Form 10-Q
period 1996-06-30
WIRELESS TELECOM GROUP INC
filed 1996-07-15
CIK 878828

                                      FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For Quarter Ended

                                    June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from              to


                               Commission file number

                                      1-11916


                             WIRELESS TELECOM GROUP, INC.

                 (Exact name of registrant as specified in its charter)


         New Jersey                                   22-2582295
         ----------                                   ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

         East 49 Midland Avenue
       Paramus, New Jersey 07652                          07652
       -------------------------                          -----
(Address of principal executive offices)                (Zip Code)

                                     (201) 261-8797
                                     --------------
                  Registrant's telephone number, including area code

- - --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  X    NO
           ---     ---
              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                              17,354,258
- - ------------------------------                          ------------------
          Class                                         Outstanding Shares
                                                         At July 8, 1996

                                  WIRELESS TELECOM GROUP, INC.


                                       Table of Contents



PART I.  FINANCIAL INFORMATION                                           Page(s)
             Item 1 -- Consolidated Financial Statements:

                   Condensed Balance Sheets as of June 30, 1996
                      (unaudited) and December 31, 1995                     3

                   Condensed Statements of Operations for the Three
                      and Six Months Ended June 30, 1996 and 1995
                      (unaudited)                                           4

                   Condensed Statements of Cash Flows for the Six
                       Months Ended June 30, 1996 and 1995 (unaudited)      5

                   Notes to Interim Condensed Financial Statements
                      (unaudited)                                         6 - 7

             Item 2 -- Management's Discussion and Analysis of Financial
                              Condition and Results of Operations        8 - 10

    PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                   11

             Item 2 -- Changes in Securities                               11

             Item 3 -- Defaults upon Senior Securities                     11

             Item 4 -- Submission of Matters to a Vote of Security Holders 11

             Item 5 -- Other Information                                   11

             Item 6 -- Exhibits and Reports on Form 8-K                    11

    Signatures                                                             12

    Exhibit 11.1                                                           13

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                     WIRELESS TELECOM GROUP, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                             - ASSETS -
                                                     JUNE 30,    DECEMBER 31,
                                                       1996         1995
                                                   (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                      $ 6,585,819   $ 5,839,865
    Accounts receivable -- net of allowance for
      doubtful accounts of $50,415 and
      $35,610, respectively                          4,107,805     3,364,189
    Inventories                                      3,571,475     2,773,925
    Prepaid expenses and other current assets          434,294       576,237
                                                    ----------    ----------
TOTAL CURRENT ASSETS                                14,699,393    12,554,216

PROPERTY, PLANT AND EQUIPMENT - NET                    741,537       575,149

OTHER ASSETS                                           458,778       272,988
                                                    ----------    ----------
                                                  $ 15,899,708  $ 13,402,353
                                                    ==========    ==========

                         - LIABILITIES AND SHAREHOLDERS' EQUITY -


ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES    $  1,017,610      $ 903,242
                                                     ---------        -------
DEFERRED INCOME TAXES                                   54,291         50,696
                                                     ---------        -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,000,000
      shares authorized, none issued                      -              -
    Common stock, $.01 par value, 30,000,000 shares
      authorized, 17,494,258 and 8,713,749 shares
      issued, respectively                             174,943        87,138
    Additional paid-in-capital                       5,990,396     5,833,138
    Retained earnings                                8,727,794     6,593,465
    Treasury stock, 140,000 and 70,000 shares,
      at cost                                          (65,326)      (65,326)
                                                    ----------    ----------
                                                    14,827,807    12,448,415
                                                    ----------    ----------
                                                   $15,899,708   $13,402,353
                                                    ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                                          WIRELESS TELECOM GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (unaudited)

                             For the Three Months           For the Six Months
                                Ended June 30,                Ended June 30,
                             1996          1995             1996        1995
                           ---------     ---------       ----------   ---------
NET SALES                $ 5,031,174   $ 4,059,175     $ 10,379,138 $ 7,486,634
                          ----------    ----------       ----------   ---------
COSTS AND EXPENSES
    Cost of sales          1,473,592     1,090,436        2,798,444   2,035,441
    Operating expenses     1,188,099       963,139        2,381,860   1,772,172
    Interest, dividend
      and other income       (76,950)      (72,436)        (162,400)   (137,343)
                           ---------     ---------        ---------   ---------
TOTAL COSTS AND EXPENSES   2,584,741     1,981,139        5,017,904   3,670,270
                           ---------     ---------        ---------   ---------
INCOME FROM OPERATIONS
  BEFORE PROVISION FOR
  INCOME TAXES             2,446,433     2,078,036        5,361,234   3,816,364

PROVISION FOR INCOME TAXES   915,965       797,882        2,013,819   1,466,171
                           ---------     ---------        ---------   ---------
NET INCOME              $  1,530,468   $ 1,280,154      $ 3,347,415 $ 2,350,193
                           =========     =========        =========   =========

NET INCOME PER COMMON SHARE (Note 2)

     PRIMARY           $        .09    $       .07     $       .19  $      .14
                                ---            ---             ---         ---
     FULLY DILUTED     $        .09    $       .07     $       .19  $      .13
                                ---            ---             ---         ---
















     The accompanying notes are an integral part of these financial statements.

                                         WIRELESS TELECOM GROUP, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)

                                                     For the Six Months
                                                       Ended June 30,
                                                       1996       1995
                                                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                       $ 3,347,415  $ 2,350,193
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                       76,511       56,956
    Deferred income taxes (benefit)                      3,595         (500)
    Provision for losses on accounts receivable         14,805       10,149

  Changes in assets and liabilities:
   (Increase) in accounts receivable                 (758,421)     (797,052)
   (Increase) in inventories                         (797,550)     (700,790)
   Decrease in prepaid expenses and other assets       95,998        35,509
   Increase in accounts payable and accrued expenses  114,368       454,677
                                                    ---------     ---------
        Net cash provided by operating activities   2,096,721     1,409,142


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                             (242,899)     (167,432)
    Officer's life insurance                         (139,845)     (107,333)
                                                    ---------     ---------
        Net cash (used) for investing activities     (382,744)     (274,765)


CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                 (1,213,086)     (567,290)
    Proceeds from exercise of stock options           245,063        61,375
                                                    ---------      --------
        Net cash (used) for financing activities     (968,023)     (505,915)


NET INCREASE IN CASH AND CASH EQUIVALENTS             745,954       628,462

  Cash and cash equivalents, at beginning of year   5,839,865     3,901,481
                                                    ---------     ---------
  CASH AND CASH EQUIVALENTS, AT END OF PERIOD     $ 6,585,819   $ 4,529,943
                                                    =========     =========
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
        Interest                                  $         -   $         -
        Taxes                                       1,697,000     1,455,000


     The accompanying notes are an integral part of these financial statements.

                                  WIRELESS TELECOM GROUP, INC.
                 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated statements of operations for the three and six month periods ended June 30,1996 and 1995 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group,Inc. and its wholly-owned subsidiary WTG Foreign Sales Corporation. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for
the   year  ended December 31, 1995,  which is incorporated herein by reference.
Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein.

The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INCOME PER COMMON SHARE

Income per  common share  is computed by dividing the net  income  by  the
weighted   average number of common shares and common equivalent shares outstanding during each period. See also Note 4 regarding the Company's Common Stock splits.

NOTE 3 - REVOLVING CREDIT LINE

The Company renewed the agreement with its bank which provides for an unsecured line of credit in the amount of $3,000,000 at the bank's prime lending rate. There are no direct borrowings currently against the line of credit. This agreement expires on June 30, 1997.

NOTE 4 - DIVIDENDS

On May 13, 1996 the Company announced the declaration of a two-for-one stock split on the Company's common stock. The split was effective for shareholders of record on May 22, 1996 and was paid on May 28, 1996. On June 12, 1995 the Company announced the declaration of a three-for-two stock split on the Company's common stock. The split was effective for shareholders of record on July 5, 1995 and was paid on July 18, 1995. All share and per share data have been retroactively adjusted to show the effects of these splits.

                                     WIRELESS TELECOM GROUP, INC.
                NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            (unaudited)


NOTE 4 - DIVIDENDS (Continued)

On January 29, 1996 and May 13, 1996 the Company announced the declaration of quarterly cash dividends of $.03 per share and $.04 per share to shareholders of record on March 22, 1996 and June 24, 1996, respectively. These cash dividends aggregated $1,213,086 and were paid by March 31, 1996 and June 30, 1996, respectively.

It is the Company's present intention to maintain a quarterly dividend policy. The Company paid cash dividends aggregating $.08 per share for the year ending December 31, 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc., formerly Noise Com, Inc., (the "Company") develops, manufactures and markets a wide variety of electronic noise sources and test instruments for wireless telecommunications. The Company's products are used to test the performance and capability of satellite, cellular and personal (PCS) communications, radio, radar, wireless local area network (WLAN), high-definition television (HDTV) and other communications systems. To further address the needs of the ever-evolving wireless telecommunications industry, the Company has been developing and marketing test instruments designed to fulfill the requirements of such customers. The Company is expanding its product offerings to these customers as this emerging industry is expected to provide an opportunity for substantial growth.

The financial information presented herein includes:

(i)  Condensed consolidated balance sheets as of the six months ended June 30,
     1996 and as of the year  ended  December 31, 1995   (ii)  Condensed
     consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and (iii) Condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995.

OPERATIONS

For the six months ended June 30, 1996 as compared to the corresponding period of the previous year, net sales increased to $10,379,138 from $7,486,634 an increase of $2,892,504 or 38.6%. For the quarter ended June 30, 1996 as compared to the corresponding period of the previous year, net sales increased to $5,031,174 from $4,059,175 an increase of $971,999 or 23.9%.
These volume increases are the result of the continued growth of commercial applications of the Company's products of which the most notable are the sales of the Company's wireless telecommunications instruments. International sales have continued to increase especially in the Pacific Rim.

The Company's gross profit on net sales for the six months ended June 30, 1996 was $7,580,694 or 73.0% as compared to $5,451,193 or 72.8% for the six months
ended June 30, 1995.   Gross profit on net sales for the quarter ended June 30,
1996 was $3,557,582 or 70.7% as compared to $2,968,739  or 73.1% for the three months ended June 30, 1995. Variations for the quarter are attributed to the mix of product sales. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the six months ended June 30, 1996 were $2,381,860 or 22.9% of net sales as compared to $1,772,172 or 23.7% of net sales for the six months ended June 30, 1995. Operating expenses for the quarter ended June 30, 1996 were $1,188,099, or 23.6% of net sales as compared to $963,139 or 23.7% of net sales for the quarter ended June 30, 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the six months ended June 30, 1996 as compared to the same period of the prior year, operating expenses increased in dollars by $609,688. Approximately 42% of this increase is due to greater expenditures for research and development of new products. Additional personnel and increased salaries accounted for 30% of the increase in dollars from 1995 and, 22% of the increase is attributable to greater advertising expenses incurred to generate sales and to expand customer awareness of the Company's wireless telecommunications instruments. These increases were partially offset by a 8% decrease in commissions earned by manufacturers' representatives. The Company has generated more sales via its internal sales force.

For the quarter ended June 30, 1996 as compared to the same period of the prior year, operating expenses increased in dollars by $224,960. Approximately 40% of this increase is due to greater expenditures for research and development of new products . Additional personnel and increased salaries accounted for 37% of the increase in dollars from 1995 and, 23% of the increase is attributable to greater advertising expenses. These increases were partially offset by a 24% decrease in commissions earned by manufacturers' representatives.

Interest, dividend and other income increased by $25,057 for the six months ended June 30, 1996 and by $4,514 for the quarter ended June 30, 1996. This increase was due to additional cash generated by operations.

Net income increased to $3,347,415, or $.19 per share, for the six months ended June 30, 1996 as compared to $2,350,193, or $.14 per share ($.13 per share on a fully-diluted basis) for the six months ended June 30, 1995. Net income for the quarter ended June 30, 1996 was $1,530,468, or $.09 per share as compared to
$1,280,154, or $.07 per share for the three months ended June 30, 1995.   The
explanation of these increases can be derived from the analysis given above of operations for the three and six month periods ending June 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $2,030,809 to $13,681,783 at June
 30, 1996, from $11,650,974 at December 31, 1995.  At June 30, 1996 the Company
 had a current ratio of 14.4 to 1, and a ratio of debt to net worth of less than .1 to 1. At December 31, 1995 the Company had a current ratio of 13.9 to 1, and a ratio of debt to net worth of less than .1 to 1.

Net cash provided from operations has allowed the Company to meet its liquidity requirements, research and development activities and capital expenditures. The principal source of cash has been from net income. To maximize the use of funds, management has been closely monitoring accounts receivable and inventory.

Management believes that accounts receivable have been increasing commensurate with the increase in sales. The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

Due to the Company's expanding product line, the volume of items and accordingly the total dollar value of inventory has increased. As the Company plans to further expand its product line, inventory is being monitored closely to balance production requirements while maintaining manageable levels of goods on hand.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


On January 29, 1996 and May 13, 1996 the Company announced the declaration of quarterly cash dividends of $.03 per share and $.04 per share payable to shareholders of record on March 22, 1996 and June 24, 1996, respectively. These cash dividends aggregated $1,213,086 and were paid by March 31, 1996 and June 30, 1996, respectively.

In February 1996, the Company established a Foreign Sales Corporation.

On May 13, 1996 the Company announced the declaration of a two-for-one stock split on the Company's common stock. The split was effective for shareholders of record on May 22, 1996 and was paid on May 28, 1996. On June 12, 1995 the Company announce d the declaration of a three-for-two stock split on the Company's common stock. The split was effective for shareholders of record on July 5, 1995 and was paid on July 18, 1995. All share and per share data have been retroactively adjusted to show the effects of these splits.

During 1995, the Company declared quarterly cash dividends aggregating $1,430,755 or $.08 per common share. It is the Company's present intention to maintain a quarterly dividend policy.

The Company believes that its financial resources from working capital provided by operations and its bank line of credit are adequate to meet current requirements.

INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

PART II - OTHER INFORMATION


    Item 1.  LEGAL PROCEEDINGS

                 Not applicable.

    Item 2.  CHANGES IN SECURITIES

                 Not applicable.

    Item 3.  DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)  The Annual Meeting of Stockholders was held on May 10, 1996.

                (b) The following matters were voted upon and the results were as follows:

                        (1) The following persons were nominated by management and each were elected to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify:
                             Franklin H. Blecher, Ph.D., Demir Eden, Seymour Kramer, Saul Panken, Dominick Scaringella, Gary Simonyan, Joanne Simonyan, Dale Sydnor, John Wilchek. The Stockholders voted 8,101,299 shares in the affirmative and 168,957 shares in the negative for the directors listed above.

                        (2) The Stockholders voted 4,612,556 shares in the affirmative, 219,616 shares in the negative and 56,827 shares abstained to amend the Company's existing 1995 Incentive Stock Option Plan increasing the number of shares of Common Stock available under the plan from 750,000 to 1,750,000 (as adjusted for the two-for-one stock split).

    Item 5.  OTHER INFORMATION

                     On May 13, 1996 the Company announced the declaration of a two-for-one stock split payable on May 28, 1996 to shareholders of record on May 22, 1996. On May 13,1996 the Company also announced a cash dividend of $.04 per share to shareholders of record on June 24, 1996. The cash dividend was paid by June 30, 1996.

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             11.1   Computation of per share earnings

        (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed by the Registrant during the quarterly period ended June 30, 1996.

                                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WIRELESS TELECOM GROUP, INC.

                                               (Registrant)


    Date:  July 15, 1996                         /S/Dale  Sydnor
                                                 Dale Sydnor
                                                 Chief Executive Officer



    Date:  July 15, 1996                         /S/Eugene Ferrara
                                                 Eugene Ferrara
                                                 Chief Financial Officer