Form 10-Q
period 1996-09-30
WIRELESS TELECOM GROUP INC
filed 1996-10-15
CIK 878828

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For Quarter Ended

                                September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from              to


                              Commission file number

                                      1-11916


                             WIRELESS TELECOM GROUP, INC.
              (Exact name of registrant as specified in its charter)


         New Jersey                                            22-2582295
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

     East 64 Midland Avenue
      Paramus, New Jersey                                         07652
(Address of principal executive offices)                        (Zip Code)

                                (201) 261-8797
                Registrant's telephone number, including area code

                   East 49 Midland Avenue Paramus, NJ 07652
(Former name, former address and former fiscal year, if changed since last report.)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  X    NO

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                           17,356,658
             Class                                    Outstanding Shares
                                                      At October 7, 1996

                              WIRELESS TELECOM GROUP, INC.


                                  Table of Contents



PART I.  FINANCIAL INFORMATION
                                                                       Page(s)

             Item 1 -- Consolidated Financial Statements:

                   Condensed Balance Sheets as of September 30, 1996
                    (unaudited) and December 31, 1995                       3

                   Condensed Statements of Operations for the Three
                     and Nine Months Ended September 30, 1996 and 1995
                     (unaudited)                                            4

                   Condensed Statements of Cash Flows for the Nine
                     Months Ended September 30, 1996 and 1995 (unaudited)   5

                   Notes to Interim Condensed Financial Statements
                    (unaudited)                                          6 -7

             Item 2 -- Management's Discussion and Analysis of Financial
                              Condition and Results of Operations       8 -10

    PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                  11

             Item 2 -- Changes in Securities                              11

             Item 3 -- Defaults upon Senior Securities                    11

             Item 4 -- Submission of Matters to a Vote of
                         Security Holders                                 11

             Item 5 -- Other Information                                  11

             Item 6 -- Exhibits and Reports on Form 8-K                   11

    Signatures                                                            12

    Exhibit 11.1                                                          13

    Exhibit 27                                                            14

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements


                         WIRELESS TELECOM GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                  - ASSETS -
                                               SEPTEMBER 30,  DECEMBER 31,
                                                  1996           1995
                                               (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                   $ 7,149,693     $ 5,839,865
    Accounts receivable -- net of allowance for
      doubtful accounts of $71,722 and
      $35,610, respectively                       4,750,995       3,364,189
    Inventories                                   4,311,104       2,773,925
    Prepaid expenses and other current assets       160,531         576,237
                                                 ----------      ----------
TOTAL CURRENT ASSETS                             16,372,323      12,554,216

PROPERTY, PLANT AND EQUIPMENT - NET                 771,054         575,149

OTHER ASSETS                                        458,778         272,988
                                                 ----------      ----------
                                               $ 17,602,155    $ 13,402,353
                                                ===========     ===========

                            - LIABILITIES AND SHAREHOLDERS' EQUITY -


ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES  $ 1,333,826   $   903,242
                                                  ---------    ----------
DEFERRED INCOME TAXES                                62,678        50,696
                                                  ---------    ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
    Preferred stock, $.01 par value, 2,000,000
      shares authorized, none issued                      -             -
    Common stock, $.01 par value, 30,000,000 shares
      authorized, 17,496,658 and 8,713,749 shares
      issued, respectively                          174,967        87,138
    Additional paid-in-capital                    6,000,373     5,833,138
    Retained earnings                            10,095,637     6,593,465
    Treasury stock, 140,000 and 70,000 shares,
      at cost                                       (65,326)      (65,326)
                                                 ----------    ----------
                                                 16,205,651    12,448,415
                                                 ----------    ----------
                                               $ 17,602,155  $ 13,402,353
                                                 ==========    ==========

    The accompanying notes are an integral part of these financial statements.

                                WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)


                            For the Three Months         For the Nine Months
                             Ended September 30,         Ended September 30,
                            1996           1995          1996         1995
                          -------        -------       -------     --------
NET SALES               $ 6,058,702    $ 4,537,581  $ 16,437,840  $ 12,024,215
                         ----------     ----------    ----------    ----------
COSTS AND EXPENSES
    Cost of sales         1,434,126      1,183,862     4,232,570     3,219,303
    Operating expenses    1,442,661      1,053,059     3,824,521     2,825,231
    Interest, dividend
      and other income     (92,865)       (76,932)      (255,265)    (214,275)
                         ---------      ---------      ---------     ---------
TOTAL COSTS AND EXPENSES 2,783,922      2,159,989      7,801,826     5,830,259
                         ---------      ---------      ---------     ---------
INCOME FROM OPERATIONS
  BEFORE PROVISION FOR
  INCOME TAXES           3,274,780      2,377,592      8,636,014     6,193,956

PROVISION FOR
  INCOME TAXES           1,212,718        914,655      3,226,537     2,380,826
                        ----------     ----------    -----------    ----------
NET INCOME            $  2,062,062    $ 1,462,937   $  5,409,477   $ 3,813,130
                        ==========     ==========    ===========    ==========

NET INCOME PER COMMON SHARE (Note 2)

     PRIMARY          $       .12     $      .08    $        .31   $       .22
                              ---            ---             ---           ---
     FULLY DILUTED    $       .12     $      .08    $        .31   $       .22
                              ---            ---             ---           ---
















    The accompanying notes are an integral part of these financial statements.

                                  WIRELESS TELECOM GROUP, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)

                                                    For the Nine Months
                                                    Ended September 30,
                                                    1996         1995
                                                  -------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                   $  5,409,477   $ 3,813,130
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                   119,116        93,095
    Deferred income taxes (benefit)                  11,982        (5,192)
    Provision for losses on accounts receivable      36,112        13,111

  Changes in assets and liabilities:
   (Increase) in accounts receivable             (1,422,918)   (1,275,565)
   (Increase) in inventories                     (1,537,179)     (934,149)
   Decrease in prepaid expenses and other assets    369,761       114,375
   Increase in accounts payable and
     accrued expenses                               430,584       551,075
                                                  ---------     ---------
     Net cash provided by operating activities    3,416,935     2,369,880


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                           (315,021)     (303,393)
    Officer's life insurance                       (139,845)     (107,333)
                                                  ---------     ---------
        Net cash (used) for investing activities   (454,866)     (410,726)


CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                               (1,907,305)     (912,130)
    Proceeds from exercise of stock options         255,064       268,119
                                                  ---------      --------
        Net cash (used) for financing activities (1,652,241)     (644,011)


NET INCREASE IN CASH AND CASH EQUIVALENTS         1,309,828     1,315,143

  Cash and cash equivalents, at beginning of year 5,839,865     3,901,481
                                                 ----------    ----------
  CASH AND CASH EQUIVALENTS, AT END OF PERIOD  $  7,149,693   $ 5,216,624
                                                 ==========     =========
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
        Taxes                                  $  2,607,000   $ 2,293,000



  The accompanying notes are an integral part of these financial statements.

                            WIRELESS TELECOM GROUP, INC.
            NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of September 30, 1996 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996
and 1995 have been prepared by the Company without audit.   The consolidated
financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiary WTG Foreign Sales Corporation. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

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

The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INCOME PER COMMON SHARE

Income per common share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during each period. See also Note 4 regarding the Company's Common Stock splits.

NOTE 3 - REVOLVING CREDIT LINE

The Company renewed the agreement with its bank which provides for an unsecured line of credit in the amount of $3,000,000 at the bank's prime lending rate. In August 1996, the bank increased the line of credit to $5,000,000. There are no direct borrowings currently against the line of credit. This agreement expires on June 30, 1997.

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

                       WIRELESS TELECOM GROUP, INC.
     NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


NOTE 4 - DIVIDENDS

On January 29, 1996, May 13, 1996 and August 5, 1996 the Company announced the declaration of quarterly cash dividends of $.03 per share, $.04 per share and $.04 per share to shareholders of record on March 22, 1996, June 24, 1996 and September 23,1996, respectively. These cash dividends aggregated $1,907,305 and were paid by March 31, 1996, June 30, 1996 and September 30, 1996, respectively.

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

The financial information presented herein includes:

(i)  Condensed consolidated balance sheets as of the nine months ended
     September 30, 1996 and as of the year ended December 31, 1995   (ii)
     Condensed consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and (iii) Condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995.

OPERATIONS

For the nine months ended September 30, 1996 as compared to the corresponding period of the previous year, net sales increased to $16,437,840 from $12,024,215 an increase of $4,413,625 or 36.7%. For the quarter ended September 30, 1996 as compared to the corresponding period of the previous year, net sales increased to $6,058,702 from $4,537,581 an increase of $1,521,121 or 33.5%. These volume increases are the result of the continued growth of commercial applications of the Company's products of which the most notable are the sales of the Company's wireless telecommunications instruments.

The Company's gross profit on net sales for the nine months ended September 30, 1996 was $12,205,270 or 74.3% as compared to $8,804,912 or 73.2% for the nine months ended September 30, 1995. Gross profit on net sales for the quarter ended September 30, 1996 was $4,624,576 or 76.3% as compared to $3,353,719 or 73.9% for the three months ended September 30, 1995. Variations in gross profit are attributed to the mix of product sales. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the nine months ended September 30, 1996 were $3,824,521 or 23.3% of net sales as compared to $2,825,231 or 23.5% of net sales for the nine months ended September 30, 1995. Operating expenses for the quarter ended September 30 , 1996 were $1,442,661, or 23.8% of net sales as compared to $1,053,059 or 23.2% of net sales for the quarter ended September 30, 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the nine months ended September 30, 1996 as compared to the same period of the prior year, operating expenses increased in dollars by $999,290. Approximately 32% of this increase is due to greater expenditures for research and development of new products. An additional 31% of the increase is attributable to greater advertising and selling expenses incurred to generate sales and to expand customer awareness of the Company's wireless telecommunications instruments. Also, additional personnel and increased salaries accounted for 22% of the increase in dollars from 1995.

For the quarter ended September 30, 1996 as compared to the same period of the prior year, operating expenses increased in dollars by $389,602.
Approximately 56% of the increase is attributable to greater advertising and selling expenses. An additional 18% of this increase is due to greater expenditures for research and development of new products. Additional personnel and increased salaries accounted for 9% of the increase in dollars from 1995.

Interest, dividend and other income increased by $40,990 for the nine months ended September 30, 1996 and by $15,933 for the quarter ended September 30, 1996. This increase was due to additional cash generated by operations.

Net income increased to $5,409,477, or $.31 per share, for the nine months ended September 30, 1996 as compared to $3,813,130, or $.22 per share for the nine months ended September 30, 1995. Net income for the quarter ended September 30, 1996 was $2,062,062, or $.12 per share as compared to $1,462,937, or $.08 per share for the three months ended September 30, 1995. The explanation of these increases can be derived from the analysis given above of operations for the three and nine month periods ending September 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $3,387,523 to $15,038,497 at September 30, 1996, from $11,650,974 at December 31, 1995. At September 30, 1996 the Company had a current ratio of 12.3 to 1, and a ratio of debt to net worth of less than .1 to 1. At December 31, 1995 the Company had a current ratio of 13.9 to 1, and a ratio of debt to net worth of less than .1 to 1.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On January 29, 1996, May 13, 1996 and August 5, 1996 the Company announced the declaration of quarterly cash dividends of $.03 per share, $.04 per share and $.04 per share payable to shareholders of record on March 22, 1996, June 24, 1996 and September 23, 1996 , respectively. These cash dividends aggregated $1,907,305 and were paid by March 31, 1996, June 30, 1996 and September 30, 1996, respectively.

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

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not applicable.

    Item 5.  OTHER INFORMATION

                On August 5, 1996 the Company announced a cash dividend of $.04 per share to shareholders of record on September 23, 1996. The cash dividend was paid by September 30, 1996.

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             11.1   Computation of per share earnings
             27     Financial Data Schedule

        (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed by the Registrant during the quarterly period ended September 30, 1996.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WIRELESS TELECOM GROUP, INC.
                                                     (Registrant)


    Date:  October 14, 1996                       /S/Dale  Sydnor
                                                  Dale Sydnor
                                                  Chief Executive Officer


    Date:  October 14, 1996                       /S/Eugene Ferrara
                                                  Eugene Ferrara
                                                  Chief Financial Officer