Form 10-K405
period 1996-12-31
WIRELESS TELECOM GROUP INC
filed 1997-02-12
CIK 878828

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________
                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1996
                           __________________
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

For the transition period from ___________  to __________


                         Commission file number 1-11916

                          WIRELESS TELECOM GROUP, INC.

             (Exact name of registrant as specified in its charter)

          New Jersey                                          22-2582295
_______________________________                            ___________________
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

        East 64 Midland Avenue,
         Paramus, New Jersey                                     07652
________________________________________                       ___________
(Address of principal executive offices)                       (Zip Code)

                                 (201) 261-8797
        _______________________________________________________________
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                       on which registered
___________________                                     _______________________
Common Stock, $.01 par value per share                  American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
     _____________________________________________________________________
                                (Title of Class)

               Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO
                                             ____    ___

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

               The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on February 3, 1997: $183,400,851.

               Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of February 3, 1997: 17,415,298.


________________________________________________________________________________

                                     PART 1

ITEM 1.        BUSINESS

               Wireless  Telecom  Group,  Inc.,  formerly  Noise Com,  Inc. (the
"Company"), develops, manufactures and markets a wide variety of electronic noise sources and test instruments for wireless telecommunications. The Company's products are used to test the performance and capability of satellite, cellular and personal (PCS) communications, radio, radar, wireless local area network (WLAN), high-definition television (HDTV) and other communications systems. To further address the needs of the ever-evolving wireless telecommunications industry, the Company has been developing and marketing test instruments designed to fulfill the requirements of such customers. The Company is expanding its product offerings to these customers as this emerging industry is expected to provide an opportunity for substantial growth.

MARKET

               Since the Company's incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products to various customers. This customer base has been continuously enhanced with the advent of new products designed specifically for use by commercial customers in wireless communications. Through the constant introduction of new instruments, as well as the increased demand by commercial users for pre-existing products, approximately 96% of the Company's sales in fiscal 1996 were derived from commercial applications. The remaining sales (approximately 4%) were comprised of sales made to the United States government (particularly the armed forces) and prime defense contractors.

               The emergence of the wireless telecommunications field continues to provide the Company with many opportunities. Frost and Sullivan, in a July 1994 report, projected that the US communications test equipment market would reach $1.3 billion by the year 2000. In 1996, the Company increased its sales by 40% due to continued expansion into the wireless industry. The Company has combined its expertise in noise generation with sophisticated hardware and software to provide versatile and powerful test equipment solutions for a myriad of applications. The Company's commitment to educating its market as to the advantages of its products continues to be paramount in achieving growth. All of the Company's products are considered test devices; therefore management considers the Company to operate within a single segment.

PRODUCTS

               Since 1993, the Company has introduced 17 test instruments specifically designed to serve the wireless telecommunications market. These products perform a variety of tests which are required for performance verification during the development of wireless communication equipment. They are also used to monitor the performance of installed equipment. These state-of-the-art instruments simplify complex measurements and perform analysis of the devices being tested. Innovative and user-friendly software combined with powerful hardware are used to create highly accurate, versatile products. In 1996, the Company capitalized on the synergy of its product line by introducing a complete test station for wireless communications. This test station, the first of its kind, bundles several of the Company's instruments with specifically designed software to provide a complete testing solution for certain wireless testing applications.

               The Company's products can perform many different testing functions. For example, one test is the emulation of multipath fading effects on a wireless communication link. This test mimics the real world condition of a temporary fading and/or loss of signals as a mobile receiver (i.e. car phone) moves through the environment. The user can create multiple scenarios depending on geographical conditions (i.e. city vs. rural landscape) and determine how the device under test will perform.

               In digital communications systems, bit error rate testing is another common application of the Company's technology. Noise is added to a receiver (i.e. modem) and the performance of the receiver is then analyzed. The noise added by the Company's instrument is measurable and repeatable which allows the user to determine the performance of the device or devices being tested. The user also has the ability to compare similar devices to determine which product is better suited to a particular application. Other tests that can be performed are distortion measurements of transmitters and receivers which operate in high density signal environments, noise figure measurements, and generation of precision carrier to noise ratios. The selling prices for individual products range from $18,000 to over $100,000 per unit with most sales occurring between $25,000 to $70,000 per unit. Selling prices for complete test stations begin at approximately $200,000.

               Noise source products are primarily used as a method of testing to determine if sophisticated communications systems are capable of receiving the information being transmitted. The widest application for the Company's noise source products are as a reference standard in test instruments which measure unwanted noise. This is accomplished by comparing a noise source with known characteristics to the unwanted noise found in the communications system being tested. By generating a random noise signal, in combination with a live transmission signal, a noise generator simulates real world signals and allows the manufacturer to determine if its product is performing to specifications. Noise source testing is often more cost-efficient, faster and more accurate than alternative conventional methods using signal generators.

               The Company's noise source products are widely used in radar systems as part of built-in test equipment to continuously monitor the radar receiver. The Company has also continually experienced sales growth in the area of satellite communications where the use of back-up receivers are becoming more common as the demand for communication availability and reliability is increasing. Testing by the Company's noise source products assures that the back-up receiver is always functional and ready should the communication using the first receiver fail. The Company's noise source products can test satellite communication receivers for video, telephone and data communications.

               The Company's products come in various sizes, styles and models with varying degrees of capabilities and can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. The Company's noise source products range from relatively simple items with no control mechanisms or auxiliary components to complex, automated components containing computerized or microprocessor based controls. Prices of noise source devices range from approximately $200 to $50,000 per unit, with most sales occurring between $700 and $2,500 per unit.

               The Company's products have extended useful lives but are generally recalibrated every year to ensure their accuracy. The Company provides recalibration services for a fee to its domestic and international customers and also calibrates test equipment manufactured by others. Although such services accounted for less than 2% of fiscal 1996 sales, the Company feels this area will continue to grow as more products are sold into the global marketplace.

               The Company has also previously manufactured and marketed telemetry products developed for applications in the commercial and military markets. The Company sold substantially all of its assets used or useful in the telemetry business in September 1992.

MARKETING AND SALES

               The  Company's  in-house  marketing  and  sales  force  currently consists of 5 individuals, including the Company's Chairman. The Company attempts to promote the sale of its products to customers and manufacturers' representatives through its product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions. The Company believes that extensive advertising is a major factor in generating in-house sales.

               The Company's products are sold globally through its in-house sales people and by over thirty non-exclusive manufacturers' representatives. Generally, representatives do not stock inventories of the Company's products. Manufacturers' representatives accounted for an aggregate of 42% of the Company's sales for the years ended December 31, 1996 and 1995, respectively. For the years ended December 31, 1996 and 1995, one of the Company's representatives accounted for approximately 15% and 10% of sales, respectively. The Company does not believe that, although there can be no assurance, the loss of any or all of its representatives would have a material adverse affect on its business.

               The Company's relationship with its representatives is usually governed by written contracts that run for one year renewable periods terminable by either party on 60 days prior notice. The contracts generally provide for exclusive territorial and product representation, and prohibit the handling of competing products. One of its representatives oversees and supervises its international sales through foreign representatives. The Company continually reviews and assesses the performance of its representatives and makes changes from time to time based on such assessments.

               The Company believes that educating its existing and potential customers as to the advantages and applications of its products is a vital factor in its continued success as is its commitment to rapid product introductions and timely revisions to existing products. Management believes that its products offer state-of-the-art performance combined with outstanding customer and technical support. The Company has always placed great emphasis on designing its products to be user-friendly. Furthermore, it has attempted to impart to potential customers the Company's willingness to tailor its products to meet their specific needs. To this end, the Company manufactures both standard and customized products.

CUSTOMERS

               Since its inception, the Company has sold its products to more than 1,000 customers. The Company has experienced continued growth in its commercial business, and will continue to offer additional products to this market. The Company currently sells the majority of its products to various commercial users in the wireless field. Other sales are made to large defense contractors which incorporate them into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 1996, approximately 96% of sales were derived from commercial applications. The remaining sales were comprised of government and military applications.

               For fiscal 1996,  no one customer  accounted for more than 10% of total sales. The Company's largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect.

               Export sales for Fiscal 1996, were $7,841,000 or approximately 35% of total sales. These sales were made predominantly to customers in Asia ($4,312,000 or 19%) and Europe ($2,677,000 or 12%). In February 1996, the
Company established a Foreign Sales Corporation (FSC). The Company receives a federal tax deduction for a portion of its export profits. See Note 4 of Notes to the Financial Statements.

RESEARCH AND DEVELOPMENT

               The Company maintains an engineering staff (22 individuals as of February 3, 1997) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering-support personnel and were $1,653,000 for the year ended December 31, 1996. See Note 1 of Notes to the Financial Statements.

               The Company intends to continue and increase its research and development activities and considers these efforts to be vital to its future business expansion and success.

COMPETITION

               With regard to its products, the Company competes against many companies which utilize similar technology. Some of them are larger and have substantially greater resources in financial, technical and marketing areas than the Company. The Company's competitors include Hewlett Packard, Telecom Analysis Systems, English Electric Valve, and MDF Products. Companies tend to specialize in niches in the noise source area and generally do not produce equipment across the full range of products.

               The Company designs its products with special attention to making them user-friendly and constantly re-evaluates its products for the purpose of enhancing and improving them. The Company believes that these efforts, along with its willingness to adapt its products to the particular needs of its customers and its intensive efforts in customer and technical support, are factors that add to the competitiveness of its products.

BACKLOG

               The Company's backlog of firm orders was approximately $5,400,000 at December 31, 1996 and $2,000,000 at December 31, 1995. It is anticipated that all of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the company will realize a profit from the orders.

INVENTORY, SUPPLIES AND MANUFACTURING

               The Company purchases components, devices and subassemblies from a wide variety of sources. For example, its noise source diodes, a key component in all of its noise source products, are made by third parties in accordance with the Company's designs and specifications. To date, because of its multiple sources of supply, the Company has experienced only minimal difficulties in obtaining components and materials for its manufacturing and assembly process. The Company's inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company's operations. No third party supplier accounted for more than 10% of the Company's total inventory purchases for Fiscal 1996.

               The Company is not party to any formal written contract regarding the deliveries of its supplies and components. It generally purchases such items pursuant to written purchase orders of both the individual and blanket variety. Blanket purchase orders usually cover the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

               The Company does not manufacture nor assemble its products on a continuous mass-production basis. Instead, small lot production techniques are used. The Company also uses external contract manufacturers for routine tasks such as printed circuit board assembly and chassis assembly. The Company anticipates that its use of contract manufacturers will continue to increase. Testing of products is generally accomplished at the end of the manufacturing process and is performed in-house as are all quality control procedures. The Company utilizes modern equipment for the design, engineering, manufacture, assembly and testing of its products.

WARRANTY AND SERVICE

               The Company provides one-year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required outside the warranty period are not covered by the Company's warranty.

               In cases of defective products, the customer typically returns them to the Company's facility. The Company's service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company's plant, and it charges its customers a fee for those service items that are not covered by warranty. The Company usually does not offer its customers any formal written service contracts.

PRODUCT LIABILITY COVERAGE

               The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability by customers and others. Claims may be asserted against the Company by end-users of any of the Company's products. Since April 1996, the Company has maintained product liability insurance coverage with an aggregate annual liability coverage limit, regardless of the number of occurrences, of $5,000,000. From August 1991 to April 1996, the Company has maintained product liability insurance coverage with an aggregate annual liability coverage limit, regardless of the number of occurrences, of $4,000,000. Prior thereto, the Company had minimal product liability insurance coverage.

               The Company's insurance policy will not cover liability caused by events occurring prior to the time such policy was purchased by it. There is no assurance that such insurance will continue to be available at a reasonable cost or sufficient to cover all possible liabilities. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on it. Further, certain government contractors and others may require minimum product liability insurance coverage as a condition precedent to purchasing products. Failure to satisfy such insurance requirements could impede the ability of the Company to achieve broad sales of its products.

               To date, the Company has not become aware of any situations where it has been rejected as a product supplier based on lack of adequate insurance coverage. The Company has not received or encountered any formal claims for liability due to a defective or malfunctioning device made by it. However, it is possible that the Company may be subject to such claims in the future and corresponding litigation should one or more of its products fail to perform or to meet certain minimum specifications.

INTELLECTUAL PROPERTY

               Proprietary information and know-how are important to the Company's commercial success. The Company holds no patents nor owns any trademarks. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. In addition, none of the Company's employees have signed confidentiality agreements regarding its proprietary information, nor have any employees signed any non-competition agreements other than Messrs. Simonyan and Sydnor.

               The Company believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

EMPLOYEES

               On February 3, 1997 the Company had 65 full-time employees, including its officers, of whom 30 were engaged in manufacturing and repair services, 8 in administration and financial control, 22 in engineering and research and development, and 5 in marketing and sales.

               None of its employees are covered by a collective bargaining agreement or are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

               The design and manufacture of the Company's products require substantial technical capabilities in many disparate disciplines, from mechanics and computer science to electronics and mathematics. While the Company believes that the capability and experience of its technical employees compares favorably with other similar manufacturers, there can be no assurance that it can retain existing employees or attract and hire the highly capable technical employees it may need in the future on terms deemed favorable to the Company.

ITEM 2.        PROPERTIES

               The Company leases a 25,000 square foot facility in Paramus, New Jersey which is used as its principal corporate headquarters and manufacturing plant. See Note 8 of Notes to the Financial Statements.

ITEM 3.        LEGAL PROCEEDINGS

               The Company knows of no material litigation or proceeding, pending or threatened, to which the Company is or may become a party.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

               The Common Stock of the Company has traded on the American Stock Exchange under the name Wireless Telecom Group, Inc. (Symbol: WTT) since September 12, 1994. From May 26, 1993 to September 9, 1994, the Company traded on the American Stock Exchange as Noise Com, Inc. under the Symbol NOI. From October 21, 1991 through May 25, 1993, the Company's Common Stock had traded on the over-the-counter market and had been quoted through the National Association of Securities Dealers National Quotation System ("NASDAQ") under the symbol NCIS. The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated as reported on the American Stock Exchange. This table has been adjusted to give retroactive effect for the 2-for-1 stock split paid on May 28, 1996 and the 3-for-2 stock split paid on July 18, 1995 .


                                                   High                  Low
                                                   ----                  ---
1996 Fiscal Year
  1st Quarter                                   $ 8.75                 $ 6.19

  2nd Quarter                                    16.75                   6.44

  3rd Quarter                                    14.38                   7.75

  4th Quarter                                    12.63                   9.06

1995 Fiscal Year

  1st Quarter                                   $ 6.00                 $ 2.54

  2nd Quarter                                     9.25                   5.33

  3rd Quarter                                    10.81                   7.88

  4th Quarter                                     9.75                   6.81



        On February 3, 1997, the closing price of the Common Stock of the Company as reported was $12.25. On February 3, 1997 the Company had 461 stockholders of record.

        Quarterly dividends on the Company's Common Stock have been declared since June 1993. The table below details quarterly dividends declared for the past two years. This table has been adjusted to give retroactive effect for the 2-for-1 stock split paid on May 28, 1996 and the 3-for-2 stock split paid on July 18, 1995 .


                                                       Quarterly Dividends Per Share
                                                       ------------------------------
                                              1st           2nd           3rd           4th
                                              ---           ---           ---           ---
1996                                        $.0300        $.0400        $.0400         $.0400
1995                                        $.0133        $.0200        $.0200         $.0300


        It is the Company's present intention to maintain a quarterly dividend policy.

ITEM 6.        SELECTED FINANCIAL DATA

               The selected  financial data  presented  below as of December 31,
1996, 1995, 1994, 1993 and 1992 were derived from the Company's financial statements. On September 15, 1992, the Company completed the sale of its telemetry product line and prior periods have been restated to reflect this product line separately (NCI Division) as discontinued operations. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, the financial statements and related notes contained elsewhere in this Form 10-K.



                                                 1996            1995             1994           1993         1992
                                                 ----            ----             ----           ----         ----
Selected Statement of Operations Data:

Net sales                                     $22,463,029     $16,040,537     $8,589,872     $5,022,702     $4,024,926

Income from continuing
   operations before income taxes              11,621,211       8,116,535      3,639,962      1,450,252      1,345,424

Provision for income taxes                      4,170,754       3,065,827      1,418,856        564,184        540,702

Net income from continuing operations           7,450,457       5,050,708      2,221,106        886,068        804,722

Selected Per Share Data (1):

Net income from continuing
   operations per common share                       $.42            $.29           $.13           $.06           $.05

Shares used in computation of
  earnings per share - Primary                 17,735,007      17,510,538     16,672,614     15,898,788     16,040,040

Cash dividends per common share                      $.15            $.08           $.04           $.06           $.03

Selected Balance Sheet Data:

Working capital                               $16,183,137     $11,650,974     $7,162,455     $5,046,007     $5,251,479
Total assets                                   19,044,242      13,402,353      8,117,150      5,780,399      5,823,718
Total liabilities                               1,444,716         953,938        467,551        411,110        402,888
Shareholders' equity                           17,599,526      12,448,415      7,649,599      5,369,289      5,420,830

--------------------

(1) Common share data has been adjusted to reflect the 2-for-1, 3-for-2 and 2-for-1 stock splits paid on May 28, 1996, July 18, 1995 and November 28, 1994, respectively. Dividends paid in 1993 include a special dividend of $.03 per share paid in February, 1993.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

               This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "intend," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, the risk of delay in product development and release dates and acceptance of, and demand for, the Company's products.

RESULTS OF CONTINUING OPERATIONS
YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

                Net sales for the year ended December 31, 1996 were $22,463,029 as compared to $16,040,537 for 1995, an increase of $6,422,492 or 40.0%. This volume increase is the result of the continued growth of commercial applications of the Company's products of which the most notable are the sales of the Company's wireless telecommunications instruments. Approximately 96% of the Company's revenues are derived from commercial applications of its products. The remaining 4% of sales consist of products sold for government and military applications.

                The Company's gross profit on net sales for the year ended December 31, 1996 was $16,624,799 or 74.0% as compared to $11,797,603 or 73.5%
as reported in the previous year. The Company rigidly monitors costs associated with material acquisition, manufacturing and production. Gross profit margins can vary based upon the mix of product sales.

               Operating expenses for the year ended December 31, 1996 were $5,356,260 or 23.8% of net sales as compared to $4,074,619 or 25.4% of net sales for the year ended December 31, 1995. For the year ended December 31, 1996 as compared to prior year, operating expenses increased in dollars by $1,281,641. Approximately 34% of this increase is attributable to greater advertising, promotional and selling expenses incurred to generate sales and to expand customer awareness of the Company's wireless telecommunications instruments. An additional 32% of this increase is due to increased expenditures for research and development of new products. Bonuses, increased salaries and additional personnel accounted for 19% of the increase in dollars for 1996. Operating expenses when viewed as a percentage of net sales have declined by 1.6% due to the fixed nature of many of these costs and the economies of scale resulting from the increase in sales volume.

               Interest, dividend and other income decreased by $40,879 for the year ended December 31, 1996. The decrease was due to the recognition in 1995 of a gain of $101,298 on the sale of the Company's available-for-sale holdings in a highly liquid mutual fund. The Company's overall investment balance increased in 1996 and an additional $60,419 in interest income was generated in 1996, excluding the effect of the $101,298 gain mentioned above. The increase in the Company's investment balance is due to additional cash generated by the business.

               Net income increased to $7,450,457 or $.42 per share, for the year ended December 31, 1996 as compared to $5,050,708 or $.29 per share on a primary basis, for the year ended December 31, 1995. The explanation of this increase can be derived from the operational analysis provided above.

RESULTS OF CONTINUING OPERATIONS
YEAR ENDED DECEMBER 31, 1995 COMPARED TO 1994

                Net sales for the year ended December 31, 1995 were $16,040,537 as compared to $8,589,872 for 1994, an increase of $7,450,665 or 86.7%. This volume increase is the result of the continued growth of commercial applications of the Company's products of which the most notable are the sales of the Company's wireless telecommunications instruments. Approximately 92% of the Company's revenues are derived from commercial applications of its products. The remaining 8% of sales consist of products sold for government and military applications.

               The Company's gross profit on net sales for the year ended December 31, 1995 was $11,797,603 or 73.5% as compared to $5,808,058 or 67.6%
as reported in the previous year. The Company attributes the increase in gross profit margins to the increased volume and profitability of sales made to the commercial market and the constant cost control over all aspects of material acquisition, manufacturing and production. Margins have increased due to the economies of scale experienced with the increase in volume. The Company has also increased its efforts in material control by seeking multiple sources of supply which has allowed for the negotiation of better prices with vendors. Additionally, the Company has been using small lot production techniques which has allowed for greater efficiencies in manufacturing.

               Operating expenses for the year ended December 31, 1995 were $4,074,619 or 25.4% of net sales as compared to $2,357,509 or 27.4% of net sales for the year ended December 31, 1994. For the year ended December 31, 1995 as compared to prior year, operating expenses increased in dollars by $1,717,110. Approximately 46% of this increase is due to increased expenditures for research and development of new products. An additional 24% of this increase is attributable to greater advertising, promotional and selling expenses incurred to generate sales and to expand customer awareness of the Company's wireless telecommunications instruments. Bonuses, increased salaries and additional personnel accounted for 17% of the increase in dollars for 1995. Operating expenses when viewed as a percentage of net sales have declined by 2.0% due to the fixed nature of many of these costs and the economies of scale resulting from the increase in sales volume.

               Interest, dividend and other income increased by $202,628 for the year ended December 31, 1995. Of this increase, $101,298 was due to a gain on the sale of the Company's mutual fund investment. The remaining gain was due to a rise in interest rates and an increase in the Company's investment balance due to additional cash generated by the business.

               Net income increased to $5,050,708 or $.29 per share, for the year ended December 31, 1995 as compared to $2,221,106 or $.13 per share on a primary basis, for the year ended December 31, 1994. The explanation of this increase can be derived from the operational analysis provided above.

LIQUIDITY AND CAPITAL RESOURCES

               The Company's working capital has increased by $4,532,163 to $16,183,137 at December 31, 1996, from $11,650,974 at December 31, 1995. At
December 31, 1996 the Company had a current ratio of 12.7 to 1, and a ratio of debt to net worth of less than .1 to 1. At December 31, 1995 the Company had a current ratio of 13.9 to 1, and a ratio of debt to net worth of less than .1 to 1.

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

               Due to the Company's expanding product line, the volume of items and accordingly, the total dollar value of inventory has increased. As the Company plans to further expand its product line, inventory is being monitored closely to balance production requirements while maintaining manageable levels of goods on hand.

               The Company entered into an agreement with its bank which provides for an unsecured line of credit in the amount of $5,000,000 at the bank's prime lending rate. As of December 31, 1996 the Company had no debt outstanding under this line of credit. The line of credit agreement, which was renewed, expires on June 30, 1997.

               For details of dividends paid in the years ended December 31, 1996 and 1995 refer to Item 5. It is the Company's present intention to maintain a quarterly dividend policy.

               On January 27, 1997, the Company announced the declaration of a quarterly cash dividend of $.05 per share to shareholders of record on March 24, 1997. This cash dividend will be paid on April 1, 1997.

               The Company believes that its financial resources from working capital provided by operations, the proceeds it received from its initial public offering and its bank line of credit are adequate to meet its current needs.

INFLATION AND SEASONALITY

               The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The response to this item is submitted in a separate section of this report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               Not Applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The current directors and executive officers of the Company are as follows:


Name                                        Age           Position
----                                        ---           ---------

Karabet ('Gary') Simonyan(1)(2).........    61     Chairman of the Board

Dale Sydnor.............................    40     Chief Executive Officer, President
                                                     and Director

Seymour Kramer(1)(2)(3).................    73     Treasurer, Secretary and Director


Edward Garcia ..........................    32     Executive Vice President, Chief Operating
                                                     Officer

Eugene Ferrara..........................    31     Executive Vice President, Chief
                                                     Financial Officer

Bent Hessen-Schmidt.....................    35     Vice President, Sales and Marketing

Saul Panken(1)..........................    74     Director

Dominick Scaringella....................    58     Director

John Wilchek(3).........................    56     Director

Demir Richard Eden(3)...................    57     Director

Franklin H. Blecher ....................    68     Director

--------------------

(1)     Member of Stock Option Committee
(2)     Trustee for Profit Sharing Plan
(3)     Member of Audit Committee

               All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

               Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by each of them.

               Gary Simonyan is and has been since its founding in 1985, the Company's Chairman. From 1978 until he joined the Company, he worked for Micronetics, Inc., a manufacturer of electronic products, in several capacities, including President. From 1977 through 1978, he served as President of Laser Management Associates, an electronics consulting firm, which he founded. Mr. Simonyan has a BS in Applied Physics and has undertaken graduate studies in electrical engineering and in business administration.

               Dale Sydnor was elected Chief Executive Officer and to the Board of Directors in May 1996. He had served as the Company's President since July 1995 and from April 1991 as the Company's Chief Operating Officer, acting director of engineering and Executive Vice President. Mr. Sydnor was also Project Manager from 1988 through 1989. During 1990, he served as a Project Engineer at ITT Aerospace Communications division. From 1986 to 1988, Mr. Sydnor served as a private consultant. Mr. Sydnor has a bachelor's degree in Electrical Engineering.

               Seymour Kramer, a certified public accountant, has been a Director and the Treasurer of the Company since 1991 and financial consultant to the Company since 1988. He retired from active and full business employment in 1984. From 1973 through 1984 he served as a Director, Treasurer and Chief Financial Officer of several electronic manufacturing, merchandising and service companies including Micronetics, Inc. Mr. Kramer was elected Secretary of the Company in January 1997. He has a bachelor's degree in Business Administration. Mr. Kramer is not a full -time employee of the Company.

               Edward Garcia joined the Company in 1990 and has served in various positions including Chief Engineer since 1992. Prior to joining the Company Mr. Garcia worked for Triangle Microwave. Mr. Garcia was elevated to Vice President of Operations in October 1995 and elected Executive Vice President and Chief Operating Officer in August 1996. He has a bachelor's degree in Electrical Engineering.

               Eugene Ferrara, a certified public accountant, has been the Chief Financial Officer of the Company since August 1994 and was given the additional title of Executive Vice President in October 1996. He joined the Company as Controller in October 1993. From April 1991 to September 1993 he worked for Witco Corporation. From 1987 through March 1991 he worked for Coopers & Lybrand as a senior associate. He has a bachelor's degree in Accounting.

               Bent Hessen-Schmidt joined the Company in 1988 as the Company's sales and marketing manager. Prior to joining the Company, Mr. Hessen-Schmidt worked in various capacities for Crimp A.S., a manufacturer of digital and microwave electronic systems. Mr. Hessen-Schmidt, was elected to the office of Vice President of Sales and Marketing in May 1996. He has a master's degree in Electrical Engineering.

               Saul Panken, a certified public accountant, has been a Director of the Company since 1985. He was the Company's Treasurer from 1985 until 1991. He was a partner in the accounting firm of Lawson, Holland and Co. from 1964 until 1987.

               Dominick Scaringella became a Director of the Company in August 1991. From 1988 to date, he has served as President of Precision Electronics, Inc., a manufacturer of electronics products. From 1963 to 1986, he was employed by MSI Electronics, a manufacturer of semiconductors, as Director and Vice President. From 1986 to 1988 he was an independent consultant to the electronics industry.

               John Wilchek became a director of the Company in May 1993. He was the founder, President, CEO and Chairman of Zenith Knitting Mills until his retirement in 1991.

               Demir Richard Eden is and has been since its founding in 1979, the President, CEO and the Chairman of Intra Computer, Inc., a manufacturing and engineering consulting company. Mr. Eden has a Master of Science degree in Electronics and Business Administration from Istanbul Technical University as well as an MS in Computer Science from New York Polytechnic University. Mr. Eden became a director of the Company in May 1993.

               Franklin H. Blecher, Ph.D. became a director of the Company in November 1994. In a distinguished thirty-seven year career with AT&T Bell Laboratories, Dr. Blecher held several significant positions including Executive Director of the Technical Information Systems Division from 1987 to 1989 and Executive Director of the Integrated Circuit Design Division from 1982 to 1987 and previously Director of the Mobile Communications Laboratory.

               Dr. Blecher has made significant contributions in the area of transistor design for computer applications. He has also developed widely used telephone and cellular transmission systems. His laboratory's work in the cellular field was used by the FCC to establish standards for commercial cellular systems. Dr. Blecher received his Ph.D. from New York Polytechnic University where he is presently a member of the Corporate Board and is Past Chairman of the Engineering Foundation.

            The information relating to compliance with Section 16(a) of the Exchange Act will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1996 year end and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

            The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1996 year end and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

            The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1996 year end and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            -------------------------------------------------------------------

(a)     (1)    Report of Independent Auditors

               Consolidated  Balance  Sheets as of  December  31,  1996 and 1995
               Consolidated  Statements of Operations for the Three Years in the
                 Period ended December 31, 1996
               Consolidated  Statements of Changes in  Shareholders'  Equity for
                 the Three Years in the Period ended December 31, 1996
               Consolidated  Statements of Cash Flows for the Three Years in the
                 Period ended December 31, 1996
               Notes to Consolidated Financial Statements

        (2)    Financial Statement Schedules

               All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

        (3)    Exhibits

        3.1    --     Certificate of Incorporation, as amended*
        3.2    --     Amended and Restated By-laws*
        3.3    --     Amendment to the Certificate of Incorporation***
        3.4    --     Amendment to the Certificate of Incorporation****
        4.2    --     Form of Stock Certificate*
       10.1    --     Lease between the Registrant and  Junto Investments*
       10.2    --     Amendment  to  the  lease  between  the  Registrant  and
                        Junto Investments****
       10.3    --     Summary Plan  Description of Profit Sharing Plan of the
                        Registrant*
       10.4    --     Incentive Stock Option Plan of the Registrant and related
                        agreement*
       10.4a   --     Amendment to Registrant's Incentive Stock Option Plan and
                        related agreement****
       10.5    --     Employment Agreement between the Registrant and Karabet
                        Simonyan*
       10.6    --     1994 Employment Agreement between the Registrant and Dale
                        Sydnor***
       10.7    --     Form of Manufacturers Representative Agreement*
       10.9    --     Amendment to Employment Agreement between the Registrant and
                        Karabet Simonyan*
       10.10   --     Amendment No. 2 to Employment Agreement between the
                        Registrant and Karabet Simonyan made as of August 1,
                        1992**
       10.11   --     Credit Agreement with Chemical Bank dated August 10,
                        1992**
       10.11a  --     Amendment to Credit Agreement with Chemical  Bank****
       10.11b  --     Amendment to Credit  Agreement  with Chase  Manhattan Bank
       10.12   --     Lease between the Registrant and Paramus Parkway Building
                        Associates
       11.1    --     Computation of Per Share Earnings
       23.0    --     Consent of Independent Auditors (Lazar, Levine and Company
                        LLP)
       27.0    --     Financial Data Schedule (EDGAR version only)


--------------------
* These exhibits were filed as exhibits to the Company's registration statement on Form S-18 (File No. 33-42468-NY) and are incorporated herein by reference.

** Filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 1992.

*** Filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 1994.

**** Filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 1995.

(b)     Reports on Form 8-K -- None
(c)     See Item 14(a)(3), above.
(d)     See Item 14(a)(2), above.

                               S I G N A T U R E S

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WIRELESS TELECOM GROUP,  INC.

Date:  February 12, 1997              By:    /s/  KARABET SIMONYAN
                                             -----------------------------------
                                             Karabet Simonyan,
                                             Chairman of the Board

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KARABET SIMONYAN                                      February 12, 1997
_________________________________________
Karabet Simonyan, Chairman of the Board

/s/ DALE SYDNOR                                           February 12, 1997
_________________________________________
Dale Sydnor, Chief Executive Officer and
     President, Director

/s/ SEYMOUR KRAMER                                        February 12, 1997
_________________________________________
Seymour Kramer, Treasurer, Secretary and
    Director (Principal Accounting Officer)

/s/ EUGENE FERRARA                                         February 12, 1997
_________________________________________
Eugene Ferrara, Chief Financial Officer
    (Principal Financial Officer)

_________________________________________
Saul Panken, Director

/s/ DOMINICK SCARINGELLA                                   February 12, 1997
_________________________________________
Dominick Scaringella, Director

/s/ JOHN WILCHEK                                           February 12, 1997
_________________________________________
John Wilchek, Director

/s/ Demir Richard Eden                                     February 12, 1997
________________________________________
Demir Richard Eden, Director

/s/ FRANKLIN H. BLECHER                                    February 12, 1997
________________________________________
Franklin H. Blecher, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.


                                                                                             Page
                                                                                             ----
Independent Auditors' Report                                                                 F - 1

Consolidated Financial Statements:

   Balance Sheets as of December 31, 1996 and 1995                                           F - 2
   Statements of Operations for the Three Years in the Period
      Ended December 31, 1996                                                                F - 3

   Statements of Changes in Shareholders' Equity for the Three

      Years in the Period Ended December 31, 1996                                            F - 4

   Statements of Cash Flows for the Three Years in the Period

      Ended December 31, 1996                                                                F - 5


Notes to Consolidated Financial Statements                                                   F - 6


                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Wireless Telecom Group, Inc.
Paramus, New Jersey

We have audited the accompanying consolidated financial statements of Wireless Telecom Group, Inc. as listed in the Index under Item 14 in this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                 /s/ LAZAR, LEVINE & COMPANY LLP
                                                 -------------------------------
                                                     LAZAR, LEVINE & COMPANY LLP

New York, New York
January 30, 1997

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                   - ASSETS -



                                                                                        December 31,
                                                                                  ----------------------
                                                                                    1996           1995
                                                                                  --------       -------
CURRENT ASSETS:

   Cash and cash equivalents                                                      $8,039,128    $5,839,865
   Accounts receivable - net of allowance for doubtful accounts of $74,707
      and $35,610 for December 31, 1996 and 1995, respectively                     4,252,115     3,364,189
   Inventories (Note 1)                                                            4,998,575     2,773,925
   Prepaid expenses and other current assets                                         272,960       576,237
                                                                                ------------   -----------

TOTAL CURRENT ASSETS                                                              17,562,778    12,554,216

PROPERTY, PLANT AND EQUIPMENT - NET  (NOTES 1 AND 2)                               1,022,686       575,149

OTHER ASSETS                                                                         458,778       272,988
                                                                                 -----------   -----------

                                                                                 $19,044,242   $13,402,353
                                                                                 ===========   ===========


                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                                         $ 1,379,641     $ 903,242
                                                                                 -----------     ---------

TOTAL CURRENT LIABILITIES                                                          1,379,641       903,242
                                                                                 -----------     ---------

DEFERRED INCOME TAXES  (NOTES 1 AND 6)                                                65,075        50,696
                                                                                 -----------     ---------

COMMITMENTS AND CONTINGENCIES (NOTES 4, 5, 7 AND 8)

SHAREHOLDERS' EQUITY  (NOTE 3):

   Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued              -              -
   Common stock, $.01 par value, 30,000,000 shares authorized, 17,502,898 and
      8,713,749 shares issued for December 31, 1996 and 1995, respectively           175,029        87,138
   Additional paid-in capital                                                      6,044,782     5,833,138
   Retained earnings                                                              11,441,707     6,593,465
   Treasury stock, at cost - 130,000 and 70,000 shares, respectively                 (61,992)      (65,326)
                                                                                 -----------     ---------

                                                                                  17,599,526    12,448,415
                                                                                 -----------     ---------

                                                                                 $19,044,242   $13,402,353
                                                                                 ===========   ===========



   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.



                                                                        For The Year Ended December 31,
                                                                     -------------------------------------
                                                                        1996         1995          1994
                                                                     -----------  ----------    ----------


NET SALES (NOTE 4)                                                   $22,463,029  $16,040,537   $8,589,872
                                                                     -----------  -----------   ----------

COSTS AND EXPENSES:

  Cost of sales                                                        5,838,230    4,242,934    2,781,814
  Operating expenses (Note 1)                                          5,356,260    4,074,619    2,357,509
  Interest expense                                                             -            -        1,510
  Interest, dividend and other income                                   (352,672)    (393,551)    (190,923)
                                                                     -----------  -----------   ----------

TOTAL COSTS AND EXPENSES                                              10,841,818    7,924,002    4,949,910
                                                                     -----------  -----------   ----------

INCOME  BEFORE PROVISION FOR INCOME TAXES                             11,621,211    8,116,535    3,639,962

  Provision for income taxes (Notes 1 and 6)                           4,170,754    3,065,827    1,418,856
                                                                     -----------  ----------- ------------

NET INCOME                                                            $7,450,457  $ 5,050,708  $ 2,221,106
                                                                      ==========  ===========  ===========



NET INCOME PER COMMON SHARE: PRIMARY (NOTE 1)                             $ 0.42      $  0.29      $  0.13
                                                                          ======      =======      =======


NET INCOME PER COMMON SHARE: FULLY DILUTED (NOTE 1)                       $ 0.42      $  0.29      $  0.13
                                                                          ======      =======      =======


CASH DIVIDENDS PER COMMON SHARE (NOTE 3)                                  $ 0.15      $  0.08      $  0.04
                                                                          ======      =======      =======



   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.
                                                                                  Unrealized
                                                      Additional                  Gain (Loss)  Treasury
                                          Common        Paid-in        Retained    on Equity     Stock
                                           Stock        Capital        Earnings   Securities    at Cost         Total
                                          -------     ----------       ---------  -----------   -------         -----
Balance at December 31, 1993             $ 26,500    $  3,976,008    $  1,435,440      -       ($68,659)    $  5,369,289

Dividends - $.04 per share (Note 3)                                      (683,034)                              (683,034)

Two for-one common stock split (Note 3)    26,500         (26,500)                                                 -

Exercise of stock options\warrants
  (Note 3)                                  4,020         860,008                                                864,028

Unrealized loss - equity
  securities (Note 1)                                                             ($ 121,790)                   (121,790)

Net income                                                              2,221,106                              2,221,106
                                          --------    -----------     -----------  ---------   ----------     ----------
Balance at December 31, 1994               57,020       4,809,516       2,973,512   (121,790)   (68,659)       7,649,599

Dividends - $.08 per share (Note 3)                                    (1,430,755)                            (1,430,755)

Three-for-two common stock split
 (Note 3)                                  28,510         (28,899)                                                  (389)

Exercise of stock options (Note 3)          1,608       1,052,521                                 3,333        1,057,462

Reversal of unrealized loss (Note 3)                                                 121,790                     121,790

Net income                                                              5,050,708                              5,050,708
                                          --------    -----------     -----------  ---------   ----------     ----------

Balance at December 31, 1995               87,138       5,833,138       6,593,465         -     (65,326)      12,448,415

Dividends - $.15 per share (Note 3)                                    (2,602,215)                            (2,602,215)

Two-for-one common stock split
  (Note 3)                                 87,137         (87,137)                                                   -

Exercise of stock options (Note 3)            754         298,781                                 3,334         302, 869

Net income                                                              7,450,457                              7,450,457
                                         --------     -----------     -----------  ---------   ----------     ----------

Balance at December 31, 1996             $175,029      $6,044,782     $11,441,707         -    ($61,992)     $17,599,526
                                         ========     ===========     ===========  =========   ==========    ===========




   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.


                                                                           For The Year Ended December 31,
                                                                          ----------------------------------
                                                                             1996         1995         1994
                                                                          ---------  ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                         $7,450,457  $ 5,050,708  $  2,221,106
      Adjustments to reconcile net income to net cash provided
         by operating activities:

           Depreciation and amortization                                    169,053      130,574        96,581
           Deferred income taxes (benefit)                                   14,379       (9,985)       (7,054)
           Provision for losses on accounts receivable                       39,097       13,571        14,166
      Changes in assets and liabilities:

         (Increase) in accounts receivable                                 (927,023)  (1,337,980)   (1,259,882)
         (Increase) in inventory                                         (2,224,650)  (1,226,780)     (586,644)
         (Increase) decrease in prepaid expenses and other current assets   257,332     (376,528)       57,038
         Increase in accounts payable and accrued expenses                  476,399      496,372        63,495
                                                                         ----------    ---------    ----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                      5,255,044    2,739,952       598,806
                                                                         ----------    ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                 (616,590)    (320,553)     (143,916)
      Officer's life insurance                                             (139,845)    (107,333)     (109,473)
                                                                         ----------    ---------    ----------
           NET CASH USED FOR INVESTING ACTIVITIES                          (756,435)    (427,886)     (253,389)
                                                                         ----------    ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from exercise of stock options\warrants                      302,869    1,057,073       864,028
      Dividends paid                                                     (2,602,215)  (1,430,755)     (683,034)
      Proceeds from line of credit                                                -            -       300,000
      Payments against line of credit                                             -            -      (300,000)
                                                                         ----------    ---------    ----------
         NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            (2,299,346)    (373,682)      180,994
                                                                         ----------    ---------    ----------

NET  INCREASE IN CASH AND CASH EQUIVALENTS                                2,199,263    1,938,384       526,411

      Cash and cash equivalents, at beginning of year                     5,839,865    3,901,481     3,375,070
                                                                         ----------   ----------    ----------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                $8,039,128   $5,839,865    $3,901,481
                                                                         ==========   ==========    ==========
SUPPLEMENTAL INFORMATION:
      Cash paid during the year for:
             Interest                                                    $        -   $        -    $    1,510
             Taxes                                                        3,807,000    2,748,000     1,214,700


   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

        1.  DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES:

                ORGANIZATION AND BASIS OF PRESENTATION:

                Wireless Telecom Group, Inc. and Subsidiary (the Company), manufactures a wide variety of test equipment for wireless telecommunications which it sells to customers throughout the
                United States and through its foreign sales corporation to certain foreign customers. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiary, WTG Foreign Sales Corporation. All intercompany balances and transactions have been eliminated. The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies which are considered particularly significant.

                REVENUE RECOGNITION:

                The Company recognizes revenue from all product sales at the time of shipment.

                STATEMENTS OF CASH FLOWS:

                For  purposes  of the  statements  of cash  flows,  the  Company
                considers  all  highly  liquid   investments  with  an  original
                maturity of three months or less to be cash equivalents.

                CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE:

                Financial instruments that potentially subject the Company to Concentrations of Credit Risk consist principally of cash investments and accounts receivable.

                The Company maintains significant cash investments primarily with one financial institution. The Company performs periodic evaluations of the relative credit rating of this institution as part of its investment strategy.

                Concentrations of Credit Risk with respect to accounts receivable are limited due to the Company's large customer base. However, at December 31, 1996 primarily all of the Company's receivables do pertain to the wireless telecommunications industry.

                The  carrying  amounts  of  cash  and  cash  equivalents,  trade
                receivables,   other   current   assets  and  accounts   payable
                approximate fair value.

                INVESTMENTS IN EQUITY SECURITIES:

                Effective January 1, 1994, the Company adopted the provisions of SFAS 115 Accounting for Certain Investments in Debt and Equity Securities which requires greater disclosure of these instruments including the methods to be used in determining fair value, and when to record unrealized holding gains and losses in earnings or in a separate component of shareholders' equity.

                In October 1995, the Company sold its entire available-for-sale holdings which were invested in a highly liquid mutual fund. The Company received proceeds in the amount of $2,519,973 and realized a gain of $101,298.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

        1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                INVENTORIES:

                Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses.

                Inventories consist of:


                                                            December 31,
                                                          ----------------
                                                          1996        1995
                                                          ----        ----
                Raw materials                          $2,554,979  $1,184,591
                Work-in-process                         1,246,512     717,639
                Finished goods                          1,197,084     871,695
                                                       ----------  ----------
                                                       $4,998,575  $2,773,925
                                                       ==========  ==========


                FIXED ASSETS AND DEPRECIATION:

                Fixed   assets  are   reflected   at  cost.   Depreciation   and
                amortization are provided on a straight-line basis over the following useful lives:

                Machinery and equipment                8 years
                Furniture and fixtures                 5 years
                Transportation equipment               5 years


                Leasehold improvements are amortized over the term of the lease.

                Repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized.

                RESEARCH AND DEVELOPMENT COSTS:

                Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 1996, 1995 and 1994 were $1,653,224, $1,248,726, and $622,358, respectively.

                INCOME TAXES:

                The Company has adopted SFAS 109, Accounting for Income Taxes, which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

        1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                INCOME PER COMMON SHARE:

                On May 13, 1996, the Company announced the declaration of a two-for-one common stock split. The split was effective for shareholders of record on May 22, 1996 and was paid by May 28, 1996. All share and per share data, as appropriate, reflect the effects of the split.

                Income per common  share is computed  by dividing  net income by
                the  weighted   average  number  of  common  shares  and  common
                equivalent shares outstanding during each period.

                USE OF ESTIMATES:

                In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

        2.  PROPERTY, PLANT AND EQUIPMENT:

                Property, plant and equipment consists of the following (see also Note 1):


                                                                       December 31,
                                                                 ----------------------
                                                                    1996          1995
                                                                    ----          ----

                Machinery and equipment                          $1,332,795   $  923,095
                Furniture and fixtures                              172,386      110,770
                Transportation equipment                             94,076       91,032
                Leasehold improvements                              163,680       47,875
                                                                 ----------   ----------
                                                                  1,762,937    1,172,772

                Less: accumulated depreciation and amortization     740,251      597,623
                                                                 ----------    ---------
                                                                 $1,022,686    $ 575,149
                                                                 ==========    =========



        3.  SHAREHOLDERS' EQUITY:

                On October 27, 1995, the shareholders approved a proposal to amend the Company's Certificate of Incorporation to increase its number of authorized Common Shares to 30,000,000.

                On May 13, 1996, the Company announced the declaration of a two-for-one common stock split. The split was effective for shareholders of record on May 22, 1996 and was paid by May 28, 1996. On June 12, 1995, the Company announced the declaration of a three-for-two common stock split. The split was effective for shareholders of record on July 5, 1995 and was paid by July 18, 1995. On November 4, 1994, the Company announced the declaration of a two-for-one common stock split. The split was effective for shareholders of record on November 15, 1994 and was paid by November 28, 1994. All share and per share data, as appropriate, reflect the effects of these splits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WIRELESS TELECOM GROUP, INC.

        3.  SHAREHOLDERS' EQUITY (CONTINUED):

                The  Company  has  paid  quarterly  cash  dividends  aggregating
                $2,602,215,   $1,430,755  and  $683,034  for  the  years  ending
                December 31, 1996, 1995 and 1994, respectively.

                The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
                25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                The Company's 1995 Incentive Stock Option Plan (the "Plan") has authorized the grant of options to purchase up to a maximum of 1,750,000 shares of common stock to be granted to officers and other key employees. Prior to 1995, the Company had established an Incentive Stock Option Plan under which options to purchase up to 1,500,000 shares of common stock were available to be granted to officers and other key employees. All options granted have 10 year terms and vest and become fully exercisable after a maximum of 5 years from the date of grant.

                Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.8% and 8.4%; dividend yields of 1.8% and 1.8%; volatility factors of the expected market price of the Company's common stock of 65% and 69%; and a weighted-average expected life of the options of 7 years.

                The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.


        3.  SHAREHOLDERS' EQUITY (CONTINUED):

                For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:


                                                    1996                  1995
                                                    ----                  ----
               Net income

                   As reported                 $ 7,450,457             $ 5,050,708
                   Pro forma                   $ 7,271,191             $ 4,932,034

                Primary earnings per share

                  As reported                        $ .42                   $ .29
                  Pro forma                          $ .41                   $ .29

                Fully diluted earnings per share

                 As reported                         $ .42                    $.29
                  Pro forma                          $ .41                    $.29



                A summary of stock activity, and related information for the years ended December 31 follows:


                                                                              WEIGHTED AVERAGE
                                                                  OPTIONS      EXERCISE PRICE
                                                                  -------     ----------------
                  Outstanding, December 31, 1993                    678,000        $  .51
                    Granted                                         381,000          1.07
                    Exercised                                      (606,000)          .51
                    Canceled                                        (21,000)          .56
                                                                 ----------         -----

                  Outstanding, December 31, 1994                    432,000          1.01

                    Granted                                         636,000          5.29
                    Exercised                                      (321,540)          .87
                    Canceled                                         (9,000)          .67
                                                                 ----------         -----

                  Outstanding, December 31, 1995                    737,460          4.72

                  Weighted average fair value of options
                     granted during the year                                         4.10

                    Granted                                         296,000          7.02
                    Exercised                                       (75,400)         4.02
                    Canceled                                        (54,000)         6.93
                                                                 -----------        ------

                  Outstanding, December 31, 1996                    904,060         $5.40
                                                                    =======         =====

                  Weighted average fair value of options
                     granted during the year                                        $2.30
                                                                                    =====

                  Options exercisable:

                     December 31, 1994                               51,000          $.53
                     December 31, 1995                              110,460         $1.39
                     December 31, 1996                              186,460         $3.17


                Exercise prices for options outstanding as of December 31, 1996 ranged from $.74 to $9.31. The weighted-average remaining contractual life of these options is 9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

         4.  OPERATIONAL INFORMATION AND EXPORT SALES:

                The Company's operations are in a single industry segment and involve the manufacture of various types of test equipment. All of the Company's assets are domestic.

                For the years ended December 31, 1996, 1995 and 1994, no customer accounted for more than 10% of total sales.

                In addition to its in-house sales staff, the Company uses various manufacturers representatives to sell its products. For the years ended December 31, 1996, 1995 and 1994, one representative accounted for 15%, 10% and 11% of sales, respectively.

                Export sales, which are all transacted in US dollars, were approximately 35%, 28% and 19% of total sales for the years ended December 31, 1996, 1995 and 1994, respectively. Export sales by geographic location are as follows:


                                      1996                   1995                 1994
                                      ----                   ----                 ----

                     Asia           $4,312,000            $2,383,000          $   358,000
                     Europe          2,677,000             1,500,000            1,136,000
                     Other             852,000               633,000              172,000
                                    ----------            ----------           ----------
                                    $7,841,000            $4,516,000           $1,666,000
                                    ==========            ==========           ==========


         5.  401 (k) PROFIT SHARING PLAN:

                During the year ended December 31, 1990 the Company adopted a resolution to institute a 401 (k) profit sharing plan effective January 1, 1991, to cover all eligible employees. The Company's contributions to the plan are discretionary but may not exceed 6% of participants' compensation. Contributions to the plan for the years ended December 31, 1996, 1995 and 1994 aggregated $42,013, $34,810, and $22,831, respectively.

         6.  INCOME TAXES:

                The  components  of income tax expense are as follows  (see Note
                1):



                                                                       December 31,
                                                          -------------------------------------
                                                            1996           1995         1994
                                                           --------       -------      -------


               Current:

                  Federal                                 $3,252,712    $2,426,309     $1,081,855
                  State                                      903,663       649,503        339,060

               Deferred:

                  Federal                                     11,139        (7,735)        (1,579)
                  State                                        3,240        (2,250)          (480)
                                                          ----------    ----------     ----------
                                                          $4,170,754    $3,065,827     $1,418,856
                                                          ===========   ==========     ==========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

        6.  INCOME TAXES (CONTINUED):

                The components of deferred income taxes are as follows:

                                                                             December 31,
                                                                          -----------------
                                                                            1996      1995
                                                                          -------    ------

                Deferred tax assets:
                 Uniform capitalization of inventory
                    costs for tax purposes                                $ 5,100    $ 8,500
                 Allowances for doubtful accounts                          25,400     12,107

                Deferred tax liabilities:


                 Tax over book depreciation                               (75,126)   (54,737)
                  Other                                                   (20,449)   (16,566)
                                                                         ---------   -------

                       Net deferred tax liability                        ($65,075)  ($50,696)
                                                                          =======    =======


                The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:



                                                                                   December 31,
                                                                           -----------------------------
                                                                             1996       1995       1994
                                                                            -----       ----       ----
                                                                            % of       % of        % of
                                                                           Pre Tax    Pre Tax     Pre Tax
                                                                           Earnings   Earnings    Earnings
                                                                           --------   --------    --------


                Statutory federal income tax rate                            35.0%      34.0%       34.0%
                State income tax                                              5.2        5.3         6.5
                Foreign Sales Corporation                                    (1.0)       0.0         0.0
                Other                                                        (3.3)      (1.5)       (1.5)
                                                                            -----      -----       ------

                                                                             35.9%      37.8%       39.0%
                                                                            =====       ====       =====


        7.  REVOLVING CREDIT LINE:

                The Company has renewed its agreement with its bank which provides for an unsecured line of credit in the amount of $5,000,000 with interest at the bank's prime rate. As of December 31, 1996, there were no direct borrowings under this agreement. This agreement currently expires on June 30, 1997.

        8.  COMMITMENTS AND CONTINGENCIES:

                The Company provides one year warranties on all its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. The costs related to these warranties are not certain and cannot be reasonably estimated. In addition, based upon past experience, these costs have been minimal and therefore, no provision for these costs has been made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

        8.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

                The Company has product liability insurance coverage with an aggregate annual liability coverage limit, regardless of the number of occurrences, of $5,000,000. The Company's insurance policy will not cover liability caused by events occurring prior to the time such policy was purchased. In addition, there is no assurance that such insurance will continue to be available at a reasonable cost nor will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have an adverse effect on it.

                The Company currently leases a 25,000 square foot facility in Paramus, New Jersey which is used as its principal corporate headquarters and manufacturing plant. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $188,302, $114,530
                and $81,162, respectively. The lease on this facility includes an option for the Company to rent additional space within the complex. The lease on this space terminates in 2006 and the Company has an option to renew this lease for an additional 5 year term. The Company is also responsible for its proportionate cost of utilities, repairs, taxes and insurance. The future minimum lease payments are shown below:


                 1997                         $  187,500
                 1998                            188,889
                 1999                            200,000
                 2000                            201,389
                 2001                            212,500
                 Remaining five years          1,113,895
                                              ----------
                                              $2,104,173
                                              ==========


                The Company has employment contracts with both its Chairman and CEO. These contracts provide for minimum annual aggregate compensation of approximately $502,500 in 1997. The current contracts for the Chairman and CEO are up for renewal on August 1, 1997 and January 1, 1998, respectively.


        9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                The following is a summary of selected quarterly financial data (in thousands, except per share amounts).

                   1996

                                                                    QUARTER
                                                     ------------------------------------
                                                        1ST       2ND      3RD      4TH
                                                        ---       ---      ---      ---

                       Net sales                       $5,348    $5,031    $6,059    $6,025
                       Gross profit                     4,023     3,557     4,625     4,420
                       Operating income                 2,830     2,369     3,182     2,888
                       Net Income                       1,817     1,530     2,062     2,041
                       Primary net income per share      $.10      $.09      $.12      $.11


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

            9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED):

                   1995

                                                                       Quarter
                                                         ----------------------------------
                                                         1st       2nd       3rd        4th
                                                         ---       ---       ---        ---


                      Net sales                         $3,427    $4,059    $4,538    $4,016
                      Gross profit                       2,482     2,969     3,354     2,993
                      Operating income                   1,673     2,006     2,301     1,743
                      Net income                         1,070     1,280     1,463     1,238
                      Primary net income per share        $.06      $.07      $.08      $.07
