Form 10-Q
period 1997-03-31
WIRELESS TELECOM GROUP INC
filed 1997-04-17
CIK 878828

                               FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For Quarter Ended

                              March 31, 1997

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
YES X NO

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                       17,438,828
           Class                                 Outstanding Shares
                                                  At April 8, 1997

                       WIRELESS TELECOM GROUP, INC.


                           Table of Contents



PART I.  FINANCIAL INFORMATION
                                                                  Page(s)

          Item 1 -- Consolidated Financial Statements:

                Condensed Balance Sheets as of March 31, 1997
                 (unaudited) and December 31, 1996                    3


                Condensed Statements of Operations for the Three
                 Months Ended March 31, 1997 and 1996 (unaudited)     4

                Condensed Statements of Cash Flows for the Three
                 Months Ended March 31, 1997 and 1996 (unaudited)     5


                Notes to Interim Condensed Financial Statements
                 (unaudited)                                          6

          Item 2 -- Management's Discussion and Analysis of Financial
                      Condition and Results of Operations            7-8

    PART II. OTHER INFORMATION

          Item 1 -- Legal Proceedings                                 9

          Item 2 -- Changes in Securities                             9

          Item 3 -- Defaults upon Senior Securities                   9

          Item 4 -- Submission of Matters to a Vote of
                      Security Holders                                9

          Item 5 -- Other Information                                 9

          Item 6 -- Exhibits and Reports on Form 8-K                  9

    Signatures                                                       10

    Exhibit 11.1                                                     11

    Exhibit 27                                                       12

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                       WIRELESS TELECOM GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                              - ASSETS -

                                                 MARCH 31,   DECEMBER 31,
                                                   1997         1996
                                                (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                   $ 8,508,345   $ 8,039,128
    Accounts receivable -- net of allowance for
      doubtful accounts of $78,700 and
      $74,707, respectively                       4,749,099     4,252,115
    Inventories                                   5,795,009     4,998,575
    Prepaid expenses and other current assets       213,083       272,960
                                                 ----------    ----------
TOTAL CURRENT ASSETS                             19,265,536    17,562,778

PROPERTY, PLANT AND EQUIPMENT - NET               1,063,986     1,022,686

OTHER ASSETS                                        488,416       458,778
                                                 ----------    ----------
                                               $ 20,817,938  $ 19,044,242
                                                 ==========    ==========

                   - LIABILITIES AND SHAREHOLDERS' EQUITY -


ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES  $ 1,608,930   $ 1,379,641
                                                  ---------     ---------
DEFERRED INCOME TAXES                                71,066        65,075
                                                  ---------     ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
   Preferred stock, $.01 par value, 2,000,000
     shares authorized, none issued                       -             -
   Common stock, $.01 par value, 30,000,000 shares
     authorized, 17,562,628 and 17,502,898 shares
     issued, respectively                           175,626       175,029
   Additional paid-in-capital                     6,214,952     6,044,782
   Retained earnings                             12,809,356    11,441,707
    Treasury stock, 130,000 shares, at cost         (61,992)      (61,992)
                                                 ----------    ----------
                                                 19,137,942    17,599,526
                                                 ----------    ----------
                                               $ 20,817,938  $ 19,044,242
                                                 ==========    ==========

The accompanying notes are an integral part of these financial statements.

                         WIRELESS TELECOM GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)

                                          For the Three Months
                                            Ended March 31,
                                          1997             1996
                                       ---------         ---------
NET SALES                            $ 7,142,501       $ 5,347,964

COSTS AND EXPENSES
 Cost of sales                         1,967,196         1,324,852
 Operating expenses                    1,750,331         1,193,761
 Interest, dividend and other income    (105,176)          (85,450)
                                       ---------         ---------
TOTAL COSTS AND EXPENSES               3,612,351         2,433,163
                                       ---------         ---------
INCOME FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES           3,530,150         2,914,801

PROVISION FOR INCOME TAXES             1,290,870         1,097,854
                                       ---------         ---------
NET INCOME                           $ 2,239,280       $ 1,816,947
                                       =========         =========

NET INCOME PER COMMON SHARE (Note 2)

     PRIMARY                         $       .13       $       .10
                                             ---               ---
     FULLY DILUTED                   $       .13       $       .10
                                             ---               ---
















The accompanying notes are an integral part of these financial statements.

                        WIRELESS TELECOM GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                     For the Three Months
                                                        Ended March 31,
                                                     1997            1996
                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                     $ 2,239,280     $ 1,816,947
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     53,241          35,755
    Deferred income taxes (benefit)                    5,991          (4,438)
    Provision for losses on accounts receivable        3,993           7,436

  Changes in assets and liabilities:
   (Increase) in accounts receivable                (500,977)       (764,300)
   (Increase) in inventories                        (796,434)       (590,819)
   Decrease in prepaid expenses and other assets      64,402         361,320
   Increase in accounts payable and accrued expenses 229,289         347,255
                                                  ----------       ---------
       Net cash provided by operating activities   1,298,785       1,209,156
                                                  ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                             (94,541)        (78,581)
    Officer's life insurance                         (34,163)        (32,512)
                                                  ----------       ---------
       Net cash (used) for investing activities     (128,704)       (111,093)
                                                  ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                  (871,631)       (518,916)
    Proceeds from exercise of stock options          170,767          37,845
                                                  ----------       ---------
       Net cash (used) for financing activities     (700,864)       (481,071)
                                                  ----------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS            469,217         616,992

  Cash and cash equivalents, at beginning of year  8,039,128       5,839,865
                                                  ----------      ----------
  CASH AND CASH EQUIVALENTS, AT END OF PERIOD    $ 8,508,345     $ 6,456,857
                                                  ==========      ==========
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
        Taxes                                    $ 1,125,000       $ 632,000



The accompanying notes are an integral part of these financial statements.

                     WIRELESS TELECOM GROUP, INC.
       NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of operations for the three month periods ended March 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiary WTG Foreign Sales Corporation. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein.

The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 - DIVIDENDS

On January 27, 1997, the Company announced the declaration of quarterly cash dividends of $.05 per share to shareholders of record on March 24, 1997. This cash dividend of $871,631 was paid by March 31, 1997.

It is the Company's present intention to maintain a quarterly dividend policy. The Company paid cash dividends aggregating $.15 per share for the year ending December 31, 1996.

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

The financial information presented herein includes:

(i) Condensed consolidated balance sheets as of the three months ended March 31, 1997 and as of the year ended December 31, 1996 (ii) Condensed consolidated statements of operations for the three month periods ended March 31, 1997 and 1996 and (iii) Condensed consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996.

OPERATIONS

For the three months ended March 31, 1997 as compared to the corresponding period of the previous year, net sales increased to $7,142,501 from $5,347,964 an increase of $1,794,537 or 33.6%. This volume increase is the result of the continued growth of commercial applications of the Company's products of which the most notable are the sales of the Company's wireless telecommunications instruments.

The Company's gross profit on net sales for the three months ended March 31, 1997 was $5,175,305 or 72.5% as compared to $4,023,112 or 75.2% for the three months ended March 31, 1996. Variations in gross profit are attributed to the mix of product sales. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the three months ended March 31, 1997 were $1,750,331 or 24.5% of net sales as compared to $1,193,761 or 22.3% of net sales for the three months ended March 31, 1996.

For the three months ended March 31, 1997 as compared to the same period of the prior year, operating expenses increased in dollars by $556,570. Approximately 44% of this increase is due to greater expenditures for research and development of new products. An additional 35% of the increase is attributable to greater advertising and selling expenses incurred to generate sales and to expand customer awareness of the Company's wireless telecommunications instruments. Also, increased rent expense for the Company's larger facility accounted for 5% of the increase in dollars from 1996.

Interest, dividend and other income increased by $19,726 for the three months ended March 31, 1997. This increase was due to additional cash generated by operations.

Net income increased to $2,239,280, or $.13 per share, for the three months ended March 31, 1997 as compared to $1,816,947, or $.10 per share for the
three months ended March 31, 1996.   The explanation of these increases can be
derived from the analysis given above of operations for the three month periods ending March 31, 1997 and 1996, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $1,473,469 to $17,656,606 at March 31, 1997, from $16,183,137 at December 31, 1996. At March 31, 1997 the
Company had a current ratio of 12.0 to 1, and a ratio of debt to net worth of less than .1 to 1 . At December 31, 1996 the Company had a current ratio of
12.7 to 1, and a ratio of debt to net worth of less than .1 to 1.

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

On January 27, 1997 the Company announced the declaration of a quarterly cash dividend of $.05 per share payable to shareholders of record on March 24, 1997. This cash dividend aggregated $871,631 and was paid by March 31, 1997.

In February 1996, the Company established a Foreign Sales Corporation.

On May 13, 1996 the Company announced the declaration of a two-for-one stock split on the Company's common stock. The split was effective for shareholders of record on May 22, 1996 and was paid on May 28, 1996. All share and per share data have been retroactively adjusted to show the effects of the split.

During 1996, the Company declared quarterly cash dividends aggregating $2,602,215 or $.15 per common share. It is the Company's present intention to maintain a quarterly dividend policy.

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

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

    Item 5.  OTHER INFORMATION

             On January 27, 1997 the Company announced a cash dividend of $.05 per share to shareholders of record on March 24, 1997. The cash dividend was paid by March 31, 1997.

    Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             11.1   Computation of per share earnings
             27.0   Financial Data Schedule

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the quarterly period ended March 31, 1997.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              WIRELESS TELECOM GROUP, INC.
                                                     (Registrant)


    Date:  April 17, 1997                          /S/Dale Sydnor
                                                   Dale Sydnor
                                                   Chief Executive Officer



    Date:  April 17, 1997                          /S/Eugene Ferrara
                                                   Eugene Ferrara
                                                   Chief Financial Officer