Form 10-Q
period 1997-06-30
WIRELESS TELECOM GROUP INC
filed 1997-07-15
CIK 878828

                               FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For Quarter Ended

                              June 30, 1997

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
YES X NO

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                       17,434,698
           Class                                 Outstanding Shares
                                                  At July 7, 1997

                           WIRELESS TELECOM GROUP, INC.


                                Table of Contents



PART I.  FINANCIAL INFORMATION
                                                                       Page(s)

         Item 1 -- Consolidated Financial Statements:

            Condensed Balance Sheets as of June 30, 1997
              (unaudited) and December 31, 1996                           3

            Condensed Statements of Operations for the Three and Six
              Months Ended June 30, 1997 and 1996 (unaudited)             4

            Condensed Statements of Cash Flows for the Six
              Months Ended June 30, 1997 and 1996 (unaudited)             5

            Notes to Interim Condensed Financial Statements (unaudited)  6-7

         Item 2 -- Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  8-10

PART II. OTHER INFORMATION

        Item 1 -- Legal Proceedings                                       11

        Item 2 -- Changes in Securities                                   11

        Item 3 -- Defaults upon Senior Securities                         11

        Item 4 -- Submission of Matters to a Vote of Security Holders     11

        Item 5 -- Other Information                                       11

        Item 6 -- Exhibits and Reports on Form 8-K                        11

    Signatures                                                            12

    Exhibit 11.1                                                          13

    Exhibit 27                                                            14
                                      -2-

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                 WIRELESS TELECOM GROUP, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                          - ASSETS -

                                                    JUNE 30,    DECEMBER 31,
                                                      1997         1996
                                                  (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                         $  8,659,879   $ 8,039,128
    Accounts receivable -- net of allowance for
      doubtful accounts of $81,954 and
      $74,707, respectively                          4,508,709     4,252,115
    Inventories                                      6,450,543     4,998,575
    Prepaid expenses and other current assets          376,701       272,960
                                                    ----------    ----------
TOTAL CURRENT ASSETS                                19,995,832    17,562,778

PROPERTY, PLANT AND EQUIPMENT - NET                  1,389,709     1,022,686

OTHER ASSETS                                           625,784       458,778
                                                    ----------    ----------
                                                  $ 22,011,325  $ 19,044,242
                                                    ==========    ==========

- LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES
    Accounts payable                             $  1,278,338   $ 1,219,754
    Accrued expenses and
      other current liabilities                       345,170       159,887

TOTAL CURRENT LIABILITIES                           1,623,508     1,379,641

DEFERRED INCOME TAXES                                  72,264        65,075

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
    Preferred stock, $.01 par value, 2,000,000
      shares authorized, none issued                         -            -
    Common stock, $.01 par value, 30,000,000 shares
      authorized, 17,584,698 and 17,502,898
      shares issued, respectively                      175,847      175,029
    Additional paid-in-capital                       6,328,396    6,044,782
    Retained earnings                               14,080,785   11,441,707
    Treasury stock at cost, 150,000 and 130,000
      shares, respectvely                             (269,475)    (61,992)
                                                    ----------   ----------
                                                    20,315,553   17,599,526
                                                    ----------   ----------

                                                  $ 22,011,325 $ 19,044,242
                                                    ==========   ==========

The accompanying notes are an integral part of these financial statements.

                           WIRELESS TELECOM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                               For the Three Months       For the Six Months
                                  Ended June 30,            Ended June 30,
                                 1997         1996         1997        1996
NET SALES                   $ 7,036,286  $ 5,031,174  $14,178,787 $10,379,138

COSTS AND EXPENSES
    Cost of sales             1,991,994    1,473,592    3,959,190   2,798,444
    Operating expenses        1,832,556    1,188,099    3,582,887   2,381,860
    Interest, dividend
      and other income         (117,638)     (76,950)   (222,814)    (162,400)

TOTAL COSTS AND EXPENSES      3,706,912    2,584,741   7,319,263     5,017,904

INCOME FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES  3,329,374    2,446,433   6,859,524     5,361,234

PROVISION FOR INCOME TAXES    1,186,410      915,965   2,477,280     2,013,819

NET INCOME                  $ 2,142,964  $ 1,530,468 $ 4,382,244   $ 3,347,415

NET INCOME PER
  COMMON SHARE (Note 2):
     PRIMARY                      $.12         $.09         $.25          $.19

     FULLY DILUTED                $.12         $.09         $.25          $.19



The accompanying notes are an integral part of these financial statements.

                               WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                      For the Six Months
                                                        Ended June 30,
                                                       1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                     $  4,382,244  $ 3,347,415
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     117,159       76,511
    Deferred income taxes                               7,189        3,595
    Provision for losses on accounts receivable         7,247       14,805

  Changes in assets and liabilities:
   (Increase) in accounts receivable                (263,841)    (758,421)
   (Increase) in inventories                      (1,451,968)    (797,550)
   (Increase) decrease in prepaid expenses
      and other assets                               (84,225)      95,998
   Increase in accounts payable and
      accrued expenses                               243,867      114,368
                                                   ---------    ---------
        Net cash provided by operating activities  2,957,672    2,096,721
                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                           (484,182)     (242,899)
    Officer's life insurance                       (186,522)     (139,845)
                                                   ---------     ---------
        Net cash (used) for investing activities   (670,704)     (382,744)
                                                   =========     =========

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                               (1,743,166)   (1,213,086)
    Acquisition of treasury stock                  (207,483)            -
    Proceeds from exercise of stock options         284,432       245,063
                                                  ----------    ----------
        Net cash (used) for financing activities (1,666,217)     (968,023)
                                                 ===========    ==========

NET INCREASE IN CASH AND CASH EQUIVALENTS           620,751       745,954

  Cash and cash equivalents, at beginning of year 8,039,128     5,839,865
                                                 ----------     ---------
  CASH AND CASH EQUIVALENTS, AT END OF PERIOD  $  8,659,879   $ 6,585,819
                                                 ==========     =========
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
        Taxes                                  $  2,360,000   $ 1,697,000





The accompanying notes are an integral part of these financial statements.

                         WIRELESS TELECOM GROUP, INC.
        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of June 30, 1997 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiary WTG Foreign Sales Corporation. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

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

The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INCOME PER COMMON SHARE

Income per common share is computed by dividing the net income
by the weighted   average number of common shares  and common equivalent
shares outstanding during  each period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("SFAS 128"), which changes the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending December 31, 1997, and accordingly restate prior periods, as early adoption is not permitted. Statement No. 128 is not expected to materially differ from primary or fully diluted earnings per share as reported in Exhibit 11.1 in the Company's quarterly Form 10-Q.

NOTE 3 - REVOLVING CREDIT LINE

The Company renewed the agreement with its bank which provides for an unsecured line of credit in the amount of $5,000,000 at the bank's prime lending rate. There are no direct borrowings currently against the line of credit. This agreement expires on June 30, 1998.

                   WIRELESS TELECOM GROUP, INC.
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

NOTE 4 - DIVIDENDS

On January 27, 1997 and May 19, 1997, the Company announced the declaration of quarterly cash dividends of $.05 per share to shareholders of record on March 24, 1997 and June 23, 1997, respectively. These cash dividends aggregated $1,743,166 and we re paid by March 31, 1997 and June 30, 1997, respectively.

It is the Company's present intention to maintain a quarterly dividend policy. The Company paid cash dividends aggregating $.15 per share for the year ending December 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc., formerly Noise Com, Inc., (the "Company") develops, manufactures and markets a wide variety of electronic noise sources and test instruments for wireless telecommunications. The Company's products are used to test the p erformance and capability of satellite, cellular and personal (PCS) communications, radio, radar, wireless local area network
(WLAN), high-definition television (HDTV) and other communications systems. To further address the needs of the ever-evolving wireless telecommunications industry, the Company has been developing and marketing test instruments designed to fulfill the requirements of such customers. The Company is expanding its product offerings to these customers as this emerging industr y is expected to provide an opportunity for substantial growth.

The financial information presented herein includes:

(i)  Condensed consolidated balance sheets as of June 30, 1997 and as of
December 31, 1996   (ii)  Condensed consolidated statements of operations for
the three and six month periods ended June 30, 1997 and 1996 and (iii) Condensed consolidated state ments of cash flows for the six month periods ended June 30, 1997 and 1996.

OPERATIONS

For the six months ended June 30, 1997 as compared to the corresponding period of the previous year, net sales increased to $14,178,787 from $10,379,138 an increase of $3,799,649 or 36.6%. For the quarter ended June 30, 1997 as compared to the corresponding period of the previous year, net sales increased to $7,036,286 from $5,031,174 an increase of $2,005,112 or 39.9%. These volume increases are the result of the continued growth of commercial applications of the Company's products of whi ch the most notable are the sales of the Company's wireless telecommunications instruments.

The Company's gross profit on net sales for the six months ended June 30, 1997 was $10,219,597 or 72.1% as compared to $7,580,694 or 73.0% for the six months ended June 30, 1996. Gross profit on net sales for the quarter ended June 30, 1997 was $5,044,292 or 71.7% as compared to $3,557,582 or 70.7% for the three months ended June 30, 1996. Variations in gross profit are attributed to the mix of product sales. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the six months ended June 30, 1997 were $3,582,887 or 25.3% of net sales as compared to $2,381,860 or 22.9% of net sales for the six months ended June 30, 1996. Operating expenses for the quarter ended June 30, 1997 were $1,832,556 or 26.0% of net sales as compared to $1,188,099 or 23.6%
of net sales for the quarter ended June 30, 1996.

For the six months ended June 30, 1997 as compared to the same period of the prior year, operating expenses increased in dollars by $1,201,027. Approximately 38% of this increase is due to greater expenditures for research and development of new products. An additional 43% of the increase is attributable to greater advertising and selling expenses incurred to generate sales and to expand customer awareness of the Company's products. Also, increased rent expense for the Company's larger facility accounted for 5% of the dollar increase from 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the quarter ended June 30, 1997 as compared to the same period of the prior year, operating expenses increased in dollars by $644,457.
Approximately 32% of this increase is due to greater expenditures for research and development of new products. An additional 50% of the increase is attributable to greater advertising and selling expenses incurred to generate sales and to expand customer awareness of the Company's wireless telecommunications instruments. Also, increased rent expense for the Company's larger facility accounted for 6% of the increase in dollars from 1996.

Interest, dividend and other income increased by $60,414 for the six months ended June 30, 1997 and by $40,688 for the quarter ended June 30, 1997. This increase was due to additional cash generated by operations.

Net income increased to $4,382,244, or $.25 per share, for the six months ended June 30, 1997 as compared to $3,347,415, or $.19 per share for the six months ended June 30, 1996. Net income for the quarter ended June 30, 1997 was $2,142,964 or $.12 per share as compared to $1,530,468 or $.09 per share for the three months ended June 30, 1996. The explanation of these increases can be derived from the analysis given above of operations for the six month periods ending June 30, 1997 and 1996, resp ectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $2,189,187 to $18,372,324 at June 30, 1997, from $16,183,137 at December 31, 1996. At June 30, 1997 the
Company had a current ratio of 12.3 to 1, and a ratio of debt to net worth of less than .1 to 1. At December 31, 1996 the Company had a current ratio of
12.7 to 1, and a ratio of debt to net worth of less than .1 to 1.

Net cash provided from operations has allowed the Company to meet its liquidity requirements, research and development activities and capital expenditures. Operating activities provided $2,957,672 in cash for the six month period ending June 30, 1997 versus $2,096,721 in cash flows for the comparable period in 1996. This increase was primarily due to net income offset by increases in accounts receivable and inventory.

Management believes that accounts receivable have been increasing commensurate with the increase in sales. The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

Due to the Company's expanding product line, the volume of items and accordingly the total dollar value of inventory has increased. As the Company plans to further expand its product line, inventory is being monitored closely to balance production r equirements while maintaining manageable levels of goods on hand.

Net cash used for investing activities for the six month periods ending June 30, 1997 and 1996 were $670,704 and $382,744, respectively. Capital expenditures for the Company's increasing product line and workforce were the primary use of funds. In addition, funds were used for premiums on life insurance for certain of the Company's officers and other key employees.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash used for financing activities for the six month periods ending June 30, 1997 and 1996 were $1,666,217 and $968,023, respectively. The payment of quarterly cash dividends were the primary use of these funds. The Company also reacquired 20,000 shares of its common stock in the open market during the second quarter of 1997. These cash outlays were partially offset by proceeds from the exercise of stock options. The Company increased its quarterly cash dividend payout by 25% to $.05 per share in the first quarter of 1997.

On January 27, 1997 and May 19, 1997 the Company announced the declaration of quarterly cash dividends of $.05 per share payable to shareholders of record on March 24, 1997 and June 23, 1997, respectively. These cash dividends aggregated $1,743,166 and were paid by March 31, 1997 and June 30, 1997, respectively.

In February 1996, the Company established a Foreign Sales Corporation.

On May 13, 1996 the Company announced the declaration of a two-for-one stock split on the Company's common stock. The split was effective for shareholders of record on May 22, 1996 and was paid on May 28, 1996. All share and per share data have bee n retroactively adjusted to show the effects of the split.

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

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Stockholders was held on May 16, 1997.

     (b)  The following matter was voted upon and the result was as follows:

    (1) The following persons were nominated by management and each was elected to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify:
    Franklin H. Blecher, Ph.D., Demir Eden, Seymour K ramer, Saul Panken, Dominick Scaringella, Gary Simonyan, Dale Sydnor, John Wilchek. The Stockholders voted 16,335,397 shares in the affirmative and 215,907 shares withheld authority for the directors listed above.

    Item 5.  OTHER INFORMATION

    On May 19, 1997 the Company announced a cash dividend of $.05 per share to shareholders of record on June 23, 1997. The cash dividend was paid by June 30, 1997.

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

     11.1   Computation of per share earnings
     27     Financial Data Schedule

        (b)  Reports on Form 8-K:

      No reports on Form 8-K were filed by the Registrant during the quarterly period ended June 30, 1997.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        WIRELESS TELECOM GROUP, INC.
                                        --------------------------
                                        (Registrant)


    Date:  July 15, 1997                /S/Dale Sydnor
                                        -----------------------------------
                                        Dale Sydnor
                                        Chairman and Chief Executive Officer



    Date:  July 15, 1997                /S/Eugene Ferrara
                                        ------------------------------
                                        Eugene Ferrara
                                        Chief Financial Officer