Form 10-Q
period 1997-09-30
WIRELESS TELECOM GROUP INC
filed 1997-10-17
CIK 878828

                                     FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                              For Quarter Ended

                              September 30, 1997

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

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                                 17,461,098
             Class                                          Outstanding Shares
                                                           At October 6, 1997

                                        WIRELESS TELECOM GROUP, INC.


                                             Table of Contents



PART I.  FINANCIAL INFORMATION                                      Page(s)

      Item 1 -- Consolidated Financial Statements:

           Condensed Balance Sheets as of September 30, 1997
           (unaudited) and December 31, 1996                             3

         Condensed Statements of Operations for the Three and Nine
             Months Ended September 30, 1997 and 1996 (unaudited)        4

         Condensed Statements of Cash Flows for the Nine
             Months Ended September 30, 1997 and 1996 (unaudited)        5

         Notes to Interim Condensed Financial Statements (unaudited)   6 - 7

      Item 2 -- Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                8 - 10

PART II. OTHER INFORMATION

      Item 1 -- Legal Proceedings                                        11

      Item 2 -- Changes in Securities                                    11

      Item 3 -- Defaults upon Senior Securities                          11

      Item 4 -- Submission of Matters to a Vote of Security Holders      11

      Item 5 -- Other Information                                        11

      Item 6 -- Exhibits and Reports on Form 8-K                         11

      Signatures                                                         12

      Exhibit 11.1                                                       13

      Exhibit 27                                                         14

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                                        WIRELESS TELECOM GROUP, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                - ASSETS -

                                               SEPTEMBER 30,  DECEMBER 31,
                                                  1997            1996
                                                (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                   $ 7,924,910    $ 8,039,128
    Accounts receivable -- net of allowance for
      doubtful accounts of $88,364 and $74,707,
      respectively                                5,431,245      4,252,115
    Inventories                                   7,233,498      4,998,575
    Prepaid expenses and other current assets       485,222        272,960
                                                 ----------     ----------
TOTAL CURRENT ASSETS                             21,074,875     17,562,778

PROPERTY, PLANT AND EQUIPMENT - NET               1,708,452      1,022,686

OTHER ASSETS                                        625,775        458,778
                                                 ----------     ----------
                                               $ 23,409,102   $ 19,044,242
                                                 ==========     ==========

                        - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES
    Accounts payable                           $  1,687,117   $  1,219,754
    Accrued expenses and other
     current liabilities                            259,617        159,887
                                                  ---------      ---------
TOTAL CURRENT LIABILITIES                         1,946,734      1,379,641

DEFERRED INCOME TAXES                               132,594         65,075

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
    Preferred stock, $.01 par value, 2,000,000
      shares authorized, none issued                      -              -
    Common stock, $.01 par value, 30,000,000 shares
      authorized, 17,611,098 and 17,502,898 shares
      issued, respectively                          176,111        175,029
    Additional paid-in-capital                    6,414,661      6,044,782
    Retained earnings                            15,008,477     11,441,707
    Treasury stock at cost, 150,000 and
     130,000 shares, respectively                  (269,475)       (61,992)
                                                  ----------    ----------
                                                 21,329,774     17,599,526
                                                 ----------     ----------
                                               $ 23,409,102   $ 19,044,242
                                                 ==========     ==========

The accompanying notes are an integral part of these financial statements.

                              WIRELESS TELECOM GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                            For the Three Months       For the Nine Months
                             Ended September 30,        Ended September 30,
                              1997         1996        1997          1996
                              ----         ----        ----          ----
NET SALES                 $ 6,761,626  $ 6,058,702  $ 20,940,413 $ 16,437,840
                            ---------    ---------    ----------  ----------

COSTS AND EXPENSES
    Cost of sales           2,121,168    1,434,126     6,080,358    4,232,570
    Operating expenses      1,844,685    1,442,661     5,427,572    3,824,521
    Interest, dividend
      and other income       (110,848)     (92,865)     (333,662)    (255,265)
                            ---------    ---------    ----------    ---------
TOTAL COSTS AND EXPENSES    3,855,005    2,783,922    11,174,268    7,801,826
                            ---------    ---------    ----------    ---------
INCOME FROM OPERATIONS
 BEFORE PROVISION FOR
 INCOME TAXES               2,906,621    3,274,780     9,766,145    8,636,014

PROVISION FOR INCOME TAXES  1,105,874    1,212,718     3,583,154    3,226,537
                            ---------    ---------     ---------    ---------
NET INCOME                $ 1,800,747  $ 2,062,062   $ 6,182,991  $ 5,409,477
                            =========    =========     =========    =========

NET INCOME PER COMMON SHARE (Note 2):
     PRIMARY                     $.10         $.12          $.35        $.31
     FULLY DILUTED               $.10         $.12          $.35        $.31




The accompanying notes are an integral part of these financial statements.

                         WIRELESS TELECOM GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)


                                                       For the Nine Months
                                                       Ended September 30,
                                                        1997         1996
                                                        ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $ 6,182,991  $ 5,409,477
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                       194,994      119,116
    Deferred income taxes                                67,519       11,982
    Provision for losses on accounts receivable          13,657       36,112

  Changes in assets and liabilities:
   (Increase) in accounts receivable                 (1,192,787)  (1,422,918)
   (Increase) in inventories                         (2,234,923)  (1,537,179)
   (Increase) decrease in prepaid expenses
     and other assets                                  (192,737)     369,761
   Increase in accounts payable and accrued expenses    567,093      430,584
                                                      ---------    ---------
Net cash provided by operating activities             3,405,807    3,416,935
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                              (880,760)    (315,021)
    Officer's life insurance                          (186,522)    (139,845)
                                                     ----------     -------
Net cash (used) for investing activities            (1,067,282)    (454,866)
                                                     ---------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                  (2,616,221)  (1,907,305)
    Acquisition of treasury stock                     (207,483)           -
    Proceeds from exercise of stock options            370,961      255,064
                                                     ---------    ---------
Net cash (used) for financing activities            (2,452,743)  (1,652,241)
                                                     =========    =========

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  (114,218)   1,309,828

  Cash and cash equivalents, at beginning of year    8,039,128    5,839,865
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD        $ 7,924,910  $ 7,149,693
                                                     =========    =========
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
        Taxes                                      $ 3,555,000  $ 2,607,000

The accompanying notes are an integral part of these financial statements.

                        WIRELESS TELECOM GROUP, INC.
        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of September 30, 1997 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiary WTG Foreign Sales Corporation. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Compan y's results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference. Specific refer ence is made to this report for a description of the Company's securities and the notes to financial statements included therein.

The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INCOME PER COMMON SHARE

Income per common share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during each period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("SFAS 128"), which changes the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings p er share on the face of the income statement. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending December 31, 1997, and accordingly restate prior periods, as early adoption is not permitted. Statement No. 128 is not expected to materially differ from primary or fully diluted earnings per share as reported in Exhibit 11.1 in the Company's quarterly Form 10-Q.

                       WIRELESS TELECOM GROUP, INC.
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


NOTE 3 - REVOLVING CREDIT LINE

The Company renewed the agreement with its bank which provides for an unsecured line of credit in the amount of $5,000,000 at the bank's prime lending rate. In September 1997, the bank increased the line of credit to $7,000,000. There are no direct borrowings currently against the line of credit. This agreement expires on September 30, 1998.


NOTE 4 - DIVIDENDS

On January 27, 1997, May 19, 1997 and July 18, 1997, the Company announced the declaration of quarterly cash dividends of $.05 per share to shareholders of record on March 24, 1997, June 23, 1997 and September 22, 1997, respectively. These cash dividends aggregated $2,616,221 and were paid by March 31, 1997, June 30, 1997 and September 30, 1997, respectively.

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

The financial information presented herein includes:

(i)  Condensed consolidated balance sheets as of September 30, 1997 and as of
December 31, 1996   (ii)  Condensed consolidated statements of operations for
the three and nine month periods ended September 30, 1997 and 1996 and (iii) Condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996.

OPERATIONS

For the nine months ended September 30, 1997 as compared to the corresponding period of the previous year, net sales increased to $20,940,413 from $16,437,840 an increase of $4,502,573 or 27.4%. For the quarter ended September 30, 1997 as compared to the corresponding period of the previous year, net sales increased to $6,761,626 from $6,058,702 an increase of $702,924 or 11.6%. These volume increases are the result of the continued growth of commercial applications of the Company's products of which the most notable are the sales of the Company's wireless telecommunications instruments.

The Company's gross profit on net sales for the nine months ended September 30, 1997 was $14,860,055 or 71.0% as compared to $12,205,270 or 74.3% for the nine months ended September 30, 1996. Gross profit on net sales for the quarter ended September 30, 1997 was $4,640,458 or 68.6% as compared to $4,624,576 or 76.3% for the three months ended September 30, 1996. Variations in gross profit are attributed to an increase in labor costs due to the hiring of additional personnel to support the Company's expanding product line. In addition, the Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the nine months ended September 30, 1997 were $5,427,572 or 25.9% of net sales as compared to $3,824,521 or 23.3% of net sales for the nine months ended September 30, 1996. Operating expenses for the quarter ended September 30, 1997 were $1,844,685 or 27.3% of net sales as compared to $1,442,661 or 23.8% of net sales for the quarter ended September 30, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the nine months ended September 30, 1997 as compared to the same period of the prior year, operating expenses increased in dollars by $1,603,051. Approximately 44% of this increase is due to greater expenditures for research and development of new products. An additional 37% of the increase is attributable to greater advertising and selling expenses incurred to generate sales and to expand customer awareness of the Company's products. Also, increased rent expense for the Company's larger facility accounted for 6% of the dollar increase from 1996.

For the quarter ended September 30, 1997 as compared to the same period of the prior year, operating expenses increased in dollars by $402,024. Approximately 64% of this increase is due to greater expenditures for research and development of new prod ucts. An additional 18% of the increase is attributable to greater advertising and selling expenses incurred to generate sales and to expand customer awareness of the Company's wireless telecommunications instruments. Also, increased rent expense for the Company's larger facility accounted for 9% of the increase in dollars from 1996.

Interest, dividend and other income increased by $78,397 for the nine months ended September 30, 1997 and by $17,983 for the quarter ended September 30, 1997. This increase was due to a larger average investment balance during 1997.

Net income increased to $6,182,991, or $.35 per share, for the nine months ended September 30, 1997 as compared to $5,409,477, or $.31 per share for the nine months ended September 30, 1996. Net income for the quarter ended September 30, 1997 was $1,800,747 or $.10 per share as compared to $2,062,062 or $.12 per share for the three months ended September 30, 1996. The explanation of these changes can be derived from the analysis given above of operations for the nine month periods ending September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $2,945,004 to $19,128,141 at September 30, 1997, from $16,183,137 at December 31, 1996. At September 30, 1997 the Company had a current ratio of 10.8 to 1, and a ratio of debt to net worth of .1 to 1. At December 31, 1996 the Company had a current ratio of 12.7 to 1, and a ratio of debt to net worth of less than .1 to 1.

Net cash provided from operations has allowed the Company to meet its liquidity requirements, research and development activities and capital expenditures. Operating activities provided $3,405,807 in cash for the nine month period ending September 30, 1997 versus $3,416,935 in cash flows for the comparable period in 1996. Cash provided from operations was primarily due to net income offset by increases in accounts receivable and inventory.

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

Net cash used for investing activities for the nine month periods ending September 30, 1997 and 1996 were $1,067,282 and $454,866, respectively. Capital expenditures for the Company's increasing product line and workforce were the primary use of funds. In addition, funds were used for premiums on life insurance for certain of the Company's officers and other key employees.

Net cash used for financing activities for the nine month periods ending September 30, 1997 and 1996 were $2,452,743 and $1,652,241, respectively. The payment of quarterly cash dividends were the primary use of these funds. The Company also reacquired 20,000 shares of its common stock in the open market during the second quarter of 1997. These cash outlays were partially offset by proceeds from the exercise of stock options. The Company increased its quarterly cash dividend payout by 25% to $ .05 per share in the first quarter of 1997.

On January 27, 1997, May 19, 1997 and July 18, 1997, the Company announced the declaration of quarterly cash dividends of $.05 per share payable to shareholders of record on March 24, 1997, June 23, 1997 and September 22, 1997, respectively. These cash dividends aggregated $2,616,221 and were paid by March 31, 1997, June 30, 1997 and September 30, 1997, respectively.

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

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

    Item 5.  OTHER INFORMATION

             On July 18, 1997 the Company announced a quarterly cash dividend of $.05 per share to shareholders of record on September 22, 1997. The cash dividend was paid by September 30, 1997.

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             11.1   Computation of per share earnings

             27     Financial Data Schedule

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the quarterly period ended September 30, 1997.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              WIRELESS TELECOM GROUP, INC.
                                                    (Registrant)


    Date:  October 17, 1997                    /S/Dale  Sydnor
                                               --------------------
                                               Dale Sydnor
                                               Chairman and Chief
                                               Executive Officer



    Date:  October 17, 1997                    /S/Eugene Ferrara
                                               --------------------
                                               Eugene Ferrara
                                               Chief Financial Officer