Form 10-K405
period 1997-12-31
WIRELESS TELECOM GROUP INC
filed 1998-02-13
CIK 878828

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to

                         Commission file number 1-11916

                          WIRELESS TELECOM GROUP, INC.

                    (Exact name of registrant as specified in its charter)

         New Jersey                                             22-2582295
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

      East 64 Midland Avenue,
         Paramus, New Jersey                                        07652
----------------------------------------                          ---------
(Address of principal executive offices)                          (Zip Code)


                                 (201) 261-8797
           -----------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                       ---------------------
Common Stock, $.01 par value per share                   American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
            -----------------------------------------------------------
                                (Title of Class)

          Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              --    --
          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

          The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on February 2, 1998: $100,376,088.


          Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of February 2, 1998: 17,468,498.
-------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of Registrant's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.
Part IV - Portions of previously filed reports and registration statements.
================================================================================

                                     PART 1

ITEM 1. BUSINESS

          Wireless Telecom Group, Inc. (the "Company"), develops, manufactures and markets a wide variety of test instruments and electronic noise sources for wireless telecommunications. The Company's products are primarily used to test the performance and capability of cellular/PCS and satellite communications systems. Other applications include radio, radar, wireless local area network
(WLAN) and digital television. To further address the needs of the ever-evolving wireless telecommunications industry, the Company has been developing and marketing test instruments designed to fulfill the requirements of such customers. The Company is expanding its product offerings to these customers as this emerging industry is expected to provide an opportunity for substantial growth.

MARKET

          Since the Company's incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products to various customers. In 1993, the product line was expanded to include test equipment designed specifically for use by commercial customers in wireless communications. Through the constant introduction of new instruments, as well as the increased demand by commercial users for pre-existing products, approximately 95% of the Company's sales in fiscal 1997 were derived from commercial applications. The remaining sales (approximately 5%) were comprised of sales made to the United States government (particularly the armed forces) and prime defense contractors.

               The emergence of the wireless telecommunications field continues to provide the Company with many opportunities. Frost and Sullivan, in a July 1994 report, projected that the US communications test equipment market would reach $1.3 billion by the year 2000. In 1997, the Company increased its sales by 21% due to continued expansion into the wireless industry. The Company has combined its expertise in noise generation with sophisticated hardware and software to provide versatile and powerful test equipment solutions for various wireless applications. The Company's commitment to educating its market as to the advantages of its products continues to be paramount in achieving growth. All of the Company's products are considered test devices; therefore management considers the Company to operate within a single segment.

PRODUCTS

          Since 1993, the Company has introduced 19 test instruments specifically designed to serve the wireless telecommunications market. These products perform a variety of tests which are required for performance verification during the development of wireless communication equipment. They are also used to monitor the performance of installed equipment. These state-of-the-art instruments simplify complex measurements and perform analysis of the devices being tested. Innovative and user-friendly software combined with powerful hardware are used to create highly accurate, versatile products.

          In 1997, the Company continued the expansion of its product line with the introduction of CATS(TM) (CDMA Automated Test Software), a testing control and interface management software solution. This software works in conjunction with the Company's test stations to provide complete and accurate testing of CDMA-based mobile phones and base stations. The Company's hardware and CATS(TM) software were selected by the CTIA (Cellular Telecommunications Industry Association) and the CDMA Development Group (CDG) for its certification program. The Company's equipment will be used to determine whether CDMA handsets conform to industry standards.

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

          In digital communications systems, bit error rate testing is another common application of the Company's technology. Noise is added to a signal which is applied to a receiver and the performance of the receiver is then analyzed. The noise added by the Company's instrument is measurable and repeatable which allows the user to determine the performance of the device or devices being tested. The user also has the ability to compare similar devices to determine which product is better suited to a particular application. Other tests that can be performed are distortion measurements of transmitters and receivers which operate in high density signal environments, noise figure measurements, and generation of precision carrier to noise ratios. The selling prices for individual products range from $18,000 to over $100,000 per unit with most sales occurring between $25,000 to $70,000 per unit. Selling prices for complete test stations approximate $200,000.

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

          The Company's products have extended useful lives but are generally recalibrated every year to ensure their accuracy. The Company provides recalibration services for a fee to its domestic and international customers and also calibrates test equipment manufactured by others. Although such services accounted for less than 2% of fiscal 1997 sales, the Company feels this area will continue to grow as more products are sold into the global marketplace.

MARKETING AND SALES

          The Company's in-house marketing and sales force currently consists of 10 individuals. The Company attempts to promote the sale of its products to customers and manufacturers' representatives through its product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions. The Company believes that extensive advertising is a major factor in generating in-house sales.

          The Company's products are sold globally through its in-house sales people and by over thirty non-exclusive manufacturers' representatives. Generally, representatives do not stock inventories of the Company's products. Manufacturers' representatives accounted for an aggregate of 49% and 42% of the Company's sales for the years ended December 31, 1997 and 1996, respectively. For the years ended December 31, 1997 and 1996, one of the Company's representatives accounted for approximately 18% and 15% of sales, respectively. The Company does not believe that, although there can be no assurance, the loss of any or all of its representatives would have a material adverse affect on its business.

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

CUSTOMERS

          Since its inception, the Company has sold its products to more than 1,000 customers. The Company has experienced continued growth in its commercial business, and will continue to offer additional products to this market. The Company currently sells the majority of its products to various commercial users in the wireless communications field. Other sales are made to large defense contractors which incorporate them into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 1997, approximately 95% of sales were derived from commercial applications. The remaining sales were comprised of government and military applications.

          For fiscal 1997, no one customer accounted for more than 10% of total sales. The Company's largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect.

          Export sales for Fiscal 1997, were $8,356,000 or approximately 31% of total sales. These sales were made predominantly to customers in Asia ($4,853,000 or 18%) and Europe ($3,002,000 or 11%). In February 1996, the
Company established a Foreign Sales Corporation (FSC). The Company receives a federal tax deduction for a portion of its export profits. See Note 4 of Notes to the Financial Statements.

RESEARCH AND DEVELOPMENT

          In 1998, the Company opened an office in San Diego, California to expand its research and development efforts. The Company maintains an engineering staff (24 individuals as of February 2, 1998, including 2 located in the Company's San Diego facility) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering-support personnel and were $2,468,000 and $1,653,000 for the years ended December 31, 1997 and 1996, respectively. See Note 1 of Notes to the Financial Statements.

          The Company intends to continue and increase its research and development activities and considers these efforts to be vital to its future business expansion and success.

COMPETITION

          With regard to its products, the Company competes against many companies which utilize similar technology. Some of them are larger and have substantially greater resources in financial, technical and marketing areas than the Company. The Company's competitors include Hewlett Packard, Telecom Analysis Systems and English Electric Valve.

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

BACKLOG

          The Company's backlog of firm orders was approximately $3,000,000 at December 31, 1997 and $5,400,000 at December 31, 1996. It is anticipated that all of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the company will realize a profit from the orders.

INVENTORY, SUPPLIES AND MANUFACTURING

          The Company purchases components, devices and subassemblies from a wide variety of sources. For example, its noise source diodes, a key component in all of its noise source products, are made by third parties in accordance with the Company's designs and specifications. To date, because of its multiple sources of supply, the Company has experienced only minimal difficulties in obtaining components and materials for its manufacturing and assembly process. The Company's inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company's operations. No third party supplier accounted for more than 10% of the Company's total inventory purchases for Fiscal 1997.

          The Company is not party to any formal written contract regarding the deliveries of its supplies and components. It generally purchases such items pursuant to written purchase orders of both the individual and blanket variety. Blanket purchase orders usually cover the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

          The Company does not manufacture nor assemble its products on a continuous mass-production basis. Instead, small lot production techniques are used. The Company also uses external contract manufacturers for routine tasks such as printed circuit board assembly and mechanical assembly. The Company anticipates that its use of contract manufacturers will continue to increase. Testing of products is generally accomplished at the end of the manufacturing process and is performed in-house as are all quality control processes. The Company utilizes modern equipment for the design, engineering, manufacture, assembly and testing of its products.

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

PRODUCT LIABILITY COVERAGE

          The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability by customers and others. Claims may be asserted against the Company by end-users of any of the Company's products. The Company has maintained product liability insurance coverage since August 1991. To date the Company has not received or encountered any formal claims for liability due to a defective or malfunctioning device made by it. However, it is possible that the Company may be subject to such claims in the future and corresponding litigation should one or more of its products fail to perform or meet certain minimum specifications.

INTELLECTUAL PROPERTY

          Proprietary information and know-how are important to the Company's commercial success. The Company holds no patents nor owns any trademarks. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. Certain key employees have signed confidentiality and non-competition agreements regarding the Company's proprietary information.

          The Company believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

EMPLOYEES

          On February 2, 1998 the Company had 90 full-time employees, including its officers, of whom 44 were engaged in manufacturing and repair services, 12 in administration and financial control, 24 in engineering and research and development, and 10 in marketing and sales.

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

ITEM 2. PROPERTIES

          The Company leases a 25,000 square foot facility in Paramus, New Jersey which is used as its principal corporate headquarters and manufacturing plant. In 1998, the Company has leased an additional 600 square foot facility in San Diego, California. See Note 8 of Notes to the Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

          The Company knows of no material litigation or proceeding, pending or threatened, to which the Company is or may become a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

          The Common Stock of the Company has traded on the American Stock Exchange under the name Wireless Telecom Group, Inc. (Symbol: WTT) since September 12, 1994. The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated as reported on the American Stock Exchange. This table has been adjusted to give retroactive effect for the 2-for-1 stock split paid on May 28, 1996.

                                                 High              Low
1997 Fiscal Year                                 ----              ----
----------------
  1st Quarter                                   $13.38           $ 9.38

  2nd Quarter                                    11.25             8.81

  3rd Quarter                                    13.00             9.06

  4th Quarter                                     9.63             5.75


1996 Fiscal Year
----------------
  1st Quarter                                   $ 8.75           $ 6.19

  2nd Quarter                                    16.75             6.44

  3rd Quarter                                    14.38             7.75

  4th Quarter                                    12.63             9.06




          On February 2, 1998, the closing price of the Common Stock of the Company as reported was $6.19. On February 2, 1998 the Company had 479 stockholders of record.

        Quarterly dividends on the Company's Common Stock have been declared since June 1993. The table below details quarterly dividends declared for the past two years. This table has been adjusted to give retroactive effect for the 2-for-1 stock split paid on May 28, 1996.

                                         Quarterly Dividends Per Share
                                         ------------------------------
                                   1st         2nd           3rd             4th
                                   ---         ---           ---             ---
1997                             $.05          $.05          $.05           $.05
1996                             $.03          $.04          $.04           $.04



          It is the Company's present intention to maintain a quarterly dividend policy.

ITEM 6. SELECTED FINANCIAL DATA

          The selected financial data presented below as of December 31, 1997, 1996, 1995, 1994 and 1993 were derived from the Company's financial statements. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, the financial statements and related notes contained elsewhere in this Form 10-K.



                                          1997        1996     1995        1994        1993
                                          ----        ----     ----        ----        ----

Selected Statement of Operations Data:
--------------------------------------

Net sales                           $27,266,649 $22,463,029 $16,040,537 $8,589,872 $5,022,702

Income from continuing
   operations before income taxes    12,471,073  11,621,211   8,116,535  3,639,962  1,450,252

Provision for income taxes            4,526,200   4,170,754   3,065,827  1,418,856    564,184

Net income from continuing operations 7,944,873   7,450,457   5,050,708  2,221,106    886,068

Selected Per Share Data (1):
----------------------------

Net income from continuing operations
  per common share - Diluted              $.45       $.42         $.29      $.13       $.06

Shares used in computation of
  earnings per share - Diluted       17,785,882  17,735,007  17,510,538 16,672,614  15,898,788

Cash dividends per common share           $.20       $.15         $.08      $.04       $.06

Selected Balance Sheet Data:
----------------------------

Working capital                     $19,452,489 $16,183,137 $11,650,974 $7,162,455 $5,046,007
Total assets                         24,211,054  19,044,242  13,402,353  8,117,150  5,780,399
Total liabilities                     1,982,823   1,444,716     953,938    467,551    411,110
Shareholders' equity                 22,228,231  17,599,526  12,448,415  7,649,599  5,369,289


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

          This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "intend," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the global economy, the degree and nature of competition, the risk of delay in product development and release dates and acceptance of, and demand for, the Company's products.

RESULTS OF CONTINUING OPERATIONS
YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996

          Net sales for the year ended December 31, 1997 were $27,266,649 as compared to $22,463,029 for 1996, an increase of $4,803,620 or 21.4%. This volume increase is the result of the continued growth of commercial applications of the Company's products of which the most notable are the sales of the Company's wireless telecommunications instruments. Approximately 95% of the Company's revenues are derived from commercial applications of its products. The remaining 5% of sales consist of products sold for government and military applications.

          The Company's gross profit on net sales for the year ended December 31, 1997 was $19,142,323 or 70.2% as compared to $16,624,799 or 74.0% as reported in the previous year. Variations in gross profit are attributed to an increase in labor costs due to the hiring of additional personnel to support the Company's expanding product line and other associated costs such as factory maintenance and depreciation due to its expanding workforce and larger facility. In addition, the Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

               Operating expenses for the year ended December 31, 1997 were $7,101,048 or 26.0% of net sales as compared to $5,356,260 or 23.8% of net sales for the year ended December 31, 1996. For the year ended December 31, 1997 as compared to the prior year, operating expenses increased in dollars by $1,744,788. Approximately 47% of this increase is due to increased expenditures for research and development of new products. An additional 25% of this increase is attributable to greater advertising, promotional and selling expenses incurred to generate sales and to expand customer awareness of the Company's wireless telecommunications instruments. Additional personnel, wage increases and bonuses accounted for 8% of the increase in dollars for 1997. Also, increased rent expense for the Company's larger facility accounted for 6% of the dollar increase from 1996.

          Interest, dividend and other income increased by $77,126 for the year ended December 31, 1997. The increase was due to a larger average investment balance during 1997.

          Net income increased to $7,944,873 or $.45 per share on a diluted basis, for the year ended December 31, 1997 as compared to $7,450,457 or $.42 per share on a diluted basis, for the year ended December 31, 1996. The explanation of this increase can be derived from the operational analysis provided above.

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

          Net income increased to $7,450,457 or $.42 per share on a diluted basis, for the year ended December 31, 1996 as compared to $5,050,708 or $.29 per share on a diluted basis, for the year ended December 31, 1995. The explanation of this increase can be derived from the operational analysis provided above.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital has increased by $3,269,352 to $19,452,489 at December 31, 1997, from $16,183,137 at December 31, 1996. At
December 31, 1997 the Company had a current ratio of 11.5 to 1, and a ratio of debt to net worth of less than .1 to 1. At December 31, 1996 the Company had a current ratio of 12.7 to 1, and a ratio of debt to net worth of less than .1 to 1.

          Net cash provided from operations has allowed the Company to meet its liquidity requirements, research and development activities and capital expenditures. Operating activities provided $4,556,733 in cash for the year ending December 31, 1997 versus $5,255,044 and $2,739,952 in cash flows for the years ending December 31, 1996 and 1995, respectively. Cash provided by operations was primarily due to net income offset by increases in accounts receivable and inventory.

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

          Net cash used for investing activities were $1,733,068, $756,435 and $326,588 for the years ending December 31, 1997, 1996 and 1995, respectively. Capital expenditures for the Company's increasing product line and workforce were the primary use of funds. In addition, funds were used for premiums on life insurance for certain of the Company's officers and other key employees.

          Net cash used for financing activities were $3,316,168, $2,299,346 and $373,682 for the years ending December 31, 1997, 1996 and 1995, respectively. The payment of quarterly cash dividends were the primary use of these funds. The Company also reacquired 20,000 shares of its common stock in the open market during the second quarter of 1997. These cash outlays were partially offset by proceeds from the exercise of stock options. The Company increased its quarterly cash dividend payout by 34% in 1997 and 82% in 1996.

          The Company entered into an agreement with its bank which provides for an unsecured line of credit in the amount of $7,000,000 at the bank's prime lending rate. As of December 31, 1997 the Company had no debt outstanding under this line of credit. The line of credit agreement, which was renewed, expires on September 30, 1998.

          For details of dividends paid in the years ended December 31, 1997 and 1996 refer to Item 5. It is the Company's present intention to maintain a quarterly dividend policy.

          On January 26, 1998, the Company announced the declaration of a quarterly cash dividend of $.05 per share to shareholders of record on March 23, 1998. This cash dividend will be paid on April 1, 1998.

          The Company believes that its financial resources from working capital provided by operations and its bank line of credit are adequate to meet its current needs.

IMPACT OF THE YEAR 2000 ISSUE:

          The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company had already planned on upgrading its computer software to increase operational efficiencies and information analysis and will ensure that the new systems properly utilize dates beyond December 31, 1999. The cost of this upgrade project, as it relates to the year 2000 issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The current directors and executive officers of the Company are as follows:

Name                                        Age           Position
----                                        ---           --------
Dale Sydnor (1)(2)(3)...................    41     Chairman of the Board, Chief
                                                   Executive Officer and
                                                   President

Edward Garcia ..........................    33     Executive Vice President,
                                                   Chief Operating Officer

Eugene Ferrara (2)......................    32     Executive Vice President,
                                                   Chief Financial Officer and
                                                   Secretary

Bent Hessen-Schmidt.....................    36     Vice President, Sales and
                                                   Marketing

Inho Alex Kim...........................    35     Vice President, Business
                                                   Development

Dominick Scaringella(3).................    59     Director

John Wilchek (1)(4).....................    57     Director

Demir Richard Eden (3)(4)...............    58     Director

Franklin H. Blecher ....................    69     Director


--------------------
(1) Member of Stock Option Committee
(2) Trustee for Profit Sharing Plan
(3) Member of Compensation Committee
(4) Member of Audit Committee

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

          Dale Sydnor has served as Chairman of the Board since May 1997. He was elected Chief Executive Officer and as a member of the Board of Directors in May 1996 and he has served as the Company's President since July 1995. Mr. Sydnor also held the position of Chief Operating Officer from April 1991 until August 1996. Mr. Sydnor has been associated with the Company since 1988. Mr. Sydnor has a bachelor's degree in Electrical Engineering and has undertaken graduate studies in Business Administration.

          Edward Garcia joined the Company in 1990 and has served in various positions including Chief Engineer since 1992. Mr. Garcia was elevated to Vice President of Operations in October 1995 and elected Executive Vice President and Chief Operating Officer in August 1996. He has a bachelor's degree in Electrical Engineering.

          Eugene Ferrara, a certified public accountant, has served as the Company's Chief Financial Officer since August 1994. Mr. Ferrara has also served as Executive Vice President since October 1996 and Secretary since July 1997. He joined the Company as Controller in October 1993. Prior to joining the Company, he was employed by Witco Corporation and Coopers & Lybrand. He has a bachelor's degree in Accounting.

          Bent Hessen-Schmidt joined the Company in 1988 as an engineer and later served as the Company's sales and marketing manager. Mr. Hessen-Schmidt, was elected to the office of Vice President of Sales and Marketing in May 1996. He has a master's degree in Electrical Engineering.

          Inho Alex Kim was elected Vice President of Business Development in 1997. Since joining the Company in January 1995, Mr. Kim has worked in various positions including Business Development Manager and Marketing Manager. Prior to joining the Company, Mr. Kim was Vice President of Marketing at Fibersense, a fiber optic component manufacturer. Mr. Kim has a bachelor's degree in Electrical Engineering from the Massachusetts Institute of Technology and has also obtained master's degrees in both Electrical Engineering and Business Administration.

          Dominick Scaringella became a Director of the Company in August 1991. From 1988 to date, he has served as President of Precision Electronics, Inc., a manufacturer of electronics products. Previously, Mr. Scaringella served as a Director and Vice President of MSI Electronics, a manufacturer of semiconductors.

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

          The information relating to compliance with Section 16(a) of the Exchange Act will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1997 year end and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1997 year end and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

          The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1997 year end and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1)    Report of Independent Auditors
               Consolidated Balance Sheets as of December 31, 1997 and 1996
               Consolidated Statements of Operations for the Three Years in the
                      Period ended December 31, 1997
               Consolidated Statements of Changes in Shareholders' Equity for
                      the Three Years in the Period ended December 31, 1997
               Consolidated Statements of Cash Flows for the Three Years in the
                      Period ended December 31, 1997
               Notes to Consolidated Financial Statements

        (2)    Financial Statement Schedules

               All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

        (3)    Exhibits

        3.1    --     Certificate of Incorporation, as amended*
        3.2    --     Amended and Restated By-laws*
        3.3    --     Amendment to the Certificate of Incorporation***
        3.4    --     Amendment to the Certificate of Incorporation****
        4.2    --     Form of Stock Certificate*
       10.3    --     Summary Plan Description of Profit Sharing Plan of the
                        Registrant*
       10.4    --     Incentive Stock Option Plan of the Registrant and related
                        agreement*
       10.4a   --     Amendment to Registrant's Incentive Stock Option Plan and
                        related agreement****
       10.7    --     Form of Manufacturers Representative Agreement*
       10.11   --     Credit Agreement with Chemical Bank dated August 10,
                        1992**
       10.11a  --     Amendment to Credit Agreement with Chemical Bank****
       10.11b  --     Amendment to Credit Agreement with Chase Manhattan
                        Bank*****
       10.11c  --     Amendment to Credit Agreement with Chase Manhattan Bank
       10.12   --     Lease between the Registrant and Paramus Parkway Building
                        Associates*****
       11.1    --     Computation of Per Share Earnings
       23.0    --     Consent of Independent Auditors (Lazar Levine & Felix LLP)
       27.0    --     Financial Data Schedule (EDGAR version only)
--------------------
* These exhibits were filed as exhibits to the Company's registration statement on Form S-18 (File No. 33-42468-NY) and are incorporated herein by reference.
** Filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 1992.
*** Filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 1994.
**** Filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 1995.
***** Filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 1996.
(b)     Reports on Form 8-K -- None
(c)     See Item 14(a)(3), above.
(d)     See Item 14(a)(2), above.

                               S I G N A T U R E S

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WIRELESS TELECOM GROUP, INC.

Date:  February 12, 1998              By:  /s/ Dale Sydnor
                                           -----------------------------------
                                           Dale Sydnor, Chairman of the Board,
                                               Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dale Sydnor                                     February 12, 1998
-----------------------------------------
Dale Sydnor, Chairman of the Board,
   Chief Executive Officer

/s/ Eugene Ferrara                                  February 12, 1998
-----------------------------------------
Eugene Ferrara, Chief Financial Officer
    and Secretary

/s/ Dominick Scaringella                            February 12, 1998
-----------------------------------------
Dominick Scaringella, Director

/s/ John Wilchek                                    February 12, 1998
-----------------------------------------
John Wilchek, Director

/s/ Demir Richard Eden                              February 12, 1998
-----------------------------------------
Demir Richard Eden, Director

/s/ Franklin H. Blecher                             February 12, 1998
-----------------------------------------
Franklin H. Blecher, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                                                           PAGE
                                                                           -----

Independent Auditors' Report                                              F - 1

Consolidated Financial Statements:

   Balance Sheets as of December 31, 1997 and 1996                        F - 2

   Statements of Operations for the Three Years in the Period
      Ended December 31, 1997                                             F - 3

   Statements of Changes in Shareholders' Equity for the Three
      Years in the Period Ended December 31, 1997                         F - 4

   Statements of Cash Flows for the Three Years in the Period
      Ended December 31, 1997                                             F - 5


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                    /s/ Lazar levine & FElix LLP
                                                    ----------------------------
                                                    LAZAR LEVINE & FELIX LLP


New York, New York
January 26, 1998

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                                 - ASSETS -


                                                                                       December 31,
                                                                                    ------------------
                                                                                    1997          1996
                                                                                    ----          ----

CURRENT ASSETS:
   Cash and cash equivalents                                                      $7,546,625    $8,039,128
   Accounts receivable - net of allowance for doubtful accounts of $120,616
      and $74,707 for December 31, 1997 and 1996, respectively                     4,728,640     4,252,115
   Inventories (Note 1)                                                            8,810,230     4,998,575
   Prepaid expenses and other current assets                                         224,413       272,960
                                                                                 -----------    -----------

TOTAL CURRENT ASSETS                                                              21,309,908    17,562,778

PROPERTY, PLANT AND EQUIPMENT - NET (NOTES 1 AND 2)                                2,254,829     1,022,686

OTHER ASSETS                                                                         646,317       458,778
                                                                                 -----------   -----------
                                                                                 $24,211,054   $19,044,242
                                                                                 ===========   ===========

                                - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                              $ 1,652,601   $ 1,219,754
   Accrued expenses and other current liabilities                                    204,818       159,887
                                                                                 -----------   -----------

TOTAL CURRENT LIABILITIES                                                          1,857,419     1,379,641
                                                                                 -----------   -----------

DEFERRED INCOME TAXES  (NOTES 1 AND 6)                                               125,404        65,075
                                                                                ------------ -------------

COMMITMENTS AND CONTINGENCIES (NOTES 4, 5, 7 AND 8)

SHAREHOLDERS' EQUITY  (NOTE 3):
   Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued               -             -
   Common stock, $.01 par value, 30,000,000 shares authorized, 17,613,498 and
      17,502,898 shares issued for December 31, 1997 and 1996, respectively          176,135       175,029
   Additional paid-in capital                                                      6,422,971     6,044,782
   Retained earnings                                                              15,896,934    11,441,707
   Treasury stock, at cost - 145,000 and 130,000 shares, respectively               (267,809)      (61,992)
                                                                                 -----------   -----------

                                                                                  22,228,231    17,599,526
                                                                                 -----------   -----------

                                                                                 $24,211,054   $19,044,242
                                                                                 ===========   ===========

                 The accompanying notes are an integral part of
                          these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.




                                                         For The Year Ended December 31,
                                                        ---------------------------------
                                                            1997        1996       1995
                                                            ----        ----       ----
NET SALES (NOTE 4)                                      $27,266,649  $22,463,029  $16,040,537
                                                        -----------  -----------  -----------

COSTS AND EXPENSES:
  Cost of sales                                           8,124,326    5,838,230    4,242,934
  Operating expenses (Note 1)                             7,101,048    5,356,260    4,074,619
  Interest, dividend and other income                      (429,798)    (352,672)    (393,551)
                                                       ------------ ------------  -----------

TOTAL COSTS AND EXPENSES                                 14,795,576   10,841,818    7,924,002
                                                       ------------ ------------  -----------

INCOME  BEFORE PROVISION FOR INCOME TAXES                12,471,073   11,621,211    8,116,535

  Provision for income taxes (Notes 1 and 6)              4,526,200    4,170,754    3,065,827
                                                        -----------  ----------- ------------

NET INCOME                                               $7,944,873  $ 7,450,457  $ 5,050,708
                                                         ==========  ===========  ===========

NET INCOME PER COMMON SHARE: BASIC (NOTE 1)                 $  0.46       $ 0.43       $ 0.30
                                                            =======       ======       ======

NET INCOME PER COMMON SHARE: DILUTED (NOTE 1)               $  0.45       $ 0.42       $ 0.29
                                                            =======       ======       ======

CASH DIVIDENDS PER COMMON SHARE (NOTE 3)                    $  0.20       $ 0.15       $ 0.08
                                                            =======       ======       ======



                     The accompanying notes are an integral
                       part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.


                                                                                        Unrealized
                                                        Additional                      Gain (Loss)    Treasury
                                            Common        Paid-in         Retained       on Equity       Stock
                                             Stock        Capital         Earnings       Securities     at Cost         Total
                                            ------      ----------        --------       ----------    --------         -----
Balance at December 31, 1994                $57,020      $4,809,516      $2,973,512      ($121,790)    ($68,659)        $7,649,599

Dividends - $.08 per share (Note 3)                                      (1,430,755)                                    (1,430,755)

Three-for-two common stock split
(Note 3)                                     28,510         (28,899)                                                          (389)

Exercise of stock  options (Note 3)           1,608       1,052,521                                       3,333          1,057,462

Reversal of unrealized loss (Note 1)                                                       121,790                         121,790

Net income                                                                5,050,708                                      5,050,708
                                             ------       ---------      ----------        --------      -------        -----------
Balance at December 31, 1995                 87,138       5,833,138       6,593,465              --      (65,326)       12,448,415

Dividends - $.15 per share (Note 3)                                      (2,602,215)                                    (2,602,215)

Two-for-one common stock split (Note         87,137         (87,137)                                                            --

Exercise of stock options (Note 3)              754         298,781                                        3,334           302,869

Net income                                                                7,450,457                                      7,450,457
                                             ------       ---------      ----------        --------      -------        ----------

Balance at December 31, 1996                175,029       6,044,782      11,441,707             --       (61,992)       17,599,526


DIVIDENDS - $.20 PER SHARE (NOTE 3)                                      (3,489,646)                                    (3,489,646)

PURCHASE OF TREASURY STOCK                                                                              (207,483)         (207,483)

EXERCISE OF STOCK OPTIONS (NOTE 3)            1,106         378,189                                        1,666           380,961

NET INCOME                                                                7,944,873                                      7,944,873
                                            -------       ---------      ----------        --------      -------       ------------
BALANCE AT DECEMBER 31, 1997               $176,135      $6,422,971     $15,896,934              --     ($267,809)     $22,228,231
                                           ========      ==========     ===========        ========     =========      ============



                   The accompanying notes are an integral part
                         of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.


                                                                           For The Year Ended December 31,
                                                                           -------------------------------
                                                                            1997        1996         1995
                                                                            ----        ----         -----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                         $7,944,873  $ 7,450,457  $5,050,708
      Adjustments to reconcile net income to net cash provided
         by operating activities:
           Depreciation and amortization                                    291,386      169,053     130,574
           Deferred income taxes (benefit)                                   60,329       14,379      (9,985)
           Provision for losses on accounts receivable                       45,909       39,097      13,571
      Changes in assets and liabilities:
         (Increase) in accounts receivable                                 (522,434)    (927,023) (1,337,980)
         (Increase) in inventory                                         (3,811,655)  (2,224,650) (1,226,780)
         (Increase) Decrease in prepaid expenses and other current
            assets                                                           70,547      257,332    (376,528)
         Increase in accounts payable and accrued expenses                  477,778      476,399     496,372
                                                                         ----------   ----------  ----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                      4,556,733    5,255,044   2,739,952
                                                                         ----------   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                               (1,523,529)    (616,590)   (320,553)
      Officer's life insurance                                             (209,539)    (139,845)   (107,333)
      Purchase of mutual fund shares                                             --           --  (2,418,675)
      Sale of mutual fund shares                                                 --           --   2,519,973
                                                                         ----------   ----------  ----------
           NET CASH USED FOR INVESTING ACTIVITIES                        (1,733,068)    (756,435)   (326,588)
                                                                         ----------   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends paid                                                     (3,489,646)  (2,602,215) (1,430,755)
      Proceeds from exercise of stock options                               380,961      302,869   1,057,073
      Acquisition of treasury stock                                        (207,483)          --          --
                                                                         ----------   ----------  ----------
            NET CASH USED FOR FINANCING ACTIVITIES                       (3,316,168)  (2,299,346)   (373,682)
                                                                         ----------   ----------  ----------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (492,503)   2,199,263   2,039,682

      Cash and cash equivalents, at beginning of year                     8,039,128    5,839,865   3,800,183
                                                                         ----------   ----------  ----------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                $7,546,625   $8,039,128  $5,839,865
                                                                         ==========   ==========  ==========

SUPPLEMENTAL INFORMATION:
      Cash paid during the year for:
         Taxes                                                           $4,350,000   $3,807,000  $2,748,000




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

                CASH AND CASH EQUIVALENTS:

                The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts and commercial paper all stated at cost, which approximates market value. As of December 31, 1997 and 1996, the Company had approximately $6,000,000 and $5,000,000, respectively invested in commercial paper.

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

                Concentrations of Credit Risk with respect to accounts receivable are limited due to the Company's large customer base. However, at December 31, 1997 primarily all of the Company's receivables do pertain to the wireless telecommunications industry.

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

                Inventories consist of:

                                                    December 31,
                                                  ---------------
                                                  1997        1996
                                                  ----        ----

                Raw materials                  $4,159,272  $2,554,979
                Work-in-process                 2,739,634   1,246,512
                Finished goods                  1,911,324   1,197,084
                                               ----------  -----------
                                               $8,810,230  $4,998,575
                                               ==========  ===========

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

                RESEARCH AND DEVELOPMENT COSTS:

                Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 1997, 1996 and 1995 were $2,467,879, $1,653,224, and $1,248,726, respectively.

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

                INCOME PER COMMON SHARE:

                The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Prior period earnings per share data has been restated in accordance with Statement 128. Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during each period.

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

                ADVERTISING COSTS:

                Advertising expenses are charged to operations during the year in which they are incurred, and aggregated $665,573, $537,300 and $406,665 for the years ended December 31, 1997, 1996 and 1995, respectively.

                POSTRETIREMENT BENEFITS:

                During 1997, the Company provided certain health care and life insurance benefits for its former Chairman and CEO, who retired during the year. The costs incurred for health benefits were charged to operations while the insurance benefits are reflected as a corporate asset for the cash surrender value of the life insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

        1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                POSTRETIREMENT BENEFITS (CONTINUED):

                The Company does not currently provide any other Postretirement benefits. However, the Company will utilize the provisions of SFAS 106 "Employers' Accounting for Postretirement Benefits Other than Pensions", if such a plan is established.

                NEW ACCOUNTING PRONOUNCEMENTS:

                SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997 and early adoption is permitted. This statement prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

                SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", is effective for years beginning after December 15, 1997 and early adoption is encouraged. The Company does not presently believe that it operates in more than one identifiable segment.

                See also Income Per Common Share, above.

                IMPACT OF THE YEAR 2000 ISSUE:

                The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company had already planned on upgrading its computer software to increase operational efficiencies and information analysis and will ensure that the new systems properly utilize dates beyond December 31, 1999. The cost of this upgrade project, as it relates to the year 2000 issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

        2.  PROPERTY, PLANT AND EQUIPMENT:

                Property, plant and equipment consists of the following (see also Note 1):

                                                        December 31,
                                                     ------------------
                                                     1997         1996
                                                     ----         -----
                Machinery and equipment           $2,737,973   $1,332,795
                Furniture and fixtures               209,878      172,386
                Transportation equipment             155,254       94,076
                Leasehold improvements               183,361      163,680
                                                  ----------   ----------
                                                   3,286,466    1,762,937

                Less: accumulated depreciation
                and amortization                   1,031,637      740,251
                                                  ----------   ----------
                                                  $2,254,829   $1,022,686
                                                  ==========   ==========



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

                The Company has paid quarterly cash dividends aggregating $3,489,646, $2,602,215 and $1,430,755 for the years ending
                December 31, 1997, 1996 and 1995, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

            3.  SHAREHOLDERS' EQUITY (CONTINUED):

                Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.1%, 6.8% and 8.4%; dividend yields of 2.6%, 1.8% and 1.8%; volatility factors of the expected market price of the Company's common stock of 65%, 65% and 69%; and a weighted-average expected life of the options of 7 years.

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

                For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:


                                                1997           1996           1995
                                                ----           ----           ----

                Net income
                   As reported                 $7,944,873    $ 7,450,457     $ 5,050,708
                   Pro forma                   $7,701,088    $ 7,271,191     $ 4,932,034

                Basic earnings per share
                  As reported                       $.46           $ .43        $ .30
                  Pro forma                         $.44           $ .42        $ .29

                Diluted earnings per share
                  As reported                       $.45           $ .42        $ .29
                  Pro forma                         $.44           $ .41        $ .29


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

        3.  SHAREHOLDERS' EQUITY (CONTINUED):

                A summary of stock activity, and related information for the years ended December 31, follows:

                                                                              WEIGHTED AVERAGE
                                                                   OPTIONS     EXERCISE PRICE
                                                                   -------    -----------------

                  Outstanding, December 31, 1994                    432,000       $  1.01
                    Granted                                         636,000          5.29
                    Exercised                                      (321,540)          .87
                    Canceled                                         (9,000)          .67
                                                                  ---------         -----

                  Outstanding, December 31, 1995                    737,460          4.72

                  Weighted average fair value of options
                     granted during the year                                         4.10

                    Granted                                         296,000          7.02
                    Exercised                                       (75,400)         4.02
                    Canceled                                        (54,000)         6.93
                                                                   --------        ------

                  Outstanding, December 31, 1996                    904,060          5.40

                  Weighted average fair value of options
                     granted during the year                                         2.30

                    Granted                                         401,000          7.89
                    Exercised                                      (110,600)         3.44
                    Canceled                                       (101,060)         6.53
                                                                   --------        ------

                  Outstanding, December 31, 1997                  1,093,400         $6.38
                                                                  =========         =====

                  Weighted average fair value of options
                     Granted during the year                                        $2.32
                                                                                    =====

                  Options exercisable:
                     December 31, 1995                              110,460         $1.39
                     December 31, 1996                              186,460         $3.17
                     December 31, 1997                              238,600         $4.84



                Exercise prices for options outstanding as of December 31, 1997 ranged from $.74 to $11.63. The weighted-average remaining contractual life of these options is 8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

              4.  OPERATIONAL INFORMATION AND EXPORT SALES:

                The Company's operations are in a single industry segment and involve the manufacture of various types of test equipment. All of the Company's assets are domestic.

                For the years ended December 31, 1997, 1996 and 1995, no customer accounted for more than 10% of total sales.

                In addition to its in-house sales staff, the Company uses various manufacturers representatives to sell its products. For the years ended December 31, 1997, 1996 and 1995, one representative accounted for 18%, 15% and 10% of sales, respectively.

                Export sales, which are all transacted in US dollars, were approximately 31%, 35% and 28% of total sales for the years ended December 31, 1997, 1996 and 1995, respectively. Export sales by geographic location are as follows:

                                      1997                   1996                 1995
                                      ----                   ----                 ----
                     Asia           $4,853,000            $4,312,000           $2,383,000
                     Europe          3,002,000             2,677,000            1,500,000
                     Other             501,000               852,000              633,000
                                    ----------            ----------           ----------
                                    $8,356,000            $7,841,000           $4,516,000
                                    ==========            ==========           =========


             5.  401 (K) PROFIT SHARING PLAN:

                During the year ended December 31, 1990 the Company adopted a resolution to institute a 401 (k) profit sharing plan effective January 1, 1991, to cover all eligible employees. The Company's contributions to the plan are discretionary but may not exceed 6% of participants' compensation. Contributions to the plan for the years ended December 31, 1997, 1996 and 1995 aggregated $48,485, $42,013, and $34,810, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

        6.  INCOME TAXES:

                The components of income tax expense are as follows (see Note
                1):

                                                                     December 31,
                                                             --------------------------------
                                                             1997         1996           1995
                                                             ----         ----           ----
               Current:
                  Federal                                 $3,541,780    $3,252,712     $2,426,309
                  State                                      924,091       903,663        649,503

               Deferred:
                  Federal                                      9,736        11,139         (7,735)
                  State                                       50,593         3,240         (2,250)
                                                           ---------    ----------     ----------
                                                          $4,526,200    $4,170,754     $3,065,827
                                                          ===========   ==========     ==========



                The components of deferred income taxes are as follows:


                                                                           December 31,
                                                                         ------------------
                                                                          1997         1996
                                                                          ----         ----
                Deferred tax assets:
                 Uniform capitalization of inventory
                    costs for tax purposes                                $23,689    $ 5,100
                 Allowances for doubtful accounts                          43,776     25,400

                Deferred tax liabilities:
                 Tax over book depreciation                              (152,120)   (75,126)
                 Other                                                    (40,749)   (20,449)
                                                                        ---------    -------
                      Net deferred tax liability                        ($125,404)  ($65,075)
                                                                         ========    =======


                The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:


                                                                                December 31,
                                                                        ----------------------------
                                                                        1997        1996        1995
                                                                        ----        ----        ----
                                                                         % of       % of        % of
                                                                        Pre Tax    Pre Tax     Pre Tax
                                                                        Earnings   Earnings    Earnings
                                                                        --------   --------    ---------

                Statutory federal income tax rate                         35.0%      35.0%       34.0%
                State income tax                                           5.2        5.2         5.3
                Foreign Sales Corporation                                 (0.8)      (1.0)        0.0
                Other                                                     (3.1)      (3.3)       (1.5)
                                                                          ----       ----        ----

                                                                          36.3%      35.9%       37.8%
                                                                          ====       ====        ====


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

        7.  REVOLVING CREDIT LINE:

                The Company has renewed its agreement with its bank which provides for an unsecured line of credit in the amount of $7,000,000 with interest at the bank's prime rate. As of December 31, 1997, there were no direct borrowings under this agreement. This agreement currently expires on September 30, 1998.

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

                The Company currently leases a 25,000 square foot facility in Paramus, New Jersey which is used as its principal corporate headquarters and manufacturing plant. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $378,930, $188,302
                and $114,530, respectively. The lease on this facility includes an option for the Company to rent additional space within the complex. The lease on this space terminates in 2006 and the Company has an option to renew this lease for an additional 5 year term. In 1998, the Company has leased an additional 600 square foot facility in San Diego, California.

                The Company is also responsible for its proportionate cost of utilities, repairs, taxes and insurance. The future minimum lease payments are shown below:

                 1998                                           $   188,889
                 1999                                               200,000
                 2000                                               201,389
                 2001                                               212,500
                 Remaining five years                             1,113,895
                                                                 ----------
                                                                 $1,916,673
                                                                 ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.



        9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                The following is a summary of selected quarterly financial data (in thousands, except per share amounts).

                   1997

                                                                         QUARTER
                                                         ---------------------------------
                                                         1ST        2ND       3RD      4TH
                                                         ---        ---       ---      ---
                      NET SALES                          $7,143    $7,036    $6,762    $6,326
                      GROSS PROFIT                        5,175     5,044     4,640     4,283
                      OPERTING INCOME                     3,425     3,212     2,796     2,608
                      NET INCOME                          2,239     2,143     1,801     1,762
                      DILUTED NET INCOME PER SHARE         $.13      $.12      $.10      $.10

                   1996
                                                                         Quarter
                                                          ----------------------------------
                                                          1st       2nd       3rd       4th
                                                          ---       ---       ---       ----
                      Net sales                          $5,348    $5,031    $6,059    $6,025
                      Gross Profit                        4,023     3,557     4,625     4,420
                      Operting income                     2,830     2,369     3,182     2,888
                      Net income                          1,817     1,530     2,062     2,041
                      Diluted net income per share         $.10      $.09      $.12      $.11