Form 10-Q
period 1998-03-31
WIRELESS TELECOM GROUP INC
filed 1998-04-27
CIK 878828

                                                FORM 10-Q

                                SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                        For Quarter Ended

                                          March 31, 1998
                                        ------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from________to________


                                        Commission file number

                                                 1-11916
                                                ---------

                                        WIRELESS TELECOM GROUP, INC.
                                        ----------------------------
                        (Exact name of registrant as specified in its charter)

            New Jersey                                                   22-
2582295
-------------------------------                                        --------
-------
(State or other jurisdiction of                                       (I.R.S.
Employer
incorporation or organization)
Identification No.)

    East 64 Midland Avenue
     Paramus, New Jersey
07652
----------------------------------------
------
(Address of principal executive offices)
(Zip Code)

                                                (201) 261-8797
                        --------------------------------------------------
                        Registrant's telephone number, including area code

      -------------------------------------------------------------------------
---------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  YES  X
    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                                   17,557,298
------------------------------                               ------------------
            Class                                            Outstanding Shares
                                                             At April 17, 1998

                        WIRELESS TELECOM GROUP, INC.

                                Table of Contents



PART I.  FINANCIAL INFORMATION                                         Page(s)

     Item 1 -- Consolidated Financial Statements:

         Condensed Balance Sheets as of March 31, 1998
             (unaudited) and December 31, 1997                            3

         Condensed Statements of Operations for the Three
                 Months Ended March 31, 1998 and 1997 (unaudited)         4

         Condensed Statements of Cash Flows for the Three
                 Months Ended March 31, 1998 and 1997 (unaudited)         5

         Notes to Interim Condensed Financial Statements (unaudited)      6

     Item 2 -- Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  7 - 9

PART II. OTHER INFORMATION

         Item 1 -- Legal Proceedings                                     10

         Item 2 -- Changes in Securities                                 10

         Item 3 -- Defaults upon Senior Securities                       10

         Item 4 -- Submission of Matters to a Vote of Security Holders   10

         Item 5 -- Other Information                                     10

         Item 6 -- Exhibits and Reports on Form 8-K                      10

 Signatures                                                              11

 Exhibit 11.1                                                            12

 Exhibit 27                                                              13

                                PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                        WIRELESS TELECOM GROUP, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                - ASSETS -

                                                 MARCH 31,      DECEMBER 31,
                                                    1998            1997
                                                (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                $  6,477,694      $  7,546,625
    Accounts receivable -- net of allowance
    for doubtful accounts of $138,022 and
    $120,616, respectively                      5,980,427         4,728,640
    Inventories                                 8,465,281         8,810,230
    Prepaid expenses and other current assets     216,617           224,413
                                               -----------       -----------
TOTAL CURRENT ASSETS                           21,140,019        21,309,908

PROPERTY, PLANT AND EQUIPMENT - NET             2,292,423         2,254,829

OTHER ASSETS                                      608,299           646,317
                                                ----------       -----------
                                             $ 24,040,741      $ 24,211,054
                                               ===========       ===========

                                - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES
    Accounts payable                         $    886,600      $  1,652,601
    Accrued expenses and other current
    liabilities                                   267,535           204,818
                                                ---------         ---------
TOTAL CURRENT LIABILITIES                       1,154,135         1,857,419
                                                ---------         ---------
DEFERRED INCOME TAXES                             131,395           125,404

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
    Preferred stock, $.01 par value, 2,000,000
      shares authorized, none issued                    -                 -
    Common stock, $.01 par value, 30,000,000 shares
      authorized, 17,701,098 and 17,613,498
      shares issued, respectively                 177,011           176,135
    Additional paid-in-capital                  6,626,074         6,422,971
    Retained earnings                          16,219,935        15,896,934
    Treasury stock at cost, 145,000 shares       (267,809)         (267,809)
                                               -----------       -----------
                                               22,755,211        22,228,231
                                               -----------       -----------
                                             $ 24,040,741      $ 24,211,054
                                               ===========       ===========

The accompanying notes are an integral part of these financial statements.

                                WIRELESS TELECOM GROUP, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)

                                        For the Three Months Ended March 31,
                                        ------------------------------------
                                               1998            1997
                                             ---------      ----------
NET SALES                                  $ 6,058,887     $ 7,142,501
                                             ---------      ----------
COSTS AND EXPENSES
    Cost of sales                            2,405,377       1,967,196
    Operating expenses                       1,872,536       1,750,331
    Interest, dividend and other income        (99,909)       (105,176)
                                             ---------       ---------
TOTAL COSTS AND EXPENSES                     4,178,004       3,612,351
                                             ---------       ---------
INCOME FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                 1,880,883       3,530,150

PROVISION FOR INCOME TAXES                     680,337       1,290,870
                                             ---------       ---------
NET INCOME                                 $ 1,200,546     $ 2,239,280
                                             =========       =========

NET INCOME PER COMMON SHARE (Note 2):

     BASIC                                 $       .07     $       .13
                                             ---------       ---------
     DILUTED                               $       .07     $       .13
                                             ---------       ---------




The accompanying notes are an integral part of these financial statements.

                                        -4-

                                WIRELESS TELECOM GROUP, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                                        For the Three Months
                                                          Ended March 31,
                                                        -----------------------
                                                        1998              1997
                                                        ------           ------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $ 1,200,546    $2,239,280
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         101,695      53,241
    Deferred income taxes                                   5,991       5,991
    Provision for losses on accounts receivable            17,406       3,993

  Changes in assets and liabilities:
   (Increase) in accounts receivable                   (1,269,193)   (500,977)
   (Increase) decrease in inventories                     344,949    (796,434)
   Decrease in prepaid expenses and other assets           45,814      64,402
   Increase (decrease) in accounts payable and
   accrued expenses                                      (703,284)    229,289
                                                        ---------    ---------
       Net cash (used in)provided by operating activities(256,076)  1,298,785
                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                 (139,289)   (94,541)
    Officer's life insurance                                    -    (34,163)
                                                        ---------    --------
       Net cash (used) for investing activities          (139,289)  (128,704)
                                                        ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                       (877,545)  (871,631)
    Proceeds from exercise of stock options               203,979    170,767
                                                        ---------   --------
       Net cash (used) for financing activities          (673,566)  (700,864)
                                                        ---------   --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (1,068,931)   469,217

  Cash and cash equivalents, at beginning of year       7,546,625  8,039,128
                                                        ---------  ---------
  CASH AND CASH EQUIVALENTS, AT END OF PERIOD         $ 6,477,694  8,508,345
                                                        =========  =========
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
        Taxes                                         $   636,000 $ 1,125,000



The accompanying notes are an integral part of these financial statements.
                                        -5-

                                        WIRELESS TELECOM GROUP, INC.
                        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of operations for the three month periods ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiary WTG Foreign Sales Corporation. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein.

The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INCOME PER COMMON SHARE

Income per common share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during each period. The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Prior period earnings per share data have been restated in accordance with Statement 128.

NOTE 3 - REVOLVING CREDIT LINE

The Company has an agreement with its bank for an unsecured line of credit in the amount of $7,000,000 at the bank's prime lending rate. There are no direct borrowings currently against the line of credit. This agreement expires on September 30, 1998.

NOTE 4 - DIVIDENDS

On January 26, 1998, the Company announced the declaration of quarterly cash dividends of $.05 per share to shareholders of record on March 23, 1998. These cash dividends aggregated $877,545 and were paid by March 31, 1998. Although the Company has historically paid a cash dividend, the Company continually evaluates the appropriateness of this policy. The Company paid cash dividends aggregating $.20 per share for the year ending December 31, 1997.

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

The financial information presented herein includes:

(i) Condensed consolidated balance sheets as of March 31, 1998 and as of December 31, 1997
(ii) Condensed consolidated statements of operations for the three month periods ended March 31,1998 and 1997 and
(iii) Condensed consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997.

OPERATIONS

For the three months ended March 31, 1998 as compared to the corresponding period of the previous year, net sales decreased to $6,058,887 from $7,142,501 a decrease of $1,083,614 or 15.2%. This decrease was due to the weakness of the Asian economy resulting in a decline in sales to international and domestic customers. In addition, a decline in current demand for the Company's existing products is being experienced. This decline in current demand is due to a transition in technology as the industry focuses on test solutions for third generation phones. The Company has been aggressively pursuing the development of products for this new technology.

The Company's gross profit on net sales for the three months ended March 31, 1998 was $3,653,510 or 60.3% as compared to $5,175,305 or 72.5% for the three months ended March 31, 1997. Variations in gross profit are attributed to an increase in labor costs due to the hiring of additional personnel. The Company has increased its headcount to gain additional production capacity and to provide greater customer support for existing products. In addition, the Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company has incurred greater material costs due to the increasing complexity of the products it provides to its customers. The need to provide expanded features and greater performance to allow the Company to differentiate its products in the marketplace is the primary reason for the increase in material costs.

Operating expenses for the three months ended March 31, 1998 were $1,872,536 or 30.9% of net sales as compared to $1,750,331 or 24.5% of net sales for the three months ended March 31, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the three months ended March 31, 1998 as compared to the same period of the prior year, operating expenses increased in dollars by $122,205. Of this increase, approximately 61% is due to greater expenditures for research and development of new products. An additional 29% is attributable to greater promotional, advertising and selling efforts incurred to generate sales and to expand awareness of the Company and its products.

Interest, dividend and other income decreased by $5,267 for the three months ended March 31, 1998. This decrease was due to a lower average investment balance during 1998.

Net income decreased to $1,200,546, or $.07 per share, for the three months ended March 31, 1998 as compared to $2,239,280, or $.13 per share for the three months ended March 31, 1997. The explanation of these changes can be derived from the analysis given above of operations for the quarter ending March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $533,395 to $19,985,884 at March 31, 1998, from $19,452,489 at December 31, 1997. At March 31, 1998 the Company
had a current ratio of 18.3 to 1, and a ratio of debt to net worth of less than
 .1 to 1. At December 31, 1997 the Company had a current ratio of 11.5 to 1, and a ratio of debt to net worth of less than .1 to 1.

The Company utilized cash from operations of $256,076 for the period ending March 31, 1998. Cash provided by net income of $1,200,546 was offset by an increase in accounts receivable of $1,269,193. The increase in receivables was due primarily to timing and management believes that the collection of its receivables is still in line with the historical turn over rate of approximately two months.

In addition, the company reduced its trade payables by $703,284. These payables were settled in the normal course of business consistent with the Company's customary payment practices. The Company also realized a reduction in inventory of $344,949. This reduction in inventory is a result of balancing production requirements while maintaining manageable levels of goods on hand.

Operating activities provided $1,298,785 in cash flows for the comparable period in 1997. Cash provided from operations was primarily due to net income offset by increases in accounts receivable and inventory.

Net cash used for investing activities for the quarter ending March 31, 1998 and 1997 were $139,289 and $128,704, respectively. Capital expenditures for the Company's increasing product line and workforce were the primary use of funds. In addition, in 1997 funds were used for premiums on life insurance for certain of the Company's officers and other key employees.

Net cash used for financing activities for the quarter ending March 31, 1998 and 1997 were $673,566 and $700,864, respectively. The payment of quarterly cash dividends was the primary use of these funds. These cash outlays were partially offset by proceeds from the exercise of stock options.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


On January 26, 1998, the Company announced the declaration of quarterly cash dividends of $.05 per share payable to shareholders of record on March 23, 1998. This cash dividend aggregated $877,545 and was paid by March 31, 1998.

During 1997, the Company declared quarterly cash dividends aggregating $3,489,646 or $.20 per common share. Although the Company has historically paid a cash dividend, the Company continually evaluates the appropriateness of this policy.

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

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not applicable.

    Item 5.  OTHER INFORMATION

                 On January 26, 1998 the Company announced the declaration of a quarterly cash dividend of $.05 per share to shareholders of record on March 23, 1998. The cash dividend was paid by March 31, 1998.

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             11.1   Computation of per share earnings

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the quarterly period ended March 31, 1998.

                                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                WIRELESS TELECOM GROUP, INC.
                                                ----------------------------
                                                (Registrant)


    Date:  April 24, 1998                       /S/Dale  Sydnor
                                                ---------------------------
                                                Dale Sydnor
                                                Chairman and Chief Executive
                                                Officer



    Date:  April 24, 1998                       /S/Eugene Ferrara
                                                ---------------------------
                                                Eugene Ferrara
                                                Chief Financial Officer