Form 10-Q
period 1998-06-30
WIRELESS TELECOM GROUP INC
filed 1998-07-31
CIK 878828

                                   FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Quarter Ended

                                 June 30, 1998

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

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                                  17,557,298
           Class                                           Outstanding Shares
                                                            At July 27, 1998

                           WIRELESS TELECOM GROUP, INC.


                                Table of Contents



PART I.  FINANCIAL INFORMATION                                        Page(s)

             Item 1 -- Consolidated Financial Statements:

                   Condensed Balance Sheets as of June 30, 1998
                      (unaudited) and December 31, 1997                     3

                   Condensed Statements of Operations for the Three and Six
                       Months Ended June 30, 1998 and 1997 (unaudited)      4

                   Condensed Statements of Cash Flows for the Six
                       Months Ended June 30, 1998 and 1997 (unaudited)      5

                   Notes to Interim Condensed Financial Statements
                        (unaudited)                                         6

             Item 2 -- Management's Discussion and Analysis of Financial
                          Condition and Results of Operations            7 -9

    PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                   10

             Item 2 -- Changes in Securities                               10

             Item 3 -- Defaults upon Senior Securities                     10

             Item 4 -- Submission of Matters to a Vote of Security Holders 10

             Item 5 -- Other Information                                   10

             Item 6 -- Exhibits and Reports on Form 8-K                    10

    Signatures                                                             11

    Exhibit 11.1                                                           12

    Exhibit 27                                                             13

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                               WIRELESS TELECOM GROUP, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                    - ASSETS -


                                                   JUNE 30,   DECEMBER 31,
                                                     1998        1997
                                                 (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                  $ 8,348,315    $ 7,546,625
    Accounts receivable -- net of allowance for
      doubtful accounts of $145,587 and
      $120,616, respectively                     3,475,198      4,728,640
    Inventories                                  7,820,064      8,810,230
    Prepaid expenses and other current assets      842,976        224,413

TOTAL CURRENT ASSETS                            20,486,553     21,309,908

PROPERTY, PLANT AND EQUIPMENT - NET              2,469,353      2,254,829

OTHER ASSETS                                       608,299        646,317

                                              $ 23,564,205   $ 24,211,054


                   - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES
    Accounts payable                            $ 998,152     $ 1,652,601
    Accrued expenses and other
      current liabilities                          42,139         204,818

TOTAL CURRENT LIABILITIES                       1,040,291       1,857,419

DEFERRED INCOME TAXES                             137,386         125,404

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
    Preferred stock, $.01 par value, 2,000,000
      shares authorized, none issued                   -               -
    Common stock, $.01 par value, 30,000,000 shares
      authorized, 17,702,298 and 17,613,498
      shares issued, respectively                177,023         176,135
    Additional paid-in-capital                 6,631,061       6,422,971
    Retained earnings                         15,846,253      15,896,934
    Treasury stock at cost, 145,000 shares      (267,809)       (267,809)


                                               22,386,528     22,228,231


                                             $ 23,564,205   $ 24,211,054

The accompanying notes are an integral part of these financial statements.

                       WIRELESS TELECOM GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)

                                For the Three Months    For the Six Months
                                    Ended June 30,        Ended June 30,
                                1998          1997       1998       1997
NET SALES                  $ 3,313,701   $ 7,036,286  $9,372,588   $14,178,787

COSTS AND EXPENSES
    Cost of sales            2,314,280     1,991,994   4,719,657     3,959,190
    Operating expenses       1,669,740     1,832,556   3,542,276     3,582,887
    Interest, dividend and
      other income             (91,488)    (117,638)   (191,397)     (222,814)

TOTAL COSTS AND EXPENSES     3,892,532    3,706,912    8,070,536     7,319,263

INCOME (LOSS) BEFORE
   INCOME TAXES              (578,831)    3,329,374    1,302,052     6,859,524

PROVISION FOR INCOME TAXES   (205,149)    1,186,410      475,188     2,477,280

NET INCOME (LOSS)          $ (373,682)  $ 2,142,964 $    826,864   $ 4,382,244


NET INCOME (LOSS) PER COMMON SHARE (Note 2):

     BASIC                    $ (.02)         $ .12      $  .05         $ .25
     DILUTED                  $ (.02)         $ .12      $  .05         $ .25


The accompanying notes are an integral part of these financial statements.

                             WIRELESS TELECOM GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                       For the Six Months
                                                         Ended June 30,
                                                         1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                          $ 826,864 $ 4,382,244
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                       212,794     117,159
    Deferred income taxes                                11,982       7,189
    Provision for losses on accounts receivable          24,971       7,247

  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable         1,228,471   (263,841)
   (Increase) decrease in inventories                   990,166 (1,451,968)
   (Increase) in prepaid expenses and other assets     (580,545)   (84,225)
   Increase (decrease) in accounts payable and
     accrued expenses                                  (817,128)   243,867

        Net cash provided by operating activities     1,897,575  2,957,672


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                              (427,318)  (484,182)
    Officer's life insurance                                 -   (186,522)

        Net cash (used) for investing activities      (427,318)  (670,704)


CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                    (877,545) (1,743,166)
    Proceeds from exercise of stock options            208,978     284,432
    Acquisition of treasury stock                            -    (207,483)

        Net cash (used) for financing activities      (668,567) (1,666,217)


NET INCREASE IN CASH AND CASH EQUIVALENTS              801,690     620,751

  Cash and cash equivalents, at beginning of year    7,546,625   8,039,128

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD    $   8,348,315 $ 8,659,879

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
        Taxes                                    $  1,038,000  $ 2,360,000



The accompanying notes are an integral part of these financial statements.

                       WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of June 30, 1998 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiary WTG Foreign Sales Corporation. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Compa ny's results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference. Specific refere nce is made to this report for a description of the Company's securities and the notes to financial statements included therein.

The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 - DIVIDENDS

On January 26, 1998, the Company announced the declaration of quarterly cash dividend of $.05 per share to shareholders of record on March 23, 1998. This cash dividend aggregated $877,545 and was paid by March 31, 1998. On May 15, 1998 the Company ceased paying a quarterly cash dividend to reinvest earnings in the Company. The Company paid cash dividends aggregating $.20 per share for the year ending December 31, 1997.

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

The financial information presented herein includes:

(i)  Condensed consolidated balance sheets as of June 30, 1998 and as of
December 31, 1997   (ii) Condensed consolidated statements of operations for
the three and six month periods ended June 30, 1998 and 1997 and (iii) Condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997.

OPERATIONS

For the six months ended June 30, 1998 as compared to the corresponding period of the previous year, net sales decreased to $9,372,588 from $14,178,787 a decrease of $4,806,199 or 33.9%. For the quarter ended June 30, 1998 as compared to the corre sponding period of the previous year, net sales decreased to $3,313,701 from $7,036,286 a decrease of $3,722,585 or 52.9%.
This decrease was due to the weakness in the Asian economy, primarily Korea, resulting in a decline in sales to international and domestic customers, most notably Motorola. In addition, a decline in current demand for the Company's existing products is being experienced partially due to a transition in technology as the industry focuses on test solutions for third generation phones. The Company has been aggressively pursuing the development of products for this new technology. The Company expects that revenues and income for the remainder of 1998 will be substantially lower than the results reported for the comparable quarters in the year ending December 31, 1997.

The Company's gross profit on net sales for the six months ended June 30, 1998 was $4,652,931 or 49.6% as compared to $10,219,597 or 72.1% for the six months ended June 30, 1997. Gross profit on net sales for the quarter ended June 30, 1998 was $999,421 or 30.2% as compared to $5,044,292 or 71.7% for the three months ended June 30, 1997. Variations in gross profit are primarily attributed to lower economies of scale from the decline in revenues. Furthermore the Company has increased headcount to provide greater customer support for existing products and enhance its production capability. In addition, the Company has experienced variations in gross profit based upon the mix of product sales.

Operating expenses for the six months ended June 30, 1998 were $3,542,276 or 37.8% of net sales as compared to $3,582,887 or 25.3% of net sales for the six months ended June 30, 1997. Operating expenses for the quarter ended June 30, 1998 were $1,669,740 or 50.4% of net sales as compared to $1,832,556 or 26.0%
of net sales for the quarter ended June 30, 1997. The above increases measured as a percentage of sales are generally due to the lower revenue volume in these periods.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the three and six months ended June 30, 1998 as compared to the same periods of the prior year, operating expenses decreased in dollars by $162,816 and $40,611, respectively. The Company experienced lower advertising and selling expenses primarily attributable to a decline in sales commissions relating to the lower revenue volume. An additional dollar decline was due to a reduction in research and development expenditures primarily due to the timing of material purchases, not a reduction of research and development activities. These dollar decreases were offset by an increase in professional fees incurred as the Company examines strategic opportunities in the corporate marketplace. The Company anticipates these fees will continue to increase as it examines additional opportunities. The Company also incurred increased charges for depreciation and its reserve for customer receivables. The Company recently negotiated a lease for an additional facility and accordingly its rent expense will increase beginning in the third quarter of 1998. The Company will seek to reduce its overall rental expense by subletting a portion of its existing facility however there is no assurance that the Company will be successful in these efforts.

Interest, dividend and other income decreased by $31,417 for the six months ended June 30, 1998 and by $26,150 for the quarter ended June 30, 1998. This decrease was due to a lower average investment balance during 1998.

Net income decreased to $826,864, or $.05 per share, for the six months ended June 30, 1998 as compared to $4,382,244, or $.25 per share for the six months ended June 30, 1997. The Company incurred a net loss for the quarter ended June 30, 1998 of $373,682 or $.02 per share as compared to net income of $2,142,964 or $.12 per share for the three months ended June 30, 1997. The explanation of these changes can be derived from the analysis given above of operations for the three and six month perio ds ending June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has decreased by $6,227 to $19,446,262 at June 30, 1998, from $19,452,489 at December 31, 1997. At June 30, 1998 the Company
had a current ratio of 19.7 to 1, and a ratio of debt to net worth of less than .1 to 1. At December 31, 1997 the Company had a current ratio of 11.5 to 1, and a ratio of debt to net worth of less than .1 to 1.

The Company realized cash provided by operations of $1,897,575 for the six month period ending June 30, 1998. Cash provided by net income of $826,864, a reduction of outstanding receivables of $1,228,471 and a reduction of inventory of $990,166 was offset by an increase in prepaid expenses of $580,545 and a decrease in accounts payable of $817,128.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company also realized a reduction in inventory and continues to monitor production requirements and delivery schedules while maintaining manageable levels of goods on hand. The increase in prepaid expenses was primarily due to 1998 corporate income taxes. Trade payables were settled consistent with the Company's normal payment practices.

Operating activities provided $2,957,672 in cash flow for the comparable period in 1997. Cash provided from operations was primarily due to net income offset by an increase in inventory.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash used for investing activities for the six month periods ending June 30, 1998 and 1997 were $427,318 and $670,704, respectively. Capital expenditures for the Company's increasing product line and workforce were the primary use of funds. In addition, funds were used for premiums on life insurance for certain of the Company's officers and other key employees.

Net cash used for financing activities for the six month periods ending June 30, 1998 and 1997 were $668,567 and $1,666,217, respectively. The payment of quarterly cash dividends were the primary use of these funds. The Company also reacquired 20,000 shares of its common stock in the open market during the second quarter of 1997. These cash outlays were partially offset by proceeds from the exercise of stock options.

On January 26, 1998, the Company announced the declaration of a quarterly cash dividend of $.05 per share to shareholders of record on March 23, 1998. This cash dividend aggregated $877,545 and was paid by March 31, 1998.

On May 15, 1998 the Company ceased paying a quarterly cash dividend to instead reinvest earnings in the Company. The Company paid cash dividends aggregating $.20 per share for the year ending December 31, 1997.

The Company believes that its financial resources from working capital provided by operations and its bank line of credit are adequate to meet current requirements.

INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

OTHER

This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect, " "intend," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions.
Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the global economy, the degree and nature of competition, the risk of delay in product development and release dates and acceptance of, and demand for, the Company's products.

PART II - OTHER INFORMATION


    Item 1.  LEGAL PROCEEDINGS

                 Not applicable.

    Item 2.  CHANGES IN SECURITIES

                 Not applicable.

    Item 3.  DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual Meeting of Stockholders was held on May 15, 1998.

(b)  The following matter was voted upon and the result was as follows:

(1) The following persons were nominated by management and each was elected to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify: Franklin H. Blecher, Ph.D., Demir Eden, Dominick Scaringella, Dale Sydnor, John Wilchek. The Stockholders voted 16,815,913 shares in the affirmative and 208,374 shares withheld authority for Mr. Scaringella and Mr. Wilchek, 16,815,813 shares in the affirmative and 208,474 shares withheld authority for Mr. Sydnor, 16,816,413 shares in the affirmative and 207,874 shares withheld authority for Mr. Eden and 16,814,013 shares in the affirmative and 210,274 shares withheld authority for Dr. Blecher.

    Item 5.  OTHER INFORMATION

On May 15, 1998 the Company ceased paying a quarterly cash dividend to reinvest earnings in the Company.

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

     11.1   Computation of per share earnings

        (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed by the Registrant during the quarterly period ended June 30, 1998.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  WIRELESS TELECOM GROUP, INC.
                                                           (Registrant)

    Date:  July 30, 1998                           /S/ C.Ronald Dietrich
                                                   C. Ronald Dietrich
                                                   President



    Date:  July 30, 1998                           /S/Eugene Ferrara
                                                   Eugene Ferrara
                                                   Chief Financial Officer

















                                -11