Form 10-Q
period 1998-09-30
WIRELESS TELECOM GROUP INC
filed 1998-11-13
CIK 878828

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1993

Commission file Number     0-0000

                   The Testfile Company
(Exact name of registrant as specified in its charter.)

    Anytown, U.S.A.                    00-0000000
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

10 Main Street, Anytown, U.S.A.              00000
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(000) 000-0000

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $1 Par Value - 3,146,000 shares as of
November 10, 1993.


                 PART I. - FINANCIAL INFORMATION

                      THE TESTFILE COMPANY

           STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

              FOR THE THREE MONTHS AND NINE MONTHS

                ENDED SEPTEMBER 30, 1993 AND 1992
                           (Unaudited)


(Amounts in thousands, except per share data)
                            Three months ended  Nine months ended
                               September 30       September 30
                            __________________  _________________
                              1993      1992     1993     1992
                             ______    ______   ______   ______
Net Sales                    $  877    $  973   $3,215   $3,159

Cost of goods sold              935     1,025    3,013    2,900
                             ______    ______   ______   ______

Gross Profit(Loss)              (58)      (52)     202      259
Selling, general and
 administrative expenses        233       238      669      694
                             ______    ______   ______   ______

Operating Loss                 (291)     (290)    (467)    (435)
Interest Expense                 45        39      143      117
Other expense                     1         1        1        1
                             ______    ______   ______   ______

Net Loss                       (337)     (330)    (611)    (553)

Accumulated Deficit -
 Beginning of Period         (4,448)   (3,505)  (4,174)  (3,282)
                             _______   _______  _______  _______

Accumulated Deficit -
 End of Period               (4,785)   (3,835)  (4,785)  (3,835)



Loss per share               $ (.11)   $ (.15)  $ (.22)  $ (.28)

See Accompanying Notes to Financial Statements

                                TESTFILE COMPANY

                                 BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share data)
                               September 1993      December 1992
                               ______________      ______________

ASSETS
Current Assets
  Cash                                $   23             $   75
  Accounts receivable trade              381                481
  Inventories                          1,001                945
  Prepaid expenses                       109                137
  Other current assets                     6                  8
                                      ______             ______
Total Current Assets                   1,520              1,646
 Property, Plant and Equipment
  less accumulated depreciation of
  $5,692,700 and $5,017,700            2,811              2,590
 Deferred Costs and Other Assets           5                  7
                                      ______             ______
TOTAL ASSETS (NOTE 3)                  4,336              4,243

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
  Accounts Payable                    $  262             $  367
  Accrued Compensation                    24                 25
  Other accrued liabilities              212                202
                                      ______             ______
Total Current Liabilities                498                594

Long Term Debt                         3,800              3,750

Stockholder's Equity (Deficiency)
  Common stock par value $1 per share
   Authorized 15,000,000 shares
   Issued and outstanding -
   3,146,000 and 2,396,000 shares      3,146              2,396
  Capital in excess of par value       1,677              1,677
 Accumulated deficit                  (4,785)            (4,174)
                                      _______            _______
Total Stockholders' Equity            $   38             $ (101)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                   $4,336             $4,243

See Accompanying Notes to Financial Statements

                        TESTFILE COMPANY

                    STATEMENTS OF CASH FLOWS

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1993
                           (Unaudited)

(Amounts in thousands)
                                        1993               1992

Cash Flow From Operating Activities:
 Loss From Operations                 $ (611)            $ (553)
                                      _______            _______


Adjustments To Reconcile Net
 Income to Net Cash Provided by
 Operating Activities
  Depreciation                           337                261
 Increase (Decrease) From Changes:
  Receivables                            101                134
  Inventories                            (57)              (262)
  Prepaid Expenses                        28                (30)
  Other assets                             4                  2
  Accounts payable                      (106)               121
  Accrued compensation                    (1)                 7
  Other accrued liabilities               11                 21
                                      _______            _______
Net Cash Used In Operating Activities $ (294)            $ (299)
                                      _______            _______

Cash Flow From Investing Activities:
  Capital expenditures                $ (558)            $ (503)
Net Cash Used In
  Investing Activities                $ (558)            $ (503)

Cash Flow From Financing Activities:
  Increase in Loans Other             $  800             $1,199
  Decrease in Loans Bank                                   (485)
                                      _______            _______
Net Cash Provided From
  Financing Activities                $  800             $  714
                                      _______            _______
  Decrease in Cash                       (52)               (88)
Cash at Beginning of Year             $   75             $   89
                                      _______            _______
Cash at End of Period                 $   23             $    1

See Accompanying Notes to Financial Statements

                        TESTFILE COMPANY

                  NOTES TO FINANCIAL STATEMENTS

                       September 30, 1993


Note 1. Summary of Significant Accounting Policies

     The accompanying financial statements, which should be read in conjunction with the financial statements of Testfile Company ("the Company") included in the 1992 Annual Report filed on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

Note 2. Loss Per Share

     Computation of loss per share was based on the weighted average number of shares outstanding during such periods. These amounted to 2,754,000 shares for the nine months and 3,146,000 shares for three months ending September 30, l993 and 1,995,000 shares for nine months and 2,190,000 shares for three months ending September 30, 1992.

Note 3. Long Term Debt

     The total of loans payable to ABC Bank ("Bank") as of September 30, 1993 was $3,800,000 compared to $3,750,000 at
December 31, 1992.

     Bank provided the Company with an additional $1,000,000 capital facility for 19xx at a rate of 5%. Of this amount $800,000 was advanced to the Company as of September 30, 19xx and the remaining $200,000 was advanced to the Company as of October 00, 19xx. On May 00, 19xx Bank exchanged $750,000 of long term debt for 750,000 shares of common stock with a par value of $1.00 per share. On October 00, 19xx, Bank provided the Company an additional $750,000 credit facility for the balance of 19xx and the year 19xx. All loans made by Bank under such facilities as well as the loans payable at December 31, 19xx and which were not exchanged are due July 00, 19xx.

     All loans payable to Bank and future borrowings under any such credit facilities have been collateralized by the accounts receivable and machinery and equipment of the Company.


Note 4. Majority Stockholder

     Bank presently owns approximately 85% of the Common Stock of the Company.

     Bank is a partnership of which the Company's President is a 60% partner and a director is a 40% partner.


Note 5. Inventory

     Inventories at September 30, 1993 and December 31, 1992 consisted of the following:

                           September 30, 1993  December 31, 1992

         Finished Goods            $856,000           $738,000
          Raw Materials             145,000            207,000
                                 __________           ________
                  Total          $1,001,000           $945,000


Note 6. Subsequent Events

     A. On October 00, 19xx Bank provided the Company an additional $750,000 credit facility for the balance of 19xx and the year 19xx.

     B. Since September 30, 19xx, the Company utilized an additional $325,000 of the credit facilities provided by Bank of which $125,000 was borrowed under the October facility.

                        TESTFILE COMPANY

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                       September 30, 1993

Liquidity and Capital Resources

     The Company's working capital decreased by $30,000 in the first nine months of 1993 compared to an increase of $771,000 for the same period in 1992. The increase in working capital for the nine months ended September 30, 1992, was primarily due to the change of current loans payable to long term debt. The decrease in working capital for the nine months ended September 30, 1993 is primarily due to the decrease in accounts receivable and cash.


     The total of loans payable to Bank as of September 30, 1993, was $3,800,000 compared to $3,750,000 at December 31, 1992.

     Bank provided the Company with an additional $1,000,000 working capital facility for 19xx at rate of 5%. Of this amount, $800,000 was advanced to the Company as of September 30, 19xx and the remaining $200,000 was advanced to the Company as of October 00, 19xx. The current borrowings were utilized for capital expenditures and operations. On May 00, 19xx, Bank exchanged $750,000 of long term debt for 750,000 shares of common stock with a par value of $1.00 per share. On October 00, 19xx, Bank provided the Company an additional $750,000 credit facility for the balance of 19xx and the year 19xx. All loans made by Bank under this facility as well as the loans payable at December 31, 19xx and which were not exchanged are due July 00, 19xx.

     All loans payable to Bank and future borrowings under any such credit facilities have been collateralized by the accounts receivable and machinery and equipment of the company. The additional funds required for operations and capital expenditures were funded by long term loans from Bank.

     Bank is a partnership of which the Company's President is a 60% partner and a director is a 40% partner.

     The Company's capital expenditures in 19xx will be for additional equipment to increase and improve the Company's production capabilities and environmental improvements.


Results of Operations

     Net sales for the first nine months of 1993 were $3,215,000, an increase of $56,000, or 2% over the same period in 1992. This increase in sales was primarily achieved in the first quarter 1993. The increase in net sales for the nine month period ending September 30, 1993 was primarily due to increased sales of pharmaceutical intermediates partially offset by a decrease in Photo/Film Chemical Sales.

     The operating loss for the first nine months of 1993 increased to $467,000 compared with a loss of $435,000 for the same period in 1992. This increased operating loss was primarily a result of an increase in the cost of goods sold of $113,000 or 3.8%, without a corresponding increase in sales. The increase in cost of goods sold is primarily due to the increase in the cost of manufacturing. The operating loss for the three months ended September 30, 1993 and selling , general and administrative expenses for the three and nine months ending September 30, 1993 remained substantially unchanged from the same period in 1992.

     Interest expense for the first nine months increased $26,000 compared to the same period in 1992. Interest expense for the three months ending September 30, 1993, increased $6,000 compared to the same period in 1992. The increase in interest expense was primarily due to higher loan balances.

     Financial Accounting Standard No. 96 "Accounting for Income Taxes" which requires that no later than 19xx, companies change from the deferred method to the liability method of accounting for income taxes, has not been adopted by the Company for 19xx. Implementation of the Standard is not expected to have any material affect on the Company's financial condition or results of operations.

                   PART II - OTHER INFORMATION


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.

                        TESTFILE COMPANY

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TESTFILE COMPANY
                                   Registrant


November 10, 1993                  Sam S. Smith
Date                               Sam S. Smith
                                   Principal Financial Officer


November 10, 1993                  James J. Jones
Date                               James J. Jones
                                   Principal Executive Officer