Form 10-Q/A
period 1998-09-30
WIRELESS TELECOM GROUP INC
filed 1998-11-13
CIK 878828

                                FORM 10-Q/A

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For Quarter Ended

                             September 30, 1998

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

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                              17,557,298
                  Class                                 Outstanding Shares
                                                        At October 28, 1998

                          WIRELESS TELECOM GROUP, INC.


                              Table of Contents



PART I.  FINANCIAL INFORMATION                                         Page(s)

         Item 1 -- Consolidated Financial Statements:

              Condensed Balance Sheets as of September 30, 1998
                (unaudited) and December 31, 1997                         3

              Condensed Statements of Operations for the Three and Nine
                Months Ended September 30, 1998 and 1997 (unaudited)      4

              Condensed Statements of Cash Flows for the Nine
                Months Ended September 30, 1998 and 1997 (unaudited)      5

              Notes to Interim Condensed Financial Statements
                (unaudited)                                               6

         Item 2 -- Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 7 - 10

PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                   11

             Item 2 -- Changes in Securities                               11

             Item 3 -- Defaults upon Senior Securities                     11

             Item 4 -- Submission of Matters to a Vote of Security Holders 11

             Item 5 -- Other Information                                   11

             Item 6 -- Exhibits and Reports on Form 8-K                    11

    Signatures                                                             12

    Exhibit 11.1                                                           13

    Exhibit 27                                                             14

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                   WIRELESS TELECOM GROUP, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                            - ASSETS -

                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1998         1997
                                                     (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                       $ 8,317,713   $ 7,546,625
    Accounts receivable -- net of allowance for
      doubtful accounts of $146,288 and
      $120,616, respectively                          3,534,041     4,728,640
    Inventories                                       7,655,130     8,810,230
    Prepaid expenses and other current assets           980,777       224,413

TOTAL CURRENT ASSETS                                 20,487,661    21,309,908

PROPERTY, PLANT AND EQUIPMENT - NET                   2,868,912     2,254,829

OTHER ASSETS                                            617,360       646,317

                                                   $ 23,973,933  $ 24,211,054


                     - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES
    Accounts payable                              $  1,080,450   $ 1,652,601
    Accrued expenses and other current liabilities     496,770       204,818

TOTAL CURRENT LIABILITIES                            1,577,220     1,857,419

DEFERRED INCOME TAXES                                  145,374       125,404

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
    Preferred stock, $.01 par value, 2,000,000
      shares authorized, none issued                        -              -
    Common stock, $.01 par value, 30,000,000 shares
      authorized, 17,702,298 and 17,613,498 shares
      issued, respectively                            177,023        176,135
    Additional paid-in-capital                      6,631,061      6,422,971
    Retained earnings                              15,711,064     15,896,934
    Treasury stock at cost, 145,000 shares           (267,809)     (267,809)

                                                   22,251,339     22,228,231

                                                 $ 23,973,933   $ 24,211,054

The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                             For the Three Months    For the Nine Months
                             Ended September 30,     Ended September 30,

                              1998        1997         1998        1997
NET SALES                 $4,321,434   $6,761,626  $13,694,022 $20,940,413

COSTS AND EXPENSES
    Cost of sales          2,354,446    2,121,168    7,074,103  6,080,358
    Operating expenses     2,292,182    1,844,685    5,834,458  5,427,572
    Interest, dividend
      and other income     (112,337)    (110,848)     (303,734) (333,662)

TOTAL COSTS AND EXPENSES  4,534,291    3,855,005    12,604,827 11,174,268

INCOME (LOSS) BEFORE
   INCOME TAXES           (212,857)    2,906,621     1,089,195  9,766,145

PROVISION FOR INCOME TAXES (77,668)    1,105,874       397,520  3,583,154

NET INCOME (LOSS)        $(135,189)   $1,800,747    $  691,675 $6,182,991


NET INCOME (LOSS) PER COMMON SHARE (Note 2):

     BASIC                  $(.01)         $.10           $.04      $.35
     DILUTED                $(.01)         $.10           $.04      $.35



The accompanying notes are an integral part of these financial statements.

                       WIRELESS TELECOM GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                      For the Nine Months
                                                      Ended September 30,
                                                        1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                       $  691,675  $ 6,182,991
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     335,423      194,994
    Deferred income taxes                              19,970       67,519
    Provision for losses on accounts receivable        25,672       13,657

  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable       1,168,927   (1,192,787)
   (Increase) decrease in inventories               1,155,100   (2,234,923)
   (Increase) in prepaid expenses and other assets   (727,407)    (192,737)
   Increase (decrease) in accounts payable and
     accrued expenses                                (280,199)     567,093
        Net cash provided by operating activities   2,389,161    3,405,807


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                            (949,506)    (880,760)
    Officer's life insurance                               -     (186,522)
        Net cash (used) for investing activities    (949,506)  (1,067,282)


CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                  (877,545) (2,616,221)
    Proceeds from exercise of stock options          208,978     370,961
    Acquisition of treasury stock                          -    (207,483)
        Net cash (used) for financing activities    (668,567) (2,452,743)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS 771,088    (114,218)

  Cash and cash equivalents, at beginning of year  7,546,625    8,039,128

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD    $ 8,317,713  $ 7,924,910

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
        Taxes                                    $ 1,038,000  $ 3,555,000



The accompanying notes are an integral part of these financial statements.

                        WIRELESS TELECOM GROUP, INC.
       NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of September 30, 1998 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows f or the nine month periods ended September 30, 1998 and 1997 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and, since February 1996, its wholly-owned subsidi ary WTG Foreign Sales Corporation.

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

The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INCOME PER COMMON SHARE

Income per common share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during each period. The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Prior period earnings per share data have been restated in accordance with Sta tement 128.

NOTE 3 - REVOLVING CREDIT LINE

The Company had an agreement with its bank for an unsecured line of credit in the amount of $7,000,000 at the bank's prime lending rate. This agreement expired September 30, 1998 and there were no direct borrowings against the line of credit.

NOTE 4 - DIVIDENDS

On January 26, 1998, the Company announced the declaration of a quarterly cash dividend of $.05 per share to shareholders of record on March 23, 1998. This cash dividend aggregated $877,545 and was paid by March 31, 1998. On May 15, 1998 the Company ceased paying a quarterly cash dividend. The Company paid cash dividends aggregating $.20 per share for the year ending December 31, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc., (the "Company") develops, manufactures and markets a wide variety of electronic noise sources and test instruments for wireless telecommunications. The Company's products are used to test the performance and capability of satellite, cellular and personal (PCS) communications, radio, radar, wireless local area network (WLAN), high-definition television (HDTV) and other communications systems. To further address the needs of the ever-evolving wireless telecommunicati ons industry, the Company has been developing and marketing test instruments designed to fulfill the requirements of such customers.

The financial information presented herein includes:

(i)  Condensed consolidated balance sheets as of September 30, 1998 and as of
December 31, 1997   (ii) Condensed consolidated statements of operations for
the three and nine month periods ended September 30, 1998 and 1997 and (iii) Condensed consolid ated statements of cash flows for the nine month periods ended September 30, 1998 and 1997.

OPERATIONS

For the nine months ended September 30, 1998 as compared to the corresponding period of the previous year, net sales decreased to $13,694,022 from $20,940,413 a decrease of $7,246,391 or 34.6%. For the quarter ended September 30, 1998 as compared to the corresponding period of the previous year, net sales decreased to $4,321,434 from $6,761,626 a decrease of $2,440,192 or 36.1%. This decrease was due to the weakness in the Asian economy, primarily Korea, resulting in a decline in sales to inter national and domestic customers, most notably Motorola. In addition, a decline in current demand for the Company's existing products is being experienced partially due to a transition in technology as the industry focuses on test solutions for third generation phones. The Company has been aggressively pursuing the development of products for this new technology. The Company expects that revenues and income for the remainder of 1998 will be substantially lower than the results reported for the year ending December 31, 1997.

The Company's gross profit on net sales for the nine months ended September 30, 1998 was $6,619,919 or 48.3% as compared to $14,860,055 or 71.0% for the nine months ended September 30, 1997. Gross profit on net sales for the quarter ended September 30, 1998 was $1,966,988 or 45.5% as compared to $4,640,458 or 68.6% for the three months ended September 30, 1997. Variations in gross profit are primarily attributed to lower economies of scale from the decline in revenues. In addition, the Company has experienced variations in gross profit based upon the mix of product sales.

Operating expenses for the nine months ended September 30, 1998 were $5,834,458 or 42.6% of net sales as compared to $5,427,572 or 25.9% of net sales for the nine months ended September 30, 1997. Operating expenses for the quarter ended September 30, 1998 were $2,292,182 or 53.0% of net sales as compared to $1,844,685 or 27.3% of net sales for the quarter ended September 30, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the nine months ended September 30, 1998 as compared to the same period of the prior year, operating expenses increased in dollars by $406,886. This increase was due to several factors. The Company incurred additional professional fees to examine strategic opportunities in the corporate marketplace. Depreciation expense has also increased due to the higher level
of capital expenditures made in the last half of 1997 and during 1998.   Also,
as previously reported, additional rent expense wa s incurred due to the additional facility the Company leased beginning in July 1998. These increases were partially offset by a reduction in research and development expenditures. For the three months ended September 30, 1998 as compared to the sam e period of the prior year, operating expenses increased in dollars by $447,497. This increase was due primarily to professional fees and additional rent and depreciation expense as described above. In addition, the Company experienced higher adver tising and selling expenses as it has expanded its efforts to promote its product line. These increases were offset by a reduction in research and development expenditures.

Interest, dividend and other income decreased by $29,928 for the nine months ended September 30, 1998 and increased by $1,489 for the quarter ended September 30, 1998. The year to date decrease is primarily due to a lower average investment balance during fiscal 1998.

Net income was $691,675, or $.04 per share, for the nine months ended September 30, 1998 as compared to $6,182,991, or $.35 per share for the nine months ended September 30, 1997. The Company incurred a net loss for the quarter ended September 30, 19 98 of $135,189 or $.01 per share as compared to net income of $1,800,747 or $.10 per share for the three months ended September 30, 1997. The explanation of these changes can be derived from the analysis given above of operations for the three and ni ne month periods ending September 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has decreased by $542,048 to $18,910,441 at September 30, 1998, from $19,452,489 at December 31, 1997. At September 30, 1998 the Company had a current ratio of 13.0 to 1, and a ratio of debt to net worth of less than .1 to 1. At December 31, 1997 the Company had a current ratio of 11.5 to 1, and a ratio of debt to net worth of less than .1 to 1.

The Company realized cash provided by operations of $2,389,161 for the nine month period ending September 30, 1998. Cash provided by net income of $691,675, a reduction of outstanding receivables of $1,168,927 and a reduction of inventory of $1,155, 100 was offset by an increase in prepaid expenses of $727,407 and a decrease in accounts payable of $280,199.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating activities provided $3,405,807 in cash flow for the comparable period in 1997. Cash provided from operations was primarily due to net income offset by increases in accounts receivable and inventory.

Net cash used for investing activities for the nine month periods ending September 30, 1998 and 1997 were $949,506 and $1,067,282, respectively. Capital expenditures for the Company's increasing product line and workforce were the primary use of fund s. In addition, in 1997 funds were used for premiums on life insurance for certain of the Company's officers and other key employees.

Net cash used for financing activities for the nine month periods ending September 30, 1998 and 1997 were $668,567 and $2,452,743, respectively. The payment of quarterly cash dividends were the primary use of these funds. The Company also reacquired 20,000 shares of its common stock in the open market during the second quarter of 1997. These cash outlays were partially offset by proceeds from the exercise of stock options.

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

The Company believes that its financial resources from working capital provided by operations are adequate to meet current requirements.

IMPACT OF THE YEAR 2000 ISSUE

The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other s imilar normal business activities.

The Company had already planned on upgrading its computer software to increase operational efficiencies and information analysis and will ensure that the new systems properly utilize dates beyond December 31, 1999. The Company has selected a vendor a nd plans to begin the implementation of the new system in November 1998. This system is expected to be fully operational by July 1999. The total cost of this project, including the portion addressing the year 2000 issue, is not expected to have a m aterial effect on the operations of the Company and will be funded through operating cash flows.

The Company plans to initiate formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to address their own Year 2000 issues. Their can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted or

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

their failure to make such a conversion will not have an adverse effect on the Company's systems.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However there can be no gu arantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material delays or difficulties in implementing the project include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

The Company is currently in process of formulating contingency plans to address potential uncertainties due to the Year 2000 issue.


INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

OTHER

This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect, " "intend," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions.
Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary ma terially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the global economy, the degree and nature of competition, the risk of delay in product development and release dates and acceptance of, and demand for, the Company's products.

PART II - OTHER INFORMATION


    Item 1.  LEGAL PROCEEDINGS

                 Not applicable.

    Item 2.  CHANGES IN SECURITIES

                 Not applicable.

    Item 3.  DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

    Item 5.  OTHER INFORMATION

  Not applicable.

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

     11.1   Computation of per share earnings
     27     Financial Data Schedule

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the quarterly period ended September 30, 1998.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             WIRELESS TELECOM GROUP, INC.
                                                   (Registrant)


    Date:  October 30, 1998                     /S/Demir Richard Eden
                                                   Demir Richard Eden
                                                   President



    Date:  October 30, 1998                      /S/Eugene Ferrara
                                                    Eugene Ferrara
                                                    Chief Financial Officer