Form 10-Q/A
period 1998-09-30
WIRELESS TELECOM GROUP INC
filed 1999-01-22
CIK 878828

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10 Q/A -2

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                         Commission file number 1-11916
                                                -------

                          WIRELESS TELECOM GROUP, INC.
             (Exact name of registrant as specified in its charter)

                     New Jersey                                   22-2582295
  (State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
                   organization)

               East 64 Midland Avenue
             Paramus, New Jersey 07652                              07652
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

YES  X    NO

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

        Common Stock - Par Value $.01 Class                17,557,298
                                                        Outstanding Shares
                                                        At October 28, 1998

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

IMPACT OF THE YEAR 2000 ISSUE

The Company is in the process of assessing its information technology ("IT") and non-IT computer systems and operations to identify and determine the extent to which any such systems will be susceptible to potential malfunctions as a result of the Year 2000 ("Y2K") problem. The Y2K problem arose because many existing computer programs use only the last two digits to refer to a particular year, rather than four. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." Any of the Company's systems utilizing such last two-digit system to refer to a particular year may not recognize the year 2000; but rather, assume the year to be 1900. This could potentially result in major system failures or miscalculations, causing disruption of operations, including, but not limited to, a temporary inability to process transactions, billing and customer service or to engage in normal business activities.

The Company is currently upgrading its computer systems and operations to ensure that all such systems are, or will be prior to January 1, 2000, Y2K compliant. The Company estimates that it will incur aggregate costs of $60,000 for such upgrade, of which the Company has incurred $20,000 to date. Such costs will be borne out of the Company's general working capital funds. There can be no assurance, however, that the Company will achieve full Y2K compliance before the end of 1999 or that such costs will not increase.

In addition to assessing its own computer systems and operations, the Company is currently conducting an external review of its vendors and suppliers. However, the Company does not believe that its relationship with any one vendor or supplier is material to the extent that such party's Y2K noncompliance would have a material adverse effect on the Company's business and operations. Notwithstanding, the Company may experience problems to the extent that a large number of its suppliers or vendors are not Y2K compliant, and there can be no assurance that such problems would not have a material adverse effect on the Company.

Although the Company expects, without any assurance, that its computer systems and operations will be fully Y2K compliant by the end of 1999, the Company does not currently have any contingency plans in the event they are not, and there can be no assurance that any effective contingency plans will be developed or implemented. A failure of the Company to effectively upgrade its computer systems to become Y2K compliant before the end of 1999 could have a material adverse effect on the Company's business, financial position and results of operations. The most reasonably likely worst case scenario would be a systems failure beyond the control of the Company to remedy. Such failure could materially prevent the Company from operating its business. The Company believes that such failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WIRELESS TELECOM GROUP, INC.
                                                      (Registrant)

Date:    January 22, 1999                      /s/ Demir Richard Eden
                                                   ---------------------
                                                   Demir Richard Eden
                                                   President

Date:    January 22, 1999                      /s/ Edward Garcia
                                                   ---------------------
                                                   Edward Garcia
                                                   Chief Operating Officer