Form 10-K405
period 1998-12-31
WIRELESS TELECOM GROUP INC
filed 1999-03-31
CIK 878828

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended December 31, 1998
                          -----------------
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 1-11916

                          WIRELESS TELECOM GROUP, INC.
             (Exact name of registrant as specified in its charter)

           New Jersey                                     22-2582295
-------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


      East 64 Midland Avenue,
        Paramus, New Jersey                                  07652
---------------------------------------                    ----------
(Address of principal executive offices)                  (Zip Code)


                                 (201) 261-8797
        --------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                     on which registered
-------------------                                    ----------------------
Common Stock, par value $.01 per share                 American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      none
--------------------------------------------------------------------------------
                                (Title of Class)

                 Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

                  The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on March 15, 1999: $31,696,634


                 Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 15, 1999: 17.557,298

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

                                       N/A

                                     PART I


ITEM 1.  BUSINESS

        Wireless Telecom Group, Inc., a New Jersey corporation (the "Company"), develops, manufactures and markets a wide variety of electronic noise sources, and in addition, until March 11, 1999, test instruments for the wireless telecommunication industry. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communications systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television. On March 11, 1999, the Company consummated the sale of its wireless and satellite test equipment business ("Wireless Test Equipment Business"). See "-Recent Development."

MARKET

         Since the Company's incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products to various customers. In 1993, the Company expanded its product line to include test equipment designed specifically for use by commercial customers in wireless communications, and, as stated above, disposed of such business on March 11, 1999. Through the constant introduction of new instruments, as well as the increased demand by commercial users for pre-existing products, approximately 90% of the Company's sales in fiscal 1998 were derived from commercial applications. The remaining sales (approximately 10%) were comprised of sales made to the United States government (particularly the armed forces) and prime defense contractors.

PRODUCTS

         Noise source products are primarily used as a method of testing to determine if sophisticated communications systems are capable of receiving the information being transmitted. The widest application for the Company's noise source products are as a reference standard in test instruments which measure unwanted noise and interference in devices and components utilized in communications equipment. This is accomplished by comparing a noise source with known characteristics to the unwanted noise found in the communications system being tested. By generating a random noise signal, in combination with a live transmission signal, a noise generator simulates real world signals and allows the manufacturer to determine if its product is performing to specifications. Noise source testing is often more cost-efficient, faster and more accurate than alternative conventional methods using signal generators.

         Coupled with other electronic devices, noise generators are also an effective means of jamming, blocking and disturbing enemy radar and other communications, as well as insulating and protecting friendly communications. In the jamming mode, the Company's noise source products block out or disrupt unwanted radar and radio transmissions generally without being detected.

         The Company's noise source products are widely used in radar systems as part of built-in test equipment to continuously monitor the radar receiver. The Company has continually experienced sales growth in the area of satellite communications where the use of back-up receivers are becoming more common as the demand for communication availability and reliability is increasing. Testing by the Company's noise source products assures that the back-up receiver is always functional and ready should the communication using the first receiver fail. The Company's noise source products can test satellite communication receivers for video, telephone and data communications.

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

         The Company's products have extended useful lives but are generally recalibrated every year to ensure their accuracy. The Company provides recalibration services for a fee to its domestic and international customers and also calibrates test equipment manufactured by others. Although such services accounted for less than 5% of fiscal 1998 sales, the Company feels this area will continue to grow as more products are sold into the global marketplace.

RECENT DEVELOPMENT

         On March 11, 1999 the Company consummated the sale of all of its Wireless Test Equipment Business to Telecom Analysis Systems, Inc., a New Jersey corporation ("TAS"), for a purchase price of approximately $19 million ($2 million of which is held in escrow to secure certain obligations of the Company under the Asset Purchase Agreement) pursuant to an Asset Purchase Agreement, dated January 7, 1999, between the Company and TAS (the "Asset Purchase Agreement"). Also, pursuant to the Asset Purchase Agreement, the Company purchased TAS' products relating to single-function noise generation (the "Noise Assets"), and the Company and TAS entered into non-competition agreements with the businesses associated with the respective products purchased by each. The Company anticipates adopting and integrating the Noise Assets into the Company's on-going operations. In consideration for TAS' sale of the Noise Assets and TAS' entering into a non-compete agreement with the Company, the Company paid $2.5 million to TAS.

MARKETING AND SALES

         As of March 30, 1999, the Company's in-house marketing and sales force currently consists of three individuals. The Company attempts to promote the sale of its products to customers and manufacturers' representatives through its product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions. The Company believes that extensive advertising is a major factor in generating in-house sales.

         The Company's products are sold globally through its in-house sales people and by over thirty non-exclusive manufacturers' representatives. Generally, manufacturers' representatives do not stock inventories of the Company's products. Manufacturers' representatives accounted for an aggregate of 42% and 49% of the Company's sales for the years ended December 31, 1998 and 1997, respectively. For the years ended December 31, 1998 and 1997, one of the Company's representatives accounted for approximately 7% and 18% of sales, respectively. The Company does not believe that, although there can be no assurance, the loss of any or all of its representatives would have a material adverse affect on its business.

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

         The Company believes that educating its existing and potential customers as to the advantages and applications of its products is a vital factor in its continued success as is its commitment to rapid product introductions and timely revisions to existing products. Management believes that its products offer state-of- the-art performance combined with outstanding customer and technical support. The Company has always placed great emphasis on designing its products to be user-friendly.

CUSTOMERS

         Since its inception in 1985, the Company has sold its products to more than 1,000 customers. The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors which incorporate the Company's products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 1998, approximately 90% of sales were derived from commercial applications. The remaining sales were comprised of government and military applications.

         For fiscal 1998, no one customer accounted for more than 10% of total sales. The Company's largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse effect on its business.

         Export sales, including sales of discontinued operations, for fiscal 1998 were $6,138,000, or approximately 35% of total sales. These sales were made predominantly to customers in Asia ($3,307, 000 or 19%) and Europe ($2,658,000 or 15%). In February 1996, the Company established a Foreign Sales Corporation
(FSC). The Company receives a federal tax deduction for a portion of its export profits. See Note 4 of Notes to the Financial Statements.

RESEARCH AND DEVELOPMENT

         In fiscal 1998, the Company opened an office in San Diego, California to expand its research and development efforts. However, in connection with the Company's sale of the Wireless Test Equipment Business to TAS in March 1999, the Company has closed this office. The Company currently maintains an engineering staff (seven individuals as of March 15, 1999) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering-support personnel and were $2,348,000 and $2,468,000 for the years ended December 31, 1998 and 1997, respectively. See Note 1 of Notes to the Financial Statements.

         The Company anticipates that in light of the sale of the Wireless Test Equipment Business to TAS in March 1999, its research and development expenditures for fiscal 1999 will decrease from fiscal 1998 levels. Notwithstanding, the Company continues to consider its research and development efforts to be vital to its future business expansion and success.

COMPETITION

         The Company competes against many companies which utilize similar technology to that of the Company, some which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than the Company, including Hewlett Packard and English Electric Valve.

         The Company designs its products with special attention to making them user-friendly, and constantly re-evaluates its products for the purpose of enhancing and improving them. The Company believes that these efforts, along with its willingness to adapt its products to the particular needs of its customers and its intensive efforts in customer and technical support, are factors that add to the competitiveness of its products.

BACKLOG

         The Company's backlog of firm orders was approximately $1,600,000 at December 31, 1998, compared to $3,000,000 at December 31, 1997. It is anticipated that all of the backlog orders will be filled during the current year. The Company anticipates that its backlog will decrease as a result of the reduction in total sales due to the sale of the Wireless Test Equipment Business to TAS. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

INVENTORY, SUPPLIES AND MANUFACTURING

         The Company purchases components, devices and subassemblies from a wide variety of sources. For example, its noise source diodes, a key component in all of its noise source products, are made by third parties in accordance with the Company's designs and specifications. To date, because of its multiple sources of supply, the Company has experienced only minimal difficulties in obtaining components and materials for its manufacturing and assembly process. The Company's inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company's operations. No third party supplier accounted for more than 10% of the Company's total inventory purchases for fiscal 1998. See "-Marketing and Sales."

         The Company is not party to any formal written contract regarding the deliveries of its supplies and components. It generally purchases such items pursuant to written purchase orders of both the individual and blanket variety. Blanket purchase orders usually cover the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates. See "-Marketing and Sales."

         The Company does not manufacture nor assemble its products on a continuous mass-production basis. Instead, small lot production techniques are used. Testing of products is generally accomplished at the end of the manufacturing process and is performed in-house as are all quality control processes. The Company utilizes modern equipment for the design, engineering, manufacture, assembly and testing of its products. See "-Marketing and Sales."

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

PRODUCT LIABILITY COVERAGE

         The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability by customers and others. Claims may be asserted against the Company by end-users of any of the Company's products. The Company has maintained product liability insurance coverage since August 1991. To date, the Company has not received or encountered any formal claims for liability due to a defective or malfunctioning device made by it. However, it is possible that the Company may be subject to such claims in the future and corresponding litigation should one or more of its products fail to perform or meet certain minimum specifications.

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

EMPLOYEES

         As of March 15, 1999, the Company had 31 full-time employees, including its officers, 16 of whom are engaged in manufacturing and repair services, 6 in administration and financial control, 7 in engineering and research and development, and 2 in marketing and sales.

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

ITEM 2. PROPERTIES
        ----------

         The Company leases a 25,000 square foot facility located in Paramus, New Jersey which is currently being used as its principal corporate headquarters and manufacturing plant. The Company also leases a 44,000 square foot facility located in Mahwah, New Jersey pursuant to a lease dated July 14, 1998 and expiring in August 2013, and has an option to purchase such facility from July 1999 until July 2012 (the "Option"). In addition, in connection with the sale of the Wireless Test Equipment Business to TAS in March 1999, the Company subleased 40% of the Mahwah leased premises (excluding the warehouse area of the leased premises) to TAS for a period of six months, and granted to TAS the right to require the Company, by written notice to the Company no later than August 9, 1999, to exercise the Option and sell the Mahwah facility to TAS. Also, in 1998, the Company leased a 600 square foot facility in San Diego, California but has since terminated this lease. See "Recent Development" and Notes 8 and 10 of Notes to the Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

         On March 15, 1999, a complaint was filed in the Superior Court of the State of California for the County of Orange. The action was brought by Mr. David Day, an individual; David Day d/b/a Day Test & Measurements and Day Test & Measurements, as plaintiffs against Noise Com, Inc., a New Jersey corporation; Wireless Telecom Group, Inc., a New Jersey corporation; Telecom Analysis Systems, Inc., Bowthorpe PIC and Does 1 through 100, inclusive, as defendants. The action sets forth several causes of action, including breach of contract and fraud relating to an alleged failure of the defendants to pay full commissions allegedly owed to the plaintiff. The plaintiffs allege damages in excess of $1 million from each of the defendants. The Company believes that the damages that might be awarded to the plaintiffs in connection with this matter would not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
        -------------------------------------------------

         The Common Stock of the Company has traded on the American Stock Exchange under the name Wireless Telecom Group, Inc. (Symbol: WTT) since September 12, 1994. The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated as reported on the American Stock Exchange.



            1999 Fiscal Year                      High                        Low
            ----------------                      ----                        ---
               1st Quarter                       $2.69                       $1.50
         (through March 15, 1999)


            1998 Fiscal Year
            ----------------
               1st Quarter                       $9.63                       $5.63

               2nd Quarter                        7.88                        2.31

               3rd Quarter                        3.81                        1.44

               4th Quarter                        2.38                        1.44


            1997 Fiscal Year
            ----------------

               1st Quarter                      $13.38                       $9.38

               2nd Quarter                       11.25                        8.81

               3rd Quarter                       13.00                        9.06

               4th Quarter                         9.63                       5.75


         On March 15, 1999 the Company had approximately 434 stockholders of record.

         Quarterly dividends on the Company's Common Stock had been declared since June 1993. The table below details quarterly dividends declared for the past two years. On May 15, 1998, the Company ceased paying a quarterly dividend.

                    Quarterly Dividends/Share of Common Stock


     Fiscal Year               1st Quarter              2nd Quarter            3rd Quarter              4th Quarter
     -----------               -----------              -----------            -----------              -----------
        1998                      $.05                     $.00                   $.00                     $.00
        1997                      $.05                     $.05                   $.05                     $.05


ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

         The selected financial data presented below as of December 31, 1998, 1997, 1996, 1995 and 1994 were derived from the Company's financial statements after restatement for discontinued operations accounting (See Note 10 of Note to Financial Statements). The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, the financial statements and related notes contained elsewhere in this Form 10-K.




==================================================================================================================================
SELECTED STATEMENT OF OPERATIONS DATA:
                                                       1998               1997             1996            1995           1994
                                                       ----               ----             ----            ----           ----
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                           $6,834,815         $6,762,833      $5,843,225      $4,982,629     $4,333,081
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                    1,785,048          2,052,573       1,908,172       1,494,788      1,299,924
     before income taxes
----------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                             329,443            744,953         684,827         565,030        506,970
----------------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations                1,455,605          1,307,620       1,223,345         929,758        792,954
----------------------------------------------------------------------------------------------------------------------------------
SELECTED PER SHARE DATA(1):
---------------------------
----------------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations per                 $.08               $.07            $.07            $.05           $.05
common share - Diluted
----------------------------------------------------------------------------------------------------------------------------------
Shares used in computation of earnings per          17,548,460         17,785,882      17,735,007      17,510,538     16,672,614
share - Diluted
----------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                           $.05               $.20            $.15            $.08           $.04
SELECTED BALANCE SHEET DATA:
----------------------------
----------------------------------------------------------------------------------------------------------------------------------
Working Capital                                    $19,639,121        $19,452,489     $16,183,137     $11,650,974     $7,162,455
Total Assets                                        24,122,199         24,211,054      19,044,242      13,402,353      8,117,150
Total liabilities                                    1,282,804          1,982,823       1,444,716         953,938        467,551
Shareholders' equity                                22,839,395         22,228,231      17,599,526      12,448,415      7,649,599
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------
(1) Common share data has been adjusted to reflect the 2-for-1, 3-for-2 and 2-for-1 stock splits paid on May 28, 1996, July 18, 1995 and November 28, 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This information is presented after restatement for discontinued operations accounting (See Note 10 of Notes of Financial Statements). This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

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

RESULTS OF CONTINUING OPERATIONS
YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997
---------------------------------------------

         Net sales for the year ended December 31, 1998 were $6,834,815 as compared to $6,762,833 for 1997, an increase of $71,982 or 1.1%. This volume increase in sales was due to continued demand for the Company's existing products.

         The Company's gross profit on net sales for the year ended December 31, 1998 was $4,082,377 or 59.7% as compared to $4,122,444 or 60.9% as reported in the previous year. Variations in gross profit are attributed to an increase in labor costs due to the hiring of additional personnel to support the Company's expanding product line and other associated costs such as factory maintenance and depreciation due to its expanding work force and larger facility. In addition, the Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

         Operating expenses for the year ended December 31, 1998 were $2,701,676 or 39.5% of net sales as compared to $2,176,472 or 32.2% of net sales for the year ended December 31, 1997. For the year ended December 31, 1998 as compared to the prior year, operating expenses increased in dollars by $525,204. This increase is attributable to greater advertising, promotional and selling expenses incurred to generate sales and to expand customer awareness of the Company's products. Additional personnel, wage increases and bonuses, and rent expenses for the Company's larger facility were also a factor.

         Interest, dividend and other income increased by $297,746 for the year ended December 31, 1998. The increase was due to a larger average investment balance in 1998.

         Net income from continuing operations increased to $1,455,605 or $.08 per share on a diluted basis, for the year ended December 31, 1998 as compared to $1,307,620 or $.07 per share on a diluted basis, for the year ended December 31, 1997. The explanation of this increase can be derived from the operational analysis provided above.

RESULTS OF CONTINUING OPERATIONS
YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996
---------------------------------------------

         Net sales for the year ended December 31, 1997 were $6,762,833 as compared to $5,843,225 for 1996, an increase of $919,608 or 15.7%. This volume increase was the result of the continued growth of commercial applications of the Company's products.

         The Company's gross profit on net sales for the year ended December 31, 1997 was $4,122,444 or 60.9% as compared to $3,770,032 or 64.5% as reported in the previous year. The Company rigidly monitors costs associated with material acquisition, manufacturing and production. Gross profit margins can vary based upon the mix of product sales.

         Operating expenses for the year ended December 31, 1997 were $2,176,472 or 32.2% of net sales as compared to $1,953,599 or 33.4% of net sales for the year ended December 31, 1996. For the year ended December 31, 1997 as compared to prior year, operating expenses increased in dollars by $222,873. Approximately 25% of this increase is attributable to greater advertising, promotional and selling expenses incurred to generate sales and to expand customer awareness of the Company's wireless telecommunications instruments. An additional 47% of this increase is due to increased expenditures for research and development of new products. Bonuses, increased salaries and additional personnel accounted for 8% of the increase in dollars for 1997. Operating expenses when viewed as a percentage of net sales have declined by 1.2% due to the fixed nature of many of these costs and the economies of scale resulting from the increase in sales volume.

         Interest, dividend and other income increased by $14,862 for the year ended December 31, 1997. The increase was due to a larger investment balance during 1997.

         Net income from continuing operations increased to $1,307,620 or $.07 per share on a diluted basis, for the year ended December 31, 1997 as compared to $1,223,345 or $.07 per share on a diluted basis, for the year ended December 31, 1996. The explanation of this increase can be derived from the operational analysis provided above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital has increased by $186,632 to $19,639,121 at December 31, 1998, from $19,452,489 at December 31, 1997. At December 31, 1998, the Company had a current ratio of 21.1 to 1, and a ratio of debt to net worth of less than .1 to 1. At December 31, 1997, the Company had a current ratio of 11.5 to 1, and a ratio of debt to net worth of less than .1 to 1.

         Net cash provided from operations has allowed the Company to meet its liquidity requirements, research and development activities and capital expenditures. Operating activities provided $3,213,069 in cash for the year ending December 31, 1998 compared to $4,556,733 and $5,255,044 in cash flows for the years ending December 31, 1997 and 1996, respectively. Cash provided by operations was primarily due to net income and decreases in accounts receivable and inventory.

         The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

         Due to the sale of the Wireless Test Equipment Business line, the volume of items and accordingly the total dollar value of inventory has decreased. Inventory is being monitored to balance anticipated production requirements while maintaining manageable levels of goods on hand.

         Net cash used for investing activities were $1,059,403, $1,733,068 and $756,435 for the years ending December 31, 1998, 1997 and 1996, respectively. Capital expenditures for the new leased facilities in Mahwah were the primary use of funds. From 1996 to 1997, capital expenditures for machinery and equipment were the primary use of funds.

         Net cash used for financing activities were $668,567, $3,316,168 and $2,299,346 for the years ending December 31, 1998, 1997 and 1996, respectively. The payment of quarterly cash dividends were the primary use of these funds in 1997 and 1996. The Company also reacquired 20,000 shares of its common stock in the open market during the second quarter of 1997. These cash outlays were partially offset by proceeds from the exercise of stock options.

         The Company entered into an agreement with its bank which provides for an unsecured line of credit in the amount of $7,000,000 at the bank's prime lending rate. The line of credit agreement expired on September 30, 1998 and was not renewed by the bank.

         On January 26, 1998, the Company announced the declaration of a quarterly cash dividend of $.05 per share to shareholders of record on March 23, 1998. This cash dividend aggregated $877,545 and was paid on March 31, 1998. On May 15, 1998 the Company ceased paying a quarterly cash dividend.

         For details of dividends paid in the years ended December 31, 1998 and 1997 refer to Item 5. The Company does not currently anticipate paying cash dividends.

         The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs.

IMPACT OF THE YEAR 2000 ISSUE

         The Company is in the process of assessing its information technology ("IT") and non-IT computer systems and operations to identify and determine the extent to which any such systems will be susceptible to potential malfunctions as a result of the Year 2000 ("Y2K") problem. The Y2K problem arose because many existing computer programs use only the last two digits to refer to a particular year, rather than four. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". Any of the Company's systems utilizing such last two-digit system to refer to a particular year may not recognize the year 2000; but rather, assume the year to be 1900. This could potentially result in major system failures or miscalculations, causing disruption of operations, including, but not limited to, a temporary inability to process transactions, billing and customer service or to engage in normal business activities.

         The Company is currently upgrading its computer systems and operations to ensure that all such systems are, or will be prior to January 1, 2000, Y2K compliant. The Company estimates that it will incur aggregate costs of $60,000 for such upgrade, of which the Company has incurred $29,000 to date. Such costs will be borne out of the Company's general working capital funds. There can be no assurance, however, that the Company will achieve full Y2K compliance before the end of 1999 or that such costs will not increase.

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

         Although the Company anticipates, although there can be no assurance, that its computer systems and operations will be fully Y2K compliant by the end of 1999, the Company does not currently have any contingency plans in the event such systems and operations are not, and there can be no assurance that any effective contingency plans will be developed or implemented. A failure of the Company to effectively upgrade its computer systems to become Y2K compliant before the end of 1999 could have a material adverse effect on the Company's business, financial position and results of operations. The most reasonably likely worst case scenario would be a systems failure beyond the control of the Company from operating its business. The Company believes that such failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

INFLATION AND SEASONALITY

         The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The response to this item is submitted in a separate section of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

                 Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The current directors and executive officers of the Company are as follows:


Name                                   Age             Position
----                                   ---             --------
Edward Garcia (1)(2)(3)                34              Chairman of the Board, Chief Executive
                                                       Officer and President

Henry L. Bachman                       69              Director

John Wilchek (1)(4)                    58              Director

Demir Richard Eden (3)(4)              59              Director

Franklin H. Blecher                    70              Director

-----------------------------
(1)     Member of Stock Option Committee
(2)     Trustee for Profit Sharing Plan
(3)     Member of Compensation Committee
(4)     Member of Audit Committee

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

                 Edward Garcia has served as Chairman of the Board, Chief Executive Officer and President of the Company since January 1999. Prior to becoming Chairman of the Board, Chief Executive Officer and President,
Mr. Garcia had served as Vice President of Operations since October 1995 and Executive Vice President and Chief Operating Officer since August 1996.
Mr. Garcia joined the Company in 1990 and has served in various positions, including sales manager and Chief Engineer.

                 Henry L. Bachman became a director of the Company in January 1999 and has a 48 year career in the electronics industry. From 1951 to 1996, Mr. Bachman served as Vice President of Hazeltine, a subsidiary of Marconi Aerospace Systems Inc., Advanced Systems Division, on a full-time basis and currently provides consulting services to them on a part-time basis. Mr. Bachman was President of The Institute of Electrical and Electronics Engineers (IEEE). Mr. Bachman has a bachelor's degree and MS degree from Polytechnic University as well as completed the Advanced Management Program at Harvard Sloan School of Management.

                 John Wilchek became a director of the Company in May 1993. He was the founder, President, CEO and Chairman of Zenith Knitting Mills until his retirement in 1991.

                 Demir Richard Eden, became a director of the Company in May 1993 and served as President of the Company from October 1998 to January 1999. Mr. Eden has also served as President, CEO and the Chairman of Intra Computer, Inc., a manufacturing and engineering consulting company, since its founding in 1979. Mr. Eden has a Master of Science degree in Electronics and Business Administration from Istanbul Technical University as well as an MS in Computer Science from New York Polytechnic University.

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


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------


                             EXECUTIVE COMPENSATION

                 The following table sets forth, for the years ended December 31, 1998, 1997 and 1996, the annual and long-term compensation for the Company's chief executive officer and its most highly compensated executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1998 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE


                                                                                            LONG TERM
                                                       ANNUAL COMPENSATION                COMPENSATION
                                                       -------------------                   AWARDS
                                                                                           -----------
         NAME AND                                                                                                ALL OTHER
    PRINCIPAL POSITION               YEAR       SALARY          BONUS      OTHER             OPTIONS         COMPENSATION (1)
    ------------------               ----       ------          -----      -----             -------         ----------------
Edward Garcia
-Chairman of the Board, CEO
and President (3)                   1998        $128,376              -         -             75,000                 $7,947

                                    1997        $125,185        $20,000         -             25,000 (7)             $7,802

                                    1996        $102,692        $15,000         -             20,000                 $7,702
Dale Sydnor
-Chairman of the Board, CEO
and President (no longer
affiliated with the Company) (2)    1998        $232,692              -         -            110,000                 $8,405

                                    1997        $235,577        $50,000         -             40,000 (7)             $8,375

                                    1996        $181,731              -         -             40,000                 $7,900

Eugene Ferrara
--Exec. Vice President, Chief
Financial Officer (no longer an
officer or director of Company)
(4)                                 1998        $118,604              -   $60,000 (5)         75,000                 $7,946

                                    1997        $114,921        $20,000         -             25,000 (7)             $6,346

                                    1996         $96,346        $15,000         -             20,000                 $5,401
Inho Alex Kim
--Vice President -Business
Development (no longer affiliated
with the Company)(6)                1998        $108,437              -         -             75,000                 $2,500

                                    1997         $95,387         $5,000         -             45,000 (2)               $475

                                    1996         $78,095         $3,000         -              4,000                      -

------------------------
(1) Includes the total estimated value for the use of an automobile of $1,470, $1,420 and $1,320 for fiscal years ended December 31, 1998, 1997 and 1996, respectively, for Mr. Garcia and $1,370 in 1998, $1,320 and $850 for fiscal years ended December 31, 1998, 1997 and 1996, respectively, for Mr. Ferrara. Also includes the total premiums paid on split-dollar life insurance for Messrs. Sydnor, Garcia, and Ferrara and the matching contribution to the Wireless Telecom Group 401(k) Profit Sharing Plan.

(2) Mr. Sydnor served as President of the Company from July 1995 to March 1998, Chief Executive Officer from May 1996 to January 1999 and Chairman of the Board from May 1997 to January 1999. Mr. Sydnor is no longer affiliated with the Company.

(3) Mr. Garcia currently serves as the Company's Chief Executive Officer, Chairman of the Board and President and has done so since January 1999. From October 1995 to August 1996, Mr. Garcia served as the Company's Vice President of Operations, and from August 1996 to January 1999 as Vice President and since August 1996 as Chief Operating Officer. See "Item 10. Directors and Executive Officers of the Registrant."

(4) Mr. Ferrara served as the Chief Financial Officer of the Company from August 1994 to January 1999. Mr. Ferrara is no longer an officer or director of the Company.

(5)     Severance payment paid by the Company to Mr. Ferrara.

(6) Mr. Kim served as Vice President of Business Development until March 1999. Mr. Kim is no an officer or director of the Company.

(7) These options were repriced on June 15, 1998. See "Report on Repricing of Options" and "10-Year Option Repricings" chart.

                       OPTION GRANTS IN FISCAL YEAR 1998*
                       -----------------------------------

                                                  Individual Grants
             -----------------------------------------------------------------------------------
                                                  Percent Of
                                 Number of      Total Options                                       Potential Realizable Value At
                                 Securities       Granted To                                        Assumed Annual Rates Of Stock
                                 Underlying      Employees In      Exercise Of                    Price Appreciation For Option Term
                                Option/SARs      Fiscal Year       Base Price         Expiration  ----------------------------------
             Name               Granted (#)          1998            ($/Sh)              Date              5% ($)        10% ($)
             ----               -----------          ----            ------              ----            ------         -------
Edward Garcia
-Chairman of the Board,
CEO and President                  75,000            6.9%             $2.63             6/14/08         $123,814       $313,768

Dale Sydnor
-Chairman of the Board,
CEO and President (no
longer affiliated with the
Company)                          110,000           10.2%             $2.63             6/14/08         $181,593       $460,193

Eugene Ferrara
-Exec. Vice President,
Chief Financial Officer
(no longer an officer or
director of the Company)           75,000            6.9%             $2.63             6/14/08         $123,814       $313,768

Inho Alex Kim                      75,000            6.9%             $2.63             6/14/08         $123,814       $313,768
-Vice President of
Business Development
(no longer affiliated with
the Company)

-----------------------------------
* See "-Report on Repricing of Options" and "-10-Year Option Repricings" chart.

                        AGGREGATE OPTION EXERCISES IN THE
                 YEAR ENDED DECEMBER 31, 1998 AND OPTION VALUES
                 -----------------------------------------------

                                                                                                            Value of Unexercised
                                                             Number of Unexercised Options                 In-the-Money Options at
                                                                 at Fiscal Year End (2)                      Fiscal Year End (3)
                                                             -----------------------------                 ------------------------
                               Shares
                              Acquired           Value
            Name             on Exercise      Realized (1)      Exercisable      Unexercisable     Exercisable         Unexercisable
            ----             -----------      -----------       -----------      -------------     -----------         -------------
Edward Garcia
-Chairman, CEO and
President                        -                  -              35,000          105,000             -                    -

Dale Sydnor
-Chairman, CEO and
President (no longer
affiliated with the
Company)                         -                  -              61,000          164,000             -                    -

Eugene Ferrara
-Exec. Vice President,
Chief Financial
Officer (no longer an
officer or director of
the Company)                     -                  -              32,600          105,000             -                    -

Inho Alex Kim                    -                  -               9,000           79,800             -                    -
-Vice President of
Business Development
(no longer affiliated
with the Company)

------------------------
(1) Some options have been cancelled and reissued in June 1998. See "Report on Repricing of Options" and "10-year Option Repricings" chart.
(2) Based upon the closing market price of the Company's Common Stock ($1.875 per share) on December 31, 1998.

(3) Based the aggregate value realized upon the date of exercise.

                         REPORT ON REPRICING OF OPTIONS
                         ------------------------------

                  On June 15, 1998, the Company cancelled options granted to (i) Mr. Dale Sydnor, the Company's then Chairman and Chief Executive Officer, on May 28, 1995 and October 27, 1997 to purchase 50,000 and 40,000 shares of the Company's Common Stock, respectively, at exercise prices equal to $8.25 and $7.38 per share, respectively, in consideration for options to purchase 110,000 shares of the Company's Common Stock at an exercise price equal to $2.63 per share of Common Stock, (ii) Mr. Edward Garcia, the Company's then Vice President and Chief Operating Officer, on May 28, 1995 and October 27, 1997 to purchase 30,000 and 25,000 shares of the Company's Common Stock, respectively, at exercise prices equal to $8.25 and $7.38 per share, respectively, in consideration for options to purchase 75,000 shares of the Company's Common Stock at an exercise price equal to $2.63 per share of Common Stock, (iii) Mr. Eugene Ferrara, the Company's then Chief Financial Officer, on May 28, 1995 and October 27, 1997 to purchase 30,000 and 25,000 shares of the Company's Common Stock, respectively, at exercise prices equal to $8.25 and $7.38 per share, respectively, in consideration for options to purchase 75,000 shares of the Company's Common Stock at an exercise price equal to $2.63 per share of Common Stock and (iv) Mr. Inho Alex Kim, the Company's then Vice President of Business Development, on January 24, 1997 and October 27, 1997 to purchase 20,000 and 25,000 shares of the Company's Common Stock, respectively, at exercise prices equal to $11.63 and $7.38 per share, respectively, in consideration for options to purchase 75,000 shares of the

Company's Common Stock at an exercise price equal to $2.63 per share of Common Stock. The Company, upon the recommendation of the Compensation Committee, cancelled and reissued (i.e., repriced) such executive officer's stock options due to the sustained lower price levels at which the Company's Common Stock had been trading on the American Stock Exchange (Symbol: WTT) and the Company's continued interest in, and philosophy of, utilizing stock options as a means of retaining and providing talented personnel with an added incentive for their efforts and ingenuity.

Members of the Compensation Committee
--Edward Garcia
  Demir Richard Eden

                                                 10-YEAR OPTION REPRICINGS

                                    Number of                                                               Length of
                                    Securities                                                              Original
                                    Underlying        Market Price      Exercise                            Term
                                    Options           of Stock At       Price At                            Remaining
                                    Repriced or       Time of           Time of                             At Date Of
                                    Amended           Repricing or      Repricing or      New Exercise      Repricing or
Name                   Date         (1)(2)            Amendment         Amendment         Price             Amendment
----                   ----         ------            ---------         ---------         -----             ---------
Edward Garcia
-Chairman, CEO
and President          6/15/98      30,000            $2.63             $8.25             $2.63             7.2 years

                       6/15/98      25,000            $2.63             $7.38             $2.63             9.3 years

Dale Sydnor
-Chairman, CEO
and President (no
longer affiliated
with the
Company)               6/15/98      50,000            $2.63             $8.25             $2.63             7.2 years

                       6/15/98      40,000            $2.63             $7.38             $2.63             9.3 years

Eugene Ferrara
-Exec. Vice
President, CFO
(no longer an
officer or director
of the Company)        6/15/98      30,000            $2.63             $8.25             $2.63             7.2 years

                       6/15/98      25,000            $2.63             $7.38             $2.63             9.3 years

Inho Alex Kim
-Vice President of
Business
Development (no
longer affiliated
with the
Company)               6/15/98      20,000            $2.63             $11.63            $2.63             8.5 years

                       6/15/98      25,000            $2.63             $7.38             $2.63             9.3 years


------------------------
(1) The Company cancelled Mr. Sydnor's options in exchange for options to purchase 110,000 shares of Common Stock of the Company at an exercise price of $2.63 per share of Common Stock expiring June 15, 2008.

(2) The Company cancelled each of Messrs. Garcia's, Ferrara's and Kim's options in exchange for options to each to purchase 75,000 shares of Common Stock of the Company at an exercise price of $2.63 per share of Common Stock expiring June 15, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
         -----------------------------------------

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding the Company's Common Stock owned as of March 24, 1999 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and named executive officer, and (iii) all officers and directors as a group. Except as otherwise set forth below, the address of each such person is c/o Wireless Telecom Group, Inc., E. 64 Midland Avenue, Paramus, New Jersey, 07652.


                                                      AMOUNT AND NATURE OF                          PERCENTAGE
              NAMES AND ADDRESSES                   BENEFICIAL OWNERSHIP (1)                         OWNED(2)
              -------------------                   ------------------------                         --------

Edward Garcia (3)                                                      78,000                              *

Demir Richard Eden                                                     25,000                              *
120-10 Audley Street
Kew Gardens, NY

John Wilchek                                                           12,000                              *
211 Mohican Lane
Franklin Lakes, NJ

Franklin H. Blecher                                                     2,500                              *
6039 Collins Ave.
Miami Beach, FL

Henry Bachman                                                               -                             --
5 Brandy Road
Cold Spring Harbor, NY

All officers and directors                                            117,500                              *
as a group (5 persons) (3)

FMR Corp (4)                                                        1,755,700                             10.0%
82 Devonshire Street
Boston, MA 02109

---------------------------
*  Less than one percent.

(1) Except as otherwise set forth in the footnotes below, all shares are beneficially owned, and the sole voting and investment power is held by the persons named.
(2)   Based upon 17,557,298 shares of Common Stock outstanding as of March 24,
      1999.
(3) Includes 48,000 shares of Common Stock subject to options exercisable within 60 days of March 24, 1999. Excludes an aggregate of 92,000 shares of Common Stock subject to options which are not exercisable within 60 days of March 24, 1999.
(4) Based on information set forth in Form 13-G dated February 1, 1999, filed with the Securities and Exchange Commission.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      (1)     Report of Independent Auditors

                 Consolidated Balance Sheets as of December 31, 1998 and 1997
                 Consolidated Statements of Operations for the Three Years in
                          the Period ended December 31, 1998

                 Consolidated Statements of Changes in Shareholders' Equity
                          for the Three Years in the Period ended December 31,
                          1998

                 Consolidated Statements of Cash Flows for the Three Years
                          in the Period ended December 31, 1998

                 Notes to Consolidated Financial Statements

         (2)     Financial Statement Schedules

                 All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.


(3)         Exhibits

3.1         Certificate of Incorporation, as amended (1)

3.2         Amended and Restated By-laws (1)

3.3         Amendment to the Certificate of Incorporation (3)

3.4         Amendment to the Certificate of Incorporation (4)

4.2         Form of Stock Certificate (1)

10.3        Summary Plan Description of Profit Sharing Plan of the Registrant (1)

10.4        Incentive Stock Option Plan of the Registrant and related agreement (1)

10.4a       Amendment to Registrant's Incentive Stock Option Plan and related agreement (4)

10.7        Form of Manufacturers Representative Agreement (1)

10.11       Credit Agreement with Chemical Bank dated August 10, 1992 (2)

10.11a      Amendment to Credit Agreement with Chemical Bank (4)

10.11b      Amendment to Credit Agreement with Chase Manhattan Bank (5)

10.11c      Amendment to Credit Agreement with Chase Manhattan Bank (6)

10.12       Lease between the Company and Paramus Parkway Building Associates (5)

10.13       Lease, July 14, 1998, between the Company and Panorama Park, Inc., as amended

10.14       Asset Purchase Agreement, dated as of January 7, 1999, between the Company and Telecom
            Analysis Systems, Inc.(7)

10.15       Non-Competition Agreement, dated March 11, 1999, between the Company and Telecom
            Analysis Group, Inc. relating to the Test Equipment Assets (7)

10.16       Non-Competition Agreement, dated March 11, 1999, between the Company and Telecom
            Analysis Group, Inc. relating to the Nosie Assets (7)

11.1        Computation of Per Share Earnings

23.1        Consent of Independent Auditors  (Lazar Levine & Felix LLP)
27.1        Financial Data Schedule (EDGAR version only)

------------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1992 and incorporated by reference herein.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1996 and incorporated by reference herein.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1997 and incorporated by reference herein.

(7)  Filed as an exhibit to the Company's Current Report on Form 8-K, dated
     March 11, 1999, filed with the Securities and Commission on March 26, 1999.

(b)  Reports on Form 8-K -- None
(c)  See Item 14(a)(3), above.
(d)  See Item 14(a)(2), above.

                                      -24-

                               S I G N A T U R E S

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WIRELESS TELECOM GROUP, INC.

Date: March 24, 1999                 By:   /s/ Edward Garcia
                                           -------------------------------------
                                           Edward Garcia, Chairman of the Board,
                                             Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Name                                   Title                         Date
              ----                                   -----                         ----

/s/ Edward Garcia
----------------------------------     Chairman of the Board,                March 24, 1999
Edward Garcia                          Chief Executive Officer

                                       Director
----------------------------------
John Wilchek

/s/ Demir Richard Eden                 Director                              March 24, 1999
----------------------------------
Demir Richard Eden

/s/ Franklin H. Blecher                Director                              March 24, 1999
----------------------------------
Franklin H. Blecher

----------------------------------
 Henry L. Bachman                      Director

Exhibits

10.13 Lease, July 14, 1998, between the Company and Panorama Park, Inc., as amended

11.1    Computation of Per Share Earnings

23.1    Consent of Independent Auditors  (Lazar Levine & Felix LLP)

27.1    Financial Data Schedule (EDGAR version only)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group

                                                                                    Page(s)
                                                                                   --------
Independent Auditors' Report                                                        F - 2
Consolidated Financial Statements:
      Balance Sheets as of December 31, 1998 and 1997                               F - 3
      Statements of Operations for the Three Years in the Period
          Ended December 31, 1998                                                   F - 4

      Statement of Changes in Shareholders' Equity for the Three
          Years in the Period Ended December 31, 1998                               F - 5

      Statements of Cash Flows for the Three Years in the Period
          Ended December 31, 1998                                                   F - 6

Notes to Consolidated Financial Statements                                          F - 7


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                      LAZAR LEVINE & FELIX LLP



New York, New York
February 9, 1999

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.


                                   - ASSETS -

                                                                                                 December 31,
                                                                                          -----------------------
                                                                                             1998           1997
                                                                                             ----           ----
CURRENT ASSETS:
   Cash and cash equivalents                                                           $  9,031,724     $  7,546,625
   Accounts receivable - net of allowance for doubtful accounts of
      $134,013 and $120,616 for 1998 and 1997, respectively                               2,611,953        4,728,640
   Inventories (Note 1)                                                                   7,862,143        8,810,230
   Prepaid expenses and other current assets                                              1,109,495          224,413
                                                                                      -------------   --------------

TOTAL CURRENT ASSETS                                                                     20,615,315       21,309,908

PROPERTY, PLANT AND EQUIPMENT - NET (NOTES 1 AND 2)                                       2,875,426        2,254,829

OTHER ASSETS                                                                                631,458          646,317
                                                                                     --------------   --------------

                                                                                        $24,122,199      $24,211,054
                                                                                     ==============   ==============
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:

   Accounts payable                                                                   $     780,410     $  1,652,601
   Accrued expenses and other current liabilities                                           195,784          204,818
                                                                                     --------------   --------------

TOTAL CURRENT LIABILITIES                                                                   976,194        1,857,419
                                                                                     --------------    -------------

DEFERRED INCOME TAXES (NOTES 1 AND 6)                                                       306,610          125,404
                                                                                     --------------   --------------

COMMITMENTS AND CONTINGENCIES (NOTES 4, 5, 7 AND 8)

SHAREHOLDERS' EQUITY (NOTE 3):

   Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                 -                -
   Common stock, $.01 par value, 30,000,000 shares authorized,
      17,702,298 and 17,613,498 shares issued for 1998 and 1997, respectively               177,023          176,135
   Additional paid-in capital                                                             6,631,061        6,422,971
   Retained earnings                                                                     16,299,120       15,896,934
   Treasury stock, at cost - 145,000 shares                                                (267,809)        (267,809)
                                                                                       ------------     ------------
                                                                                         22,839,395       22,228,231
                                                                                       ------------     ------------
                                                                                        $24,122,199      $24,211,054
                                                                                       ============     ============

   The accompanying notes are an integral part of these financial statements.

                                      F-3








CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.


                                                                                  For the Year Ended December 31,
                                                                               ----------------------------------
                                                                                  1998             1997             1996
                                                                               ----------       ----------       ----------

NET SALES (NOTES 4 AND 10)                                                     $6,834,815       $6,762,833       $5,843,225
                                                                               ----------       ----------       ----------
COSTS AND EXPENSES:
   Cost of sales                                                                2,752,438        2,640,389        2,073,193
   Operating expenses (Note 1)                                                  2,701,676        2,176,472        1,953,599
   Interest, dividends and other income                                          (404,347)        (106,601)         (91,739)
                                                                               ----------     ------------    -------------

TOTAL COSTS AND EXPENSES                                                        5,049,767        4,710,260        3,935,053
                                                                               ----------      -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                        1,785,048        2,052,573        1,908,172

   Provision for income taxes (Notes 1 and 6)                                     329,443          744,953          684,827
                                                                               ----------     ------------     ------------

INCOME FROM CONTINUING OPERATIONS                                               1,455,605        1,307,620        1,223,345

DISCONTINUED OPERATIONS:
   (Loss) income from operations of a product division to be disposed of - net of income taxes of ($39,805), $3,781,247
      and $3,485,927 for 1998, 1997 and 1996, respectively (Note 10)             (175,874)       6,637,253        6,227,112
                                                                               ----------      -----------      -----------
NET INCOME                                                                     $1,279,731       $7,944,873       $7,450,457
                                                                               ==========       ==========       ==========
NET INCOME PER COMMON SHARE  - BASIC (NOTE 1)
   Continuing operations                                                            $0.08            $0.07            $0.08
   Discontinued operations                                                          (0.01)            0.39             0.35
                                                                                   ------           ------           ------
                                                                                    $0.07            $0.46            $0.43
                                                                                    =====            =====            =====
NET INCOME PER COMMON SHARE - DILUTED (NOTE 1)
   Continuing operations                                                            $0.08            $0.07            $0.07
   Discontinued operations                                                          (0.01)            0.38             0.35
                                                                                    -----           ------           ------
                                                                                    $0.07            $0.45            $0.42
                                                                                    =====            =====            =====
CASH DIVIDENDS PER COMMON SHARE (NOTE 3)                                            $0.05            $0.20            $0.15
                                                                                    =====            =====            =====



   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.


                                                                 Additional                       Treasury
                                                      Common      Paid-in         Retained         Stock
                                                      Stock       Capital         Earnings        at Cost         Total
                                                      -----       -------         --------        -------         -----
Balance at December 31, 1995                       $  87,138     $5,833,138     $ 6,593,465      $ (65,326)     $12,448,415

Dividends - $.15 per share (Note 3)                  -              -            (2,602,215)        -            (2,602,215)

Two-for-one common stock split (Note 3)               87,137        (87,137)        -                -               -

Exercise of stock options (Note 3)                       754        298,781         -                3,334          302,869

Net income                                           -                -           7,450,457        -              7,450,457
                                                   ----------    ------------   -----------     ----------      -----------

Balance at December 31, 1996                         175,029      6,044,782      11,441,707        (61,992)      17,599,526

Dividends - $.20 per share (Note 3)                  -               -           (3,489,646)        -            (3,489,646)

Purchase of treasury stock                           -               -              -             (207,483)        (207,483)

Exercise of stock options (Note 3)                     1,106        378,189         -                1,666          380,961

Net income                                           -                -           7,944,873        -              7,944,873
                                                   ----------    ------------   -----------     ----------      -----------

Balance at December 31, 1997                         176,135      6,422,971      15,896,934       (267,809)      22,228,231

DIVIDENDS - $.05 PER SHARE (NOTE 3)                  -              -              (877,545)       -               (877,545)

EXERCISE OF STOCK OPTIONS (NOTE 3)                       888        208,090          -              -               208,978

NET INCOME                                           -                 -          1,279,731           -           1,279,731
                                                   ---------     ------------   -----------     ----------      -----------

BALANCE AT DECEMBER 31, 1998                        $177,023     $6,631,061     $16,299,120      $(267,809)     $22,839,395
                                                   =========     ==========     ===========      =========      ===========



   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                                                                     For the Year Ended December 31,
                                                                            -----------------------------------------------
                                                                                1998             1997            1996
                                                                            -------------     ------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                $  1,279,731     $  7,944,873     $  7,450,457
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                             468,725          291,386          169,053
        Deferred income taxes                                                     181,206           60,329           14,379
        Provision for losses on accounts receivable                                13,397           45,909           39,097
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                2,103,290         (522,434)        (927,023)
      (Increase) decrease in inventory                                            948,087       (3,811,655)      (2,224,650)
      Increase (decrease) in prepaid expenses and other current assets           (900,142)          70,547          257,332
      Increase (decrease) in accounts payable and accrued expenses               (881,225)         477,778          476,399
                                                                             ------------    -------------     ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                               3,213,069        4,556,733        5,255,044
                                                                             ------------    -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (1,089,322)      (1,523,529)        (616,590)
   Officers' life insurance                                                        29,919         (209,539)        (139,845)
                                                                             ------------    -------------     ------------
        NET CASH USED FOR INVESTING ACTIVITIES                                 (1,059,403)      (1,733,068)        (756,435)
                                                                             ------------    -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                (877,545)      (3,489,646)      (2,602,215)
   Proceeds from exercise of stock options                                        208,978          380,961          302,869
   Acquisition of treasury stock                                                  -               (207,483)             -
                                                                             ------------    -------------     ----------------
        NET CASH USED FOR FINANCING ACTIVITIES                                   (668,567)      (3,316,168)      (2,299,346)
                                                                             ------------    -------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                  1,485,099         (492,503)       2,199,263

   Cash and cash equivalents, at beginning of year                              7,546,625        8,039,128        5,839,865
                                                                             ------------    -------------    -------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                    $  9,031,724     $  7,546,625     $  8,039,128
                                                                             ============     ============     ============


SUPPLEMENTAL INFORMATION:
   Cash paid during the year for:
      Taxes                                                                  $  1,038,000      $ 4,350,000     $  3,807,000


   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE   1   -    DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
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

                The financial statements for 1997 and 1996 have been restated to reflect discontinued operations accounting - see Note 10 re:
                Subsequent Event.

                REVENUE RECOGNITION:

                The Company recognizes revenue from all product sales at the time of shipment.

                CASH AND CASH EQUIVALENTS:

                The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts and commercial paper, all stated at cost, which approximates market value. As of December 31, 1998 and 1997, the Company had approximately $6,000,000 invested in commercial paper.

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

                Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large customer base. However, at December 31, 1998 primarily all of the Company's receivables do pertain to the wireless telecommunications industry.

                The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE   1   -    DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
                ACCOUNTING POLICIES (CONTINUED):

                INVESTMENTS IN EQUITY SECURITIES:

                Effective January 1, 1994, the Company adopted the provisions of SFAS 115 Accounting for Certain Investments in Debt and Equity Securities which requires greater disclosure of these instruments including the methods to be used in determining fair value, and when to record unrealized holding gains and losses in earnings or in a separate component of shareholders' equity. As of December 31, 1998 and 1997, the Company had no investments in such securities.

                INVENTORIES:

                Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses.

                Inventories, including the portion related to discontinued operations, consist of:

                                                    December 31,
                                                 1998            1997
                                             -----------      -----------
                      Raw materials           $2,702,878       $4,159,272
                      Work-in-process          2,512,054        2,739,634
                      Finished goods           2,647,211        1,911,324
                                              -----------      -----------
                                              $7,862,143       $8,810,230
                                              ===========      ===========


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

                RESEARCH AND DEVELOPMENT COSTS:

                Research and development costs, including those of discontinued operations, are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 1998, 1997 and 1996 were $2,348,353,
                $2,467,879 and $1,653,224, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE   1   -    DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
                ACCOUNTING POLICIES (CONTINUED):

                INCOME TAXES:

                The Company has adopted SFAS 109, "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see also Note 6).

                INCOME PER COMMON SHARE:

                The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Prior period earnings per share data has been restated in accordance with Statement 128. Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent sales outstanding during each period.

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

                ADVERTISING COSTS:

                Advertising expenses, including those of discontinued operations, are charged to operations during the year in which they are incurred and aggregated $697,849, $665,573 and $537,300 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE   1   -    DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
                ACCOUNTING POLICIES (CONTINUED):

                POSTRETIREMENT BENEFITS:

                During 1997, the Company provided certain health care and life insurance benefits for its former Chairman and CEO, who retired during the year. The costs incurred for health benefits were charged to operations while the insurance benefits are reflected as a corporate asset for the cash surrender value of the life insurance.

                The Company does not currently provide any other Postretirement benefits. However, the Company will utilize the provisions of SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," if such a plan is established.

                NEW ACCOUNTING PRONOUNCEMENT:

                SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997 and early adoption is permitted. This statement prescribes standards for reporting comprehen sive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

                SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", is effective for years beginning after December 31, 1997 and early adoption is encouraged. The Company does not presently believe that it operates in more than one identifiable segment.

                See also Income Per Common Share, above.

                IMPACT OF THE YEAR 2000 ISSUE:

                The Company is in the process of assessing its information technology ("IT") and non-IT computer systems and operations to identify and determine the extent to which any such systems will be susceptible to potential malfunctions as a result of the Year 2000 ("Y2K") problem. The Y2K problem arose because many existing computer programs use only the last two digits to refer to a particular year, rather than four. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". Any of the Company's systems utilizing such last two-digit system to refer to a particular year may not recognize the year 2000; but rather, assume the year to be 1900. This could potentially result in major system failures or miscalculations, causing disruption of operations, including, but not limited to, a temporary inability to process transactions, billing and customer service or to engage in normal business activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE   1   -    DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
                ACCOUNTING POLICIES (CONTINUED):

                IMPACT OF THE YEAR 2000 ISSUE (CONTINUED):

                The Company is currently upgrading its computer systems and operations to ensure that all such systems are, or will be prior to January 1, 2000, Y2K compliant. The Company estimates that it will incur aggregate costs of $60,000 for such upgrade, of which the Company has incurred $29,000 to date. Such costs will be borne out of the Company's general working capital funds. There can be no assurance, however, that the Company will achieve full Y2K compliance before the end of 1999 or that such costs will not increase.

                In addition to assessing its own computer systems and operations, the Company is currently conducting an external review of its vendors and suppliers. However, the Company does not believe that its relationship with any one vendor or supplier is material to the extent that such party's Y2K non-compliance would have a material adverse effect on the Company's business and operations. Notwithstanding, the Company may experience problems to the extent that a large number of suppliers or vendors are not Y2K compliant, and there can be no assurance that such problems would not have a material adverse effect on the Company.

                Although the Company anticipates, although there can be no assurance, that its computer systems and operations will be fully Y2K compliant by the end of 1999, the Company does not currently have any contingency plans in the event such systems and operations are not, and there can be no assurance that any effective contingency plans will be developed or implemented. A failure of the Company to effectively upgrade its computer systems to become Y2K compliant before the end of 1999 could have a material adverse effect on the Company's business, financial position and results of operations. The most reasonably likely worst case scenario would be a systems failure beyond the control of the Company from operating its business. The Company believes that such failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

NOTE   2   -    PROPERTY, PLANT AND EQUIPMENT:

                Property, plant and equipment, including the assets related to discontinued operations, consists of the following (see also
                Note 1):

                                                                                 December 31,
                                                                         ----------------------------
                                                                           1998              1997
                                                                         ----------       ----------

                Machinery and equipment                                  $3,251,546       $2,737,973
                Furniture and fixtures                                      665,259          209,878
                Transportation equipment                                     86,472          155,254
                Leasehold improvements                                      353,300          183,361
                                                                         ----------       ----------
                                                                          4,356,577        3,286,466

                Less: accumulated depreciation and amortization           1,481,151        1,031,637
                                                                         ----------      -----------
                                                                         $2,875,426       $2,254,829
                                                                         ----------      -----------
                                                                         ----------      -----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.


NOTE   3   -    SHAREHOLDERS' EQUITY:

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

                The Company has paid quarterly cash dividends aggregating $877,545, $3,489,646 and $2,602,215 for the years ending
                December 31, 1998, 1997 and 1996.

                In June 1998, the Company retained J.W. Genesis as its financial adviser. In connection with this appointment, the Company issued to J.W. Genesis, warrants to acquire 250,000 shares of the Company's common stock at a price of $3.0625 per share, the fair market value at the date of issuance. These warrants expire in June 2003.

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

                The Company's 1995 Incentive Stock Option Plan ("the Plan") has authorized the grant of options to purchase up to a maximum of 1,750,000 shares of common stock to be granted to officers and other key employees. Prior to 1995, the Company had established an Incentive Stock Option Plan under which options to purchase up to 1,500,000 shares of common stock were available to be granted to officers and other key employees. All options granted have 10 year terms and vest and become fully exercisable after a maximum of five years from the date of grant.

                Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively; risk-free interest rates of 5%, 6.1% and 6.8%; dividend yields of 1.9%, 2.6% and 1.8%; volatility factors of the expected market price of the Company's common stock of 60%, 65% and 65%; and a weighted average expected life of the options of seven years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE   3   -    SHAREHOLDERS' EQUITY (CONTINUED):

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

                For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                               1998               1997             1996
                                                             ----------        ----------      -----------
                      Net income:
                          As reported                         $1,279,731       $7,944,873       $7,450,457
                          Pro forma                            1,082,259        7,701,088        7,272,191
                      Basic earnings per share:
                          As reported                               $.07             $.46             $.43
                          Pro forma                                  .06              .44              .42
                      Diluted earnings per share:
                          As reported                                .07              .45              .42
                          Pro forma                                  .06              .44              .41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE   3   -    SHAREHOLDERS' EQUITY (CONTINUED):

                A summary of stock activity, and related information for the years ended December 31, follows:

                                                                                          Weighted Average
                                                                         Options           Exercise Price
                                                                         -------           --------------
                Outstanding, December 31, 1995                            737,460              $4.72
                  Granted                                                 296,000               7.02
                  Exercised                                               (75,400)              4.02
                  Canceled                                                (54,000)              6.93
                                                                      -----------              -----

                Outstanding, December 31, 1996                            904,060               5.40

                Weighted average fair value of options
                  granted during the year                                                       2.30

                  Granted                                                 401,000               7.89
                  Exercised                                              (110,600)              3.44
                  Canceled                                               (101,060)              6.53
                                                                       ----------              -----
                Outstanding, December 31, 1997                          1,093,400               6.38

                Weighted average fair value of options
                  granted during the year                                                       2.32

                  Granted                                               1,177,400               2.74
                  Exercised                                               (88,800)              2.35
                  Canceled                                               (935,000)              6.08
                                                                       ----------              -----

                OUTSTANDING, DECEMBER 31, 1998                          1,247,000              $3.46
                                                                       ==========              =====

                Weighted average fair value of options
                  granted during the year                                                      $0.73
                                                                                               =====
                Options exercisable:
                  December 31, 1996                                       186,460              $3.17
                  December 31, 1997                                       238,600               4.84
                  December 31, 1998                                       194,000               4.94

                Exercise prices for options outstanding as of December 31, 1998 ranged from $2.50 to $6.75. The weighted average remaining contractual life of these options is eight years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE   4   -    OPERATIONAL INFORMATION AND EXPORT SALES:

                The Company's operations are in a single industry segment and involve the manufacture of various types of electronic test equipment. All of the Company's assets are domestic.

                For the years ended December 31, 1998, 1997 and 1996, no customer accounted for more than 10% of total assets.

                In addition to its in-house sales staff, the Company uses various manufacturers representatives to sell its products. For the years ended December 31, 1998, 1997 and 1996, one representative accounted for 7%, 18% and 15% of sales, respectively.

                Export sales, including sales related to discontinued operations, which are all transacted in US dollars, were approximately 35%, 31% and 35% of total sales for the years ended December 31, 1998, 1997 and 1996, respectively. Export sales by geographic location are as follows:

                                       1998             1997             1996
                                    ----------       ----------       ----------
                Asia                $3,307,000       $4,853,000       $4,312,000
                Europe               2,658,000        3,002,000        2,677,000
                Other                  173,000          501,000          852,000
                                    ----------       ----------       ----------
                                    $6,138,000       $8,356,000       $7,841,000
                                    ==========       ==========       ==========


NOTE   5   -    401(k) PROFIT SHARING PLAN:

                During the year ended December 31, 1990 the Company adopted a resolution to institute a 401(k) profit sharing plan effective January 1, 1991, to cover all eligible employees. The Company's contributions to the plan are discretionary but may not exceed 6% of participants' compensation. Contributions to the plan for the years ended December 31, 1998, 1997 and 1996 aggregated $47,544, $48,485 and $42,013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 6   -      INCOME TAXES:

                The components of income tax expense related to income from continuing operations are as follows (see Note 1):

                                                                             December 31,
                                                                       ----------------------
                                                                          1998         1997         1996
                                                                       ----------   ---------    ---------
                Current:
                  Federal                                                $262,931    $582,977     $534,095
                  State                                                    15,000     152,105      148,381
                Deferred:
                  Federal                                                  44,908       2,601        2,351
                  State                                                     6,604       7,270        -
                                                                         --------    --------     ----------
                                                                         $329,443    $744,953     $684,827
                                                                         ========    ========     ========

                The components of deferred income taxes are as follows:
                                                                                        December 31,
                                                                                        ------------
                                                                                      1998           1997
                                                                                    -------        -------
                Deferred tax assets:
                  Uniform capitalization of inventory costs for tax purposes      $  56,083    $    23,689
                  Allowances for doubtful accounts                                   33,899         43,776
                Deferred tax liabilities:
                  Tax over book depreciation                                       (268,192)      (152,120)
                  Other                                                            (128,400)       (40,749)
                                                                                  ---------      ---------
                Net deferred tax liability                                        $(306,610)     $(125,404)
                                                                                  =========      =========

                The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                                                December 31,
                                                                    -----------------------------------

                                                                      1998         1997           1996
                                                                    --------     --------       -------
                                                                     % OF         % of          % of
                                                                     PRE TAX      Pre Tax         Pre Tax
                                                                     EARNINGS      Earnings       Earnings
                                                                     --------      --------       --------
                Statutory federal income tax rate                        34.0%         35.0%          35.0%
                State income tax                                          5.1           5.2            5.2
                Foreign sales corporation                                (2.9)         (0.8)          (1.0)
                Other, including research and development
                  credit                                                (17.7)         (3.1)          (3.3)
                                                                       ------         -----          -----
                                                                         18.5%         36.3%          35.9%
                                                                         ====          ====           ====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE   7   -    REVOLVING CREDIT LINE:

                The Company had an agreement with its bank which provided for an unsecured line of credit in the amount of $7,000,000 with interest at the bank's prime rate. As of December 31, 1997, there were no direct borrowings under this agreement. This agreement expired on September 30, 1998 and was not renewed.

NOTE   8   -    COMMITMENTS AND CONTINGENCIES:

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

                The Company currently leases a 25,000 square foot facility in Paramus, New Jersey which is used as its principal corporate headquarters and manufacturing plant. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $480,161, $378,930
                and $188,302, respectively. The lease on the facility includes an option for the Company to rent additional space within the complex. The lease on this space terminates in 2006 and the Company has an option to renew this lease for an additional five year term. In 1998, the Company leased an additional 600 square foot facility in San Diego, California.

                On July 14, 1998 the Company entered into a 15 year lease for a 44,000 square foot facility located in Mahwah, New Jersey. This new facility was leased to serve as the headquarters and manufacturing plant for one of the Company's divisions. Annual base rentals on this property aggregate approximately $407,000 per year for the initial five years, $438,000 per year for the second five years and $489,000 per year for the final five years. Rent expense on this facility for the period ended December 31, 1998 aggregated $170,000. The lease also includes an option to acquire the building at a future date (see also
                Note 10 re: sale of assets - discontinued operations).

                The Company is also responsible for its proportionate cost of utilities, repairs, taxes and insurance. The future minimum lease payments (including the Mahwah, New Jersey facility) are shown below:

  1999                        $  701,792
  2000                           705,512
  2001                           721,942
  2002                           726,076
  2003                           729,255
  Thereafter                   5,354,565
                              ----------
                              $ 8,939,142
                              ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE   9   -    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                The following is a summary of selected quarterly financial data from continuing operations (in thousands, except per share amounts).

                1998
                ----
                                                                                  QUARTER
                                                                  -----------------------------------------
                                                                    1ST        2ND       3RD         4TH
                                                                  ------     ------    ------       ------
                NET SALES                                         $2,067     $2,005    $1,383       $1,380
                GROSS PROFIT                                       1,282      1,252       723          825
                OPERATING INCOME                                     669        539        56          117
                NET INCOME                                           491        407       107          451
                DILUTED NET INCOME                                  $.03       $.02      $.01         $.02
                1997
                ----

                                                                                    Quarter
                                                                  ----------------------------------------
                                                                    1st       2nd       3rd          4th
                                                                  ------     ------   -------      -------
                Net sales                                         $1,772     $1,745    $1,677       $1,569
                Gross profit                                       1,114      1,086       999          923
                Operating income                                     553        519       451          423
                Net income                                           368        353       297          290
                Diluted net income per share                        $.02       $.02      $.02         $.01


NOTE  10  -     SUBSEQUENT EVENT:

                On January 7, 1999, the Company reached an agreement to sell the assets of a product division which is in the business of designing, developing, assembling, manufacturing and selling certain wireless and satellite test equipment. The purchase price to be paid to the Company will initially be approximately $18.8 million, which amount may be adjusted prior to closing based upon certain provisions in the asset purchase agreement. The net assets being sold aggregate approximately $8,000,000. The agreement also contains non-compete clauses and a provision for a portion of the purchase price ($2 million) to be placed in escrow to secure payment of certain indemnification obligations and/or purchase price adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 10   -     SUBSEQUENT EVENT (CONTINUED):

                This product division is being accounted for as discontinued operations and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Operating results of the discontinued operations are as follows:

                                                                 1998             1997             1996
                                                             -----------      -----------      -----------
                Net sales                                    $10,465,848      $20,503,776      $16,619,804
                                                             -----------      -----------      -----------
                Earnings (loss) before taxes                    (215,679)      10,418,500        9,713,039
                Income taxes (benefit)                           (39,805)       3,781,247        3,485,927
                                                             -----------      -----------      -----------
                Net earnings (loss) from
                  discontinued operations                    $  (175,874)     $ 6,637,253      $ 6,227,112
                                                             ===========      ===========      ===========


                The product division being sold by the Company occupies the facilities located in Mahwah, New Jersey (see Note 8) and the purchaser will sublease this facility for a six month period. At the request of the purchaser, at the end of the six month period, the Company has agreed to exercise its option to acquire this building and to sell it to the purchaser on terms and conditions no less favorable to those on which the Company acquired the building.

                The agreement also provides that the Company will acquire the noise generation product line of the above purchaser and incorporate these assets and related business into its on-going operations. The cost of these assets will approximate $2,500,000.

                The closing of the aforementioned transactions contemplated by the asset purchase agreement is expected to occur during the first quarter of 1999.