Form 10-Q
period 1999-03-31
WIRELESS TELECOM GROUP INC
filed 1999-05-14
CIK 878828

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                For Quarter Ended

                                 March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


     For the transition period from_____  to____


                             Commission file number

                                     1-11916


                          WIRELESS TELECOM GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                                  22-2582295
----------------------------------------                          -------------------
  State or other jurisdiction of                                  (I.R.S. Employer
  incorporation or organization)                                  Identification No.)

     East 64 Midland Avenue
      Paramus, New Jersey                                               07652
----------------------------------------                           ------------------
(Address of principal executive offices)                              (Zip Code)

                                 (201) 261-8797
             -------------------------------------------------------
               Registrant's telephone number, including area code

             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock - Par Value $.01                                    17,557,298
------------------------------                            ------------------------
           Class                                              Outstanding Shares
                                                                At May 10, 1999

                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents


PART I.  FINANCIAL INFORMATION                                              Page(s)

       Item 1 -- Consolidated Financial Statements:

              Condensed Balance Sheets as of March 31, 1999
                   (unaudited) and December 31, 1998                            3

              Condensed Statements of Operations for the Three
                   Months Ended March 31, 1999 and 1998 (unaudited)             4

              Condensed Statements of Cash Flows for the Three
                   Months Ended March 31, 1999 and 1998 (unaudited)             5

              Notes to Interim Condensed Financial Statements (unaudited)     6-7

       Item 2 -- Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7-9

PART II. OTHER INFORMATION

       Item 1 -- Legal Proceedings                                           9-10

       Item 2 -- Changes in Securities                                         10

       Item 3 -- Defaults upon Senior Securities                               10

       Item 4 -- Submission of Matters to a Vote of Security Holders           10

       Item 5 -- Other Information                                             10

       Item 6 -- Exhibits and Reports on Form 8-K                           10-11

    Signatures                                                                 12

    Exhibit 11.1                                                               13

    Exhibit 27                                                                 14








                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                   - ASSETS -
                                                                      MARCH 31,    DECEMBER 31,
                                                                       1999           1998
                                                                   -------------   -----------
                                                                    (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                        $23,988,407     $ 9,031,724
    Accounts receivable -- net of allowance for
      doubtful accounts of $36,365 and $134,013, respectively          2,015,173       2,611,953
    Inventories                                                        1,309,877       7,862,143
    Prepaid expenses and other current assets                            566,938       1,109,495
                                                                    ------------    ------------
TOTAL CURRENT ASSETS                                                  27,880,395      20,615,315

PROPERTY, PLANT AND EQUIPMENT - NET                                      721,963       2,875,426

OTHER ASSETS                                                           4,067,649         631,458
                                                                    ------------    ------------
                                                                     $32,670,007     $24,122,199
                                                                    ============    ============
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES
    Accounts payable                                                 $   684,464     $   780,410
    Accrued expenses and other current liabilities                     2,618,156         195,784
    Income tax payable                                                 1,922,809              --
                                                                    -------------   ------------
TOTAL CURRENT LIABILITIES                                              5,225,429         976,194
                                                                    ------------    ------------
DEFERRED INCOME TAXES                                                    306,610         306,610
                                                                    ------------    ------------
OTHER L/T LIABILITIES                                                    194,444              --
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (NOTE 4):
    Preferred stock, $.01 par value, 2,000,000
      shares authorized, none issued                                         --               --
    Common stock, $.01 par value, 30,000,000 shares
      authorized, 17,702,298 shares issued                               177,023         177,023
    Additional paid-in-capital                                         6,631,061       6,631,061
    Retained earnings                                                 20,403,249      16,299,120
    Treasury stock at cost, 145,000 shares                              (267,809)       (267,809)
                                                                    ------------    ------------
                                                                      26,943,524      22,839,395
                                                                    ------------    ------------
                                                                     $32,670,007     $24,122,199
                                                                    ============    ============

              The accompanying notes are an integral part of these
                             financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            For the Three Months
                                                               Ended March 31,
                                                         ---------------------------
                                                             1999            1998
                                                             ----            ----
NET SALES                                                 $ 1,543,724    $ 2,066,934
                                                          -----------    -----------
COSTS AND EXPENSES
    Cost of sales                                             389,200        784,914
    Operating expenses                                        496,981        612,728
    Interest, dividend and other income                      (213,580)       (99,909)
                                                          -----------    -----------
TOTAL COSTS AND EXPENSES                                      672,601      1,297,733
                                                          -----------    -----------
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAX                               871,123        769,201

PROVISION FOR INCOME TAXES                                    327,846        278,228
                                                          -----------    -----------
INCOME FROM CONTINUING OPERATIONS                             543,277        490,973

DISCONTINUED OPERATIONS:
    Income (Loss) from discontinued operations - net of
        income taxes                                          (17,982)      709,574
    Gain on sale of test equipment business - net of
        income taxes                                        3,578,834            --
                                                          -----------    -----------
NET INCOME                                                $ 4,104,129    $ 1,200,547
                                                          ===========    ===========
NET INCOME PER COMMON SHARE (NOTE 2):

     BASIC
          Continuing Operations                           $       .03    $       .03
          Discontinued Operations                                 .20            .04
                                                          -----------    -----------
                                                          $       .23    $       .07
                                                          ===========    ===========
     DILUTED
          Continuing Operations                           $       .03    $       .03
          Discontinued Operations                                 .20    $       .04
                                                          -----------    -----------
                                                          $       .23    $       .07
                                                          ===========    ===========


              The accompanying notes are an integral part of these
                             financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    For the Three Months
                                                                        Ended March 31,
                                                               ------------------------------
                                                                    1999            1998
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                     $ 4,104,129     $ 1,200,547
  Adjustments to reconcile net income to net
    cash provided by (used in)
     operating activities:
     Depreciation and amortization                                   135,896         101,695
     Deferred income taxes                                                --           5,990

     Other Income                                                     (5,556)             --
     Provision for losses on accounts receivable                     (97,648)         17,406
     Gain on sale of discontinued division                        (5,583,204)             --
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                       694,428      (1,269,193)
    (Increase) decrease in inventories                              (108,586)        344,949
    Decrease in prepaid expenses and other assets                    915,865          45,814
    (Decrease) in accounts payable and accrued expenses             (127,004)       (703,284)
    Increase in income taxes payable                               1,922,809              --
                                                                ------------    ------------
          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                                   1,851,129        (256,076)
                                                                ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                            (162,784)       (139,289)
    Officer's life insurance                                          24,159              --
    Proceeds from sale of discontinued division                   16,730,730              --

    Proceeds from covenant not to compete                            200,000              --
    Purchase of Noise Product line                                (2,500,000)             --
    Expenses related to disposal                                  (1,186,551)             --
                                                                ------------    ------------

           NET CASH PROVIDED BY (USED FOR)
              INVESTING ACTIVITIES                                13,105,554        (139,289)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                        --        (877,545)

    Proceeds from exercise of stock options                               --         203,979
                                                                ------------   -------------
         NET CASH (USED) FOR FINANCING ACTIVITIES                         --        (673,566)
                                                                ------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              14,956,683      (1,068,931)

  Cash and cash equivalents, at beginning of year                  9,031,724       7,546,625
                                                                ------------    ------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                    $23,988,407     $ 6,477,694
                                                                ============    ============

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
         Taxes                                                  $     15,280    $    636,000


              The accompanying notes are an integral part of these
                             financial statements.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations for the three month periods ended March 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiary WTG Foreign Sales Corporation. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

     On March 11, 1999 the Company consummated the sale of all of its Wireless Test Equipment Business to Telecom Analysis Systems, Inc., a New Jersey corporation ("TAS"), for a purchase price of approximately $19 million ($2 million of which is held in escrow to secure certain obligations of the Company under the Asset Purchase Agreement) pursuant to an Asset Purchase Agreement, dated January 7, 1999, between the Company and TAS (the "Asset Purchase Agreement"). Also, pursuant to the Asset Purchase Agreement, the Company purchased TAS' products relating to single-function noise generation (the "Noise Assets") for a purchase price of approximately $2.5 million, and the Company and TAS entered into non-competition agreements with the businesses associated with the respective products purchased by each.

     In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein.

     The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - REVOLVING CREDIT LINE

     The Company had an agreement with its bank, which provided for an unsecured line of credit in the amount of $7,000,000 with interest at the bank's prime rate. This agreement expired on September 30, 1998 and was not renewed.

NOTE 4 - DIVIDENDS

     The Company paid cash dividends aggregating $.05 per share for the year ending December 31, 1998.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc., a New Jersey corporation (the "Company"), develops, manufactures and markets a wide variety of electronic noise sources, and in addition, until March 11, 1999, test instruments for the wireless telecommunication industry. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communications systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television. On March 11, 1999 the Company consummated the sale of all of its Wireless Test Equipment Business to Telecom Analysis Systems, Inc., a New Jersey corporation ("TAS"), for a purchase price of approximately $19 million ($2 million of which is held in escrow to secure certain obligations of the Company under the Asset Purchase Agreement) pursuant to an Asset Purchase Agreement, dated January 7, 1999, between the Company and TAS (the "Asset Purchase Agreement"). Also, pursuant to the Asset Purchase Agreement, the Company purchased TAS' products relating to single-function noise generation (the "Noise Assets") for a purchase price of approximately $2.5 million, and the Company and TAS entered into non-competition agreements with the businesses associated with the respective products purchased by each.


The financial information presented herein includes:

(i) Condensed consolidated balance sheets as of March 31, 1999 and as of December 31, 1998 (ii) Condensed consolidated statements of operations for the three month periods ended March 31, 1999 and 1998 and (iii) Condensed consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998.

OPERATIONS

For the three months ended March 31, 1999 as compared to the corresponding period of the previous year, net sales decreased to $1,543,724 from $2,066,934 a decrease of $523,210 or 25.3%. This decrease was due to the timing of shipments and product mix. The Company did experience variations in sales due to certain large orders which were shipped in the first quarter of 1998.


The Company's gross profit on net sales for the three months ended March 31, 1999 was $1,154,524 or 74.8% as compared to $1,282,020 or 62.0% for the three months ended March 31, 1998. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the three months ended March 31, 1999 were $496,981 or 32.2% of net sales as compared to $612,728 or 29.6% of net sales for the three months ended March 31, 1998.

For the three months ended March 31, 1999 as compared to the same period of the prior year, operating expenses decreased in dollars by $115,747. This decrease is primarily due to controlled expenditures for research and development, advertising and selling, and commission expenses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest, dividend and other income increased by $113,671 for the three months ended March 31, 1999. This increase was due to a higher average investment balance during 1999.

Net income from continuing operations increased to $543,277, or $.03 per share, for the three months ended March 31, 1999 as compared to $490,973, or $.03 per share for the three months ended March 31, 1998. The explanation of these changes can be derived from the analysis given above of operations for the quarter ending March 31, 1999 and 1998, respectively.

As a result of the sale of The Wireless Test Equipment Business (see above) the Company realized a gain of $3,578,834 net of tax of $2,004,371. For the three months ended March 31, 1998, income from this portion of the business was $709,574 as compared to a loss of $17,982 for the current quarter.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $3,015,845 to $22,654,966 at March 31, 1999, from $19,639,121 at December 31, 1998. At March 31, 1999 the
Company had a current ratio of 5.3 to 1, and a ratio of debt to net worth of .21 to 1. At December 31, 1998 the Company had a current ratio of 21.1 to 1, and a ratio of debt to net worth of less than .1 to 1.

Cash provided by operations was $1,851,129 for the period ending March 31, 1999. Cash provided by net income of $4,104,129 was offset by a gain in the sale of discontinued operations of $5,583,204.

In addition, the company decreased accounts receivable by $694,428 and increased its income taxes payable by $1,922,809. The Company also realized a decrease in prepaid expenses of $915,865 and an increase in inventory of $108,586. This increase in inventory is a result of balancing production requirements while maintaining manageable levels of goods on hand.

Operating activities used $256,076 in cash flows for the comparable period in 1998. Cash used for operations was primarily due to net income offset by increases in accounts receivable and decreases in accounts payable.

Net cash provided by investing activities for the quarter ending March 31, 1999 was $13,105,554. In 1999, the Company realized proceeds of $16,730,730 from the sale of its Wireless Test Equipment Business partially offset by $2,500,000 for the purchase of the Noise Product Line from Telecom Analysis Systems, and $1,186,551 for expenses relating to the disposal of the Wireless Test Equipment Business. For the quarter ended March 31, 1998 net cash used for investing activities was $139,289. In 1998, these funds were used for capital expenditures.

Net cash used for financing activities for the quarter ending March 31, 1999 and 1998 were $0.00 and $673,566, respectively. The payment of quarterly cash dividends was the primary use of these funds in 1998. These cash outlays were partially offset by proceeds from the exercise of stock options.

During 1998, the Company declared quarterly cash dividends aggregating $877,545 or $.05 per common share.

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


                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

On March 15, 1999, a complaint was filed in the Superior Court of the State of California for the County of Orange. The action was brought by Mr. David Day, an individual; David Day d/b/a Day Test & Measurements and Day Test & Measurements, as plaintiffs against Noise Com, Inc., a New Jersey corporation; Wireless Telecom Group, Inc., a New Jersey corporation; Telecom Analysis Systems, Inc., Bowthorpe PLC and Does 1 through 100, inclusive as defendants. The action sets forth several causes of action, including breach of contract and fraud relating to an alleged failure of the defendants to pay full commissions allegedly owed to the plaintiff. The plaintiffs allege damages in excess of $1 million from each of the defendants. The Company believes that the damages that might be awarded to the plaintiffs in connection with this matter would not have a material adverse effect on the Company's business, financial condition or results of operations.

On about April 26, 1999, Noise Com, Inc. ("Noise Com") filed the motion to strike the complaint filed against it in the Superior Court of the State of California on the grounds; (a) that the complaint fails to join as a plaintiff the party named in the contract and improperly joins as plaintiffs parties who are not signatories to the contract; (b) fails to state facts sufficient to make our claims for fraud or breach of fiduciary duty; (c) seeks relief to which plaintiffs' are not entitled under California law, including attorney's fees and punitive damages.

On April 23, 1999, Noise Com commenced an arbitration proceeding against Day Test and Measurements ("Day Test"), a plaintiff in the aforementioned California action. In the arbitration, venued in New Jersey and brought under the rules of the American Arbitration Association, Noise Com alleges that Day Test, a former sales representative for Noise Com, failed to act with diligence and loyalty in performing its duties as Noise Com's agent. Also, the arbitration seeks to resolve the dispute concerning the commissions allegedly due Day Test. On April 27, 1999, Day Test objected to the arbitration, claiming that it never agreed to arbitrate disputes with Noise Com. In response to Day Test's objection, on May 6, 1999, Noise Com filed an action in the Superior Court of New Jersey, County of Bergen, seeking a declaratory judgement requiring Day Test to participate in the aforementioned New Jersey arbitration. Alternatively, Noise Com asks that the parties' disputes be decided by the New Jersey Court.

Item 2. CHANGES IN SECURITIES

     Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5.  OTHER INFORMATION

     Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         11.1 Computation of per share earnings

         27   Financial Data Schedule

     (b) Reports on Form 8-K:

On January 25, 1999, the Company filed a Current Report on Form 8-K, dated January 7, 1999, with the Securities and Exchange Commission (the "Commission") therein reporting under "Item 5 - Other Events," the Company's execution of an asset purchase agreement, dated January 7, 1999 (the "Asset Purchase Agreement"), with Telecom Analysis Systems, Inc. ("TAS"), whereby the Company agreed to sell its Test Equipment Assets (as defined in the Asset Purchase Agreement) to TAS (the "Transaction"). The Company also filed in such report under "Item 7 Financial Statements, Pro Forma Financial Information and Exhibits," the Company's press release, dated January 8, 1999, therein announcing the Company's and TAS' execution of the Asset Purchase Agreement.

     On March 26, 1999, the Company filed a Current Report on Form 8-K, dated March 11, 1999, with the Commission therein reporting the consummation of the Transaction under "Item 5 - Acquisition or Disposition of Assets." The Company also filed in such report under "Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits," the pro forma financial statements reflecting the Transaction, the Asset Purchase Agreement, Non-Competition Agreements between the Company and TAS and the Company's press release, dated March 11, 1999, therein announcing the consummation of the Transaction.

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



                                         WIRELESS TELECOM GROUP, INC.
                                         ----------------------------
                                         (Registrant)


Date: May 10, 1999                        /S/ Edward Garcia
                                          ----------------------------
                                          Edward Garcia
                                          Chairman and Chief Executive Officer


Date: May 10, 1999                         /S/ Demir Richard Eden
                                           ------------------------------------
                                           Demir Richard Eden
                                           Acting Chief Financial Officer