Form 10-Q
period 1999-06-30
WIRELESS TELECOM GROUP INC
filed 1999-08-12
CIK 878828

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                                For Quarter Ended

                                  June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the transition period from to


                             Commission file number

                                     1-11916


                          WIRELESS TELECOM GROUP, INC.
             (Exact name of registrant as specified in its charter)

         New Jersey                                      22-2582295
 ------------------------------------             -----------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


      East 64 Midland Avenue
        Paramus, New Jersey                                 07652
---------------------------------------                     -----
(Address of principal executive offices)                  (Zip Code)

                                 (201) 261-8797
               --------------------------------------------------
               Registrant's telephone number, including area code


   ---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                      if changed since last report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock - Par Value $.01                                 17,152,298
------------------------------                         -----------------------
         Class                                            Outstanding Shares
                                                           At August 6, 1999

                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents



                                                                                     Page(s)
PART I. FINANCIAL INFORMATION
        Item 1 -- Consolidated Financial Statements:

             Condensed Balance Sheets as of June 30, 1999
                  (unaudited) and December 31, 1998                                   3

             Condensed Statements of Operations for the Three and Six
                  Months Ended June 30, 1999 and 1998 (unaudited)                     4

             Condensed Statements of Cash Flows for the Six Months
                  Ended June 30, 1999 and 1998 (unaudited)                            5

             Notes to Interim Condensed Financial Statements (unaudited)            6 - 7

        Item 2 -- Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                          7 - 10

PART II. OTHER INFORMATION

        Item 1 -- Legal Proceedings                                                   10

        Item 2 -- Changes in Securities                                               10

        Item 3 -- Defaults upon Senior Securities                                     10

        Item 4 -- Submission of Matters to a Vote of Security Holders                 10

        Item 5 -- Other Information                                                   10

        Item 6 -- Exhibits and Reports on Form 8-K                                    10

Signatures                                                                            11

Exhibit 11.1                                                                          12

Exhibit 27                                                                            13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                  JUNE 30,           DECEMBER 31,
                                                                   1999                  1998
                                                         ------------------------ ---------------------
                                                                (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents (Note 1)                        $  23,907,876         $  9,031,724
    Accounts receivable--net of allowance for
      doubtful accounts of $58,316 and $134,013 respectively      1,195,805            2,611,953
    Inventories                                                   1,317,758            7,862,143
    Prepaid expenses and other current assets                        29,100            1,109,495
                                                              -------------         ------------

TOTAL CURRENT ASSETS                                             26,450,539           20,615,315

PROPERTY, PLANT AND EQUIPMENT - NET                                 683,236            2,875,426

OTHER ASSETS                                                      4,001,307              631,458
                                                              -------------         ------------
                                                              $  31,135,082         $ 24,122,199
                                                              =============         ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES
    Accounts payable                                          $     635,350         $    780,410
    Accrued expenses and other current liabilities                1,959,486              195,784
    Income tax payable                                              972,609                   --
                                                              -------------         ------------

TOTAL CURRENT LIABILITIES                                         3,567,445              976,194
                                                              -------------         ------------

DEFERRED INCOME TAXES                                               306,610              306,610
                                                              -------------         ------------

OTHER L/T LIABILITIES                                               177,776                   --
                                                              -------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
    Preferred stock, $.01 par value, 2,000,000
      shares authorized, none issued                                     --                   --
    Common stock, $.01 par value, 30,000,000 shares
      authorized, 17,702,298 issued                                 177,023              177,023
    Additional paid-in-capital                                    6,631,061            6,631,061
    Retained earnings                                            21,073,163           16,299,120
    Treasury stock at cost 370,900 and 145,000 shares,
      respectively                                                 (797,996)            (267,809)
                                                              -------------         ------------
                                                                 27,083,251           22,839,395
                                                              -------------         ------------
                                                              $  31,135,082         $ 24,122,199
                                                              =============         ============


      The accompanying notes are an integral part of these financial statements.

                                       WIRELESS TELECOM GROUP, INC
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)


                                                                     For the Three Months             For the Six Months
                                                                        Ended June 30,                  Ended June 30,
                                                                  --------------------------    --------------------------
                                                                      1999           1998           1999           1998
                                                                  -----------    -----------    -----------    -----------
NET SALES                                                         $ 1,765,695    $ 2,004,790    $ 3,309,419    $ 4,071,724
                                                                  -----------    -----------    -----------    -----------

COSTS AND EXPENSES
    Cost of sales                                                     564,516        752,294        953,716      1,537,207
    Operating expenses                                                546,795        713,044      1,043,776      1,325,773
    Interest, dividend and other income                              (304,135)       (91,488)      (517,715)      (191,397)
                                                                  -----------    -----------    -----------    -----------

TOTAL COSTS AND EXPENSES                                              807,176      1,373,850      1,479,777      2,671,583
                                                                  -----------    -----------    -----------    -----------

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                                          958,519        630,940      1,829,642      1,400,141

PROVISION FOR INCOME TAXES                                            323,424        223,618        651,270        501,847
                                                                  -----------    -----------    -----------    -----------


INCOME FROM CONTINUING
OPERATIONS                                                            635,095        407,322      1,178,372        898,294

DISCONTINUED OPERATIONS (Note 1):
    Income (Loss) from discontinued
       operations--net of income taxes                                 26,002       (781,004)         8,020        (71,430)
    Gain on sale of test equipment
       business--net of income taxes                                    8,817           --        3,587,651           --
                                                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                                 $   669,914    $  (373,682)   $ 4,774,043    $   826,864
                                                                  ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON
SHARE (Note 2):

     BASIC
           Continuing Operations                                  $       .04    $       .02    $       .07    $       .05
           Discontinued Operations                                       --             (.04)           .20           --
                                                                  -----------    -----------    -----------    -----------
                                                                  $       .04    $      (.02)   $       .27    $       .05
                                                                  ===========    ===========    ===========    ===========
     DILUTED
           Continuing Operations                                  $       .04    $       .02    $       .07    $       .05
           Discontinued Operations                                       --             (.04)           .20           --
                                                                  -----------    -----------    -----------    -----------
                                                                  $       .04    $      (.02)   $       .27    $       .05
                                                                  ===========    ===========    ===========    ===========


      The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              For the Six Months
                                                                                Ended June 30,
                                                                       -----------------------------
                                                                            1999             1998
                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $  4,774,043    $    826,864
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                           233,944         212,794
    Deferred income taxes                                                        --          11,982
    Other Income                                                            (22,224)             --
    Provision for losses on accounts receivable                             389,693          24,971
    Gain on sale of discontinued division                                (5,595,451)             --
  Changes in assets and liabilities:
   Decrease in accounts receivable                                        1,026,455       1,228,471
   (Increase) decrease in inventories                                      (116,467)        990,166
   (Increase) decrease in prepaid expenses and other assets                 968,763        (580,545)
   (Decrease) in accounts payable and accrued expenses                     (182,909)       (817,128)
   Increase in income taxes payable                                         972,609              --
                                                                       ------------    ------------
         Net cash provided by operating activities                        2,448,456       1,897,575
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                   (170,823)       (427,318)
    Officer's life insurance                                                 24,159              --
    Proceeds from sale of discontinued division                          17,230,730              --
    Proceeds from covenant not to compete                                   200,000              --
    Purchase of Noise Product line                                       (2,500,000)             --
    Expenses related to disposal                                         (1,826,182)             --
                                                                       ------------    ------------
          Net cash provided by (used in) investing activities            12,957,884        (427,318)
                                                                       ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                               --        (877,545)
    Acquisition of treasury stock                                          (530,188)             --
    Proceeds from exercise of stock options                                      --         208,978
                                                                       ------------    ------------
         Net cash (used) for financing activities                          (530,188)       (668,567)
                                                                       ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                14,876,152         801,690

  Cash and cash equivalents, at beginning of year                         9,031,724       7,546,625
                                                                       ------------    ------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                          $ 23,907,876    $  8,348,315
                                                                       ============    ============

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
         Taxes                                                         $  1,438,500    $  1,038,000

      The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiary WTG Foreign Sales Corporation. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

     On March 11, 1999 the Company consummated the sale of all of its Wireless Test Equipment Business to Telecom Analysis Systems, Inc., a New Jersey corporation ("TAS"), for a purchase price of approximately $19 million ($1.5 million of which is held in escrow to secure certain obligations of the Company under the Asset Purchase Agreement) pursuant to an Asset Purchase Agreement, dated January 7, 1999, between the Company and TAS (the "Asset Purchase Agreement"). Also, pursuant to the Asset Purchase Agreement, the Company purchased TAS' products relating to single-function noise generation (the "Noise Assets") for a purchase price of approximately $2.5 million, and the Company and TAS entered into non-competition agreements with the business associated with the respective products purchased by each.

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

     The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 - DIVIDENDS

     The Company paid cash dividends aggregating $.05 per share of Common Stock, for the year ending December 31, 1998.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Wireless Telecom Group, Inc., a New Jersey corporation (the "Company"), develops, manufactures and markets a wide variety of electronic noise sources, and in addition, until March 11, 1999, test instruments for the wireless telecommunication industry. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communications systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television. On March 11, 1999, the Company consummated the sale of all its Wireless Test Equipment Business to Telecom Analysis Systems, Inc., a New Jersey corporation ("TAS"), for a purchase price of approximately $19 million ($1.5 million of which is held in escrow to secure certain obligations of the Company under the Asset Purchase Agreement) pursuant to an Asset Purchase Agreement, dated January 7, 1999, between the Company and TAS (the "Asset Purchase Agreement"). Also, pursuant to the Asset Purchase Agreement, the Company purchased TAS' products relating to the single-function noise generation (the "Noise Assets") for a purchase price of approximately $2.5 million, and the Company and TAS entered into non-competition agreements with the businesses associated with the respective products purchased by each.

The financial information as regards continuing operations presented herein includes:

(i) Condensed consolidated balance sheets as of June 30, 1999 and as of December 31, 1998 (ii) Condensed consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998 and (iii) Condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998.

OPERATIONS

For the six months ended June 30, 1999 as compared to the corresponding period of the previous year, net sales decreased to $3,309,419 from $4,071,724 a decrease of $762,305 or 18.7%. For the quarter ended June 30, 1999 as compared to the corresponding period of the previous year, net sales decreased to $1,765,695 from $2,004,790 a decrease of $239,095 or 11.9%. This decrease was due to the timing of shipments and product mix.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's gross profit on net sales from continuing operations for the six months ended June 30, 1999 was $2,355,703 or 71.2% as compared to $2,534,517 or 62.2% for the six months ended June 30, 1998. Gross profit on net sales from continuing operations for the quarter ended June 30, 1999 was $1,201,179 or 68.0% as compared to $1,252,496 or 62.5% for the three months ended June 30, 1998. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the six months ended June 30, 1999 were $1,043,776 or 31.5% of net sales as compared to $1,325,773 or 32.6% of net sales for the six months ended June 30, 1998. Operating expenses for the quarter ended June 30, 1999 were $546,795 or 31.0% of net sales as compared to $713,044 or 35.6% of net sales for the quarter ended June 30, 1998.

For the three and six months ended June 30, 1999 as compared to the same periods of the prior year, operating expenses decreased in dollars by $166,249 and $281,997, respectively. This decrease is primarily due to controlled expenditures for research and development, advertising and selling, and commission expenses.

Interest, dividend and other income increased by $326,318 for the six months ended June 30, 1999 and by $212,647 for the quarter ended June 30, 1999. This increase was due to a higher average investment balance during 1999 as a result of the increase in cash from the sale of assets described above.

Net income from continuing operations increased to $1,178,372, or $.07 per share, for the six months ended June 30, 1999 as compared to $898,294, or $.05 per share for the six months ended June 30, 1998. The Company realized net income from continuing operations for the quarter ended June 30, 1999 of $635,095 or $.04 per share as compared to net income from continuing operations of $407,322 or $.02 per share for the three months ended June 30, 1998. The explanation of these changes can be derived from the analysis given above of operations for the three and six month periods ending June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $3,243,973 to $22,883,094 at June 30, 1999, from $19,639,121 at December 31, 1998. At June 30, 1999 the Company
had a current ratio of 7.4 to 1, and a ratio of debt to net worth of less than
 .2 to 1. At December 31, 1998 the Company had a current ratio of 21.1 to 1, and a ratio of debt to net worth of less than .1 to 1.

The Company realized cash provided by operations of $2,448,456 for the six month period ending June 30, 1999. This increase was primarily due to cash provided by net income of $4,774,043, a reduction of outstanding receivables of $1,026,455, a reduction of prepaid expenses of $968,763 and an increase in income taxes payable of $972,609 which was offset by a gain in the sale of discontinued operations of $5,595,451.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating activities provided $1,897,575 in cash flow for the comparable six month period in 1998. Cash provided by net income of $826,864, a reduction of outstanding receivables of $1,228,471 and a reduction of inventory of $990,166 was offset by an increase in prepaid expenses of $580,545 and a decrease in accounts payable of $817,128.

Net cash provided by investing activities for the six months ended June 30, 1999 was $12,957,884. In 1999, the Company realized proceeds of $17,230,730 from the sale of its Wireless Test Equipment Business partially offset by $2,500,000 for the purchase of the Noise Product Line from Telecom Analysis Systems, and $1,826,182 for expenses relating to the disposal of the Wireless Test Equipment Business. For the six months ended June 30, 1998 net cash used for investing activities was $427,318. In 1998, these funds were used for capital expenditures.

Net cash used for financing activities for the six month periods ending June 30, 1999 and 1998 was $530,188 and $668,567, respectively. The Company reacquired shares of its common stock in the open market during the second quarter of 1999. For the six months ended June 30, 1998, the payment of quarterly cash dividends was the primary use of these funds. These cash outlays were partially offset by proceeds from the exercise of stock options.

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

The Company is currently upgrading its computer systems and operations to ensure that all such systems are, or will be prior to January 1, 2000, Y2K compliant. The Company estimates that it will incur aggregate costs of $60,000 for such upgrade, of which the Company has incurred $40,000 to date. Such costs will be borne out of the Company's general working capital funds. There can be no assurance, however, the Company will achieve full Y2K compliance before the end of 1999 or that such costs will not increase.

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

Although the Company anticipates, although there can be no assurance, that its computer systems and operations will be fully Y2K compliant by the end of 1999, the Company does not currently have any contingency plans in the event such systems and operations are not, and there can be no assurance that any effective contingency plans will be developed or implemented. A failure of the Company to effectively upgrade its computer systems to become Y2K compliant before the end of 1999 could have a material adverse effect on the Company's business, financial position and results of operations. The most reasonably likely worst case scenario would be a systems failure beyond the control of the Company from operating its business. The Company believes that such a failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

                           PART II - OTHER INFORMATION

            Item 1.  LEGAL PROCEEDINGS

                     See Part II - Item 1. Legal Proceedings included in the Company's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 1999.

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

           Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                     11.1   Computation of per share earnings

                     27     Financial Data Schedule

                (b)  Reports on Form 8-K: Not Applicable.

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


                                     WIRELESS TELECOM GROUP, INC.
                                     ----------------------------
                                     (Registrant)


Date:  July 30, 1999                 /s/ Edward Garcia
                                     ----------------
                                     Edward Garcia
                                     Chairman and Chief Executive Officer



Date:  July 30, 1999                 /s/ Demir Richard Eden
                                     ---------------------
                                     Demir Richard Eden
                                     Acting Chief Financial Officer