Form 10-Q
period 1999-09-30
WIRELESS TELECOM GROUP INC
filed 1999-11-10
CIK 878828

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                For Quarter Ended

                               September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from              to

                             Commission file number

                                     1-11916

                          WIRELESS TELECOM GROUP, INC.

             (Exact name of registrant as specified in its charter)


             New Jersey                                      22-2582295
---------------------------------------                 -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

         East 64 Midland Avenue
          Paramus, New Jersey                                  07652
---------------------------------------                 -------------------
(Address of principal executive offices)                    (Zip Code)


                                 (201) 261-8797

               --------------------------------------------------
               Registrant's telephone number, including area code

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                              --    --

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                                17,139,998
------------------------------                           -------------------
           Class                                         Outstanding Shares
                                                         At November 8, 1999

                          WIRELESS TELECOM GROUP, INC.

                                Table of Contents


                                                                                                 Page(s)
PART I.  FINANCIAL INFORMATION
         Item 1 -- Consolidated Financial Statements:
                   Condensed Balance Sheets as of September 30, 1999
                        (unaudited) and December 31, 1998                                           3

                   Condensed Statements of Operations for the Three and Nine
                        Months Ended September 30, 1999 and 1998 (unaudited)                        4

                   Condensed Statements of Cash Flows for the Nine
                        Months Ended September 30, 1999 and 1998 (unaudited)                        5

                   Notes to Interim Condensed Financial Statements (unaudited)                    6-7

         Item 2 -- Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                           7-10

PART II. OTHER INFORMATION

         Item 1 -- Legal Proceedings                                                               10

         Item 2 -- Changes in Securities                                                           10

         Item 3 -- Defaults upon Senior Securities                                                 10

         Item 4 -- Submission of Matters to a Vote of Security Holders                             10

         Item 5 -- Other Information                                                               10

         Item 6 -- Exhibits and Reports on Form 8-K                                                11

Signatures                                                                                         12

Exhibit 11.1                                                                                       13

Exhibit 27                                                                                         14


                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   -ASSETS-

                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                  1999               1998
                                                                              ------------       ------------
                                                                               (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents (Note 1)                                         $ 23,623,799     $   9,031,724
    Accounts receivable -- net of allowance for
      doubtful accounts of $78,837 and $134,013, respectively                       935,520         2,611,953
    Inventories                                                                   1,383,240         7,862,143
    Prepaid expenses and other current assets                                       108,780         1,109,495
                                                                               ------------     -------------

TOTAL CURRENT ASSETS                                                             26,051,339        20,615,315

PROPERTY, PLANT AND EQUIPMENT - NET                                                 643,787         2,875,426

OTHER ASSETS                                                                      3,959,640           631,458
                                                                               ------------     -------------
                                                                               $ 30,654,766      $ 24,122,199
                                                                               ============     =============

                    -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES
    Accounts payable                                                           $    559,511      $    780,410
    Accrued expenses and other current liabilities                                1,715,039           195,784
    Income tax payable                                                              603,745                 -
                                                                               ------------      ------------
TOTAL CURRENT LIABILITIES                                                         2,878,295           976,194
                                                                               ------------      ------------
DEFERRED INCOME TAXES                                                               306,610           306,610
                                                                               ------------      ------------
OTHER L/T LIABILITIES                                                               161,108                 -
                                                                               ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (NOTE 4):
    Preferred stock, $.01 par value, 2,000,000
      shares authorized, none issued                                                      -                 -
    Common stock, $.01 par value, 30,000,000 shares
      authorized, 17,702,298 issued                                                 177,023           177,023
    Additional paid-in-capital                                                    6,631,061         6,631,061
    Retained earnings                                                            21,724,824        16,299,120
    Treasury stock at cost, 562,300 and 145,000 shares,
       respectively                                                              (1,224,155)         (267,809)
                                                                               ------------      ------------
                                                                                 27,308,753        22,839,395
                                                                               ------------      ------------
                                                                               $ 30,654,766      $ 24,122,199
                                                                               ============      ============

   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          For the Three Months                For the Nine Months
                                                          Ended September 30,                 Ended September 30,
                                                        -----------------------             ------------------------
                                                          1999               1998             1999              1998
                                                          ----               ----             ----              ----
NET SALES                                             $ 1,793,879      $ 1,383,343          $ 5,103,298     $  5,455,067
                                                      -----------      -----------          -----------     ------------
COSTS AND EXPENSES
    Cost of sales                                         526,070          659,855            1,479,787        2,197,062
    Operating expenses                                    694,259          667,026            1,738,035        1,992,799
    Interest, dividend and other income                  (350,140)        (112,337)            (867,855)        (303,734)
                                                       ----------       ----------           ----------     ------------
TOTAL COSTS AND EXPENSES                                  870,189        1,214,544            2,349,967        3,886,127
                                                       ----------       ----------           ----------     ------------
INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                              923,690          168,799            2,753,331        1,568,940

PROVISION FOR INCOME TAXES                                255,094           61,591              906,364          563,438
                                                       ----------       ----------           ----------     ------------
INCOME FROM CONTINUING OPERATIONS                         668,596          107,208            1,846,967        1,005,502

DISCONTINUED OPERATIONS (NOTE 1):
    Income (Loss) from discontinued
       operations - net of income taxes                       333         (242,397)               8,353         (313,827)
    Gain (Loss) on sale of test equipment
       business - net of income taxes                     (17,267)               -            3,570,384                -
                                                       ----------       ----------          -----------     ------------
NET INCOME (LOSS)                                      $  651,662       $ (135,189)         $ 5,425,704     $    691,675
                                                       ==========       ==========          ===========     ============

NET INCOME (LOSS) PER COMMON
SHARE (NOTE 2):

     BASIC
           Continuing Operations                       $      .04       $      .00          $       .11     $        .06
           Discontinued Operations                            .00             (.01)                 .20             (.02)
                                                       ----------       ----------          -----------     ------------
                                                       $      .04       $     (.01)         $       .31     $        .04
                                                       ==========       ==========          ===========     ============
     DILUTED
           Continuing Operations                       $      .04       $      .00          $       .11     $        .06
           Discontinued Operations                            .00             (.01)                 .20             (.02)
                                                       ----------       ----------          -----------     ------------
                                                       $      .04       $     (.01)         $       .31     $        .04
                                                       ==========       ==========          ===========     ============

   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Nine Months
                                                                       Ended September 30,
                                                                     ----------------------
                                                                   1999              1998
                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                   $  5,425,704        $   691,675
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                   322,715            335,423
    Deferred income taxes                                                 -             19,970
    Other Income                                                    (38,892)                 -
    Provision for losses on accounts receivable                     410,914             25,672
    Gain on sale of discontinued division                        (5,571,467)                 -
  Changes in assets and liabilities:
    Decrease in accounts receivable                               1,265,518          1,168,927
   (Increase) decrease in inventories                              (181,949)         1,155,100
   (Increase) decrease in prepaid expenses and other assets         889,083           (727,407)
   (Decrease) in accounts payable and accrued expenses             (400,309)          (280,199)
    Increase in income taxes payable                                603,745                  -
                                                                  ---------          ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES              2,725,062          2,389,161
                                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                           (178,477)          (949,506)
    Officer's life insurance                                         24,159                  -
    Proceeds from sale of discontinued division                  17,230,730                  -
    Proceeds from covenant not to compete                           200,000                  -
    Purchase of Noise Product line                               (2,500,000)                 -
    Expenses related to disposal                                 (1,953,052)                 -
                                                                 ----------          ---------
        NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES     12,823,360           (949,506)
                                                                 ----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                        -           (877,545)
    Proceeds from exercise of stock options                               -            208,978
    Acquisition of treasury stock                                  (956,347)                 -
                                                                 ----------          ---------
         NET CASH (USED FOR) FINANCING ACTIVITIES                  (956,347)          (668,567)
                                                                 ----------          ---------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                       14,592,075            771,088
  Cash and cash equivalents, at beginning of year                 9,031,724          7,546,625
                                                                -----------         ----------
  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                   $23,623,799         $8,317,713
                                                                ===========         ==========

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
         Taxes                                                  $ 2,068,780         $1,038,000



   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

                  The condensed consolidated balance sheet as of September 30, 1999 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiary WTG Foreign Sales Corporation. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

                  On March 11, 1999 the Company consummated the sale of all of its Wireless Test Equipment Business to Telecom Analysis Systems, Inc., a New Jersey corporation ("TAS"), for a purchase price of approximately $19 million ($1.5 million which is held in escrow to secure certain obligations of the Company under the Asset Purchase Agreement) pursuant to an Asset Purchase Agreement, dated January 7, 1999, between the Company and TAS (the "Asset Purchase Agreement"). Also, pursuant to the Asset Purchase Agreement, the Company purchased TAS' products relating to single-function noise generation (the "Noise Assets") for a purchase price of approximately $2.5 million, and the Company and TAS entered into non-competition agreements with the business associated with the respective products purchased by each.

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

                  The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTRODUCTION

         Wireless Telecom Group, Inc., a New Jersey corporation (the "Company") develops, manufactures and markets a wide variety of electronic noise sources, and in addition, until March 11, 1999 test instruments for the wireless telecommunications industry. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communications systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television. On March 11, 1999, the Company consummated the sale of all its Wireless Test Equipment Business to Telecom Analysis Systems, Inc., a New Jersey corporation ("TAS"), for a purchase price of approximately $19 million ($1.5 million of which is held in escrow to secure certain obligations of the Company under the Asset Purchase Agreement) pursuant to an Asset Purchase Agreement, dated January 7, 1999, between the Company and TAS (the "Asset Purchase Agreement"). Also, pursuant to the Asset Purchase Agreement, the Company purchased TAS' products relating to the single-function noise generation business (the "Noise Assets") for a purchase price of approximately $2.5 million, and the Company and TAS entered into non-competition agreements with the businesses associated with the respective products purchased by each.

         The financial information as regards continuing operations presented herein includes:

         (i) Condensed consolidated balance sheets as of September 30, 1999 and as of December 31, 1998 (ii) Condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and (iii) Condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998.

         CONTINUING OPERATIONS

         For the nine months ended September 30, 1999 as compared to the corresponding period of the previous year, net sales from continuing operations decreased to $5,103,298 from $5,455,067 a decrease of $351,769 or 6.4%. For the quarter ended September 30, 1999 as compared to the corresponding period of the previous year, net sales from continuing operations increased to $1,793,879 from $1,383,343 an increase of $410,536 or 29.7%. This decrease/increase was due to the timing of shipments and product mix.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's gross profit on net sales for the nine months ended September 30, 1999 was $3,623,511 or 71.0% as compared to $3,258,005 or
         59.7% for the nine months ended September 30, 1998. Gross profit on net sales for the quarter ended September 30, 1999 was $1,267,809 or 70.7% as compared to $723,488 or 52.3% for the three months ended September 30, 1998. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

         Operating expenses for the nine months ended September 30, 1999 were $1,738,035 or 34.1% of net sales as compared to $1,992,799 or 36.5% of net sales for the nine months ended September 30, 1998. Operating expenses for the quarter ended September 30, 1999 were $694,259 or 38.7% of net sales as compared to $667,026 or 48.2% of net sales for the quarter ended September 30, 1998.

         For the nine months ended September 30, 1999 as compared to the same period of the prior year, operating expenses decreased in dollars by $254,764. This decrease is primarily due to controlled expenditures for research and development, advertising and selling, and commission expenses. For the three months ended September 30, 1999 as compared to the same quarter in the prior year, operating expenses increased by $27,233. This is primarily due to an increase in professional and legal fees.

         Interest, dividend and other income increased by $564,121 for the nine months ended September 30, 1999 and by $237,803 for the quarter ended September 30, 1999. This increase was due to a higher average investment balance during 1999 as a result of the increase in cash from the sale of assets described above. Additionally, interest rates have increased in the past quarter.

         Net income from continuing operations increased to $1,846,967, or $.11 per share, for the nine months ended September 30, 1999 as compared to $1,005,502, or $.06 per share for the nine months ended September 30, 1998. The Company realized net income from continuing operations for the quarter ended September 30, 1999 of $668,596 or $.04 per share as compared to net income from continuing operations of $107,208 or $.00 per share for the three months ended September 30, 1998. The explanation of these changes can be derived from the analysis given above of operations for the three and nine month periods ending September 30, 1999 and 1998, respectively.

         LIQUIDITY AND CAPITAL RESOURCES:

         The Company's working capital has increased by $3,533,923 to $23,173,044 at September 30, 1999, from $19,639,121 at December 31,
         1998. At September 30, 1999 the Company had a current ratio of 9.1 to 1, and a ratio of debt to net worth of .12 to 1. At December 31, 1998 the Company had a current ratio of 21.1 to 1, and a ratio of debt to net worth of less than .1 to 1.

         The Company realized cash provided by operations of $2,725,062 for the nine month period ending September 30, 1999. This increase was primarily due to cash provided by net income of $5,425,704, a reduction of outstanding receivables of $1,265,518, a reduction of prepaid expenses of $889,083 and an increase in income taxes payable of $603,745 which was offset by the gain in the sale of discontinued operations of $5,571,467.

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

         Operating activities provided $2,389,161 in cash flow for the comparable nine month period in 1998. Cash provided by net income of $691,675, a reduction of outstanding receivables of $1,168,927 and a reduction of inventory of $1,155,100 was offset by an increase in prepaid expenses of $727,407 and a decrease in accounts payable of $280,199.

         Net cash provided by investing activities for the nine months ended September 30, 1999 was $12,823,360. In 1999, the Company realized proceeds of $17,230,730 from the sale of its Wireless Test Equipment Business partially offset by $2,500,000 for the purchase of the Noise Product Line from Telecom Analysis Systems, and $1,953,052 for expenses relating to the disposal of the Wireless Test Equipment Business. For the nine months ended September 30, 1998, net cash used for investing activities was $949,506. In 1998, these funds were used for capital expenditures.

         Net cash used for financing activities for the nine month periods ending September 30, 1999 and 1998 was $956,347 and $668,567,
         respectively. The Company reacquired shares of its common stock in the open market during the second and third quarters of 1999. For the nine months ended September 30, 1998, the payment of quarterly cash dividends was the primary use of these funds. These cash outlays were partially offset by proceeds from the exercise of stock options.

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

         IMPACT OF THE YEAR 2000 ISSUE

         The Company is in the process of assessing its information technology ("IT") and non-IT computer systems and operations to identify and determine the extent to which any such systems will be susceptible to potential malfunctions as a result of the Year 2000 ("Y2K") problem. The Y2K problem arose because many existing computer programs use only the last two digits to refer to a particular year, rather than four. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". Any of the Company's systems utilizing such last two-digit system to refer to a particular year may not recognize the year 2000; but rather, assume the year to be 1900. This could potentially result in major systems failures or miscalculations, causing disruption of operations, including, but not limited to, a temporary inability to process transactions, billing and customer service or to engage in normal business activities.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company is currently upgrading its computer systems and operations to ensure that all such systems are, or will be prior to January 1, 2000, Y2K compliant. The Company estimates that it will incur aggregate costs of $60,000 for such upgrade, of which the Company has incurred $52,000 to date. Such costs will be borne out of the Company's general working capital funds. There can be no assurance, however, the Company will achieve full Y2K compliance before the end of 1999 or that such costs will not increase.

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

         The Company anticipates, although there can be no assurance, that its computer systems and operations will be fully Y2K compliant by the end of 1999, the Company does not currently have any contingency plans in the event such systems and operations are not, and there can be no assurance that any effective contingency plans will be developed or implemented. A failure of the Company to effectively upgrade its computer systems to become Y2K compliant before the end of 1999 could have a material adverse effect on the Company's business, financial position and results of operations. The most reasonably likely worst case scenario would be a systems failure beyond the control of the Company from operating its business. The Company believes that such a failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions that could be of a material nature.

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

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits:

                       11.1   Computation of per share earnings

                       27     Financial Data Schedule

                 (b)   Reports on Form 8-K:

                       1. Form 8-K, dated September 7, 1999, reporting on
                          Item 5, the execution of an Agreement and Plan of Reorganization (the "Agreement") among the Registrant, WTT Acquisition Corp. (a wholly owned subsidiary of the Registrant), Boonton Electronics Corp. and certain Boonton shareholders.

                      2. Form 8-K, dated October 27, 1999, reporting on Item 5, the termination of the above referenced Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WIRELESS TELECOM GROUP, INC.
                                           -------------------------------
                                           (Registrant)


         Date:  November 8, 1999           /S/Edward Garcia
                                           -------------------------------
                                           Edward Garcia
                                           Chairman and Chief Executive Officer


         Date:  November 8, 1999           /S/Demir Richard Eden
                                           -------------------------------
                                           Demir Richard Eden
                                           Acting Chief Financial Officer