Form 10-K405
period 1999-12-31
WIRELESS TELECOM GROUP INC
filed 2000-03-30
CIK 878828

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

                         Commission file number 1-11916

                          WIRELESS TELECOM GROUP, INC.
             (Exact name of registrant as specified in its charter)

              New Jersey                                        22-2582295
    --------------------------------                         ----------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

        East 64 Midland Avenue,
          Paramus, New Jersey                                     07652
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                                 (201) 261-8797
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
         Title of each class                           on which registered
--------------------------------------           ------------------------------
Common Stock, par value $.01 per share               American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
             ------------------------------------------------------
                                      none

                                (Title of Class)

         Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on March 15, 2000: $119,869,778

         Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 15, 2000: 17,214,754

===============================================================================
                       DOCUMENTS INCORPORATED BY REFERENCE

                                       N/A

                                     PART I

ITEM 1.  BUSINESS

         Wireless Telecom Group, Inc., a New Jersey corporation (the "Company"), develops, manufactures and markets a wide variety of electronic noise sources, and in addition, until March 11, 1999, test instruments for the wireless telecommunication industry. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communications systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television. On March 11, 1999, the Company consummated the sale of its wireless and satellite test equipment business ("Wireless Test Equipment Business"). See "Sale of Division".

MARKET

         Since the Company's incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products to various customers. In 1993, the Company expanded its product line to include test equipment designed specifically for use by commercial customers in wireless communications, and, as stated above, disposed of such business on March 11, 1999. Approximately 82% of the Company's sales in fiscal 1999 were derived from commercial applications. The remaining sales (approximately 18%) were comprised of sales made to the United States government (particularly the armed forces) and prime defense contractors.

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

         The Company's noise source products are used in radar systems as part of built-in test equipment to continuously monitor the radar receiver and in satellite communications where the use of back-up receivers are becoming more common as the demand for communication availability and reliability is increasing. Testing by the Company's noise source products assures that the back-up receiver is always functional and ready should the communication using the first receiver fail. The Company's noise source products can test satellite communication receivers for video, telephone and data communications.

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

         The Company's products have extended useful lives but are generally recalibrated every year to ensure their accuracy. The Company provides recalibration services for a fee to its domestic and international customers and also calibrates test equipment manufactured by others. Although such services accounted for less than 5% of fiscal 1999 sales, the Company feels this area will continue to grow as more products are sold into the global marketplace.

SALE OF DIVISION

         On March 11, 1999 the Company consummated the sale of all of its Wireless Test Equipment Business to Telecom Analysis Systems, Inc., a New Jersey corporation ("TAS"), for a purchase price of approximately $19 million pursuant to an Asset Purchase Agreement, dated January 7, 1999, between the Company and TAS (the "Asset Purchase Agreement"). Also, pursuant to the Asset Purchase Agreement, the Company purchased TAS' products relating to single-function noise generation (the "Noise Assets"), and the Company and TAS entered into non-competition agreements with the businesses associated with the respective products purchased by each. In consideration for TAS' sale of the Noise Assets and TAS' entering into a non-compete agreement with the Company, the Company paid $2.5 million to TAS.

MARKETING AND SALES

         As of March 15, 2000, the Company's in-house marketing and sales force currently consists of two individuals. The Company attempts to promote the sale of its products to customers and manufacturers' representatives through its product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions. The Company believes that extensive advertising is a major factor in generating in-house sales.

         The Company's products are sold globally through its in-house sales people and by over thirty non-exclusive manufacturers' representatives. Generally, manufacturers' representatives do not stock inventories of the Company's products. Manufacturers' representatives accounted for an aggregate of 49% and 42% of the Company's sales for the years ended December 31, 1999 and 1998, respectively. For the years ended December 31, 1999 and 1998, one of the Company's representatives accounted for approximately 20% and 7% of sales, respectively. The Company does not believe that, although there can be no assurance, the loss of any or all of its representatives would have a material adverse affect on its business.

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

CUSTOMERS

         Since its inception in 1985, the Company has sold its products to more than 1,000 customers. The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors which incorporate the Company's products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 1999, approximately 82% of sales were derived from commercial applications. The remaining sales were comprised of government and military applications.

         For fiscal 1999, no one customer accounted for more than 10% of total sales. The Company's largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse effect on its business.

         Export sales, including sales of discontinued operations, for fiscal 1999 were $2,529,000, or approximately 30% of total sales. These sales were made predominantly to customers in Asia ($1,366,000 or 16%) and Europe ($884,000 or 11%). In February 1996, the Company established a Foreign Sales Corporation
(FSC). The Company receives a federal tax deduction for a portion of its export profits. See Note 5 of Notes to the Financial Statements.

RESEARCH AND DEVELOPMENT

         The Company currently maintains an engineering staff (six individuals as of March 15, 2000) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering-support personnel and were $581,000 and $2,348,000 for the years ended December 31, 1999 and 1998, respectively. See Note 1 of Notes to the Financial Statements.

         Research and development expenditures for fiscal 1999 have decreased from fiscal 1998 levels due to the sale of the Wireless Test Equipment Business. Notwithstanding, the Company continues to consider its research and development efforts to be vital to its future business expansion and success.

COMPETITION

         The Company competes against many companies which utilize similar technology to that of the Company, some which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than the Company, including Hewlett Packard and Agilent Technologies.

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

BACKLOG

         The Company's backlog of firm orders was approximately $1,100,000 at December 31, 1999, compared to $1,600,000 at December 31, 1998. It is anticipated that all of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

INVENTORY, SUPPLIES AND MANUFACTURING

         The Company purchases components, devices and subassemblies from a wide variety of sources. For example, its noise source diodes, a key component in all of its noise source products, are made by third parties in accordance with the Company's designs and specifications. The Company's inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company's operations. No third party supplier accounted for more than 10% of the Company's total inventory purchases for fiscal 1999. See "-Marketing and Sales."

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

EMPLOYEES

         As of March 15, 2000, the Company had 28 full-time employees, including its officers, 14 of whom are engaged in manufacturing and repair services, 6 in administration and financial control, 6 in engineering and research and development, and 2 in marketing and sales.

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

ITEM 2.  PROPERTIES

         The Company leases a 25,000 square foot facility located in Paramus, New Jersey which is currently being used as its principal corporate headquarters and manufacturing plant. The Company also owns a 44,000 square foot facility located in Mahwah, New Jersey. In connection with the sale of the Wireless Test Equipment Business to TAS in March 1999, the Company subleased 40% of the Mahwah premises (excluding the warehouse area of the leased premises) to TAS for a period of twelve months. Such lease will terminate as of March 31, 2000. Also, in 1998, the Company leased a 600 square foot facility in San Diego, California but has since terminated this lease. See Notes 3 and 8 of Notes to the Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         On March 15, 1999, a complaint was filed in the Superior Court of the State of California for the County of Orange. The action was brought by Mr. David Day, an individual; David Day d/b/a Day Test & Measurements and Day Test & Measurements, as plaintiffs against Noise Com, Inc., a New Jersey corporation; Wireless Telecom Group, Inc., a New Jersey corporation; Telecom Analysis Systems, Inc., Bowthorpe PLC and Does 1 through 100, inclusive, as defendants. The action sets forth several causes of action, including breach of contract and fraud relating to an alleged failure of the defendants to pay full commissions allegedly owed to the plaintiff. The plaintiffs allege damages in excess of $1 million from each of the defendants. The Company believes that the damages that might be awarded to the plaintiffs in connection with this matter would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

           2000 Fiscal Year                   High                Low
           ----------------                   ----                ---
             1st Quarter                     $9.88               $3.00
       (through March 15, 2000)

           1999 Fiscal Year
           ----------------
             1st Quarter                     $2.69               $1.50

             2nd Quarter                      2.94                1.56

             3rd Quarter                      2.31                1.69

             4th Quarter                      4.31                1.50


           1998 Fiscal Year
           ----------------
             1st Quarter                     $9.63               $5.63

             2nd Quarter                      7.88                2.31

             3rd Quarter                      3.81                1.44

             4th Quarter                      2.38                1.44

         On March 15, 2000 the Company had approximately 438 stockholders of record.

         The Company declared quarterly dividends from June 1999 until March 1998. The table below details quarterly dividends declared for the past two years. On May 15, 1998, the Company ceased paying a quarterly dividend.

                    Quarterly Dividends/Share of Common Stock

      Fiscal Year             1st Quarter            2nd Quarter            3rd Quarter            4th Quarter
      -----------             -----------            -----------            -----------            -----------

         1999                    $.00                   $.00                   $.00                   $.00

         1998                    $.05                   $.00                   $.00                   $.00

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below as of December 31, 1999, 1998, 1997, 1996 and 1995 were derived from the Company's financial statements after restatement for discontinued operations accounting (See Note 1 of Notes to Financial Statements). The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, the financial statements and related notes contained elsewhere in this Form 10-K.

   SELECTED STATEMENT OF OPERATIONS DATA:             1999              1998              1997             1996              1995
   --------------------------------------             ----              ----              ----             ----              ----

                                Net Sales       $6,848,557        $6,834,815        $6,762,833       $5,843,225        $4,982,629

        Income from continuing operations        3,682,962         1,785,048         2,052,573        1,908,172         1,494,788
                      Before income taxes

               Provision for income taxes        1,260,169           329,443           744,953          684,827           565,030

    Net income from continuing operations        2,422,793         1,455,605         1,307,620        1,223,345           929,758

              SELECTED PER SHARE DATA(1):
              ---------------------------
    Net income from continuing operations             $.14              $.08              $.07             $.07              $.05
               per common share - Diluted

   Shares used in computation of earnings       17,441,552        17,548,460        17,785,882       17,735,007        17,510,538
                      per share - Diluted

          Cash dividends per common share             $.00              $.05              $.20             $.15              $.08

             SELECTED BALANCE SHEET DATA:
             ----------------------------
                          Working Capital      $24,775,641       $22,078,429       $19,452,489      $16,183,137       $11,650,974
                             Total Assets       33,365,375        24,091,815        24,211,054       19,044,242        13,402,353
                        Total liabilities        4,890,425         1,252,420         1,982,823        1,444,716           953,938
                     Shareholders' equity       28,474,950        22,839,395        22,228,231       17,599,526        12,448,415

---------------------
(1)      Common share data has been  adjusted to reflect the 2-for-1 and 3-for-2  stock splits paid on May 28, 1996 and July 18, 1995, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This information is presented after restatement for discontinued operations accounting (See Note 1 of Notes of Financial Statements). This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

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

RESULTS OF CONTINUING OPERATIONS
YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

         Net sales for the year ended December 31, 1999 were $6,848,557 as compared to $6,834,815 for 1998, an increase of $13,742 or .2%.

         The Company's gross profit on net sales for the year ended December 31, 1999 was $4,827,232 or 70.5% as compared to $4,082,377 or 59.7% as reported in the previous year. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

         Operating expenses for the year ended December 31, 1999 were $2,384,782 or 34.8% of net sales as compared to $2,701,676 or 39.5% of net sales for the year ended December 31, 1998. For the year ended December 31, 1999 as compared to the prior year, operating expenses decreased in dollars by $316,894. This decrease is attributable to a reduction in research and development expense as well as a decrease in bad debt expense. The decrease in these and other expenses relate to the sale of the Wireless Test Equipment Business in March, 1999.
(see Note 1 of Notes of Financial Statements).

         Interest, dividend and other income increased by $836,165 for the year ended December 31, 1999. The increase was due to a larger average investment balance in 1999 resulting primarily from the proceeds from the sale of the Wireless Test Equipment Business.

         Net income from continuing operations increased to $2,422,793 or $.14 per share on a diluted basis, for the year ended December 31, 1999 as compared to $1,455,605 or $.08 per share on a diluted basis, for the year ended December 31, 1998. The explanation of this increase can be derived from the operational analysis provided above.

RESULTS OF CONTINUING OPERATIONS
YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital has increased by $2,697,212 to $24,775,641 at December 31, 1999, from $22,078,429 at December 31, 1998. At
December 31, 1999, the Company had a current ratio of 19.9 to 1, and a ratio of debt to net worth of .17 to 1. At December 31, 1998, the Company had a current ratio of 24.3 to 1, and a ratio of debt to net worth of less than .1 to 1.

         Net cash provided from operations has allowed the Company to meet its liquidity requirements, research and development activities and capital expenditures. Operating activities provided $2,594,885 in cash for the year ending December 31, 1999 compared to $3,213,069 and $4,556,733 in cash flows for the years ending December 31, 1998 and 1997, respectively. Cash provided by operations was primarily due to net income, decreases in accounts receivable and increases in accounts payable, accrued expenses and income taxes payable.

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

         Net cash provided from investing activities for 1999 amounted to $11,515,921 as opposed to net cash used for investing activities of $1,059,403 and $1,733,068 for the years ending December 31, 1998 and 1997, respectively. From 1997 to 1998, capital expenditures for the new leased facilities in Mahwah were the primary use of funds. For 1999, the sale of the Wireless Test Equipment Business was the primary source of cash provided.

         Net cash used for financing activities was $1,003,026, $668,567 and $3,316,168 for the years ending December 31, 1999, 1998 and 1997, respectively. For 1999, the principal use of cash was for the acquisition of treasury stock. The payment of quarterly cash dividends was the primary use of these funds in 1998 and 1997. The Company also reacquired 20,000 shares of its common stock in the open market during the second quarter of 1997. These cash outlays were partially offset by proceeds from the exercise of stock options in 1998 and 1997.

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

IMPACT OF THE YEAR 2000 ISSUE

         Prior to January 1, 2000 the Company assessed its information technology ("IT") and non-IT computer systems and operations to identify and determine the extent to which any such systems would be susceptible to potential malfunctions as a result of the Year 2000 ("Y2K") problem. The Y2K problem arose because many existing computer programs use only the last two digits to refer to a particular year, rather than four. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". Any of the Company's systems utilizing such last two-digit system to refer to a particular year may not recognize the year 2000; but rather, assume the year to be 1900. This could potentially result in major system failures or miscalculations, causing disruption of operations, including, but not limited to, a temporary inability to process transactions, billing and customer service or to engage in normal business activities.

         The Company upgraded its computer systems and operations to ensure that all such systems are Y2K compliant. The Company estimates that it incurred aggregate costs of $60,000 for such upgrade. Such costs came from the Company's general working capital funds.

         In addition to assessing its own computer systems and operations, the Company conducted an external review of its vendors and suppliers. The Company does not believe that its relationship with any one vendor or supplier is material to the extent that such party's Y2K noncompliance would have a material adverse effect on the Company's business and operations. Notwithstanding, the Company may experience problems to the extent that a large number of its suppliers or vendors are not Y2K compliant, and there can be no assurance that such problems will not have a material adverse effect on the Company.

         The Company believes, although there can be no assurance, that its computer systems and operations are fully Y2K compliant. The Company does not currently have any contingency plans in the event such systems and operations are not, and there can be no assurance that any effective contingency plans will be developed or implemented. To date, in the year 2000, the Company has not experienced any internal or external Y2K problems.

INFLATION AND SEASONALITY

         The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not Applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The current directors and executive officers of the Company are as follows:

Name                                                 Age      Position
----                                                 ---      --------
Edward Garcia (1)(2)(3)..........................    35       Chairman of the Board, Chief Executive
                                                              Officer and President

Henry L. Bachman (4).............................    70       Director

John Wilchek (1)(4)..............................    59       Director

Demir Richard Eden (3)...........................    60       Director

Franklin H. Blecher .............................    71       Director

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

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

ITEM 11. EXECUTIVE COMPENSATION

               The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, the annual and long-term compensation for the Company's chief executive officer and its most highly compensated executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1999 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                                                COMPENSATION
                                                ANNUAL COMPENSATION                AWARDS
                                                -------------------             -------------
          NAME AND                                                                                     ALL OTHER
     PRINCIPAL POSITION         YEAR      SALARY        BONUS        OTHER         OPTIONS         COMPENSATION (1)
     ------------------         ----      ------        -----        -----         -------         ----------------
Edward Garcia
-Chairman of the Board, CEO
and President                  1999      $152,650     $100,000(2)        -          80,000              $8,081
                               1998      $128,376            -           -          75,000              $7,947
                               1997      $125,185     $ 20,000           -          25,000              $7,802

-----------------------
(1) Includes the total estimated value for the use of an automobile of $1,645, $1,470 and $1,420 for fiscal years ended December 31, 1999, 1998 and 1997, respectively, for Mr. Garcia. Also includes the total premiums paid on split-dollar life insurance for Mr. Garcia and the matching contribution to the Wireless Telecom Group 401(k) Profit Sharing Plan.
(2) Granted to Mr. Garcia in connection with the successful sale of the Wireless Test Equipment Business.

                       OPTION GRANTS IN FISCAL YEAR 1999

                                      INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------
                                                                                                  POTENTIAL REALIZABLE VALUE AT
                                                                                                  ASSUMED ANNUAL RATES OF STOCK
                                                                                                  PRICE APPRECIATION FOR OPTION
                                                                                                               TERM
                                                                                                  -----------------------------
                                                    PERCENT OF
                                                       TOTAL
                                    NUMBER OF         OPTIONS
                                   SECURITIES       GRANTED TO
                                   UNDERLYING      EMPLOYEES IN    EXERCISE OF
                                   OPTION/SARS      FISCAL YEAR     BASE PRICE
            NAME                   GRANTED (#)         1999           ($/SH)      EXPIRATION DATE     5% ($)         10% ($)
------------------------------     -----------      -----------   ------------    ---------------   ---------       ---------
Edward Garcia
-Chairman of the Board, CEO          80,000            24.4%          $1.69            4/15/09       $84,901         $215,155
and President


                        AGGREGATE OPTION EXERCISES IN THE
                 YEAR ENDED DECEMBER 31, 1999 AND OPTION VALUES

                                                                    Number of Unexercised              Value of Unexercised
                                                                          Options                     In-the-Money Options at
                                                                    at Fiscal Year End (1)              Fiscal Year End (2)
                                                              -------------------------------     -------------------------------
                        Shares Acquired       Value
         Name             on Exercise       Realized          Exercisable       Unexercisable     Exercisable       Unexercisable
         ----           ---------------     --------          -----------       -------------     -----------       -------------
Edward Garcia
-Chairman, CEO and             -               -                 72,000            148,000           $8,438            $153,750
President

----------------
(1)      Based upon the closing  market  price of the  Company's  Common  Stock  ($3.188 per share) on December 31,
         1999.
(2)      Based the aggregate value realized upon the date of exercise.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's Common Stock owned as of March 15, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and named executive officer, and (iii) all officers and directors as a group. Except as otherwise set forth below, the address of each such person is c/o Wireless Telecom Group, Inc., E. 64 Midland Avenue, Paramus, New Jersey, 07652.

                                                          AMOUNT AND NATURE OF
                         NAMES AND ADDRESSES          BENEFICIAL OWNERSHIP (1)             PERCENTAGE OWNED(2)
                         -------------------          ------------------------             -------------------
                           Edward Garcia (3)                           142,000                               *

                      Demir Richard Eden (4)                            45,000                               *
                        120-10 Audley Street
                             Kew Gardens, NY

                            John Wilchek (5)                            32,000                               *
                            211 Mohican Lane
                          Franklin Lakes, NJ

                     Franklin H. Blecher (6)                            22,500                               *
                           6039 Collins Ave.
                             Miami Beach, FL

                           Henry Bachman (7)                            17,000                               *
                               5 Brandy Road
                      Cold Spring Harbor, NY

                  All officers and directors                           258,500                            1.5%
  as a group (5 persons) (3) (4) (5) (6) (7)

                                FMR Corp (8)                         1,606,500                            9.3%
                        82 Devonshire Street
                            Boston, MA 02109

---------------------------
* Less than one percent.

(1) Except as otherwise set forth in the footnotes below, all shares are beneficially owned, and the sole voting and investment power is held by the persons named.

(2)      Based upon 17,214,754 shares of Common Stock outstanding as of March
         15, 2000.

(3) Includes 92,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 15, 2000. Excludes an aggregate of 128,000 shares of Common Stock subject to options which are not exercisable within 60 days of March 15, 2000.

(4) Includes 20,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 15, 2000. Excludes an aggregate of 80,000 shares of Common Stock subject to options which are not exercisable within 60 days of March 15, 2000.

                                       17







(5) Includes 20,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 15, 2000. Excludes an aggregate of 80,000 shares of Common Stock subject to options which are not exercisable within 60 days of March 15, 2000.

(6) Includes 20,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 15, 2000. Excludes an aggregate of 80,000 shares of Common Stock subject to options which are not exercisable within 60 days of March 15, 2000.

(7) Includes 16,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 15, 2000. Excludes an aggregate of 64,000 shares of Common Stock subject to options which are not exercisable within 60 days of March 15, 2000.

(8) Based on information set forth in Form 13-G dated February 14, 2000, filed with the Securities and Exchange Commission.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1)      Report of Independent Auditors
                  Consolidated Balance Sheets as of December 31, 1999 and 1998
                  Consolidated Statements of Operations for the Three Years in
                           the Period ended December 31, 1999
                  Consolidated Statements of Changes in Shareholders' Equity for
                           the Three Years in the Period ended December 31, 1999
                  Consolidated Statements of Cash Flows for the Three Years in the Period
                           ended December 31, 1999
                  Notes to Consolidated Financial Statements

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

                  10.11c   Amendment to Credit Agreement with Chase Manhattan Bank (6)

                  10.12    Lease between the Company and Paramus Parkway Building Associates (5)

                  10.13    Lease, July 14, 1998, between the Company and Panorama
                           Park, Inc., as amended

                  10.14    Asset Purchase Agreement, dated as of January 7, 1999,
                           between the Company and Telecom Analysis Systems, Inc.(7)

                  10.15    Non-Competition Agreement, dated March 11, 1999, between the Company and Telecom
                           Analysis Systems, Inc. relating to the Test Equipment Assets (7)

                  10.16    Non-Competition Agreement, dated March 11, 1999, between the Company and Telecom
                           Analysis Systems, Inc. relating to the Noise Assets (7)

                  11.1     Computation of Per Share Earnings

                  23.1     Consent of Independent Auditors  (Lazar Levine & Felix LLP)

                  27.1     Financial Data Schedule (EDGAR version only)

--------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1992 and incorporated by reference herein.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1996 and incorporated by reference herein.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1997 and incorporated by reference herein.
(7) Filed as an exhibit to the Company's Current Report on Form 8-K, dated March 11, 1999, filed with the Securities and Commission on March 26, 1999.
(b)      Reports on Form 8-K -- None
(c)      See Item 14(a)(3), above.
(d)      See Item 14(a)(2), above.

                               S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WIRELESS TELECOM GROUP, INC.

         Date: March 27, 2000        By:  /s/  Edward Garcia
                                          -------------------------------------
                                          Edward Garcia, Chairman of the Board,
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                              Title                         Date
                ----                              -----                         ----
/s/ Edward Garcia                        Chairman of the Board,                 March 27, 2000
--------------------------------------   Chief Executive Officer
Edward Garcia

--------------------------------------   Director
           John Wilchek

/s/ Demir Richard Eden                   Director                               March 27, 2000
-------------------------------------
Demir Richard Eden


/s/ Franklin H. Blecher                  Director                               March 27, 2000
-------------------------------------
Franklin H. Blecher


--------------------------------------   Director
Henry L. Bachman

Exhibits
--------

10.13         Lease, July 14, 1998, between the Company and Panorama Park, Inc., as amended

11.1          Computation of Per Share Earnings

23.1          Consent of Independent Auditors  (Lazar Levine & Felix LLP)

27.1          Financial Data Schedule (EDGAR version only)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                                                         Page(s)
                                                                         -------
Independent Auditors' Report                                              F - 2

Consolidated Financial Statements:
      Balance Sheets as of December 31, 1999 and 1998                     F - 3
      Statements of Operations for the Three Years in the Period
          Ended December 31, 1999                                         F - 4

      Statement of Changes in Shareholders' Equity for the Three
          Years in the Period Ended December 31, 1999                     F - 5

      Statements of Cash Flows for the Three Years in the Period
          Ended December 31, 1999                                         F - 6

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                     ------------------------------------------
                                     LAZAR LEVINE & FELIX LLP

New York, New York
February 11, 2000, except
as to Note 10 which is dated
March 2, 2000

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                   - ASSETS -

                                                                                                             December 31,
                                                                                                   ------------------------------
                                                                                                        1999              1998
                                                                                                   ------------       -----------
CURRENT ASSETS:
    Cash and cash equivalents                                                                      $ 22,139,504       $ 9,031,724
    Accounts receivable - net of allowance for doubtful accounts of
      $44,681 and $134,013 for 1999 and 1998, respectively                                              919,404         2,146,563
    Inventories                                                                                       1,389,887         1,201,291
    Prepaid expenses and other current assets                                                         1,636,245           982,803
    Net assets of discontinued operations (Note 1)                                                            -         9,661,858
                                                                                                   ------------       -----------
TOTAL CURRENT ASSETS                                                                                 26,085,040        23,024,239
                                                                                                   ------------       -----------
PROPERTY, PLANT AND EQUIPMENT - NET (Notes 1 and 2)                                                   4,857,565           975,769
                                                                                                   ------------       -----------

OTHER ASSETS:
    Goodwill net of accumulated amortization of $134,615                                              2,365,385                 -
    Other assets                                                                                         57,385            91,807
                                                                                                   ------------       -----------
                                                                                                      2,422,770            91,807
                                                                                                   ------------       -----------
                                                                                                   $ 33,365,375       $24,091,815
                                                                                                   ============       ===========
                                     - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
    Accounts payable                                                                              $     287,488      $    780,410
    Accrued expenses and other current liabilities                                                      772,011           165,400
    Current portion of mortgage payable (Note 3)                                                         31,509                 -
    Income taxes payable                                                                                218,391                 -
                                                                                                   ------------       -----------
 TOTAL CURRENT LIABILITIES                                                                            1,309,399           945,810
                                                                                                   ------------       -----------

DEFERRED INCOME TAXES (Note 7)                                                                          206,610           306,610
                                                                                                   ------------       -----------

LONG TERM LIABILITIES:
    Mortgage payable (Note 3)                                                                         3,229,976                 -
    Other                                                                                               144,440                 -
                                                                                                   ------------       -----------
TOTAL LONG TERM LIABILITIES                                                                           3,374,416                 -
                                                                                                   ------------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 6, 8 and 10)

SHAREHOLDERS' EQUITY (Note 4):
    Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                                 -                 -
    Common stock, $.01 par value, 30,000,000 shares authorized,
      17,702,298 shares issued for 1999 and 1998                                                        177,023           177,023
    Additional paid-in capital                                                                        6,631,061         6,631,061
    Retained earnings                                                                                22,937,701        16,299,120
    Treasury stock, at cost - 588,900 and 145,000 shares, respectively                               (1,270,835)         (267,809)
                                                                                                   ------------       -----------
                                                                                                     28,474,950        22,839,395
                                                                                                   ------------       -----------
                                                                                                   $ 33,365,375       $24,091,815
                                                                                                   ============       ===========

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                                                                            For the Year Ended December 31,
                                                                                    ---------------------------------------------
                                                                                       1999             1998              1997
                                                                                    ----------       ----------        ----------
NET SALES (Note 5)                                                                  $6,848,557       $6,834,815        $6,762,833
                                                                                    ----------       ----------        ----------
COSTS AND EXPENSES:
    Cost of sales                                                                    2,021,325        2,752,438         2,640,389
    Operating expenses (Note 1)                                                      2,384,782        2,701,676         2,176,472
    Interest, dividends and other income                                            (1,240,512)        (404,347)         (106,601)
                                                                                    ----------       ----------        ----------

TOTAL COSTS AND EXPENSES                                                             3,165,595        5,049,767         4,710,260
                                                                                    ----------       ----------        ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                             3,682,962        1,785,048         2,052,573
    Provision for income taxes (Note 7)                                              1,260,169          329,443           744,953
                                                                                    ----------       ----------        ----------

INCOME FROM CONTINUING OPERATIONS                                                    2,422,793        1,455,605         1,307,620

DISCONTINUED OPERATIONS:
    (Loss) income from operations of a product division
      disposed of - net of income taxes of ($1,540),( $39,805)
      and $3,781,247 for 1999, 1998 and 1997, respectively (Note 1)                      2,611         (175,874)        6,637,253
                                                                                    ----------       ----------        ----------
    Gain on sale of test equipment product division - net of income
      taxes of $2,228,640                                                            4,213,177                -                -
                                                                                    ----------       ----------        ----------

NET INCOME                                                                          $6,638,581       $1,279,731        $7,944,873
                                                                                    ==========       ==========        ==========

NET INCOME (LOSS) PER COMMON SHARE  - BASIC
    Continuing operations                                                                $0.14            $0.08             $0.07
    Discontinued operations                                                               0.24            (0.01)             0.39
                                                                                    ----------       ----------        ----------
                                                                                         $0.38            $0.07             $0.46
                                                                                    ==========       ==========        ==========
NET INCOME (LOSS) PER COMMON SHARE - DILUTED
    Continuing operations                                                                $0.14            $0.08             $0.07
    Discontinued operations                                                               0.24            (0.01)             0.38
                                                                                    ----------       ----------        ----------
                                                                                         $0.38            $0.07             $0.45
                                                                                    ==========       ==========        ==========

CASH DIVIDENDS PER COMMON SHARE                                                          $0.00            $0.05             $0.20
                                                                                    ==========       ==========        ==========



   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                                                    Additional                        Treasury
                                                         Common      Paid-in           Retained        Stock
                                                         Stock       Capital           Earnings       at Cost            Total
                                                       --------     ----------       -----------    -----------       -----------

Balance at December 31, 1996                           $175,029     $6,044,782      $ 11,441,707      $ (61,992)      $17,599,526

Dividends - $.20 per share                                 -           -              (3,489,646)        -             (3,489,646)

Purchase of treasury stock                                 -           -                 -             (207,483)         (207,483)

Exercise of stock options                                 1,106        378,189           -                1,666           380,961

Net income                                                 -           -               7,944,873        -               7,944,873
                                                       --------     ----------       -----------    -----------       -----------

Balance at December 31, 1997                            176,135      6,422,971        15,896,934       (267,809)       22,228,231

Dividends - $.05 per share                                 -            -               (877,545)        -               (877,545)

Exercise of stock options                                   888        208,090          -                -                208,978

Net income                                                 -            -              1,279,731         -              1,279,731
                                                       --------     ----------       -----------    -----------       -----------

Balance at December 31, 1998                            177,023      6,631,061        16,299,120       (267,809)       22,839,395

PURCHASE OF TREASURY STOCK                                 -            -                -           (1,003,026)       (1,003,026)

NET INCOME                                                 -            -              6,638,581         -              6,638,581
                                                       --------     ----------       -----------    -----------       -----------

BALANCE AT DECEMBER 31, 1999                           $177,023     $6,631,061       $22,937,701    $(1,270,835)      $28,474,950
                                                       ========     ==========       ===========    ============      ===========


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                                                                          For the Year Ended December 31,
                                                                                   ----------------------------------------------
                                                                                       1999            1998              1997
                                                                                   -----------     ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                                     $ 6,638,581     $  1,279,731      $  7,944,873
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                                  322,208          468,725           291,386
        Deferred income taxes                                                         (100,000)         181,206            60,329
        Provision for losses on accounts receivable                                    227,287           13,397            45,909
        Amortization of non-compete covenant                                           (55,560)               -                 -
        Gain on sale of discontinued division                                       (6,441,816)               -                 -
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                       999,872        2,103,290          (522,434)
      (Increase) decrease in inventory                                                (188,596)         948,087        (3,811,655)
      (Increase) decrease in prepaid expenses and other current assets                 (38,447)        (900,142)           70,547
      Increase (decrease) in accounts payable, accrued expenses and
        income taxes                                                                 1,231,356         (881,225)          477,778
                                                                                   -----------     ------------      ------------
        Net cash provided by operating activities                                    2,594,885        3,213,069         4,556,733
                                                                                   -----------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (1,101,701)      (1,089,322)       (1,523,529)
    Officers' life insurance                                                            20,152           29,919          (209,539)
    Proceeds from sale of discontinued division                                     17,230,730                -                 -
    Proceeds from covenant not to compete                                              200,000                -                 -
    Purchase of noise product line                                                  (2,500,000)               -                 -
    Expenses related to disposal of division                                        (2,333,260)               -                 -
                                                                                   -----------     ------------      ------------
        Net cash provided by (used in) investing activities                         11,515,921       (1,059,403)       (1,733,068)
                                                                                   -----------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                                        -            (877,545)       (3,489,646)
    Proceeds from exercise of stock options                                               -             208,978           380,961
    Acquisition of treasury stock                                                   (1,003,026)               -          (207,483)
                                                                                   -----------     ------------      ------------
        Net cash (used) for financing activities                                    (1,003,026)        (668,567)       (3,316,168)
                                                                                   -----------     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                     13,107,780        1,485,099          (492,503)

    Cash and cash equivalents, at beginning of year                                  9,031,724        7,546,625         8,039,128
                                                                                   -----------     ------------      ------------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                          $22,139,504     $  9,031,724      $  7,546,625
                                                                                   ===========     ============      ============
SUPPLEMENTAL INFORMATION:
    Cash paid during the year for:
      Taxes                                                                        $ 3,133,500      $ 1,038,000      $  4,350,000


   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 1 -  DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES:

          ORGANIZATION AND BASIS OF PRESENTATION:

          Wireless Telecom Group, Inc. and Subsidiaries (the Company), manufactures a wide variety of electronic noise sources which it sells to customers throughout the United States and through its foreign sales corporation to certain foreign customers. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries, WTG Foreign Sales Corporation and NC Mahwah, Inc. In March 1999, the Company consummated the sale of the assets of a product division which was in the business of designing, developing, assembling, manufacturing and selling certain wireless and satellite test equipment for a purchase price of approximately $19 million. The net assets sold to the purchaser aggregated approximately $10,000,000. The agreement also contained non-compete clauses and a provision for a portion of the purchase price ($2 million) to be placed in escrow to secure payment of certain indemnification obligations and/or purchase price adjustments. As of December 31, 1999, the balance held in escrow aggregated $1.5 million of which all but approximately $21,000 was released to the Company in March 2000.This product division is being accounted for as discontinued operations and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Operating results of the discontinued operations are as follows:

                                                              1999              1998             1997
                                                           ----------       -----------      -----------
          Net sales                                        $1,522,617       $10,465,848      $20,503,776
                                                           ----------       -----------      -----------
          Earnings (loss) before taxes                          4,151          (215,679)      10,418,500
          Income taxes (benefit)                                1,540           (39,805)       3,781,247
                                                           ----------       -----------      -----------
          Net earnings (loss) from
            discontinued operations                        $    2,611       $  (175,874)     $ 6,637,253
                                                           ==========       ===========      ===========

          The product division sold by the Company occupied the facilities located in Mahwah, New Jersey (see Note 8) and the purchaser subleased this facility for a twelve month period. In December 1999, the Company exercised its option to purchase this building (see Note 3).

          The agreement also provided for the Company to acquire the noise generation product line of the above purchaser and incorporate these assets and related business into its on-going operations. The cost of these assets, including a non-compete agreement, aggregated $2,500,000.

          All intercompany balances and transactions have been eliminated. The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies which are considered particularly significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

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

          Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large customer base. However, at December 31, 1999 primarily all of the Company's receivables do pertain to the telecommunications industry.

          The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and long term debt approximate fair value.

          CASH AND CASH EQUIVALENTS:

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts and commercial paper, all stated at cost, which approximates market value. As of December 31, 1999 and 1998, the Company had approximately $18,000,000 and $6,000,000, respectively, invested in commercial paper.

          INVENTORIES:

          Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          INVENTORIES (CONTINUED):

          Inventories, including the portion related to discontinued operations, consist of:

                                                                                       December 31,
                                                                          1999             1998
                                                                       ----------       ----------
          Raw materials                                                $1,177,637       $  688,471
          Work-in-process                                                  96,019          254,150
          Finished goods                                                  116,231          258,670
                                                                       ----------       ----------
                                                                       $1,389,887       $1,201,291
                                                                       ==========       ==========

          FIXED ASSETS AND DEPRECIATION:

          Fixed assets are reflected at cost. Depreciation and amortization are provided on a straight-line basis over the following useful lives:

               Building and improvements                          39 years

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

          INTANGIBLE ASSETS:

          Goodwill relative to the purchase of the noise generation product line (see Note 1), aggregating $2,500,000, is being amortized on a straight line basis over 15 years. Amortization expense for the year and accumulated amortization as of December 31, 1999 aggregated $134,615.

          REVENUE RECOGNITION:

          The Company recognizes revenue from all product sales at the time of shipment.

          RESEARCH AND DEVELOPMENT COSTS:

          Research and development costs, including those of discontinued operations, are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 1999, 1998 and 1997 were $581,383, $2,348,353 and
          $2,467,879, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          ADVERTISING COSTS:

          Advertising expenses, including those of discontinued operations, are charged to operations during the year in which they are incurred and aggregated $233,740, $697,849 and $665,573 for the years ended December 31, 1999, 1998 and 1997, respectively.

          INCOME TAXES:

          The Company has adopted SFAS 109, "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see also Note 7).

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

          POSTRETIREMENT BENEFITS:

          The Company does not currently provide any Postretirement benefits. However, the Company will utilize the provisions of SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," if such a plan is established.

          ACCOUNTING PRONOUNCEMENTS:

          SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

          SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", is effective for years beginning after December 31, 1997. The Company does not presently believe that it operates in more than one identifiable segment, however, see Note 5 regarding certain geographical sales information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          RECLASSIFICATIONS:

          Certain items on the financial statements for the 1998 and 1997 years have been reclassified to conform to the current year's presentation.

NOTE 2  - PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment, consists of the following:

                                                                                             December 31,
                                                                                1999             1998
                                                                             ----------       ----------
          Building and improvements                                          $3,547,711       $        -
          Machinery and equipment                                             1,247,382        1,209,435
          Furniture and fixtures                                                226,285          351,000
          Transportation equipment                                              121,522           86,472
          Leasehold improvements                                                192,259          353,300
                                                                             ----------       ----------
                                                                              5,335,159        2,000,207

          Less: accumulated depreciation and amortization                     1,177,594        1,024,438
                                                                             ----------       ----------
                                                                              4,157,565          975,769
          Add: land                                                             700,000                -
                                                                             ----------       ----------
                                                                             $4,857,565       $  975,769
                                                                             ==========       ==========

NOTE 3  - MORTGAGE PAYABLE:

          In December 1999, the Company exercised its option to purchase a facility, which was previously being leased, for a purchase price of $4,225,000 (including land). At the time of closing, the Company assumed the mortgage note, on this property, in the amount of $3,263,510. This note bears interest at an annual rate of 7.45%, requires monthly payments of principal and interest of $23,750 and matures in August 2013.

          Maturities of long-term debt for the next five years are $31,509, $36,910, $39,756, $42,821, $46,123, respectively and $3,064,366 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 4  - SHAREHOLDERS' EQUITY:

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

          The Company has paid quarterly cash dividends aggregating $877,545 and $3,489,646 for the years ending December 31, 1998 and 1997. No dividends were paid in 1999.

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

          Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively; risk-free interest rates of 5%, 5% and 6.1%; dividend yields of 1.5%, 1.9% and 2.6%; volatility factors of the expected market price of the Company's common stock of 62%, 60% and 65%; and a weighted average expected life of the options of seven years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 4  - SHAREHOLDERS' EQUITY (Continued):

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                             1999              1998             1997
                                                          ----------        ----------       ----------
               Net income from continuing operations:
                    As reported                           $2,422,793        $1,455,605       $1,307,620
                    Pro forma                              2,175,504         1,258,133        1,063,835
               Basic earnings per share:
                    As reported                                 $.14              $.08             $.07
                    Pro forma                                    .06               .06              .06
               Diluted earnings per share:
                    As reported                                  .14               .08              .07
                    Pro forma                                    .06               .06              .06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 4  - SHAREHOLDERS' EQUITY (Continued):

          A summary of stock activity, and related information for the years ended December 31, follows:

                                                                                        Weighted Average
                                                                       Options           Exercise Price
                                                                       -------          ----------------
          Outstanding, December 31, 1996                               904,060               $5.40
          Weighted average fair value of options
            granted during the year                                                           2.30
            Granted                                                    401,000                7.89
            Exercised                                                 (110,600)               3.44
            Canceled                                                  (101,060)               6.53
                                                                    ----------               -----
          Outstanding, December 31, 1997                             1,093,400                6.38
          Weighted average fair value of options
            granted during the year                                                           2.32
            Granted                                                  1,177,400                2.74
            Exercised                                                  (88,800)               2.35
            Canceled                                                  (935,000)               6.08
                                                                    ----------               -----
          Outstanding, December 31, 1998                             1,247,000                3.46

          Weighted average fair value of options
            granted during the year                                                           0.73
            Granted                                                    751,000                1.69
            Exercised                                                        -                   -
            Canceled                                                  (742,600)               3.32
                                                                    ----------               -----
               Outstanding, December 31, 1999                        1,255,400               $2.48
                                                                    ==========               =====
          Options exercisable:
            December 31, 1997                                          238,600               $4.84
            December 31, 1998                                          194,000                4.94
            December 31, 1999                                          197,280                4.23

          Exercise prices for options outstanding as of December 31, 1999 ranged from $1.69 to $6.75. The weighted average remaining contractual life of these options is eight years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 5  - OPERATIONAL INFORMATION AND EXPORT SALES:

          The Company's operations are in a single industry segment and involve the manufacture of various types of electronic test equipment. All of the Company's assets are domestic.

          For the years ended December 31, 1999, 1998 and 1997, no customer accounted for more than 10% of total assets.

          In addition to its in-house sales staff, the Company uses various manufacturers representatives to sell its products. For the years ended December 31, 1999, 1998 and 1997, one representative accounted for 20%, 7% and 18% of sales, respectively.

          Export sales, including sales related to discontinued operations, which are all transacted in US dollars, were approximately 30%, 35% and 31% of total sales for the years ended December 31, 1999, 1998 and 1997, respectively. Export sales by geographic location are as follows:

                                        1999            1998             1997
                                     ----------      ----------       ----------
                 Asia                $1,366,000      $3,307,000       $4,853,000
                 Europe                 884,000       2,658,000        3,002,000
                 Other                  279,000         173,000          501,000
                                     ----------      ----------       ----------
                                     $2,529,000      $6,138,000       $8,356,000
                                     ==========      ==========       ==========


NOTE 6  - 401(k) PROFIT SHARING PLAN:

          During the year ended December 31, 1990 the Company adopted a resolution to institute a 401(k) profit sharing plan effective January 1, 1991, to cover all eligible employees. The Company's contributions to the plan are discretionary but may not exceed 6% of participants' compensation. Contributions to the plan for the years ended December 31, 1999, 1998 and 1997 aggregated $30,191, $47,544 and $48,485, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 7  - INCOME TAXES:

          The components of income tax expense related to income from continuing operations are as follows:

                                          December 31,
                                 1999         1998         1997
                               --------     --------     --------
           Current:
              Federal          $990,531     $262,931     $582,977
              State             369,638       15,000      152,105
           Deferred:
              Federal           (72,824)      44,908        2,601
              State             (27,176)       6,604        7,270
                             ----------     --------     --------
                             $1,260,169     $329,443     $744,953
                             ==========     ========     ========

                 The components of deferred income taxes are as follows:

                                                                                             December 31,
                                                                                       ------------------------
                                                                                          1999         1998
                                                                                       ---------    -----------
                 Deferred tax assets:
                   Uniform capitalization of inventory costs for tax purposes          $ 175,000    $    56,083
                   Allowances for doubtful accounts                                       55,000         33,899
                 Deferred tax liabilities:
                   Tax over book depreciation                                           (315,610)      (268,192)
                   Other                                                                (121,000)      (128,400)
                                                                                       ---------    -----------
                 Net deferred tax liability                                            $(206,610)     $(306,610)
                                                                                       =========    ===========

                 The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                                                December 31,
                                                                   ---------------------------------------
                                                                      1999           1998           1997
                                                                     -----         -------        --------
                                                                     % of           % of            % of
                                                                    Pre Tax        Pre Tax         Pre Tax
                                                                   Earnings        Earnings       Earnings
                                                                   --------        --------       ---------
                 Statutory federal income tax rate                   34.0%           34.0%          35.0%
                 State income tax                                     6.1             5.1            5.2
                 Foreign sales corporation                           (1.2)           (2.9)          (0.8)
                 Other, including research and development
                   credit, capital gains treatment                   (4.7)          (17.7)          (3.1)
                                                                   --------        --------       ---------
                                                                     34.2%           18.5%          36.3%
                                                                   ========        ========       =========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 8  - COMMITMENTS AND CONTINGENCIES:

          WARRANTIES:

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

          LEASES:

          The Company currently leases a 25,000 square foot facility in Paramus, New Jersey which is used as its principal corporate headquarters and manufacturing plant. The lease on the facility includes an option for the Company to rent additional space within the complex. The lease on this space terminates in 2006 and the Company has an option to renew this lease for an additional five year term. In 1998, the Company leased an additional 600 square foot facility in San Diego, California. This lease was terminated in 1999.

          On July 14, 1998 the Company entered into a 15 year lease for a 44,000 square foot facility located in Mahwah, New Jersey. This new facility was leased to serve as the headquarters and manufacturing plant for one of the Company's divisions. In December 1999, the Company exercised its option to purchase this building (see Note 3).

          The Company is also responsible for its proportionate cost of utilities, repairs, taxes and insurance. The future minimum lease payments are shown below:

                   2000                        $   247,700
                   2001                            247,700
                   2002                            247,700
                   2003                            247,700
                   2004                            247,700
                   Thereafter                      371,550
                                              ------------
                                                $1,610,050
                                              ============

          Rent expense for the years ended December 31, 1999, 1998 and 1997 was $279,302, $480,161 and $378,930, respectively.

          LITIGATION:

          In March 1999, a complaint was filed in the Superior Court of the State of California by Mr. David Day, an individual, et al as plaintiffs against the Company and various other entities. In the lawsuit, Mr. Day claims that while acting as the Company's exclusive sales representative, in Northern California and Arizona, for the period from 1992 to 1998, the Company failed to account for all sales activities which Day claims were commissionable to him and therefore to pay full commission owed to him. The plaintiffs allege damages in excess of $1,000,000 from each of the defendants and in February 2000, notified the Company that they would accept $1,000,000 in complete resolution of the litigation. The Company believes that the damages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 8  - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          that might be awarded to the plaintiffs in connection with this matter would not have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 9  - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

          The following is a summary of selected quarterly financial data from continuing operations (in thousands, except per share amounts).

                 1999
                                                                                        QUARTER
                                                                      -----------------------------------------
                                                                       1st        2nd        3rd          4th
                                                                      ------     ------     ------       ------
                 NET SALES                                            $1,544     $1,766     $1,794       $1,745
                 GROSS PROFIT                                          1,155      1,201      1,268        1,204
                 OPERATING INCOME                                        658        654        574          557
                 NET INCOME FROM CONTINUING OPERATIONS                   543        635        669          576
                 DILUTED NET INCOME PER SHARE FROM
                   CONTINUING OPERATIONS                                $.03       $.04       $.04         $.03


                 1998

                                                                                         Quarter
                                                                      -----------------------------------------
                                                                        1st        2nd        3rd          4th
                                                                      ------     ------     ------       ------
                 Net sales                                            $2,067     $2,005     $1,383       $1,380
                 Gross profit                                          1,282      1,252        723          825
                 Operating income                                        669        539         56          117
                 Net income from continuing operations                   491        407        107          451
                 Diluted net income per share from
                   continuing operations                                $.03       $.02       $.01         $.02


NOTE 10 - SUBSEQUENT EVENT:

          On March 2, 2000, the Company executed an agreement to merge Boonton Electronics Corporation (an OTC Bulletin Board Company) into a newly formed subsidiary of Wireless Telecom Group, Inc. Boonton designs and produces electronic testing and measuring devices and has revenues of approximately $7,000,000 annually. Under the terms of the agreement, each share of Boonton common stock (approximately 2,400,000 shares) will be converted into .79 shares of Wireless common stock at closing. The merger is expected to be completed during the Company's second quarter of 2000.