Form 10-Q
period 2000-03-31
WIRELESS TELECOM GROUP INC
filed 2000-05-12
CIK 878828

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                For Quarter Ended

                                 March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


               For the transition period from _________ to _______


                             Commission file number

                                     1-11916


                          WIRELESS TELECOM GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                     22-2582295
-----------------------------------                         -----------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

         East 64 Midland Avenue
          Paramus, New Jersey                                   07652
--------------------------------------------                    -----
(Address of principal executive offices)                      (Zip Code)


                                 (201) 261-8797
       -------------------------------------------------------------------
               Registrant's telephone number, including area code


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                             -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -- Par Value $.01                         17,243,007
------------------------------                     ------------------
           Class                                   Outstanding Shares
                                                      At May 8, 2000


                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents



PART I.  FINANCIAL INFORMATION                                                                        Page(s)
             Item 1 -- Consolidated Financial Statements:

                    Condensed Balance Sheets as of March 31, 2000
                         (unaudited) and December 31, 1999                                                3

                    Condensed Statements of Operations for the Three
                         Months Ended March 31, 2000 and 1999 (unaudited)                                 4

                    Condensed Statements of Cash Flows for the Three
                         Months Ended March 31, 2000 and 1999 (unaudited)                                 5

                    Notes to Interim Condensed Financial Statements (unaudited)                           6

                    Review Report on Interim Condensed Financial Statements                               7

             Item 2 -- Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                            8 - 9

    PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                                                  10

             Item 2 -- Changes in Securities                                                              10

             Item 3 -- Defaults upon Senior Securities                                                    10

             Item 4 -- Submission of Matters to a Vote of Security Holders                                10

             Item 5 -- Other Information                                                                  10

             Item 6 -- Exhibits and Reports on Form 8-K                                                   10

    Signatures                                                                                            11

    Exhibit 11.1                                                                                          12

    Exhibit 27                                                                                            13


                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   -- ASSETS --
                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2000              1999
                                                                                  -------------     -------------
                                                                                    (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 23,567,656     $ 22,139,504
    Accounts receivable -- net of allowance for
      doubtful accounts of $58,592 and $44,681, respectively                         1,247,044          919,404
    Inventories                                                                      1,424,749        1,389,887
    Prepaid expenses and other current assets                                          701,493        1,636,245
                                                                                  ------------     ------------
TOTAL CURRENT ASSETS                                                                26,940,942       26,085,040
                                                                                  ------------     ------------

PROPERTY, PLANT AND EQUIPMENT -- NET                                                   602,006          609,854
                                                                                  ------------     ------------

OTHER ASSETS:
    Goodwill -- net                                                                  2,323,718        2,365,385
    Investment  property net of accumulated depreciation(Note 3)                     4,225,538        4,247,711
    Other assets                                                                       558,964           57,385
                                                                                  ------------     ------------
TOTAL OTHER ASSETS                                                                   7,108,220        6,670,481
                                                                                  ------------     ------------
                                                                                  $ 34,651,168     $ 33,365,375
                                                                                  ============     ============

                                     -- LIABILITIES AND SHAREHOLDERS' EQUITY --

CURRENT LIABILITIES:
    Accounts payable                                                              $    564,330     $    287,488
    Accrued expenses and other current liabilities                                     764,439          772,011
    Current portion of mortgage payable                                                 30,400           31,509
    Income tax payable                                                                 218,391          218,391
                                                                                  ------------     ------------
TOTAL CURRENT LIABILITIES                                                            1,577,560        1,309,399
                                                                                  ------------     ------------

DEFERRED INCOME TAXES                                                                  206,610          206,610
                                                                                  ------------     ------------

LONG TERM LIABILITIES:
     Mortgage payable                                                                3,225,647        3,229,976
     Other                                                                             127,772          144,440
                                                                                  ------------     ------------
TOTAL LONG TERM LIABILITIES                                                          3,353,419        3,374,416
                                                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY(NOTE4):
    Preferred stock, $.01 par value, 2,000,000
      shares authorized, none issued                                                      --               --
    Common stock, $.01 par value, 30,000,000 shares
      authorized, 17,805,854 and 17,702,298 shares issued, respectively                178,059          177,023
    Additional paid-in-capital                                                       7,005,977        6,631,061
    Retained earnings                                                               23,600,378       22,937,701
    Treasury stock at cost, 588,900 shares                                          (1,270,835)      (1,270,835)
                                                                                  ------------     ------------
                                                                                    29,513,579       28,474,950
                                                                                  ------------     ------------
                                                                                  $ 34,651,168     $ 33,365,375
                                                                                  ============     ============


   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              For the Three Months
                                                                Ended March 31,
                                                           ---------------------------
                                                              2000           1999
                                                              ----           ----

NET SALES                                                  $ 2,141,335     $ 1,543,724
                                                           -----------     -----------

COSTS AND EXPENSES:
    Cost of sales                                              672,849         389,200
    Operating expenses                                         781,063         496,981
    Interest, dividend and other income                       (407,241)       (213,580)
                                                           -----------     -----------

TOTAL COSTS AND EXPENSES                                     1,046,671         672,601
                                                           -----------     -----------


INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAX                              1,094,664         871,123

PROVISION FOR INCOME TAXES                                     431,986         327,846
                                                           -----------     -----------


INCOME FROM CONTINUING OPERATIONS                              662,678         543,277

DISCONTINUED OPERATIONS:
    Income (Loss) from discontinued operations -- net of
        income taxes                                              --           (17,982)
    Gain on sale of test equipment business -- net of
        income taxes                                              --         3,578,834
                                                           -----------     -----------

NET INCOME                                                 $   662,678     $ 4,104,129
                                                           ===========     ===========

NET INCOME PER COMMON SHARE (NOTE 2):

     BASIC
          Continuing Operations                            $       .04     $       .03
          Discontinued Operations                          $       .00     $       .20
                                                           -----------     -----------
                                                           $       .04     $       .23
                                                           ===========     ===========
     DILUTED
          Continuing Operations                            $       .04     $       .03
          Discontinued Operations                                  .00             .20
                                                           -----------     -----------

                                                           $       .04     $       .23
                                                           ===========     ===========





   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                            ----------------------------
                                                                                 2000            1999
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                               $    662,678     $  4,104,129
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              109,191          135,896
     Other income                                                               (16,668)          (5,556)
     Provision for losses on accounts receivable                                 13,911          (97,648)
     Gain on sale of discontinued division                                         --         (5,583,204)
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                (341,551)         694,428
     (Increase) in inventories                                                  (34,862)        (108,586)
     Decrease in prepaid expenses and other assets                              934,752          915,865
     Increase (decrease) in accounts payable and accrued expenses               269,271         (127,004)
     Increase in income taxes payable                                              --          1,922,809
                                                                            -----------     ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,596,722        1,851,129
                                                                            -----------     ------------



CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investment                                                     (500,000)            --
    Capital expenditures                                                        (37,504)        (162,784)
    Officer's life insurance                                                       --             24,159
    Proceeds from sale of discontinued division                                    --         16,730,730
    Proceeds from covenant not to compete                                          --            200,000
    Purchase of Noise Product line                                                 --         (2,500,000)
    Expenses related to disposal                                                   --         (1,186,551)
    Increase of real estate escrow                                               (1,579)            --
                                                                            -----------     ------------
           NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                (539,083)      13,105,554
                                                                            -----------     ------------



CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on mortgage                                                         (5,437)            --
    Proceeds from exercise of stock options\warrants                            375,950             --
                                                                           ------------     ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                              370,513             --
                                                                           ------------     ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,428,152       14,956,683

  Cash and cash equivalents, at beginning of year                            22,139,504        9,031,724
                                                                           ------------     ------------


  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                              $ 23,567,656     $ 23,988,407
                                                                           ============     ============

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
         Taxes                                                             $    725,400     $     15,280



   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of operations for the three month periods ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999 have been prepared by the Company without audit. The financial statements for the period ended March 31, 2000 have been reviewed by our auditors. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries, WTG Foreign Sales Corporation and NC Mahwah, Inc. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

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

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein, since certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

     The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- INCOME PER COMMON SHARE

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

NOTE 3 -- INVESTMENT PROPERTY

     The Company has reclassified the land and building it owns in Mahwah, New Jersey. This property is not being utilized for operations and is currently available for sale.

            REVIEW REPORT ON INTERIM CONDENSED FINANCIAL STATEMENTS


To the Shareholders
Wireless Telecom Group, Inc.


We have reviewed the accompanying balance sheet, statement of operations and statement of cash flows of Wireless Telecom Group, Inc. as of March 31, 2000 and for the three month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



                                       /s/ Lazar Levine & Felix LLP
                                       ----------------------------
                                       LAZAR LEVINE & FELIX LLP

New York, New York
May 10, 2000

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

         The financial information presented herein includes:

         (i) Condensed consolidated balance sheets as of March 31, 2000 and as of December 31, 1999 (ii) Condensed consolidated statements of operations for the three month periods ended March 31, 2000 and 1999 and (iii) Condensed consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999.

         The financial statements as of and for the period ended March 31, 2000 have been reviewed by our auditors.

         OPERATIONS

         For the three months ended March 31, 2000 as compared to the corresponding period of the previous year, net sales increased to $2,141,335 from $1,543,724 an increase of $597,611 or 38.7%. This is primarily due to an increase in application of the Company's products as built-in testers in wireless networks and an overall increase in the market for the Company's noise-based communication products.

         The Company's gross profit on net sales for the three months ended March 31, 2000 was $1,468,486 or 68.6% as compared to $1,154,524 or
         74.8% for the three months ended March 31, 1999. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

         Operating expenses for the three months ended March 31, 2000 were $781,063 or 36.5% of net sales as compared to $496,981 or 32.2% of net sales for the three months ended March 31, 1999.

         For the three months ended March 31, 2000 as compared to the same period of the prior year, operating expenses increased in dollars by $284,082. This increase is primarily due to increased expenditures in research and development and commission expenses. The amortization of goodwill in connection with the acquisition of products relating to single-function noise generation from Telecom Analysis Systems is also responsible for the increase in operating expenses.

         Interest, dividend and other income increased by $193,661 for the three months ended March 31, 2000. This increase was due to a higher average investment balance during 2000.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Net income from continuing operations increased to $662,678, or $.04 per share, for the three months ended March 31, 2000 as compared to $543,277, or $.03 per share for the three months ended March 31, 1999. The explanation of these changes can be derived from the analysis given above of operations for the quarters ending March 31, 2000 and 1999, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital has increased by $587,741 to $25,363,382 at March 31, 2000, from $24,775,641 at December 31, 1999. At March 31,
         2000 the Company had a current ratio of 17.1 to 1, and a ratio of debt to net worth of .17 to 1. At December 31, 1999 the Company had a current ratio of 19.9 to 1, and a ratio of debt to net worth of .17 to 1.

         Cash provided by operations was $1,596,722 for the period ending March 31, 2000. Cash provided by net income was $662,678. In addition, prepaid expenses decreased by $934,752 and accounts payable and accrued expenses increased by $269,271. This was offset by an increase in accounts receivable of $341,551.

         Operating activities provided $1,851,129 in cash flows for the comparable period in 1999. Cash provided by operations was primarily due to net income and an increase in income taxes payable offset by the gain on sale of discontinued division.

         Net cash used for investing activities for the quarter ending March 31, 2000 was $539,083. The primary use of these funds was the purchase of a $500,000 investment in equity securities of an unrelated entity. For the quarter ended March 31, 1999 net cash provided by investing activities was $13,105,554. In 1999, the Company realized proceeds of $16,730,730 from the sale of its Wireless Test Equipment Business partially offset by $2,500,000 for the purchase of the Noise Product Line from Telecom Analysis Systems, and $1,186,551 for expenses relating to the disposal of the Wireless Test Equipment Business.

         Net cash provided by financing activities for the quarters ending March 31, 2000 and 1999 were $370,513 and $0.00, respectively. Proceeds from the exercise of stock options and warrants were the primary source of these funds in 2000. These proceeds were partially offset by cash outlays for mortgage payments on the Company's Mahwah facility.

         The Company believes that its financial resources from working capital provided by operations are adequate to meet current requirements.

         INFLATION AND SEASONALITY

         The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

                           PART II -- OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS

         On March 15, 1999, a complaint was filed in the Superior Court of the State of California for the County of Orange. The action was brought by Mr. David Day, an individual; David Day d/b/a Day Test & Measurements and Day Test & Measurements, as plaintiffs against Noise Com, Inc., a New Jersey corporation; Wireless Telecom Group, Inc., a New Jersey corporation; Telecom Analysis Systems, Inc., Bowthorpe PLC and Does 1 through 100, inclusive as defendants. The action sets forth several causes of action, including breach of contract and fraud relating to an alleged failure of the defendants to pay full commissions allegedly owed to the plaintiff. The plaintiffs allege damages in excess of $1 million from each of the defendants. The Company believes that the damages that might be awarded to the plaintiffs in connection with this matter would not have a material adverse effect on the Company's business, financial condition or results of operations. The action is scheduled to be tried on June 19, 2000.

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



                                       WIRELESS TELECOM GROUP, INC.
                                       (Registrant)


   Date: May 12, 2000                  /S/ Edward Garcia
                                       -----------------------------------------
                                       Edward Garcia
                                       Chairman and Chief Executive Officer



   Date:  May 12, 2000                 /S/ Demir Richard Eden
                                       ----------------------
                                       Demir Richard Eden
                                       Acting Chief  Financial Officer