Form 10-Q
period 2000-06-30
WIRELESS TELECOM GROUP INC
filed 2000-08-14
CIK 878828

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For Quarter Ended

                                  JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from              to
                                            ---------      --------


                             Commission file number

                                     1-11916

                          WIRELESS TELECOM GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                             22-2582295
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         East 64 Midland Avenue
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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

COMMON STOCK -  PAR VALUE $.01                                    19,193,377
------------------------------                                ------------------
            Class                                             Outstanding Shares
                                                               At August 9, 2000

                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents

PART I.  FINANCIAL INFORMATION                                           Page(s)

     Item 1 -- Consolidated Financial Statements:

          Condensed Balance Sheets as of June 30, 2000
               (unaudited) and December 31, 1999                            3

          Condensed Statements of Operations for the Three and Six
               Months Ended June 30, 2000 and 1999 (unaudited)              4

          Condensed Statements of Cash Flows for the Six
               Months Ended June 30, 2000 and 1999 (unaudited)              5

          Notes to Interim Condensed Financial Statements (unaudited)     6 - 8

     Item 2 -- Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8 - 11

PART II. OTHER INFORMATION

     Item 1 -- Legal Proceedings                                           12

     Item 2 -- Changes in Securities                                       12

     Item 3 -- Defaults upon Senior Securities                             12

     Item 4 -- Submission of Matters to a Vote of Security Holders         12

     Item 5 -- Other Information                                           12

     Item 6 -- Exhibits and Reports on Form 8-K                            12

Signatures                                                                 13

Exhibit 11.1                                                               14

Exhibit 27                                                                 15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                             June 30,      December 31,
                                                               2000            1999
                                                           ------------    ------------
                                                            (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                $ 22,324,337    $ 22,139,504
  Accounts receivable -- net of allowance for
    doubtful accounts of $55,637 and $44,681
    respectively                                              1,437,494         919,404
  Inventories                                                 1,809,435       1,389,887
  Prepaid expenses and other current assets                     811,577       1,636,245
                                                           ------------    ------------
TOTAL CURRENT ASSETS                                         26,382,843      26,085,040
                                                           ------------    ------------
PROPERTY, PLANT AND EQUIPMENT - NET                             674,121         609,854
                                                           ------------    ------------
OTHER ASSETS:
  Goodwill - net                                              2,282,051       2,365,385
  Investment property - net                                   4,235,013       4,247,711
  Other                                                         561,331          57,385
                                                           ------------    ------------
TOTAL OTHER ASSETS                                            7,078,395       6,670,481
                                                           ------------    ------------
                                                           $ 34,135,359    $ 33,365,375
                                                           ============    ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accounts payable                                         $    412,778    $    228,857
  Accrued expenses and other current liabilities                422,505         830,642
  Mortgage payable - current                                     28,501          31,509
  Income tax payable                                                 --         218,391
                                                           ------------    ------------
TOTAL CURRENT LIABILITIES                                       863,784       1,309,399
                                                           ------------    ------------
DEFERRED INCOME TAXES                                           206,610         206,610
                                                           ------------    ------------
OTHER L/T LIABILITIES:
  Covenant not to compete                                       111,104         144,440
  Mortgage payable - long term                                3,220,160       3,229,976
                                                           ------------    ------------
TOTAL OTHER L/T LIABILITIES                                   3,331,264       3,374,416
                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
    2,000,000 shares authorized, none issued                         --              --
  Common stock, $.01 par value,
    30,000,000 shares authorized, 17,840,907
    and 17,702,298 shares issued, respectively                  178,409         177,023
  Additional paid-in-capital                                  7,030,938       6,631,061
  Retained earnings                                          23,795,189      22,937,701
  Treasury stock at cost, - 588,900 shares                   (1,270,835)     (1,270,835)
                                                           ------------    ------------
                                                             29,733,701      28,474,950
                                                           ------------    ------------
                                                           $ 34,135,359    $ 33,365,375
                                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          For the Three Months            For the Six Months
                                              Ended June 30,                Ended June 30,
                                        --------------------------    --------------------------
                                            2000           1999           2000           1999
                                        -----------    -----------    -----------    -----------

NET SALES                               $ 2,295,551    $ 1,765,695    $ 4,436,886    $ 3,309,419
                                        -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Cost of sales                             667,252        564,516      1,340,101        953,716
  Operating expenses                        998,842        546,795      1,779,905      1,043,776
  Interest, dividend and other income      (347,867)      (304,135)      (755,108)      (517,715)
  Settlement of litigation                  664,958             --        664,958             --
                                        -----------    -----------    -----------    -----------
TOTAL COSTS AND EXPENSES                  1,983,185        807,176      3,029,856      1,479,777
                                        -----------    -----------    -----------    -----------
INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                312,366        958,519      1,407,030      1,829,642

PROVISION FOR INCOME TAXES                  117,556        323,424        549,542        651,270
                                        -----------    -----------    -----------    -----------
INCOME FROM CONTINUING
OPERATIONS                                  194,810        635,095        857,488      1,178,372
                                        -----------    -----------    -----------    -----------
DISCONTINUED OPERATIONS (NOTE 1):
  Income from discontinued
    operations - net of income taxes             --         26,002             --          8,020
  Gain on sale of test equipment
    business - net of income taxes               --          8,817             --      3,587,651
                                        -----------    -----------    -----------    -----------
TOTAL DISCONTINUED OPERATIONS                    --         34,819             --      3,595,671
                                        -----------    -----------    -----------    -----------
NET INCOME                              $   194,810    $   669,914    $   857,488    $ 4,774,043
                                        ===========    ===========    ===========    ===========

NET INCOME PER COMMON
SHARE (NOTE 2):

  BASIC
    Continuing Operations               $       .01    $       .04    $       .05    $       .07
    Discontinued Operations                      --             --             --            .20
                                        -----------    -----------    -----------    -----------
                                        $       .01    $       .04    $       .05    $       .27
                                        ===========    ===========    ===========    ===========
  DILUTED
    Continuing Operations               $       .01    $       .04    $       .05    $       .07
    Discontinued Operations                      --             --             --            .20
                                        -----------    -----------    -----------    -----------
                                        $       .01    $       .04    $       .05    $       .27
                                        ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the Six Months
                                                                     Ended June 30,
                                                             ----------------------------
                                                                  2000            1999
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                 $    857,488    $  4,774,043
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                 200,696         233,944
    Other Income                                                  (33,336)        (22,224)
    Provision for losses on accounts receivable                    10,956         389,693
    Gain on sale of discontinued division                              --      (5,595,451)
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                   (529,046)      1,026,455
    (Increase) in inventories                                    (419,548)       (116,467)
    Decrease in prepaid expenses and other assets                 824,668         968,763
    (Decrease) in accounts payable and accrued expenses          (224,216)       (182,909)
    (Decrease) increase in income taxes payable                  (218,391)        972,609
                                                             ------------    ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                   469,271       2,448,456
                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of investment                                       (500,000)             --
    Capital expenditures                                         (168,931)       (170,823)
    Officer's life insurance                                           --          24,159
    Proceeds from sale of discontinued division                        --      17,230,730
    Proceeds from covenant not to compete                              --         200,000
    Purchase of Noise Product line                                     --      (2,500,000)
    Expenses related to disposal                                       --      (1,826,182)
    Increase in real estate escrow                                 (3,946)             --
                                                             ------------    ------------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (672,877)     12,957,884
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on mortgage                                          (12,823)             --
    Acquisition of treasury stock                                      --        (530,188)
    Proceeds from exercise of stock options\warrants              401,262              --
                                                             ------------    ------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES        388,439        (530,188)
                                                             ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         184,833      14,876,152
  Cash and cash equivalents, at beginning of year              22,139,504       9,031,724
                                                             ------------    ------------
  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                $ 22,324,337    $ 23,907,876
                                                             ============    ============
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
      Taxes                                                  $  1,237,900    $  1,438,500

   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

       The condensed consolidated balance sheet as of June 30, 2000 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries WTG Foreign Sales Corporation and NC Mahwah, Inc. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

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

       The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein, since certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted from this report.

       The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

  NOTE 3 - INVESTMENT PROPERTY

       The Company has reclassified the land and building it owns in Mahwah, New Jersey. This property is not being utilized for operations and is currently available for sale.

  NOTE 4 - SUBSEQUENT EVENT

       On July 7, 2000, subsequent to the balance sheet date, the Company and Boonton Electronics Corp. closed on a merger under an agreement dated March 2, 2000 and as amended on April 28, 2000. A newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton, a public entity. Each share of Boonton common stock was converted into .79 shares of the Company's common stock with aggregated consideration totaling 1,927,470 shares of Wireless common stock. The merger is being accounted for as a pooling of interests and accordingly, all periods prior to the merger will be restated to include the results of operations, financial position and cash flows of Boonton.

       The following unaudited pro forma information reflects this merger as if the transaction was consummated as of January 1, 1999, the beginning of the earliest period presented.

       CONDENSED BALANCE SHEETS:
                                                   June 30,    December 31,
                                                     2000          1999
                                                 -----------   -----------
       ASSETS:
         Current assets                          $29,972,070   $28,943,656
         Property, plant and equipment - net         985,677       963,897
         Other assets                              7,470,951     7,063,037
                                                 -----------   -----------
                                                 $38,428,698   $36,970,590
                                                 ===========   ===========

       LIABILITY AND SHAREHOLDERS' EQUITY:
         Current liabilities                     $ 3,115,226   $ 2,838,055
         Deferred income taxes                       206,610       206,610
         Long-term liabilities                     3,734,491     3,809,318
         Shareholders' equity                     31,372,371    30,116,607
                                                 -----------   -----------
                                                 $38,428,698   $36,970,590
                                                 ===========   ===========


       CONDENSED STATEMENTS OF OPERATIONS:

                                            For the Six Months Ended June 30,
                                                    2000         1999
                                                 -----------   -----------

         Net sales                               $ 9,209,411   $ 7,036,152
         Net income from continuing operations       854,501     1,261,098
         Net income per common share             $       .05   $       .10


       The unaudited pro forma sales and earnings information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on January 1, 1999, nor are they necessarily indicative of the results that may occur in the future.

  NOTE 5 - SETTLEMENT OF LITIGATION

       On March 15, 1999, a complaint was filed in the Superior Court of the State of California for the County of Orange. The action was brought by Mr. David Day, an individual; David Day d/b/a Day Test & Measurements and Day Test & Measurements, as plaintiffs against Noise Com, Inc., a New Jersey corporation; Wireless Telecom Group, Inc., a New Jersey corporation; Telecom Analysis Systems, Inc., Bowthorpe PLC and Does 1 through 100, inclusive as defendants. The action set forth several causes of action, including breach of contract and fraud relating to an alleged failure of the defendants to pay full commissions allegedly owed to the plaintiff.

       On April 23, 1999, Wireless Telecom Group, Inc. d/b/a Noise Com commenced an arbitration proceeding against Day Test and Measurements ("Day Test"), a plaintiff in the aforementioned California action. In the arbitration, venued in New Jersey and brought under the rules of the American Arbitration Association, Noise Com alleged that Day Test, a former sales representative for Noise Com, failed to act with diligence and loyalty in performing its duties as Noise Com's agent. Also, the arbitration sought to resolve the dispute concerning the commissions allegedly due Day Test.

       On June 7, 2000, Wireless Telecom Group, Inc. d/b/a Noise Com settled both the California action and the New Jersey action. The terms of the settlement included, among other things, a payment from Noise Com to David Day of $1,250,000. The Company has previously accrued approximately $585,000 in connection with this matter and has recorded an additional cost of approximately $665,000 during the current period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc., a New Jersey corporation (the "Company"), develops, manufactures and markets a wide variety of electronic noise sources, and in addition, until March 11, 1999, test instruments for the wireless telecommunication industry. The Company's products have historically been primarily used to test the performance and capability of cellular/ PCS and satellite communications systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television. On March 11, 1999, the Company consummated the sale of all its Wireless Test Equipment Business to Telecom Analysis Systems, Inc., a New Jersey corporation ("TAS"), for a purchase price of approximately $19 million pursuant to an Asset Purchase Agreement, dated January 7, 1999, between the Company and TAS (the "Asset Purchase Agreement"). Also, pursuant to the Asset Purchase Agreement, the Company purchased TAS' products relating to the single-function noise generation (the "Noise Assets") for a purchase price of approximately $2.5 million, and the Company and TAS entered into non-competition agreements with the businesses associated with the respective products purchased by each.

The financial information as regards continuing operations presented herein includes:

(i) Condensed consolidated balance sheets as of June 30, 2000 and as of December 31, 1999 (ii) Condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and (iii) Condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATIONS

For the six months ended June 30, 2000 as compared to the corresponding period of the previous year, net sales increased to $4,436,886 from $3,309,419, an increase of $1,127,467 or 34.1%. For the quarter ended June 30, 2000 as compared to the corresponding period of the previous year, net sales increased to $2,295,551 from $1,765,695 an increase of $529,856 or 30%. This increase is primarily due to an increase in application of the Company's products as built-in testers in wireless networks and an overall increase in the market for the Company's noise-based communication products.

The Company's gross profit on net sales from continuing operations for the six months ended June 30, 2000 was $3,096,785 or 69.8% as compared to $2,355,703 or 71.2% for the six months ended June 30, 1999. Gross profit on net sales from continuing operations for the quarter ended June 30, 2000 was $1,628,299 or 70.9% as compared to $1,201,179 or 68.0% for the three months ended June 30, 1999. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the six months ended June 30, 2000 were $1,779,905 or 40.1% of net sales as compared to $1,043,776 or 31.5% of net sales for the six months ended June 30, 1999. Operating expenses for the quarter ended June 30, 2000 were $998,842 or 43.5% of net sales as compared to $546,795 or 31.0% of net sales for the quarter ended June 30, 1999.

For the three and six months ended June 30, 2000 as compared to the same periods of the prior year, operating expenses increased in dollars by $452,047 and $736,129, respectively. This increase is primarily due to increased professional fees and related expenses in connection with the Boonton acquisition (see below). Additionally, the Company had increased spending for research and development, advertising and costs associated with the Mahwah, New Jersey facility.

Interest, dividend and other income increased by $237,393 for the six months ended June 30, 2000 and by $43,732 for the quarter ended June 30, 2000. This increase was due to a higher average investment balance during 2000 as a result of the increase in cash from the sale of assets described above.

On March 15, 1999, a complaint was filed in the Superior Court of the State of California for the County of Orange. The action was brought by Mr. David Day, an individual; David Day d/b/a Day Test & Measurements and Day Test & Measurements, as plaintiffs against Noise Com, Inc., a New Jersey corporation; Wireless Telecom Group, Inc., a New Jersey corporation; Telecom Analysis Systems, Inc., Bowthorpe PLC and Does 1 through 100, inclusive as defendants. The action set forth several causes of action, including breach of contract and fraud relating to an alleged failure of the defendants to pay full commissions allegedly owed to the plaintiff.

On April 23, 1999, Wireless Telecom Group, Inc. d/b/a Noise Com commenced an arbitration proceeding against Day Test and Measurements ("Day Test"), a plaintiff in the aforementioned California action. In the arbitration, venued in New Jersey and brought under the rules of the American Arbitration Association, Noise Com alleged that Day Test, a former sales representative for Noise Com, failed to act with diligence and loyalty in performing its duties as Noise Com's agent. Also, the arbitration sought to resolve the dispute concerning the commissions allegedly due Day Test.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On June 7, 2000, Wireless Telecom Group, Inc. d/b/a Noise Com settled both the California action and the New Jersey action. The terms of the settlement included, among other things, a payment from Noise Com to David Day of $1,250,000. The Company has previously accrued approximately $585,000 in connection with this matter and has recorded an additional cost of approximately $665,000 during the current period.

Net income from continuing operations decreased to $857,488, or $.05 per share, for the six months ended June 30, 2000 as compared to $1,178,372, or $.07 per share for the six months ended June 30, 1999. The Company realized net income from continuing operations for the quarter ended June 30, 2000 of $194,810 or $.01 per share as compared to net income from continuing operations of $635,095 or $.04 per share for the three months ended June 30, 1999. The explanation of these changes can be derived from the analysis given above of operations for the three and six month periods ending June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $743,418 to $25,519,059 at June 30, 2000, from $24,775,641 at December 31, 1999. At June 30, 2000 the Company
had a current ratio of 30.5 to 1, and a ratio of debt to net worth of less than
 .2 to 1. At December 31, 1999 the Company had a current ratio of 19.9 to 1, and a ratio of debt to net worth of .17 to 1.

The Company realized cash provided by operations of $469,271 for the six month period ending June 30, 2000. This increase was primarily due to cash provided by net income of $857,488, a reduction of prepaid expenses and other assets of $824,668, offset by an increase in accounts receivable of $529,046.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

Operating activities provided $2,448,456 in cash flow for the comparable six month period in 1999. Cash provided by net income of $4,774,043, a reduction of outstanding receivables of $1,026,455 a reduction in prepaid expenses of $968,763 and an increase in income taxes payable of $972,609 was offset by a gain in the sale of discontinued operations of $5,595,451.

Net cash used in investing activities for the six months ended June 30, 2000 was $672,877. The primary use of these funds was the purchase of a $500,000 investment in equity securities of an unrelated entity. For the six months ended June 30, 1999, net cash provided by investing activities was $12,957,884. In 1999, the Company realized proceeds of $17,230,730 from the sale of its Wireless Test Equipment Business partially offset by $2,500,000 for the purchase of the Noise Product Line from Telecom Analysis Systems, and $1,826,182 for expenses relating to the disposal of the Wireless Test Equipment Business.

Net cash provided by financing activities for the six month period ending June 30, 2000 was $388,439. The primary source of these funds was the proceeds from the exercise of stock options and warrants. Net cash used for financing activities in the same period of 1999 was $530,188. The Company reacquired shares of its common stock in the open market during the second quarter of 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On July 7, 2000, subsequent to the balance sheet date, the Company and Boonton Electronics Corp. closed on a merger under an agreement dated March 2, 2000 and as amended on April 28, 2000. A newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton, a public entity. Each share of Boonton common stock was converted into .79 shares of the Company's common stock with aggregated consideration totaling 1,927,470 shares of Wireless common stock. The merger is being accounted for as a pooling of interests and accordingly, all periods prior to the merger will be restated to include the results of operations, financial position and cash flows of Boonton.

The Company believes that its financial resources from working capital provided by operations are adequate to meet current requirements.

INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On March 15, 1999, a complaint was filed in the Superior Court of the State of California for the County of Orange. The action was brought by Mr. David Day, an individual; David Day d/b/a Day Test & Measurements and Day Test & Measurements, as plaintiffs against Noise Com, Inc., a New Jersey corporation; Wireless Telecom Group, Inc., a New Jersey corporation; Telecom Analysis Systems, Inc., Bowthorpe PLC and Does 1 through 100, inclusive as defendants. The action set forth several causes of action, including breach of contract and fraud relating to an alleged failure of the defendants to pay full commissions allegedly owed to the plaintiff.

     On April 23, 1999, Wireless Telecom Group, Inc. d/b/a Noise Com commenced an arbitration proceeding against Day Test and Measurements ("Day Test"), a plaintiff in the aforementioned California action. In the arbitration, venued in New Jersey and brought under the rules of the American Arbitration Association, Noise Com alleged that Day Test, a former sales representative for Noise Com, failed to act with diligence and loyalty in performing its duties as Noise Com's agent. Also, the arbitration sought to resolve the dispute concerning the commissions allegedly due Day Test.

     On June 7, 2000, Wireless Telecom Group, Inc. d/b/a Noise Com settled both the California action and the New Jersey action. The terms of the settlement included, among other things, a payment from Noise Com to David Day of $1,250,000.

Item 2. CHANGES IN SECURITIES

        Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

Item 5. OTHER INFORMATION

        Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             11.1 Computation of per share earnings

             27   Financial Data Schedule

        (b)  Reports on Form 8-K:

             1. Form 8-K, dated June 7, 2000, reporting on Item 5, the settlement by the Company of the litigation with David Day.

             2. Form 8-K, dated April 28, 2000, reporting on Item 5, the execution of an amendment to the agreement with Boonton Electronics Corp.

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

                                           WIRELESS TELECOM GROUP, INC.
                                           ----------------------------
                                           (Registrant)


Date:  August 11, 2000                     /s/ EDWARD GARCIA
                                           -------------------------------------
                                           Edward Garcia
                                           Chairman and Chief Executive Officer


Date:  August 11, 2000                     /s/ DEMIR RICHARD EDEN
                                           -------------------------------------
                                           Demir Richard Eden
                                           Acting Chief Financial Officer