Form 10-Q
period 2000-09-30
WIRELESS TELECOM GROUP INC
filed 2000-11-14
CIK 878828

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                For Quarter Ended

                               September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             Commission file number

                                     1-11916

                          WIRELESS TELECOM GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                      22-2582295
-------------------------------------                        ----------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

         East 64 Midland Avenue
          Paramus, New Jersey                                  07652
-----------------------------------------                      -----
(Address of principal executive offices)                     (Zip Code)

                                 (201) 261-8797
               --------------------------------------------------
               Registrant's telephone number, including area code

       -------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock - Par Value $.01                             19,192,777
-----------------------------                      ------------------------
           Class                                      Outstanding Shares
                                                     At November 7, 2000

                          WIRELESS TELECOM GROUP, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                                           Page(s)

         Item 1 -- Consolidated Financial Statements:

              Condensed Balance Sheets as of September 30, 2000
                 (unaudited) and December 31, 1999                                            3

              Condensed Statements of Operations for the Three and Nine
                 Months Ended September 30, 2000 and 1999 (unaudited)                         4

              Condensed Statements of Cash Flows for the Nine
                 Months Ended September 30, 2000 and 1999 (unaudited)                         5

              Notes to Interim Condensed Financial Statements (unaudited)                 6 - 7

         Item 2 -- Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 8 - 10

PART II. OTHER INFORMATION

         Item 1 -- Legal Proceedings                                                         11

         Item 2 -- Changes in Securities                                                     11

         Item 3 -- Defaults upon Senior Securities                                           11

         Item 4 -- Submission of Matters to a Vote of Security Holders                       11

         Item 5 -- Other Information                                                         11

         Item 6 -- Exhibits and Reports on Form 8-K                                          11

Signatures                                                                                   12

Exhibit 11.1                                                                                 13

Exhibit 27                                                                                   14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                   - ASSETS -
                                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                                 2000               1999
                                                                                             ------------       ------------
                                                                                             (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents                                                                $ 21,069,504       $ 22,225,763
    Accounts receivable -- net of allowance for doubtful accounts of
      $76,619 and $44,681 respectively                                                          2,911,290          1,849,640
    Inventories                                                                                 4,211,124          2,857,456
    Prepaid expenses and other current assets                                                     799,157          2,010,797
                                                                                             ------------       ------------

TOTAL CURRENT ASSETS                                                                           28,991,075         28,943,656
                                                                                             ------------       ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                             1,035,036            963,897
                                                                                             ------------       ------------

OTHER ASSETS:
    Goodwill - net                                                                              2,240,385          2,365,385
    Investment property - net (Note 3)                                                          4,235,013          4,247,711
    Other                                                                                         956,255            449,941
                                                                                             ------------       ------------

TOTAL OTHER ASSETS                                                                              7,431,653          7,063,037
                                                                                             ------------       ------------

                                                                                             $ 37,457,764       $ 36,970,590
                                                                                             ============       ============

                                 - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
    Accounts payable                                                                         $    882,783       $  1,305,558
    Accrued expenses and other current liabilities                                                679,548          1,282,597
    Mortgage payable - current                                                                     29,043             31,509
    Income tax payable                                                                             74,436            218,391
                                                                                             ------------       ------------

TOTAL CURRENT LIABILITIES                                                                       1,665,810          2,838,055
                                                                                             ------------       ------------

DEFERRED INCOME TAXES                                                                             206,610            206,610
                                                                                             ------------       ------------

OTHER L/T LIABILITIES:
    Notes payable                                                                                    --              215,932
    Mortgage payable - long term                                                                3,212,091          3,229,976
    Other long term liabilities                                                                    94,436            363,410
                                                                                             ------------       ------------

TOTAL OTHER L/T LIABILITIES                                                                     3,306,527          3,809,318
                                                                                             ------------       ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value,
      2,000,000 shares authorized, none issued                                                       --                 --
    Common stock, $.01 par value,
      75,000,000 shares authorized, 19,781,677
      and 19,588,011 shares issued, respectively                                                  197,817            195,880
    Additional paid-in-capital                                                                  9,016,314          8,253,861
    Retained earnings                                                                          24,335,521         22,937,701
    Treasury stock at cost, 588,900 shares                                                     (1,270,835)        (1,270,835)
                                                                                             ------------       ------------
                                                                                               32,278,817         30,116,607
                                                                                             ------------       ------------

                                                                                             $ 37,457,764       $ 36,970,590
                                                                                             ============       ============



   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 For the Three Months            For the Nine Months
                                                  Ended September 30,            Ended September 30,
                                              --------------------------     ------------------------
                                                 2000           1999            2000             1999
                                                 ----           ----            ----             ----
NET SALES                                     $4,742,774      $3,196,004     $13,685,906      $9,823,516
                                              ----------      ----------     -----------      ----------

COSTS AND EXPENSES:
    Cost of sales                              1,917,995       1,848,897       5,859,952       4,643,393
    Operating expenses                         2,199,255       1,540,387       5,559,647       3,887,580
    Interest, dividend and other income         (302,561)       (241,761)       (730,778)       (669,744)
    Settlement of litigation (Note 4)             18,887            --           683,845            --
                                              ----------      ----------     -----------      ----------

TOTAL COSTS AND EXPENSES                       3,833,576       3,147,523      11,372,666       7,861,229
                                              ----------      ----------     -----------      ----------

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                     909,198          48,481       2,313,240       1,962,287

PROVISION FOR INCOME TAXES                       365,878         (46,941)        915,420         605,767
                                              ----------      ----------     -----------      ----------

INCOME FROM CONTINUING
OPERATIONS                                       543,320          95,422       1,397,820       1,356,520
                                              ----------      ----------     -----------      ----------

DISCONTINUED OPERATIONS (NOTE 1):
    Income from discontinued
       operations - net of income taxes             --               333            --             8,353
    Gain (Loss) on sale of test equipment
       business - net of income taxes               --           (17,267)           --         3,570,384
                                              ----------      ----------     -----------      ----------
TOTAL DISCONTINUED OPERATIONS                       --           (16,934)           --         3,578,737
                                              ----------      ----------     -----------      ----------
NET INCOME                                    $  543,320      $   78,488     $ 1,397,820      $4,935,257
                                              ==========      ==========     ===========      ==========

NET INCOME PER COMMON
SHARE (NOTE 2):

     BASIC
           Continuing Operations              $      .03      $      .00     $       .07      $      .07
           Discontinued Operations                  --              --              --               .19
                                              ----------      ----------     -----------      ----------
                                              $      .03      $      .00     $       .07      $      .26
                                              ==========      ==========     ===========      ==========

     DILUTED
           Continuing Operations              $      .03      $      .00     $       .07      $      .07
           Discontinued Operations                  --              --              --               .18
                                              ----------      ----------     -----------      ----------
                                              $      .03      $      .00     $       .07      $      .25
                                              ==========      ==========     ===========      ==========

   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                      ---------------------------
                                                                          2000           1999
                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $ 1,397,820     $ 4,935,257
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                         359,072         388,816
    Non cash compensation                                                  33,750               -
    Other income                                                          (50,004)        (38,892)
    Provision for losses on accounts receivable                            31,938         410,914
    Deferred taxes                                                              -         604,694
    Gain on sale of discontinued division                                       -      (5,571,467)
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                          (1,093,588)      1,243,636
   (Increase) in inventories                                           (1,353,668)        (81,449)
    Decrease in prepaid expenses and other assets                       1,211,640       1,059,350
   (Decrease) increase in accounts payable and accrued expenses          (901,431)        156,143
   (Decrease) increase in income taxes payable                           (143,955)       (301,746)
                                                                      -----------     -----------
         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             (508,426)      2,805,256
                                                                      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investment                                               (500,000)              -
    Capital expenditures                                                 (292,513)       (181,625)
    Officer's life insurance                                                   -           24,159
    Proceeds from sale of discontinued division                                -       17,230,730
    Proceeds from covenant not to compete                                      -          200,000
    Purchase of Noise Product line                                             -       (2,500,000)
    Expenses related to disposal of division                                   -       (1,953,052)
    Increase in real estate escrow                                         (6,314)              -
                                                                      -----------     -----------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES            (798,827)     12,820,212
                                                                      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on mortgage                                                  (20,350)              -
    Payment of long term debt                                            (215,932)        (54,991)
    Related party loans                                                   (37,500)              -
    Acquisition of treasury stock                                               -        (956,347)
    Proceeds from exercise of stock options\warrants                      424,776               -
                                                                      -----------     -----------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              150,994      (1,011,338)
                                                                      -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,156,259)     14,614,130

  Cash and cash equivalents, at beginning of year                      22,225,763       9,079,153
                                                                      -----------     -----------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                         $21,069,504     $23,693,283
                                                                      ===========     ===========

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for taxes                             $ 1,517,900     $ 2,068,780





   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed, consolidated balance sheet as of September 30, 2000 and the condensed, consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and the condensed, consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, WTG Foreign Sales Corporation and NC Mahwah, Inc.

     On July 7, 2000, Wireless Telecom Group, Inc. and Boonton Electronics Corp. closed on a merger under an agreement dated March 2, 2000 and as amended on April 28, 2000. A newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton, a public entity. Each share of Boonton common stock was converted into .79 shares of the Company's common stock with aggregated consideration totaling 1,885,713 shares of Wireless common stock. The merger is being accounted for as a pooling of interests and accordingly, all periods prior to the merger have been restated to include the results of operations, financial position and cash flows of Boonton.

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

     The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INCOME PER COMMON SHARE

     Income per common share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during each period utilizing SFAS 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement.

NOTE 3 - INVESTMENT PROPERTY

     The Company has reclassified the land and building it owns in Mahwah, New Jersey. This property is not being utilized for operations and is currently available for sale or lease.

NOTE 4 - SETTLEMENT OF LITIGATION

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

     On June 7, 2000, Wireless Telecom Group, Inc. d/b/a Noise Com settled both the California action and the New Jersey action. The terms of the settlement included, among other things, a payment from Noise Com to David Day of $1,250,000. The Company had previously accrued approximately $585,000 in connection with this matter and has recorded an additional cost of approximately $684,000 during the nine months ended September 30, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc., and Boonton Electronics Corporation (collectively the "Company"), develops, manufactures and markets a wide variety of electronic noise sources and electronic testing and measuring instruments including power meters, voltmeters and modulation meters, and in addition, until March 11, 1999, test instruments for the wireless telecommunication industry. The Company's products have historically been primarily used to test the performance and capability of cellular/ PCS and satellite communications systems, and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

On July 7, 2000, Wireless Telecom Group, Inc., and Boonton Electronics Corp. closed on a merger under an agreement dated March 2, 2000 and as amended on April 28, 2000. A newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton, a public entity. Each share of Boonton common stock was converted into .79 shares of the Company's common stock with aggregated consideration totaling 1,885,713 shares of Wireless common stock. The merger is being accounted for as a pooling of interests and accordingly, all periods prior to the merger have been restated to include the results of operations, financial position and cash flows of Boonton.

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

The financial information as regards continuing operations presented herein is derived from:

(i) Condensed consolidated balance sheets as of September 30, 2000 and as of December 31, 1999 (ii) Condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and (iii) Condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999.

OPERATIONS

For the nine months ended September 30, 2000 as compared to the corresponding period of the previous year, net sales increased to $13,685,906 from $9,823,516, an increase of $3,862,390 or 39.3%. For the quarter ended September 30, 2000 as compared to the corresponding period of the previous year, net sales increased to $4,742,774 from $3,196,004 an increase of $1,546,770 or 48.4%. This increase is primarily due to an increase in application of the Company's products as built-in testers in wireless networks and an overall increase in the market for the Company's noise-based communication and power measurement products.

The Company's gross profit on net sales from continuing operations for the nine months ended September 30, 2000 was $7,825,954 or 57.2% as compared to $5,180,123 or 52.7% for the nine months ended September 30, 1999. Gross profit on net sales from continuing operations for the quarter ended September 30, 2000 was $2,824,779 or 59.6% as compared to

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$1,347,107 or 42.1% for the three months ended September 30, 1999. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the nine months ended September 30, 2000 were $5,559,647 or 40.6% of net sales as compared to $3,887,580 or 39.6% of net sales for the nine months ended September 30, 1999. Operating expenses for the quarter ended September 30, 2000 were $2,199,255 or 46.4% of net sales as compared to $1,540,387 or 48.2% of net sales for the quarter ended September 30, 1999.

For the three and nine months ended September 30, 2000 as compared to the same periods of the prior year, operating expenses increased in dollars by $658,868 and $1,672,067, respectively. This increase is primarily due to increased professional fees and related expenses in connection with the Boonton acquisition (see above). Additionally, the Company had increased spending for research and development, advertising and costs associated with the Mahwah, New Jersey facility. The Company believes that there will be a decrease in overhead as a result of the merger due to the consolidation of facilities and combination of management.

Interest, dividend and other income increased by $61,034 for the nine months ended September 30, 2000 and by $60,800 for the quarter ended September 30, 2000. This increase was due to a higher average investment balance during 2000 as a result of the increase in cash from the sale of assets described above.

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

On June 7, 2000, Wireless Telecom Group, Inc. d/b/a Noise Com settled both the California action and the New Jersey action. The terms of the settlement included, among other things, a payment from Noise Com to David Day of $1,250,000. The Company had previously accrued approximately $585,000 in connection with this matter and has recorded an additional cost of approximately $684,000 during the nine months ended September 30, 2000.

Net income from continuing operations increased to $1,397,820, or $.07 per share, for the nine months ended September 30, 2000 as compared to $1,356,520, or $.07 per share for the nine months ended September 30, 1999. The Company realized net income from continuing

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operations for the quarter ended September 30, 2000 of $543,320 or $.03 per share as compared to $95,422 or $.00 per share for the three months ended September 30, 1999. The explanation of these changes can be derived from the analysis given above of operations for the three and nine month periods ending September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $1,219,664 to $27,325,265 at September 30, 2000, from $26,105,601 at December 31, 1999. At September 30, 2000 the Company had a current ratio of 17.4 to 1, and a ratio of debt to net worth of less than .2 to 1. At December 31, 1999 the Company had a current ratio of
10.2 to 1, and a ratio of debt to net worth of .23 to 1.

The Company used cash in operations of $508,426 for the nine month period ending September 30, 2000. This was primarily due to an increase in inventory of $1,353,668, an increase in accounts receivable of $1,093,588 and a decrease in accounts payable and accrued expenses of $901,431 offset by net income of $1,397,820 and a decrease in prepaid expenses of $1,211,640.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

Operating activities provided $2,805,256 in cash flow for the comparable nine month period in 1999. Cash provided by net income of $4,935,257, a reduction of accounts receivable of $1,243,636 a reduction in prepaid expenses of $1,059,350 and an increase in deferred taxes of $604,694 was offset by a gain in the sale of discontinued operations of $5,571,467.

Net cash used in investing activities for the nine months ended September 30, 2000 was $798,827. The primary use of these funds was the purchase of a $500,000 investment in equity securities of an unrelated entity. For the nine months ended September 30, 1999, net cash provided by investing activities was $12,820,212. In 1999, the Company realized proceeds of $17,230,730 from the sale of its Wireless Test Equipment Business, partially offset by $2,500,000 for the purchase of the Noise Product Line from Telecom Analysis Systems, and $1,953,052 for expenses relating to the disposal of the Wireless Test Equipment Business.

Net cash provided by financing activities for the nine month period ending September 30, 2000 was $150,994. The primary source of these funds was the proceeds from the exercise of stock options and warrants of $424,776. This was partially offset by the payment of long term debt of $215,932. Net cash used for financing activities in the same period of 1999 was $1,011,338. The primary use of these funds during this period was the reacquisition of the Company's shares of common stock in the open market.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            11.1  Computation of per share earnings

            27    Financial Data Schedule

        (b) Reports on Form 8-K:

            1. Form 8-K, dated July 18, 2000, reporting on Items 2 and 7 relating to the Boonton Electronics Corp. acquisition.

            2. Form 8-K, dated September 5, 2000, reporting on Item 5 relating to the Boonton Electronics Corp. acquisition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WIRELESS TELECOM GROUP, INC.
                                            ____________________________
                                            (Registrant)


Date:  November 13, 2000                    /S/Edward Garcia
                                            ______________________________
                                            Edward Garcia
                                            Chairman and Chief Executive Officer



Date:  November 13, 2000                    /S/Demir Richard Eden
                                            ______________________________
                                            Demir Richard Eden
                                            Acting Chief Financial Officer