Form 10-K405
period 2000-12-31
WIRELESS TELECOM GROUP INC
filed 2001-03-30
CIK 878828

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended     December 31, 2000
                                                         OR
[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

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

         East 64 Midland Avenue,
          Paramus, New Jersey                               07652
(Address of principal executive offices)                  (Zip Code)

                                 (201) 261-8797
              (Registrant's Telephone Number, Including Area Code)

                    Securities registered pursuant to Section
12(b) of the Act:

                                                      Name of each exchange
Title of each class                                     on which registered
Common Stock, par value $.01 per share               American Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:


                                      none
   ---------------------------------------------------------------------------
                                (Title of Class)

                    Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

                    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

                    The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on March 15, 2001: $42,222,234

                    Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 15, 2001: 18,020,577

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K                        Document Incorporated by Reference
Part III - Items 11, 12 and 13           In the Company's Proxy Statement to be
                                         filed with the Securities and Exchange
                                         Commission no later than April 30, 2001

Part IV - Certain exhibits listed        Prior filings made by the Company
in response to item 14(a)(3)             under the Securities Act of 1933 and
                                         the Securities Exchange Act of 1934

                                     PART I


Item 1.  Business

         Wireless Telecom Group, Inc., a New Jersey corporation (the "Company"), develops, manufactures and markets a wide variety of electronic noise sources and electronic testing and measuring instruments including power meters, voltmeters and modulation meters. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communications systems, and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network
(WLAN) and digital television.

         On July 7, 2000, a newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton, a public entity. Each share of Boonton common stock was converted into .79 shares of the Company's common stock with aggregated consideration totaling 1,885,713 shares of Wireless common stock. The merger was accounted for as a pooling of interests and accordingly, all periods prior to the merger have been restated to include the results of operations, financial position and cash flows of Boonton.


Market

         Since the Company's incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments to various customers. In 1993, the Company expanded its product line to include test equipment designed specifically for use by commercial customers in wireless communications and disposed of such business on March 11, 1999. Approximately 89% of the Company's sales in fiscal 2000 were derived from commercial applications. The remaining sales (approximately 11%) were comprised of sales made to the United States government (particularly the armed forces) and prime defense contractors.


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

         The Company's products come in various sizes, styles and models with varying degrees of capabilities and can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. The Company's noise source products range from relatively simple items with no control mechanisms or auxiliary components to complex, automated components containing computerized or microprocessor based controls. Prices of noise source devices range from approximately $200 to $50,000 per unit, with most sales occurring between $1,000 and $7,500 per unit.

         The Company also designs and produces electronic testing and measuring instruments including power meters, voltmeters, capacitance meters, audio and modulation meters and VXI products. These products measure the power of RF and microwave systems used by the military and commercial sectors. Further, the Company's products are also used to test terrestrial and satellite communications, radar, telemetry and personal communication products. Recent models are microprocessor controlled and are often used in computerized automatic testing systems. In March 1999, the Company announced the introduction of its new 4530 Series RF Power Meters. The 4530 Series products are designed for measuring signals based on wideband modulation formats. It allows a variety of measurements to be made, including maximum power, peak power, average power and minimum power.

         The Company's products have extended useful lives but are generally recalibrated every year to ensure their accuracy. The Company provides recalibration services for a fee to its domestic and international customers and also calibrates test equipment manufactured by others. Such services accounted for less than 5% of fiscal 2000 sales.


Marketing and Sales

         As of March 15, 2001, the Company's in-house marketing and sales force consisted of eight individuals. The Company attempts to promote the sale of its products to customers and manufacturers' representatives through its product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions. The Company believes that extensive advertising is a major factor in generating in-house sales.

         The Company's products are sold globally through its in-house sales people and by over fifty non-exclusive manufacturers' representatives. Generally, manufacturers' representatives do not stock inventories of the Company's products. Manufacturers' representatives accounted for an aggregate of 61% and 49% of the Company's sales for the years ended December 31, 2000 and 1999, respectively. For the years ended December 31, 2000 and 1999, one of the Company's representatives accounted for approximately 14% and 13% of sales, respectively. The Company does not believe that, although there can be no assurance, the loss of any or all of its representatives would have a material adverse affect on its business.

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

Customers

         Since its inception in 1985, the Company has sold its products to more than 2,000 customers. The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors which incorporate the Company's products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 2000, approximately 89% of sales were derived from commercial applications. The remaining sales were comprised of government and military applications.

         For fiscal 2000, no one customer accounted for more than 10% of total sales. The Company's largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse effect on its business.

         Export sales for fiscal 2000 were $4,795,000, or approximately 26% of total sales. These sales were made predominantly to customers in Europe ($2,527,000 or 14% of total sales) and Asia ($1,845,000 or 10% of total sales). In February 1996, the Company established a Foreign Sales Corporation (FSC). The Company receives a federal tax deduction for a portion of its export profits. See Note 6 of Notes to the Financial Statements.

Research and Development

         The Company currently maintains an engineering staff (thirteen individuals as of March 15, 2001) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering-support personnel and were $1,124,000 and $1,487,000 for the years ended December 31, 2000 and 1999, respectively. See Note 1 of Notes to the Financial Statements.



         Research and development expenditures for fiscal 2000 have decreased from fiscal 1999 levels due primarily to the sale of the Wireless Test Equipment Business. Notwithstanding, the Company continues to consider its research and development efforts to be vital to its future business expansion and success.

Competition

         The Company competes against many companies which utilize similar technology to that of the Company, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than the Company. Some of these companies are Agilent Technologies (formerly Hewlett-Packard), IFR, Rhode and Schwarz, and Anritsu. The Company competes by having a niche in several product areas where it
capitalizes   on  its   expertise   in   manufacturing   products   with  unique
specifications.

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

Backlog

         The Company's backlog of firm orders was approximately $6,500,000 at December 31, 2000, compared to approximately $3,500,000 at December 31, 1999. It is anticipated that all of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

         The Company purchases components, devices and subassemblies from a wide variety of sources. For example, its noise source diodes, a key component in all of its noise source products, are made by third parties in accordance with the Company's designs and specifications. The Company's inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company's operations. No third party supplier accounted for more than 10% of the Company's total inventory purchases for fiscal 2000. See "-Marketing and Sales."

         The Company is not party to any formal written contract regarding the deliveries of its supplies and components. It generally purchases such items pursuant to written purchase orders of both the individual and blanket variety. Blanket purchase orders usually cover the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

         The Company primarily produces its products by final assembly, calibration and testing. Testing of products is generally accomplished at the end of the manufacturing process and is performed in-house as are all quality control processes. The Company utilizes modern equipment for the design, engineering, manufacture, assembly and testing of its products.

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

Intellectual Property

         Proprietary information and know-how are important to the Company's commercial success. The trademark "Boonton" was registered in the United States Patent and Trademark Office. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. Certain key employees have signed confidentiality and non-competition agreements regarding the Company's proprietary information.

         The Company believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Environmental Protection

         The New Jersey Department of Environmental Protection (the "NJDEP") has conducted an investigation concerning disposal, at a facility in New Jersey previously leased by the Company's Boonton operations, of certain materials formerly used by the Company's Boonton manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978. The Company has cooperated with the NJDEP investigation and has been diligently pursuing the matter in an attempt to resolve it as rapidly as NJDEP operating procedures permit. The above referenced activities were conducted by the Company's Boonton operations prior to the Company's acquisition of Boonton.

          The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed at an estimated cost to the Company of $300,000. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time (which the Company is unable to predict) as contamination levels satisfactory to the NJDEP are attained. Operating expenditures incurred by the Company during the year ended December 31, 2000 in connection with the site amounted to approximately $30,000. The Company estimates that operating expenditures in this regard during the year ending December 31, 2001, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately $30,000.

Employees

         As of March 15, 2001, the Company had 86 full-time employees, including its officers, 51 of whom are engaged in manufacturing and repair services, 14 in administration and financial control, 13 in engineering and research and development, and 8 in marketing and sales.

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


Item 2.  Properties

         The Company leases a 25,000 square foot facility located in Paramus, New Jersey which is currently being used as its principal corporate headquarters and manufacturing plant. In addition, the Company leases approximately 33,000 square feet of a facility located in Hanover Township, New Jersey. The term of the lease agreement is for seven years beginning on October 1, 1994 and ending September 30, 2001. The lease also contains an option to extend the term of the lease by five years.

         The Company also owns a 44,000 square foot facility located in Mahwah, New Jersey. In November 2000, the Company entered into a lease agreement with an unrelated third party for the entire facility. The triple net lease runs through August 1, 2013 and the tenant has an option to purchase the property up through August 1, 2012 during the lease term.

Item 3.  Legal Proceedings

         Reference is made to the discussion in Item 1 above regarding an investigation by the NJDEP concerning certain discontinued practices of the Company and their effect on the soil and ground water at a certain facility formerly occupied by the Company. No administrative or judicial proceedings have been commenced in connection with such investigation. The owner of the
Parsippany-Troy Hills facility has notified the Company, that if the investigation proves to interfere with the sale of the property, it may seek to hold the Company liable for any resulting damages. Since May 1983, the owner has been on notice of this problem and has failed to institute any legal proceedings with respect thereto. While this does not bar the owner from instituting a suit, it is the opinion of the Company's legal counsel that it is doubtful that the owner would prevail on any claim due to the fact that such a claim would be barred by the statute of limitations.


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


2000 Fiscal Year                       High                     Low
----------------                       ----                     ---
1st Quarter                            $9.88                    $3.00

2nd Quarter                             5.25                     2.19

3rd Quarter                             4.31                     2.50

4th Quarter                             2.94                     1.88



1999 Fiscal Year
----------------
1st Quarter                            $2.69                    $1.50

2nd Quarter                             2.94                     1.56

3rd Quarter                             2.31                     1.69

4th Quarter                             4.31                     1.50




         On March 15, 2001 the Company had approximately 713 stockholders of record.

         On May 15, 1998, the Company ceased paying a quarterly dividend.

Item 6.  Selected Financial Data

         The selected financial data presented below as of December 31, 2000, 1999, 1998, 1997 and 1996 were derived from the Company's financial statements after restatement for the merger with Boonton Electronics Corporation and discontinued operations accounting (See Note 1 of Notes to Financial Statements). The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K.


Selected Statement of
Operations Data:                           2000          1999          1998          1997          1996
----------------                           ----          ----          ----          ----          ----
Net Sales                           $18,450,518   $13,187,719   $13,141,774   $13,387,582   $11,623,855

Income from continuing operations     3,362,702     2,992,768     1,844,267     2,076,749     1,406,638
before income taxes

Provision for income taxes            1,231,462       959,572       386,421       744,953       909,900

Net income from continuing            2,131,240     2,033,196     1,457,846     1,331,796       496,738
operations

Selected Per Share Data(1):

Net income from continuing                 $.11          $.11          $.08         $.07           $.03
operations per common share -
diluted

Shares used in computation of        19,724,188    19,327,264    19,434,173    19,671,595    19,620,720
earnings per share - diluted

Cash dividends per common share            $.00          $.00          $.05          $.20          $.15

Selected Balance Sheet Data:

Working capital                     $27,553,331   $26,105,601   $24,002,494   $20,948,557   $17,825,059
Total assets                         37,656,273    36,763,982    27,476,472    28,039,105    22,853,550
Total liabilities                     5,273,235     6,647,373     2,605,820     3,781,858     3,225,008
Shareholders' equity                 32,383,038    30,116,609    24,870,652    24,257,247    19,628,542





----------------------------------------
(1) Common share data has been adjusted to reflect the 2-for-1 stock split paid on May 28, 1996.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This information is presented after restatement for the merger with Boonton and discontinued operations accounting (See Note 1 of Notes to Financial Statements). This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

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


Results Of Continuing Operations
Year Ended December 31, 2000 Compared to 1999

         Net sales for the year ended December 31, 2000 were $18,450,518 as compared to $13,187,719 for 1999, an increase of $5,262,799 or 39.9%.

         The Company's gross profit on net sales for the year ended December 31, 2000 was $10,333,595 or 56.0% as compared to $7,092,962 or 53.8% as reported in the previous year. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

         Operating expenses for the year ended December 31, 2000 were $7,266,245 or 39.4% of net sales as compared to $5,151,286 or 39.1% of net sales for the year ended December 31, 1999. For the year ended December 31, 2000 as compared to the prior year, operating expenses increased in dollars by $2,114,959. This increase is attributable to increased professional fees relating to the merger with Boonton Electronics Corporation (see Note 1 of Notes to Financial Statements) and greater advertising, promotional and selling expenses incurred to generate additional sales and to expand customer awareness of the Company's products. Additional rent, wage increases and shareholders' expenses for the Company were also factors.

         Interest, dividend and other income decreased by $71,895 for the year ended December 31, 2000. The decrease was due to a write-off of other receivables partially offset by increased interest income.

         Net income from continuing operations increased to $2,131,240 or $.11 per share on a diluted basis, for the year ended December 31, 2000 as compared to $2,033,196 or $.11 per share on a diluted basis, for the year ended December 31, 1999. The explanation of this increase can be derived from the operational analysis provided above.

Results Of Continuing Operations
Year Ended December 31, 1999 Compared to 1998

         Net sales for the year ended December 31, 1999 were $13,187,719 as compared to $13,141,774 for 1998, an increase of $45,945 or .3%.

         The Company's gross profit on net sales for the year ended December 31, 1999 was $7,092,962 or 53.8% as compared to $6,939,912 or 52.8% as reported in the previous year. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

         Operating expenses for the year ended December 31, 1999 were $5,151,286 or 39.1% of net sales as compared to $5,388,139 or 41.0% of net sales for the year ended December 31, 1998. For the year ended December 31, 1999 as compared to the prior year, operating expenses decreased in dollars by $236,853. This decrease is attributable to a reduction in research and development expense as well as a decrease in bad debt expense and travel expense. The decrease in these and other expenses relate to the sale of the Wireless Test Equipment Business in March, 1999. (see Note 1 of Notes of Financial Statements).

         Interest, dividend and other income increased by $758,598 for the year ended December 31, 1999. The increase was due to a larger average investment balance in 1999 resulting primarily from the proceeds from the sale of the Wireless Test Equipment Business.

         Net income from continuing operations increased to $2,033,196 or $.11 per share on a diluted basis, for the year ended December 31, 1999 as compared to $1,457,846 or $.08 per share on a diluted basis, for the year ended December 31, 1998. The explanation of this increase can be derived from the operational analysis provided above.


Liquidity and Capital Resources

         The Company's working capital has increased by $1,447,730 to $27,553,331 at December 31, 2000, from $26,105,601 at December 31, 1999. At
December 31, 2000, the Company had a current ratio of 15.5 to 1, and a ratio of debt to net worth of .16 to 1. At December 31, 1999, the Company had a current ratio of 10.2 to 1, and a ratio of debt to net worth of .22 to 1.

         Net cash provided from operations has allowed the Company to meet its liquidity requirements, research and development activities and capital expenditures. Operating activities provided $890,609 in cash for the year ending December 31, 2000 compared to $2,710,770 and $2,970,378 in cash flows for the years ending December 31, 1999 and 1998, respectively. Cash provided by operations was primarily due to net income and a decrease in prepaid expenses and other current assets for 2000. For 1999, cash provided by operations was primarily due to net income, an increase in accounts payable and accrued expenses and a decrease in accounts receivable. For 1998, cash provided by operations was primarily due to net income, a decrease in accounts receivable and a decrease in inventory.

         The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.


         Inventory  is  being  monitored  to  balance   anticipated   production
requirements while maintaining manageable levels of goods on hand.

         Net cash used for investing activities for 2000 amounted to $867,767 as opposed to net cash provided from investing activities of $11,512,774 for the year ending December 31, 1999, and net cash used for investing activities of $1,074,098 for the year ending December 31, 1998. From 1999 to 2000, the purchase of a $500,000 investment in equity securities of an unrelated entity and capital expenditures were the primary use of funds. For 1999, the sale of the Wireless Test Equipment Business was the primary source of cash provided. For 1998, capital expenditures were the primary use of these funds.

         Net cash used for financing activities was $797,349, $1,076,934 and $444,417 for the years ending December 31, 2000, 1999 and 1998, respectively. For 2000 and 1999, the principal use of cash was for the acquisition of treasury stock. The payment of quarterly cash dividends was the primary use of these funds in 1998. Cash outlays were partially offset by proceeds from the exercise of stock options in 2000 and 1998.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not Applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The current directors and executive officers of the Company are as follows:

Name                                                 Age               Position

Edward Garcia (1)(2).............................    36                President Chairman of the Board,
                                                                       Chief Executive Officer and President

Marc Wolfsohn ...................................    46                Chief Financial Officer

Henry L. Bachman (4).............................    71                Director

John Wilchek (1)(4)..............................    60                Director

Demir Richard Eden (3)...........................    61                Director

Franklin H. Blecher (3)(4).......................    72                Director

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

                  Marc Wolfsohn joined the Company in November 2000 and has served as the Company's Chief Financial Officer since March 2001. From 1996 to 1999, Mr. Wolfsohn served as CFO of Good Stuff, LLC, a marketer, manufacturer and importer of licensed toys. From 1994 to 1996, Mr. Wolfsohn was employed by Peter Brams Design Division of JAC MEL, Inc. as a Vice President of Finance and has several years of accounting and finance experience with other manufacturing and publicly traded companies. Mr. Wolfsohn earned his New York State CPA while at Arthur Andersen & Co. and has his BBA degree in Accounting from Baruch College (CUNY).

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



Item 11.          Executive Compensation
                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2001 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2001 and is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions
                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2001 and is incorporated herein by reference.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1)      Report of Independent Auditors
                  Consolidated Balance Sheets as of December 31, 2000 and 1999
                  Consolidated Statements of Operations for the Three Years in
                       the Period ended December 31, 2000
                  Consolidated Statements of Changes in Shareholders' Equity
                       for the Three Years in the Period ended December 31, 2000
                  Consolidated Statements of Cash Flows for the Three Years in
                       the Period ended December 31, 2000
                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedules

                  All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

         (3)      Exhibits

                  3.1      Certificate of Incorporation, as amended (1)

                  3.2      Amended and Restated By-laws (1)

                  3.3      Amendment to the Certificate of Incorporation (2)

                  3.4      Amendment to the Certificate of Incorporation (3)

                  4.2      Form of Stock Certificate (1)

                  10.1     Summary Plan Description of Profit Sharing Plan of
                             the Registrant (1)

                  10.2     Incentive Stock Option Plan of the Registrant and
                             related agreement (1)

                  10.3     Amendment to Registrant's Incentive Stock Option
                             Plan and related agreement (3)

                  10.4     Form of Manufacturers Representative Agreement (1)

                  10.5     Lease between the Company and Paramus Parkway
                             Building Associates (4)

                  10.6     Lease, July 14, 1998, between the Company and
                             Panorama Park, Inc., as amended

                  10.7     Asset Purchase Agreement, dated as of January 7,
                           1999, between the Company and Telecom Analysis
                           Systems, Inc.(5)

                  10.8 Non-Competition Agreement, dated March 11, 1999, between the Company and Telecom Analysis Systems,
                           Inc. relating to the Test Equipment Assets (5)



                  10.9 Non-Competition Agreement, dated March 11, 1999, between the Company and Telecom Analysis Systems,
                           Inc. relating to the Noise Assets (5)

                  11.1     Computation of Per Share Earnings

                  23.1     Consent of Independent Auditors (Lazar Levine &
                           Felix LLP)

--------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1996 and incorporated by reference herein.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K, dated March 11, 1999, filed with the Securities and Commission on March 26, 1999.

(b)      Reports on Form 8-K -- None
(c)      See Item 14(a)(3), above.
(d)      See Item 14(a)(2), above.

                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WIRELESS TELECOM GROUP, INC.

Date: March 28, 2001              By:      /s/ Edward Garcia
                                           Edward Garcia, Chairman of the Board,
                                           Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Title                                  Date

/s/ Edward Garcia                         Chairman of the Board,                 March 28, 2001
-------------------------
Edward Garcia                             Chief Executive Officer

/s/ Marc Wolfsohn                         Chief Financial Officer                March 28, 2001
-------------------------
Marc Wolfsohn
                                          Director
-------------------------
John Wilchek

/s/ Demir Richard Eden                    Director                               March 28, 2001
-------------------------
Demir Richard Eden

/s/ Franklin H. Blecher                   Director                               March 28, 2001
-------------------------
Franklin H. Blecher

                                          Director
-------------------------
Henry L. Bachman

/s/ Reed DuBow                            Controller                             March 28, 2001
-------------------------
Reed DuBow

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Wireless Telecom Group, Inc.

                                                                      Page(s)
                                                                      -------
Independent Auditors' Report                                           F - 2
Consolidated Financial Statements:
      Balance Sheets as of December 31, 2000 and 1999                  F - 3
      Statements of Operations for the Three Years in the Period
          Ended December 31, 2000                                      F - 4

      Statement of Changes in Shareholders' Equity for the Three
          Years in the Period Ended December 31, 2000                  F - 5

      Statements of Cash Flows for the Three Years in the Period
          Ended December 31, 2000                                      F - 6


Notes to Consolidated Financial Statements                             F - 7

                                      F - 1

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Wireless Telecom Group, Inc.
Paramus, New Jersey

We have audited the accompanying consolidated financial statements of Wireless Telecom Group, Inc. as listed in the index under item 14 in this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ LAZAR LEVINE & FELIX LLP
                                           ----------------------------
                                               LAZAR LEVINE & FELIX LLP

New York, New York
March 2, 2001

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

                                                 - ASSETS -
                                                                                                 December 31,
                                                                                        ------------------------------
                                                                                              2000          1999
                                                                                        -------------   --------------
CURRENT ASSETS:
    Cash and cash equivalents                                                            $ 21,451,256    $ 22,225,763
    Accounts receivable - net of allowance for doubtful accounts of
      $70,758 and $44,681 for 2000 and 1999, respectively                                   2,932,461       1,849,640
    Inventories                                                                             4,664,264       2,857,456
    Current portion of deferred tax benefit (Note 8)                                           98,000          86,000
    Prepaid expenses and other current assets                                                 306,716       1,924,797
                                                                                         ------------    ------------
TOTAL CURRENT ASSETS                                                                       29,452,697      28,943,656
                                                                                         ------------    ------------

PROPERTY, PLANT AND EQUIPMENT - NET (Notes 2 and 3)                                         5,251,603       5,211,608
                                                                                         ------------    ------------

OTHER ASSETS:

    Goodwill net of accumulated amortization of $301,282 and $134,615
      for 2000 and 1999, respectively                                                       2,198,718       2,365,385
    Deferred tax benefit (Note 8)                                                             112,435         115,825
    Other assets                                                                              640,820         127,508
                                                                                         ------------    ------------
TOTAL OTHER ASSETS                                                                          2,951,973       2,608,718
                                                                                         ------------    ------------

                                                                                         $ 37,656,273    $ 36,763,982
                                                                                         ============    ============

                                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:

    Accounts payable                                                                     $    979,040    $  1,305,558
    Accrued expenses and other current liabilities                                            888,158       1,153,121
    Current portion of notes payable (Note 4)                                                    --           129,476
    Current portion of mortgage payable (Note 3)                                               32,168          31,509
    Income taxes payable                                                                         --           218,391
                                                                                         ------------    ------------
 TOTAL CURRENT LIABILITIES                                                                  1,899,366       2,838,055
                                                                                         ------------    ------------

LONG TERM LIABILITIES:

    Notes payable (Note 4)                                                                       --           434,902
    Mortgage payable (Note 3)                                                               3,201,295       3,229,976
    Other                                                                                     172,574         144,440
                                                                                         ------------    ------------
TOTAL LONG TERM LIABILITIES                                                                 3,373,869       3,809,318
                                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 9 and 10)

SHAREHOLDERS' EQUITY (Note 5):
    Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                    --              --
    Common stock, $.01 par value, 75,000,000 shares authorized, 19,781,677
      and 19,588,011 shares issued for 2000 and 1999, respectively                            197,817         195,880
    Additional paid-in capital                                                             12,748,855      11,856,402
    Retained earnings                                                                      21,466,402      19,335,162
    Treasury stock, at cost - 907,100 and 588,900 shares, respectively                     (2,030,036)     (1,270,835)
                                                                                         ------------    ------------
                                                                                           32,383,038      30,116,609
                                                                                         ------------    ------------
                                                                                         $ 37,656,273    $ 36,763,982
                                                                                         ============    ============

    The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

                                                                                   For the Year Ended December 31,
                                                                               --------------------------------------------
                                                                                  2000             1999             1998
                                                                               ------------    ------------    ------------
NET SALES (Note 6)                                                             $ 18,450,518    $ 13,187,719    $ 13,141,774
                                                                               ------------    ------------    ------------
COSTS AND EXPENSES:

    Cost of sales                                                                 8,116,923       6,094,757       6,201,862
    Operating expenses                                                            7,266,245       5,151,286       5,388,139
    Interest, dividends and other income                                           (979,197)     (1,051,092)       (292,494)
    Settlement of litigation (Note 10)                                              683,845            --              --
                                                                               ------------    ------------    ------------

TOTAL COSTS AND EXPENSES                                                         15,087,816      10,194,951      11,297,507
                                                                               ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                          3,362,702       2,992,768       1,844,267

    Provision for income taxes (Note 8)                                           1,231,462         959,572         386,421
                                                                               ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS                                                 2,131,240       2,033,196       1,457,846
                                                                               ------------    ------------    ------------

DISCONTINUED OPERATIONS (Note 1):

    Income (loss) from operations of a product division disposed of - net of income taxes of $0, $1,540 and ($39,805) for 2000, 1999 and 1998,
      respectively                                                                     --             2,611        (175,874)
    Gain on sale of test equipment product division - net of income
      taxes of $2,228,640 for 1999                                                     --         4,213,177            --
                                                                               ------------    ------------    ------------
                                                                                       --         4,215,788        (175,874)
                                                                               ------------    ------------    ------------


NET INCOME                                                                     $  2,131,240    $  6,248,984    $  1,281,972
                                                                               ============    ============    ============


NET INCOME PER COMMON SHARE - BASIC

    Continuing operations                                                            $0.11            $0.11          $ 0.08
    Discontinued operations                                                           0.00             0.21           (0.01)
                                                                                     -----            -----          ------
                                                                                     $0.11            $0.32          $ 0.07
                                                                                     =====            =====          ======

NET INCOME PER COMMON SHARE - DILUTED

    Continuing operations                                                            $0.11            $0.11          $ 0.08
    Discontinued operations                                                           0.00             0.21           (0.01)
                                                                                     -----            -----          ------
                                                                                     $0.11            $0.32          $ 0.07
                                                                                     =====            =====          ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

    Continuing operations                                                        19,159,975      19,229,051      19,424,972
    Discontinued operations                                                      19,724,188      19,327,264      19,434,173

CASH DIVIDENDS PER COMMON SHARE                                                       $0.00           $0.00           $0.05
                                                                                      =====           =====           =====


    The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

                                                        Additional                       Treasury
                                            Common       Paid-in         Retained          Stock
                                             Stock       Capital         Earnings         at Cost         Total
                                          -----------  -------------   -------------    -----------    -----------
Balance at December 31, 1997             $    194,992   $ 11,648,312   $ 12,681,751    $   (267,809)   $ 24,257,246

Dividends - $.05 per share                       --             --         (877,545)           --          (877,545)

Exercise of stock options                         888        208,090           --              --           208,978

Net income                                       --             --        1,281,972            --         1,281,972
                                         ------------   ------------   ------------    ------------    ------------

Balance at December 31, 1998                  195,880     11,856,402     13,086,178        (267,809)     24,870,651

Purchase of treasury stock                       --             --             --        (1,003,026)     (1,003,026)

Net income                                       --             --        6,248,984            --         6,248,984
                                         ------------   ------------   ------------    ------------    ------------

Balance at December 31, 1999                  195,880     11,856,402     19,335,162      (1,270,835)     30,116,609

Stock options exercised                         1,522        423,254                                        424,776

Tax benefit of exercised stock options                       130,000                                        130,000

Purchase of treasury stock                       --             --             --          (759,201)       (759,201)

Compensatory shares                               415        339,199                                        339,614

Net income                                       --             --        2,131,240            --         2,131,240
                                         ------------   ------------   ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2000             $    197,817   $ 12,748,855   $ 21,466,402    $ (2,030,036)   $ 32,383,038
                                         ============   ============   ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

                                                                                       For the Year Ended December 31,
                                                                              ---------------------------------------------
                                                                                   2000             1999             1998
                                                                              ---------------- ----------------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                                $  2,131,240    $  6,248,984    $  1,281,972
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Non cash compensation                                                      258,750            --              --
        Depreciation and amortization                                              489,809         353,993         559,637
        Deferred income taxes                                                      121,390         203,899         736,366
        Provision for losses on accounts receivable                                 26,077         227,287          13,397
        Gain on sale of discontinued division                                         --        (6,441,816)           --
        Other income                                                               (66,672)           --              --
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                (1,108,897)        914,229       2,165,347
      (Increase) decrease in inventory                                          (1,806,808)       (114,104)        798,295
      Decrease (increase) in prepaid expenses and other current assets           1,609,399        (489,484)     (1,457,862)
      (Decrease) increase in accounts payable and accrued expenses                (545,288)      1,589,391      (1,126,774)
      (Decrease) increase  in income taxes                                        (218,391)        218,391            --
                                                                              ------------    ------------    ------------
        Net cash provided by operating activities                                  890,609       2,710,770       2,970,378
                                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of investment - other assets                                         (500,000)           --              --
    Capital expenditures                                                          (363,138)     (1,104,848)     (1,104,017)
    Officers' life insurance                                                        (4,629)         20,152          29,919
    Proceeds from sale of discontinued division                                       --        17,230,730            --
    Proceeds from covenant not to compete                                             --           200,000            --
    Purchase of noise product line                                                    --        (2,500,000)           --
    Expenses related to disposal of division                                          --        (2,333,260)           --
                                                                              ------------    ------------    ------------
        Net cash (used for) provided by investing activities                      (867,767)     11,512,774      (1,074,098)
                                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments of mortgage note                                                      (28,022)           --              --
    Payment of long term debt                                                     (215,932)        (73,908)        (14,478)
    Related party loans                                                           (218,970)           --           (50,000)
    Chapter 11 settlement - non current                                               --              --          (153,372)
    Dividends paid                                                                    --              --          (877,545)
    Proceeds from exercise of stock options                                        424,776            --           208,978
    Acquisition of treasury stock                                                 (759,201)     (1,003,026)           --
    Proceeds from stock purchases                                                     --              --           442,000
                                                                              ------------    ------------    ------------
      Net cash (used for) financing activities                                    (797,349)     (1,076,934)       (444,417)
                                                                              ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (774,507)     13,146,610       1,451,863

    Cash and cash equivalents, at beginning of year                             22,225,763       9,079,153       7,627,290
                                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                     $ 21,451,256    $ 22,225,763    $  9,079,153
                                                                              ============    ============    ============

SUPPLEMENTAL INFORMATION:
    Cash paid during the year for:
      Taxes                                                                   $  1,518,297    $  3,154,416    $  1,039,350
      Interest                                                                     320,711          20,377          25,706

   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE   1   -     DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
                 ACCOUNTING POLICIES:

                 Organization and Basis of Presentation:

                 Wireless Telecom Group, Inc. and Subsidiaries (the Company), develops and manufactures a wide variety of electronic noise sources and testing and measurement instruments, which it sells to customers throughout the United States and worldwide through its foreign sales corporation and foreign distributors to commercial and government customers in the electronics industry. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries, Boonton Electronics Corporation, WTG Foreign Sales Corporation and NC Mahwah, Inc.

                 On July 7, 2000, Wireless Telecom Group, Inc. ("Wireless") and Boonton Electronics Corp. ("Boonton") closed on a merger under an agreement dated March 2, 2000 and as amended on April 28, 2000. A newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton, a public entity. Each share of Boonton common stock was converted into .79 shares of the Company's common stock with aggregate consideration totaling 1,885,713 shares of Wireless common stock. The merger is being accounted for as a pooling of interests and accordingly, all periods prior to the merger have been restated to include the results of operations, financial position and cash flows of Boonton. Boonton's fiscal year end has been changed to December 31 to conform to Wireless's year end.

                 The   reconciliations   of  revenue,   income  from  continuing
                 operations and net income of Wireless and Boonton for the periods prior to the combination are as follows:

                                       Six Months Ended     Year Ended     December 31,
                                        June 30, 2000          1999           1998
                                        --------------   ---------------  ------------
                 NET SALES:
                   Wireless               $  4,436,886    $  6,848,557    $  6,834,815
                   Boonton                   4,506,246       6,339,162       6,306,959
                                          ------------    ------------    ------------
                     Combined             $  8,943,132    $ 13,187,719    $ 13,141,774
                                          ============    ============    ============

                 INCOME FROM CONTINUING
                  OPERATIONS:

                   Wireless               $    857,488    $  2,422,793    $  1,455,605
                   Boonton                      (2,987)       (389,597)          2,241
                                          ------------    ------------    ------------
                     Combined             $    854,501    $  2,033,196    $  1,457,846
                                          ============    ============    ============

                 NET INCOME:

                   Wireless               $    857,488    $  6,638,581    $  1,279,731
                   Boonton                      (2,987)       (389,597)          2,241
                                          ------------    ------------    ------------
                     Combined             $    854,501    $  6,248,984    $  1,281,972
                                          ============    ============    ============

                 There were no material adjustments required to conform the accounting policies of the two companies. Certain amounts of Boonton have been reclassified to conform to the reporting practices of Wireless.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE   1   -     DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
                 POLICIES (Continued):

                 Organization and Basis of Presentation (Continued):

                 In March 1999, the Company consummated the sale of the assets of a product division which was in the business of designing, developing, assembling, manufacturing and selling certain wireless and satellite test equipment for a purchase price of approximately $19 million. The net assets sold to the purchaser aggregated approximately $10,000,000. The agreement also contained non- compete clauses and a provision for a portion of the purchase price ($2 million) to be placed in escrow to secure payment of certain indemnification obligations and/or purchase price adjustments. As of December 31, 2000, all monies previously held in escrow have been released to the Company. This product division is being accounted for as discontinued operations and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Operating results of the discontinued operations are as follows:

                                                   1999            1998
                                                ------------   ------------
                 Net sales                      $  1,522,617   $ 10,465,848
                                                ------------   ------------

                 Earnings (loss) before taxes          4,151       (215,679)
                 Income taxes (benefit)                1,540        (39,805)
                                                ------------   ------------
                 Net earnings (loss) from
                   discontinued operations      $      2,611   $   (175,874)
                                                ============   ============

                 The product division sold by the Company occupied the facilities located in Mahwah, New Jersey (see Note 9) and the purchaser subleased this facility for a twelve month period. In December 1999, the Company exercised its option to purchase this building (see Note 3).

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

                   Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large customer base. However, at December 31, 2000 primarily all of the Company's receivables do pertain to the telecommunications industry.

                   The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and long term debt approximate fair value.

                   Cash and Cash Equivalents:

                   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts and commercial paper, all stated at cost, which approximates market value. As of December 31, 2000 and 1999, the Company had approximately $18,000,000 invested in commercial paper.

                   Accounts Receivable:

                   The Company accounts for uncollectible accounts under the allowance method. Potentially uncollectible accounts are provided for throughout the year and actual bad debts are written off to the allowance in a timely fashion.

                   Inventories:

                   Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses.

                   Inventories consist of:

                                                December 31,
                                        --------------------------
                                           2000            1999
                                        ----------      ----------
                   Raw materials        $3,513,666      $2,004,081
                   Work-in-process         657,125         425,453
                   Finished goods          493,473         427,922
                                        ----------      ----------
                                        $4,664,264      $2,857,456
                                        ==========      ==========

                                      F - 9

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
                 ACCOUNTING POLICIES (Continued):

                 Fixed Assets and Depreciation:

                 Fixed   assets  are   reflected  at  cost.   Depreciation   and
                 amortization are provided on a straight-line basis over the following useful lives:

                       Building and improvements            39  years
                       Machinery and equipment            5-10  years
                       Furniture and fixtures             5-10  years
                       Transportation equipment            3-5  years

                 Leasehold improvements are amortized over the term of the lease.

                 Repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized.

                 Intangible Assets:

                 Goodwill relative to the purchase of the noise generation product line in 1999 (see Note 1), aggregating $2,500,000, is being amortized on a straight line basis over 15 years.

                 Amortization expense for the years ended December 31, 2000 and 1999 were $166,667 and $134,615, respectively. Accumulated amortization as of December 31, 2000 and 1999 aggregated $301,282 and $134,615, respectively.

                 Intangibles are periodically reviewed to assess recoverability from future operations using undiscounted cash flows in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

                 Revenue Recognition:

                 The Company recognizes revenue from all product sales at the time of shipment.

                 Research and Development Costs:

                 Research and development costs, including those of discontinued operations, are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 2000, 1999 and 1998 were $1,124,392,
                 $1,486,550 and $3,344,489, respectively.

                 Advertising Costs:

                 Advertising expenses, including those of discontinued operations, are charged to operations during the year in which they are incurred and aggregated $451,073, $445,268 and $934,266 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE   1   -     DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
                 ACCOUNTING POLICIES (Continued):

                 Stock Based Compensation:

                 The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
                 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                 Income Taxes:

                 The Company utilizes SFAS 109, "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognized the benefit of Boonton's net operating loss carryforwards applying a valuation allowance which requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized (see also Note 8).

                 Income Per Common Share:

                 The Company utilizes SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent sales outstanding during each period.

                 Accounting Pronouncements:

                 SFAS 130 "Reporting Comprehensive Income" was effective for years beginning after December 15, 1997. This statement prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

                 SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", was effective for years beginning after December 31, 1997. The Company does not presently believe that it operates in more than one identifiable segment, however, see
                 Note 6 regarding certain geographical sales information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE   1   -     DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
                 ACCOUNTING POLICIES (Continued):

                 Accounting Pronouncements (Continued):

                 The Company also adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs related to developing or obtaining internal use software should be capitalized. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

                 In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2001. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principles at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "Accounting Changes". The Company does not believe that the adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.

                 In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

                 SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises the disclosure requirements related to pension and other postretirement benefits. The new standard does not change the measurement or accounting recognition for such plans. The Company does not currently provide any such benefits.

                 New accounting standards issued include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. SFAS No. 133 will become effective for the Company beginning in the first quarter of fiscal year 2001. The Company has not determined the effect of this new standard; however, due to the Company's limited use of derivatives, the impact is not expected to be material.

                 Reclassifications:

                 Certain items on the financial statements for the 1999 and 1998 years have been reclassified to conform to the current year's presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

 NOTE   2   -    PROPERTY, PLANT AND EQUIPMENT:

                 Property, plant and equipment, consists of the following:

                                                                            December 31,
                                                                     -------------------------
                                                                        2000            1999
                                                                     -----------    ----------
                 Building and improvements                           $3,619,515     $3,610,040
                 Machinery and equipment                              3,261,765      2,922,894
                 Furniture and fixtures                                 819,209        809,517
                 Transportation equipment                               121,522        121,522
                 Leasehold improvements                                 197,358        192,259
                                                                     ----------     ----------
                                                                      8,019,369      7,656,232
                 Less: accumulated depreciation and amortization      3,467,766      3,144,624
                                                                     ----------     ----------
                                                                      4,551,603      4,511,608
                 Add: land                                              700,000        700,000
                                                                     ----------     ----------
                                                                     $5,251,603     $5,211,608
                                                                     ==========     ==========

NOTE   3   -     MORTGAGE PAYABLE:

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

                 Maturities of mortgage payable for the next five years are $32,168, $34,686, $37,401, $40,329, $43,485, respectively and
                 $3,045,394 thereafter.

NOTE   4   -    NOTES PAYABLE:

                                                                                         December 31,
                                                                                     ----------------------
                                                                                      2000          1999
                                                                                      ----          ----
                 Related  party  notes, (subordinated  to  NJEDA  loan) dated
                   February 6, 1995, payable in monthly installments of $5,449
                   including interest at 9% per annum through September 30, 2001     $  --         $262,500
                 Less current portion                                                   --           43,530
                                                                                     -------       --------
                 Non current portion                                                 $  --         $218,970
                                                                                     =======       ========

                 Interest expense relating to these notes, for the years ended December 31, 2000 and 1999 amounted to $12,468 and $23,605, respectively. All principal was paid in July, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE 4 - NOTES PAYABLE (Continued):

                                                                                            December 31,
                                                                                      -------------------------
                                                                                        2000            1999
                                                                                        ----            ----
                 New Jersey Economic Development Authority notes, dated July 31,
                   1996,  payable in monthly  installments  of $7,620  including
                   interest at 6.75% per annum through June 30, 2003                  $     -         $301,878
                 Less current portion                                                       -           85,946
                                                                                      -----------     ---------
                 Non current portion                                                  $     -         $215,932
                                                                                      ===========     ========

                 Interest expense pertaining to these notes, for the fiscal years ended December 31, 2000 and 1999 amounted to $10,968 and $20,377, respectively. All principal was paid in July, 2000.

NOTE   5   -     SHAREHOLDERS' EQUITY:

                 The Company paid quarterly cash dividends aggregating $877,545 for the year ending December 31, 1998. No dividends were paid in 2000 or 1999.

                 In June 1998, the Company retained J.W. Genesis as its financial adviser. In connection with this appointment, the Company issued to J.W. Genesis, warrants to acquire 250,000 shares of the Company's common stock at a price of $3.0625 per share, the fair market value at the date of issuance. These warrants expire in June 2003.

                 The Company's 1995 Incentive Stock Option Plan ("the Plan") has authorized the grant of options, to purchase up to a maximum of 1,750,000 shares of common stock, to officers and other key employees. Prior to 1995, the Company had established an Incentive Stock Option Plan under which options to purchase up to 1,500,000 shares of common stock were available to be granted to officers and other key employees. All options granted have 10 year terms and vest and become fully exercisable after a maximum of five years from the date of grant.

                 During 2000, the stockholders approved the Company's 2000 Stock Option Plan. The 2000 Plan provides for the grant of ISOs and NQSOs in compliance with the Code to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company's future growth and success. 1,500,000 shares of Common Stock are reserved for issuance upon the exercise of options under the 2000 Plan. All options granted have 10 year terms and vest and become fully exercisable after a maximum of three years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE   5   -     SHAREHOLDERS' EQUITY (Continued):

                 A summary of stock activity, and related information for the years ended December 31, follows:

                                                                     Weighted Average
                                                            Options   Exercise Price
                                                          ---------- ----------------
                 Outstanding, December 31, 1997            1,093,400    $   6.38

                 Weighted average fair value of options
                   granted during the year                                  2.32

                   Granted                                 1,177,400        2.74
                   Exercised                                 (88,800)       2.35
                   Canceled                                 (935,000)       6.08
                                                          ----------       -----
                 Outstanding, December 31, 1998            1,247,000        3.46

                 Weighted average fair value of options
                   granted during the year                                  0.73

                   Granted                                   751,000        1.69
                   Exercised                                      --          --
                   Canceled                                 (742,600)       3.32
                                                          ----------       -----
                 Outstanding, December 31, 1999            1,255,400        2.48

                 Weighted average fair value of options
                   granted during the year                                  1.69

                           Granted                         1,110,260        2.58
                           Exercised                        (128,080)       3.22
                           Canceled                          (34,000)       1.94
                                                          ----------       -----
                      Outstanding, December 31, 2000       2,203,580       $2.49
                                                          ==========       =====

                   Options exercisable:

                   December 31, 1998                         194,000       $4.94
                   December 31, 1999                         197,280        4.23
                   December 31, 2000                         272,680        2.95

                 Exercise prices for options outstanding as of December 31, 2000 ranged from $1.69 to $6.75. The weighted average remaining contractual life of these options is seven years.

                 Pro forma information regarding net income and earnings per share is required by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively; risk-free interest rates of 5.2%, 5% and 5%; dividend yields of 0%, 1.5% and 1.9%; volatility factors of the expected market price of the Company's common stock of 65%, 62% and 60%; and a weighted average expected life of the options of seven years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE   5   -     SHAREHOLDERS' EQUITY (Continued):

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

                 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                                   2000              1999            1998
                                                              --------------    --------------   --------
                       Net income from continuing operations:
                            As reported                           $2,131,240        $2,033,196       $1,457,846
                            Pro forma                              1,943,604         1,785,907        1,260,374
                       Basic earnings per share:
                            As reported                                 $.11              $.11             $.08
                            Pro forma                                    .10               .09              .06
                       Diluted earnings per share:
                            As reported                                  .11               .11              .08
                            Pro forma                                    .10               .09              .06

NOTE   6   -     OPERATIONAL INFORMATION AND EXPORT SALES:

                 The Company's operations are in a single industry segment and involve the manufacture of various types of electronic test equipment. All of the Company's assets are domestic.

                 For the years ended December 31, 2000, 1999 and 1998, no customer accounted for more than 10% of total sales.

                 In addition to its in-house sales staff, the Company uses various manufacturers representatives to sell its products. For the years ended December 31, 2000, 1999 and 1998, one representative accounted for 14%, 13% and 0% of sales, respectively.

                 Export sales, including sales related to discontinued operations, which are all transacted in US dollars, were approximately 26%, 38% and 61% of total sales for the years ended December 31, 2000, 1999 and 1998, respectively. Export sales by geographic location are as follows:

                                    2000             1999             1998
                                -----------      ------------     ------------
                 Asia            $1,845,000        $1,954,000       $3,650,000
                 Europe           2,527,000         2,406,000        3,895,000
                 Other              423,000           613,000          497,000
                                -----------      ------------     ------------
                                 $4,795,000        $4,973,000       $8,042,000
                                 ==========        ==========       ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE   7   -     401(k) PROFIT SHARING PLAN:

                 During the year ended December 31, 1990 the Company adopted a resolution to institute a 401(k) profit sharing plan effective January 1, 1991, to cover all eligible employees. The Company's contributions to the plan are discretionary but may not exceed 6% of participants' compensation. Contributions to the plan for the years ended December 31, 2000, 1999 and 1998 aggregated $71,396, $62,990 and $87,101, respectively.

NOTE   8   -     INCOME TAXES:

                 The components of income tax expense related to income from continuing operations are as follows:

                                                  December 31,
                                      ------------------------------------
                                         2000         1999          1998
                                      ----------  -----------    ---------
                 Current:
                   Federal              $962,390     $990,531     $262,931
                   State                 225,929      369,638       15,000
                 Deferred:
                   Federal                34,514     (313,302)      90,490
                   State                   8,629      (87,295)      18,000
                                      ----------   ----------     --------
                                      $1,231,462     $959,572     $386,421
                                      ==========   ==========     ========

                 The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                                            December 31,
                                                               ----------------------------------------
                                                                  2000           1999           1998
                                                               -----------   -----------     ----------
                                                                    % of          % of           % of
                                                                  Pre Tax       Pre Tax        Pre Tax
                                                                  Earnings      Earnings       Earnings
                 Statutory federal income tax rate                  34.0%         34.0%          34.0%
                 State income tax                                    5.3           6.2            1.2
                 Foreign sales corporation                          (1.2)         (2.9)          (0.8)
                 Other, including research and development
                   credit, capital gains treatment                  (1.5)         (5.2)         (13.5)
                                                                   -----          ----          -----
                                                                    36.6%         32.1%          20.9%
                                                                   =====          ====          =====

The tax benefits associated with the disqualifying disposition of stock acquired with incentive stock options reduces taxes currently payable as shown above by $130,000 for 2000. Such benefits are credited to additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE   8   -     INCOME TAXES (Continued):

                 The components of deferred income taxes are as follows:

                                                                                            December 31,
                                                                                     --------------------------
                                                                                         2000           1999
                                                                                     -----------    -----------
                 Deferred tax assets:
                   Uniform capitalization of inventory costs for tax purposes          $ 205,671    $   175,000
                   Allowances for doubtful accounts                                       60,760         55,000
                   Net operating loss carryforward                                       769,107        710,371
                                                                                     -----------       --------
                                                                                       1,035,538        940,371
                   Valuation allowance for deferred tax assets                          (271,742)      (301,936)
                                                                                     -----------      ---------
                                                                                         763,796        638,435
                 Deferred tax liabilities:
                   Tax over book depreciation                                           (418,361)      (315,610)
                   Other                                                                (135,000)      (121,000)
                                                                                      ----------      ---------
                 Net deferred tax asset                                                 $210,435       $201,825
                                                                                      ==========      =========

NOTE   9   -     COMMITMENTS AND CONTINGENCIES:

                 Warranties:

                 The Company provides one year warranties on of all its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. The costs related to these warranties are not certain and cannot be reasonably estimated. In addition, based upon past experience, these costs have been minimal and therefore, no provision for these costs has been made.

                 Leases:

                 The Company currently leases a 25,000 square foot facility in Paramus, New Jersey which is used as its principal corporate headquarters and manufacturing plant. The lease on this space terminates in 2006 and the Company has an option to renew this lease for an additional five year term. In 1998, the Company leased a 600 square foot facility in San Diego, California which was terminated in 1999.

                 In addition, the Company leases approximately 33,000 square feet of a facility located in Hanover Township, New Jersey which is occupied by Boonton. The term of the lease agreement is for seven years beginning on October 1, 1994 and ending September 30, 2001. The lease also contains an option to extend the term of the lease by five years.

                 The Company is also responsible for its proportionate cost of utilities, repairs, taxes and insurance. The future minimum lease payments are shown below:

                   2001                        $   496,700
                   2002                            247,700
                   2003                            247,700
                   2004                            247,700
                   2005                            247,700
                   Thereafter                      123,850
                                              ------------
                                                $1,611,350
                                              ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE   9   -     COMMITMENTS AND CONTINGENCIES (Continued):

                 Leases (Continued):

                 Rent expense for the years ended December 31, 2000, 1999 and 1998 was $689,751, $679,166 and $819,761, respectively.

                 On July 14, 1998 the Company entered into a 15 year lease for a 44,000 square foot facility located in Mahwah, New Jersey. This new facility was leased to serve as the headquarters and manufacturing plant for one of the Company's divisions. In December 1999, the Company exercised its option to purchase this building (see Note 3). In November 2000, the Company entered into an agreement to lease this property to an unrelated third party. Rental income for 2000 was $15,800. This lease, which terminates in 2013, provides for annual rental income of $379,219 throughout the lease term.

                 The Company leases certain equipment under operating lease arrangements that are generally for 60-month terms. These operating leases expire in various years through 2005. One of these leases may be renewed at the end of three years. Future payments consisted of the following at December 31, 2000:

                            2001                              $ 79,175
                            2002                                73,244
                            2003                                70,531
                            2004                                54,679
                            2005                                 8,056
                                                              --------
                                                              $285,685
                                                              ========

                 Environmental Contingencies:

                 Following an investigation by the New Jersey Department of Environmental Protection (NJDEP) of the waste disposal practices at a certain site formerly leased by Boonton, the Company put a ground water management plan into effect as approved by the Department. Costs associated with this site are charged directly to income as incurred. The owner of this site has notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the lessor would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations.

                 Costs charged to operations in connection with the water management plan amounted to approximately $30,000 and $80,000 for the years ended December 31, 2000 and 1999, respectively. The Company estimates the expenditures in this regard for the fiscal year ending December 31, 2001 will amount to approximately $30,000. The Company will continue to be liable under the plan in all future years until such time as the NJDEP releases it from all obligations applicable thereto.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE 10   -  SETTLEMENT OF LITIGATION:

                 On March 15, 1999, a complaint was filed in the Superior Court of the State of California for the County of Orange. The action was brought by Mr. David Day, an individual; David Day d/b/a Day Test & Measurement, as plaintiffs against Noise Com, Inc., a New Jersey corporation; Wireless Telecom Group, Inc., a New Jersey corporation; Telecom Analysis Systems, Inc., Bowthorpe PLC and Does 1 through 100, inclusive as defendants. The action set forth several causes of action, including breach of contract and fraud relating to an alleged failure of the defendants to pay full commissions allegedly owed to plaintiff.

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

                 On June 7, 2000, Wireless Telecom Group, Inc. d/b/a Noise Com settled both the California action and the New Jersey action.
                 The terms of the settlement included, among other things, a payment from Noise Com to David Day of $1,250,000. The Company had previously accrued approxi mately $585,000 in connection with this matter and has recorded an additional cost of approximately $684,000 during the year ended December 31, 2000.

NOTE 11   -      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                 The following is a summary of selected quarterly financial data from continuing operations (in thousands, except per share amounts).

                 2000
                 ----
                                                                                      Quarter
                                                                    -------------------------------------------
                                                                       1st       2nd        3rd          4th
                                                                    --------    -------    -------     --------
                 Net sales                                            $4,342     $4,601     $4,743       $4,765
                 Gross profit                                          2,314      2,687      2,825        2,508
                 Operating income                                        794        182        607          801
                 Net income from continuing operations                   766         89        543          733
                 Diluted net income per share from
                   continuing operations                                $.04       $.00       $.03         $.04

                 1999
                 ----

                                                                                      Quarter
                                                                    -------------------------------------------
                                                                       1st       2nd        3rd          4th
                                                                    --------    -------    -------     --------
                 Net sales                                            $3,192     $3,436     $3,196       $3,364
                 Gross profit                                          1,885      1,948      1,347        1,913
                 Operating income (loss)                                 716        770       (193)         649
                 Net income from continuing operations                   558        703         95          677
                 Diluted net income per share from
                   continuing operations                                $.03       $.04       $.00         $.04