Form 10-Q
period 2001-03-31
WIRELESS TELECOM GROUP INC
filed 2001-05-11
CIK 878828

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                                For Quarter Ended

                                 March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


      For the transition period from ________ to ______


                             Commission file number

                                     1-11916

                          WIRELESS TELECOM GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                22-2582295
   -------------------------------                     ----------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

         East 64 Midland Avenue
          Paramus, New Jersey                             07652
---------------------------------------                   -----
(Address of principal executive offices)                (Zip Code)


                                 (201) 261-8797
               --------------------------------------------------
               Registrant's telephone number, including area code

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                               17,835,977
------------------------------                           ------------------
          Class                                          Outstanding Shares
                                                           At May 8, 2001

                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents

                                                                                 Page(s)
PART I.  FINANCIAL INFORMATION

      Item 1 -- Consolidated Financial Statements:

           Condensed Balance Sheets as of March 31, 2001
              (unaudited) and December 31, 2000                                        3

           Condensed Statements of Operations for the Three
              Months Ended March 31, 2001 and 2000 (unaudited)                         4

           Condensed Statements of Cash Flows for the Three
              Months Ended March 31, 2001 and 2000 (unaudited)                         5

           Notes to Interim Condensed Financial Statements (unaudited)                 6

      Item 2 -- Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  7 - 8

PART II. OTHER INFORMATION

      Item 1 -- Legal Proceedings                                                      9

      Item 2 -- Changes in Securities                                                  9

      Item 3 -- Defaults upon Senior Securities                                        9

      Item 4 -- Submission of Matters to a Vote of Security Holders                    9

      Item 5 -- Other Information                                                      9

      Item 6 -- Exhibits and Reports on Form 8-K                                       9

Signatures                                                                            10

Exhibit 11.1                                                                          11

                         PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 MARCH 31,            DECEMBER 31,
                                                                                   2001                   2000
                                                                                -----------           ------------
                                                                                (unaudited)
                                    -ASSETS-
CURRENT ASSETS:
   Cash and cash equivalents                                                    $19,050,655            $21,451,256
   Accounts receivable -- net of allowance for doubtful accounts of
     $130,345 and $44,681, respectively                                           3,517,456              2,932,461
   Inventories                                                                    4,993,056              4,664,264
   Current portion of deferred tax benefit                                           98,000                 98,000
   Prepaid expenses and other current assets                                        379,936                306,716
                                                                                -----------            -----------
TOTAL CURRENT ASSETS                                                             28,039,103             29,452,697
                                                                                -----------            -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                               5,199,162              5,251,603
                                                                                -----------            -----------

OTHER ASSETS:
   Goodwill - net                                                                 2,157,051              2,198,718
   Deferred tax benefit                                                             112,435                112,435
   Other assets                                                                     643,186                640,820
                                                                                -----------            -----------
TOTAL OTHER ASSETS                                                                2,912,672              2,951,973
                                                                                -----------            -----------
TOTAL ASSETS                                                                    $36,150,937            $37,656,273
                                                                                ===========            ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                             $   819,836            $   979,040
   Accrued expenses and other current liabilities                                 1,009,505                888,158
   Current portion of mortgage payable                                               27,536                 32,168
                                                                                -----------            -----------
TOTAL CURRENT LIABILITIES                                                         1,856,877              1,899,366
                                                                                -----------            -----------

LONG TERM LIABILITIES:
   Mortgage payable                                                               3,198,111              3,201,295
   Other long term liabilities                                                      155,905                172,574
                                                                                -----------            -----------
TOTAL LONG TERM LIABILITIES                                                       3,354,016              3,373,869
                                                                                -----------            -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                          -                      -
   Common stock, $.01 par value, 75,000,000 shares authorized,
     19,781,677 shares issued                                                       197,817                197,817
   Additional paid-in-capital                                                    12,749,041             12,748,855
   Retained earnings                                                             22,690,277             21,466,402
   Treasury stock at cost, - 1,835,100 and 907,100, respectively                 (4,697,091)            (2,030,036)
                                                                                -----------            -----------
TOTAL SHAREHOLDERS' EQUITY                                                       30,940,044             32,383,038
                                                                                -----------            -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $36,150,937            $37,656,273
                                                                                ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                      For the Three Months
                                                                         Ended March 31,
                                                                  ------------------------------
                                                                     2001                2000
                                                                     ----                ----
NET SALES                                                         $5,779,552          $4,342,349
                                                                  ----------          ----------

COSTS AND EXPENSES:
   Cost of sales                                                   2,604,625           2,028,553
   Operating expenses                                              1,460,463           1,520,109
   Interest, dividend and other income                              (248,070)           (404,225)
                                                                  ----------          ----------

TOTAL COSTS AND EXPENSES                                           3,817,018           3,144,437
                                                                  ----------          ----------

INCOME BEFORE INCOME TAXES                                         1,962,534           1,197,912

PROVISION FOR INCOME TAXES                                           738,659             431,986
                                                                  ----------          ----------

NET INCOME                                                        $1,223,875          $  765,926
                                                                  ==========          ==========

NET INCOME PER COMMON
SHARE (Note 2):

    BASIC                                                         $     0.07          $     0.04
                                                                  ==========          ==========

    DILUTED                                                       $     0.07          $     0.04
                                                                  ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                              For the Three Months
                                                                                Ended March 31,
                                                                       --------------------------------
                                                                          2001                2000
                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $ 1,223,875          $   765,926
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                           96,109              113,766
    Provision for losses on accounts receivable                             59,586               13,911
    Loss on disposal of fixed assets                                           488                    -
  Changes in assets and liabilities:
    (Increase) in accounts receivable                                     (644,582)            (595,672)
    (Increase) in inventories                                             (328,792)            (147,926)
    (Increase) decrease in prepaid expenses and other current assets       (73,220)             958,406
    (Decrease) increase in accounts payable and accrued expenses           (37,857)             411,646
                                                                       -----------          -----------
      Net cash provided by operating activities                            295,607            1,520,057
                                                                       -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                   (20,057)             (37,504)
    Proceeds from sale of fixed assets                                         900                    -
    Purchase of investment                                                       -             (500,000)
    Increase in real estate escrow                                          (2,368)              (1,579)
                                                                       -----------          -----------
      Net cash (used for) investing activities                             (21,525)            (539,083)
                                                                       -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                               (7,816)              (5,437)
    Payments of loans                                                            -              (23,550)
    Proceeds from related party borrowings                                       -              250,000
    Acquisition of treasury stock                                       (2,667,055)                   -
    Proceeds from exercise of stock options/warrants                           188              375,950
                                                                       -----------          -----------
      Net cash (used for) provided by financing activities              (2,674,683)             596,963
                                                                       -----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (2,400,601)           1,577,937

  Cash and cash equivalents, at beginning of year                       21,451,256           22,225,763
                                                                       -----------          -----------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                          $19,050,655          $23,803,700
                                                                       ===========          ===========

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
          Taxes                                                        $   360,480          $   725,400

          Interest                                                     $    61,067          $    68,350


   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed, consolidated balance sheet as of March 31, 2001 and the condensed, consolidated statements of operations for the three month periods ended March 31, 2001 and 2000 and the condensed, consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, WTG Foreign Sales Corporation and NC Mahwah, Inc. WTG Foreign Sales Corporation began operations as a subsidiary of the Company in February 1996.

     In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein, since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

     The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 3 - SHAREHOLDERS' EQUITY

     During the quarter ended March 31, 2001, the Company repurchased 928,000 shares pursuant to a stock repurchase program authorized by the Board of Directors on November 27, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  INTRODUCTION

  Wireless Telecom Group, Inc., a New Jersey corporation, and Boonton Electronics Corporation (collectively, the "Company"), develops, manufactures and markets a wide variety of electronic noise sources and electronic testing and measuring instruments including power meters, voltmeters and modulation meters. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

  On July 7, 2000, Wireless Telecom Group, Inc. and Boonton Electronics Corp. closed on a merger under an agreement dated March 2, 2000. A newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton, a public entity. The merger is being accounted for as a pooling of interests and accordingly, all periods prior to the merger have been restated to include the results of operations and cash flows of Boonton.


  The financial information presented herein includes:

  (i) Condensed consolidated balance sheets as of March 31, 2001 and as of December 31, 2000 (ii) Condensed consolidated statements of operations for the three month periods ended March 31, 2001 and 2000 and (iii) Condensed consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000.

  OPERATIONS

  For the three months ended March 31, 2001 as compared to the corresponding period of the previous year, net sales increased to $5,779,552 from $4,342,349, an increase of $1,437,203 or 33.1%. This increase is primarily due to an increase in application of the Company's products as built-in testers in wireless networks and an overall increase in the market for the Company's noise-based communication and power measurement products.

  The Company's gross profit on net sales for the three months ended March 31, 2001 was $3,174,927 or 54.9% as compared to $2,313,796 or 53.3% for the three months ended March 31, 2000. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

  Operating expenses for the three months ended March 31, 2001 were $1,460,463 or 25.3% of net sales as compared to $1,520,109 or 35.0% of net sales for the three months ended March 31, 2000.

  For the three months ended March 31, 2001 as compared to the same period of the prior year, operating expenses decreased in dollars by $59,646. This decrease is primarily due to a reduction in executive salaries as a result of the merger and a reduction in professional fees. This reduction is offset by an increase in bad debts, advertising and office expenses.

  Interest, dividend and other income decreased by $156,155 for the three months ended March 31, 2001. This decrease was primarily due to rental income for the Mahwah and Parsippany facilities received in 2000 and not repeated, and other miscellaneous write-off's of credit memos in 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net income increased to $1,223,875, or $.07 per share, for the three months ended March 31, 2001 as compared to $765,926, or $.04 per share for the three months ended March 31, 2000. The explanation of these changes can be derived from the analysis given above of operations for the quarters ending March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has decreased by $1,371,105 to $26,182,226 at March 31, 2001, from $27,553,331 at December 31, 2000. At March 31, 2001 the
Company had a current ratio of 15.1 to 1, and a ratio of debt to net worth of
 .17 to 1. At December 31, 2000 the Company had a current ratio of 15.5 to 1, and a ratio of debt to net worth of .16 to 1.

The Company realized cash provided by operations of $295,607 for the three month period ending March 31, 2001. This increase was primarily due to cash provided by net income of $1,223,875, offset by an increase in accounts receivable of $644,582 and an increase in inventories of $328,792.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

Operating activities provided $1,520,057 in cash flows for the comparable period in 2000. Cash provided by net income of $765,926, a reduction of prepaid expenses and other current assets of $958,406 and an increase in accounts payable of $411,646 was offset by increases in accounts receivable of $595,672 and inventories of $147,926.

Net cash used for investing activities for the quarter ending March 31, 2001 was $21,525. The primary use of these funds was capital expenditures. For the quarter ending March 31, 2000, net cash used for investing activities was $539,083. The primary use of these funds was the purchase of a $500,000 investment in equity securities of an unrelated entity.

Net cash used for financing activities for the quarter ended March 31, 2001 was $2,674,683. The primary use of these funds was for the acquisition of treasury stock in the amount of $2,667,055. Net cash provided by financing activities in the same period of 2000 was $596,963. The primary source of these funds was the proceeds from the exercise of stock options and warrants of $375,950.

The Company believes that its financial resources from working capital provided by operations are adequate to meet current requirements.

INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "intends," "plans," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

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



                                          WIRELESS TELECOM GROUP, INC.
                                          ----------------------------
                                          (Registrant)


Date:  May 10, 2001                       /S/Edward Garcia
                                          ----------------------------
                                          Edward Garcia
                                          Chairman and Chief Executive Officer


Date:  May 10, 2001                       /S/Marc Wolfsohn
                                          ----------------------------
                                          Marc Wolfsohn
                                          Chief Financial Officer