Form 10-K405/A
period 2000-12-31
WIRELESS TELECOM GROUP INC
filed 2001-06-08
CIK 878828

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A

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

                    Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

                    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [X]

                    The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on March 15, 2001: $42,222,234

                    Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 15, 2001: 18,020,577

                    We have amended Form 10-K due to a change in the footnote Accounting Pronouncements in Note 1 -- Description of Company and Summary of Significant Accounting Policies, to the financial statements. The change is to reflect that we did implement the provisions of SEC Staff Accounting
Bulletin 101 during the year 2000 and that such implementation had no impact in our financial statements.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K/A                      Document Incorporated by Reference
Part III - Items 11, 12 and 13           In the Company's Proxy Statement to be
                                         filed with the Securities and Exchange
                                         Commission no later than April 30, 2001

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

                  10.2     Incentive Stock Option Plan of the Registrant and
                             related agreement (1)

                  10.3     Amendment to Registrant's Incentive Stock Option
                             Plan and related agreement (3)

                  10.4     Form of Manufacturers Representative Agreement (1)

                  10.5     Lease between the Company and Paramus Parkway
                             Building Associates (4)

                  10.6     Lease, July 14, 1998, between the Company and
                             Panorama Park, Inc., as amended (6)

                  10.7     Asset Purchase Agreement, dated as of January 7,
                           1999, between the Company and Telecom Analysis
                           Systems, Inc.(5)

                  10.8 Non-Competition Agreement, dated March 11, 1999, between the Company and Telecom Analysis Systems,
                           Inc. relating to the Test Equipment Assets (5)



                  10.9 Non-Competition Agreement, dated March 11, 1999, between the Company and Telecom Analysis Systems,
                           Inc. relating to the Noise Assets (5)

                  11.1     Computation of Per Share Earnings (6)

                  23.1     Consent of Independent Auditors (Lazar Levine &
                           Felix LLP) (6)

--------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1996 and incorporated by reference herein.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K, dated March 11, 1999, filed with the Securities and Commission on March 26, 1999.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 2000 and incorporated by reference herein.

(b)      Reports on Form 8-K -- None
(c)      See Item 14(a)(3), above.
(d)      See Item 14(a)(2), above.

                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WIRELESS TELECOM GROUP, INC.

Date: June 4, 2001                By:      /s/ Edward Garcia
                                           Edward Garcia, Chairman of the Board,
                                           Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Title                                  Date

/s/ Edward Garcia                         Chairman of the Board,                 June 4, 2001
-------------------------
Edward Garcia                             Chief Executive Officer

/s/ Marc Wolfsohn                         Chief Financial Officer                June 4, 2001
-------------------------
Marc Wolfsohn
                                          Director
-------------------------
John Wilchek

/s/ Demir Richard Eden                    Director                               June 4, 2001
-------------------------
Demir Richard Eden

/s/ Franklin H. Blecher                   Director                               June 4, 2001
-------------------------
Franklin H. Blecher

                                          Director
-------------------------
Henry L. Bachman

/s/ Reed DuBow                            Controller                             June 4, 2001
-------------------------
Reed DuBow

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

                 In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2000. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principles at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "Accounting Changes". The adoption of SAB 101 did not have any material impact on the Company's financial position or results of operations.

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