Form 10-Q
period 2001-06-30
WIRELESS TELECOM GROUP INC
filed 2001-08-03
CIK 878828

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For Quarter Ended

                                  June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _________ to __________

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

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.



Common Stock -  Par Value $.01                   17,662,777
         Class                               Outstanding Shares
                                              At July 23, 2001

                          WIRELESS TELECOM GROUP, INC.

                                Table of Contents



PART I.  FINANCIAL INFORMATION                                                       Page(s)

             Item 1 -- Consolidated Financial Statements:

                       Condensed Balance Sheets as of June 30, 2001
                               (unaudited) and December 31, 2000                         3

                       Condensed Statements of Operations for the Three and Six
                         Months Ended June 30, 2001 and 2000 (unaudited)                 4

                       Condensed Statements of Cash Flows for the Six
                         Months Ended June 30, 2001 and 2000 (unaudited)                 5

                       Notes to Interim Condensed Financial
                         Statements (unaudited)                                          6

             Item 2 -- Management's Discussion and Analysis of Financial
                              Condition and Results of Operations `                  7 - 9

PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                                10

             Item 2 -- Changes in Securities                                            10

             Item 3 -- Defaults upon Senior Securities                                  10

             Item 4 -- Submission of Matters to a Vote of Security Holders              10

             Item 5 -- Other Information                                                10

             Item 6 -- Exhibits and Reports on Form 8-K                                 10

    Signatures                                                                          11

    Exhibit 11.1                                                                        12


                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                   - ASSETS -
                                                                                     JUNE 30,           DECEMBER 31,
                                                                                      2001                 2000
                                                                               -----------------       ---------------
                                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 19,514,379           $ 21,451,256
   Accounts receivable -- net of allowance for doubtful accounts of
     $132,121 and $44,681, respectively                                               2,933,160              2,932,461
   Inventories                                                                        4,902,387              4,664,264
   Current portion of deferred tax benefit                                               98,000                 98,000
   Prepaid expenses and other current assets                                            724,920                306,716
                                                                                  -------------          -------------
TOTAL CURRENT ASSETS                                                                 28,172,846             29,452,697
                                                                                  -------------          -------------
PROPERTY, PLANT AND EQUIPMENT - NET                                                   5,247,959              5,251,603
                                                                                  -------------          -------------
OTHER ASSETS:
   Goodwill - net                                                                     2,115,384              2,198,718
   Deferred tax benefit                                                                 112,435                112,435
   Other assets                                                                         645,747                640,820
                                                                                  -------------          -------------
TOTAL OTHER ASSETS                                                                    2,873,566              2,951,973
                                                                                  -------------          -------------
TOTAL ASSETS                                                                       $ 36,294,371           $ 37,656,273
                                                                                  =============          =============
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                                   $ 690,161              $ 979,040
   Accrued expenses and other current liabilities                                       514,029                888,158
   Current portion of mortgage payable                                                   28,060                 32,168
   Income taxes payable - current                                                       484,004                      -
                                                                                  -------------          -------------
TOTAL CURRENT LIABILITIES                                                             1,716,254              1,899,366
                                                                                  -------------          -------------
LONG TERM LIABILITIES:
   Mortgage payable                                                                   3,189,622              3,201,295
   Other long term liabilities                                                          139,237                172,574
                                                                                  -------------          -------------
TOTAL LONG TERM LIABILITIES                                                           3,328,859              3,373,869
                                                                                  -------------          -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 3):
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                              -                      -
   Common stock, $.01 par value, 75,000,000 shares authorized,
     19,787,177 and 19,781,677 shares issued, in 2001 and 2000, respectively            197,872                197,817
   Additional paid-in-capital                                                        12,758,269             12,748,855
   Retained earnings                                                                 23,562,960             21,466,402
   Treasury stock at cost, - 2,054,100 and 907,100, in 2001 and 2000,
     respectively                                                                    (5,269,843)            (2,030,036)
                                                                                  -------------          -------------
TOTAL SHAREHOLDERS' EQUITY                                                           31,249,258             32,383,038
                                                                                  -------------          -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 36,294,371           $ 37,656,273
                                                                                  =============          =============




   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                    For the Three Months                      For the Six Months
                                                         Ended June 30,                          Ended June 30,
                                            ----------------------------------------------------------------------------
                                                    2001               2000                  2001               2000
                                                    ----               ----                  ----               ----

NET SALES                                        $ 5,335,268        $ 4,600,783          $ 11,114,820        $ 8,943,132
                                                 -----------        -----------          ------------        -----------
COSTS AND EXPENSES:
   Cost of sales                                   2,610,069          1,913,402             5,214,694          3,941,955
   Operating expenses                              1,507,938          2,805,242             2,968,401          4,325,351
   Interest, dividend and other income              (167,261)          (323,992)             (415,331)          (728,217)
                                                 -----------        -----------          ------------        -----------
TOTAL COSTS AND EXPENSES                           3,950,746          4,394,652             7,767,764          7,539,089
                                                 -----------        -----------          ------------        -----------
INCOME BEFORE INCOME TAXES                         1,384,522            206,131             3,347,056          1,404,043

PROVISION FOR INCOME TAXES                           511,838            117,556             1,250,497            549,542
                                                 -----------        -----------          ------------        -----------
NET INCOME                                       $   872,684        $    88,575          $  2,096,559        $   854,501
                                                 ===========        ===========          ============        ===========
NET INCOME PER COMMON
SHARE (Note 2):
    BASIC                                        $      0.05        $         -          $       0.12        $      0.04
                                                 ===========        ===========          ============        ===========
    DILUTED                                      $      0.05        $         -          $       0.11        $      0.04
                                                 ===========        ===========          ============        ===========



   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       For the Six Months
                                                                                          Ended June 30,
                                                                                ----------------------------------
                                                                                   2001                   2000
                                                                                   ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $ 2,096,559              $ 854,501
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                   250,988                243,183
    Provision for losses on accounts receivable                                      61,363                 10,956
    Other income                                                                    (33,336)               (33,336)
  Changes in assets and liabilities:
    (Increase) in accounts receivable                                               (62,062)            (1,055,799)
    (Increase) in inventories                                                      (238,123)              (802,538)
    (Increase) decrease in prepaid expenses and other current assets               (418,398)             1,075,160
    (Decrease) increase in accounts payable and accrued expenses                   (663,008)               258,537
    Increase (decrease) in income taxes payable                                     484,004               (218,391)
                                                                               ------------           ------------
      Net cash provided by operating activities                                   1,477,987                332,273
                                                                               ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                           (186,729)              (168,931)
    Proceeds from sale of fixed assets                                               22,720                      -
    Purchase of investment                                                                -               (500,000)
    Increase in real estate escrow                                                   (4,736)                (3,946)
                                                                               ------------           ------------
      Net cash (used for) investing activities                                     (168,745)              (672,877)
                                                                               ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                                       (15,781)               (12,823)
    Payments of loans                                                                     -                (41,642)
    Proceeds from related party borrowings                                                -                250,000
    Acquisition of treasury stock                                                (3,239,807)                     -
    Proceeds from exercise of stock options/warrants                                  9,469                401,262
                                                                               ------------           ------------
      Net cash (used for) provided by financing activities                       (3,246,119)               596,797
                                                                               ------------           ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (1,936,877)               256,193

  Cash and cash equivalents, at beginning of year                                21,451,256             22,225,763
                                                                               ------------           ------------
  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                  $ 19,514,379           $ 22,481,956
                                                                               ============           ============
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
          Taxes                                                                 $ 1,105,480            $ 1,237,900

          Interest                                                                $ 121,986              $ 134,616


   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed, consolidated balance sheet as of June 30, 2001 and the condensed, consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the condensed, consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, WTG Foreign Sales Corporation and NC Mahwah, Inc.

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

     The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 3 - SHAREHOLDERS' EQUITY

     During the six months ended June 30, 2001, the Company repurchased 1,147,000 shares (219,000 shares for the quarter ended June 30, 2001) of its common stock, pursuant to a stock repurchase program authorized by the Board of Directors on November 27, 2000.

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

     The financial information presented herein includes:
     (i) Condensed consolidated balance sheets as of June 30, 2001 and as of December 31, 2000
     (ii) Condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and (iii) Condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000.

     OPERATIONS

     For the six months ended June 30, 2001 as compared to the corresponding period of the previous year, net sales increased to $11,114,820 from $8,943,132, an increase of $2,171,688 or 24.3%. For the quarter ended June 30, 2001 as compared to the corresponding quarter of the previous year, net sales increased to $5,335,268 from $4,600,783 an increase of $734,485 or 16.0%. These increases are primarily due to an increase in application of the Company's products as built-in testers in wireless networks and an overall increase in the market for the Company's noise-based communication and power measurement products.

     The Company's gross profit on net sales for the six months ended June 30, 2001 was $5,900,126 or 53.1% as compared to $5,001,177 or 55.9% for the six months ended June 30, 2000. Gross profit on net sales for the quarter ended June 30, 2001 was $2,725,199 or 51.1% as compared to $2,687,381 or 58.4%
     for the three months ended June 30, 2000. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

     Operating expenses for the six months ended June 30, 2001 were $2,968,401 or 26.7% of net sales as compared to $4,325,351 or 48.4% of net sales for the six months ended June 30, 2000. Operating expenses for the quarter ended June 30, 2001 were $1,507,938 or 28.3% of net sales as compared to $2,805,242 or 61.0% of net sales for the quarter ended June 30, 2000.

     For the three and six months ended June 30, 2001 as compared to the same period of the prior year, operating expenses decreased in dollars by $1,297,304 and $1,356,950, respectively. These decreases are primarily due to a reduction in professional fees, shareholder expenses, internal commissions and an increase in rental income. Additionally, there was a write-off of $300,000 of Boonton receivables in the second quarter of 2000. These reductions were offset by an increase in external commissions and office salaries.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Interest, dividend and other income decreased by $312,886 for the six months ended June 30, 2001 and by $156,731 for the quarter ended June 30, 2001. These decreases were primarily due to declining interest rates on short-term investments in 2001.

     Net income increased to $2,096,559, or $.11 per share (diluted), for the six months ended June 30, 2001 as compared to $854,501, or $.04 per share (diluted) for the six months ended June 30, 2000. The Company realized net income for the quarter ended June 30, 2001 of $872,684 or $.05 per share (diluted) as compared to net income of $88,575 or $.00 per share (diluted) for the three months ended June 30, 2000. The explanation of these changes can be derived from the analysis given above of operations for the three and six month periods ending June 30, 2001 and 2000, respectively.

     LIQUIDITY AND CAPITAL RESOURCES:

     The Company's working capital has decreased by $1,096,739 to $26,456,592 at June 30, 2001, from $27,553,331 at December 31, 2000. At June 30, 2001 the
     Company had a current ratio of 16.4 to 1, and a ratio of debt to net worth of .16 to 1. At December 31, 2000 the Company had a current ratio of 15.5 to 1, and a ratio of debt to net worth of .16 to 1.

     The Company realized cash provided by operations of $1,477,987 for the six month period ending June 30, 2001. This increase was primarily due to cash provided by net income of $2,096,559, offset by a decrease in accounts payable of $663,008, an increase in prepaid expenses of $418,398 and an increase in inventories of $238,123.

     The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

     Operating activities provided $332,273 in cash flows for the comparable period in 2000. Cash provided by net income of $854,501 and a reduction of prepaid expenses and other current assets of $1,075,160 was offset by increases in accounts receivable of $1,055,799 and inventories of $802,538.

     Net cash used for investing activities for the six months ended June 30, 2001 was $168,745. The primary use of these funds was capital expenditures of $186,729. For the six months ended June 30, 2000, net cash used for investing activities was $672,877. The primary use of these funds was the purchase of a $500,000 investment in equity securities of an unrelated entity and capital expenditures of $168,931.

     Net cash used for financing activities for the six months ended June 30, 2001 was $3,246,119. The primary use of these funds was for the acquisition of treasury stock in the amount of $3,239,807. Net cash provided by financing activities in the same period of 2000 was $596,797. The primary source of these funds was the proceeds from the exercise of stock options and warrants of $401,262 and the proceeds from related party borrowings of $250,000.

     The Company believes that its financial resources from working capital provided by operations are adequate to meet current requirements.

     INFLATION AND SEASONALITY

     The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

     FORWARD LOOKING STATEMENTS

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "intends," "plans," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

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



                                      WIRELESS TELECOM GROUP, INC.
                                      (Registrant)


Date: July 27, 2001                   /S/ Edward Garcia
                                          ---------------------------------
                                          Edward Garcia
                                          Chairman and Chief Executive Officer



Date: July 27, 2001                   /S/ Marc Wolfsohn
                                          --------------------------------
                                          Marc Wolfsohn
                                          Chief Financial Officer