Form 10-Q
period 2001-09-30
WIRELESS TELECOM GROUP INC
filed 2001-10-30
CIK 878828

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                For Quarter Ended

                               September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


     For the transition period from _______ to __________


                             Commission file number

                                     1-11916

                          WIRELESS TELECOM GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


              New Jersey                               22-2582295
   -------------------------------                ------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


         East 64 Midland Avenue
          Paramus, New Jersey                           07652
---------------------------------------                 -----
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

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             ----    ----

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

  Common Stock -  Par Value $.01                          17,339,877
  ------------------------------                      ------------------
             Class                                    Outstanding Shares
                                                      At October 16, 2001

                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents



PART I.  FINANCIAL INFORMATION                                                             Page(s)
             Item 1 -- Consolidated Financial Statements:

                    Condensed Balance Sheets as of September 30, 2001
                         (unaudited) and December 31, 2000                                     3

                    Condensed Statements of Operations for the Three and Nine
                         Months Ended September 30, 2001 and 2000 (unaudited)                  4

                    Condensed Statements of Cash Flows for the Nine
                         Months Ended September 30, 2001 and 2000 (unaudited)                  5

                    Notes to Interim Condensed Financial Statements (unaudited)              6 - 7

             Item 2 -- Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                            7 - 9

PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                                      10

             Item 2 -- Changes in Securities                                                  10

             Item 3 -- Defaults upon Senior Securities                                        10

             Item 4 -- Submission of Matters to a Vote of Security Holders                    10

             Item 5 -- Other Information                                                      10

             Item 6 -- Exhibits and Reports on Form 8-K                                       10

    Signatures                                                                                11

    Exhibit 11.1                                                                              12

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                   - ASSETS -
                                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                                       2001                   2000
                                                                                   -------------          ------------
                                                                                    (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                         $19,313,196           $21,451,256
   Accounts receivable -- net of allowance for doubtful accounts of
     $124,372 and $70,758, respectively                                                2,635,693             2,932,461
   Inventories                                                                         5,148,078             4,664,264
   Current portion of deferred tax benefit                                               140,000                98,000
   Prepaid expenses and other current assets                                             241,482               306,716
                                                                                     -----------           -----------
TOTAL CURRENT ASSETS                                                                  27,478,449            29,452,697
                                                                                     -----------           -----------

PROPERTY, PLANT AND EQUIPMENT - NET                                                    5,197,095             5,251,603
                                                                                     -----------           -----------

OTHER ASSETS:
   Goodwill - net                                                                      2,073,718             2,198,718
   Deferred tax benefit                                                                   70,435               112,435
   Other assets                                                                          723,115               640,820
                                                                                     -----------           -----------
TOTAL OTHER ASSETS                                                                     2,867,268             2,951,973
                                                                                     -----------           -----------

TOTAL ASSETS                                                                         $35,542,812           $37,656,273
                                                                                     ===========           ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                                  $   485,199           $   979,040
   Accrued expenses and other current liabilities                                        480,670               888,158
   Current portion of mortgage payable                                                    28,594                32,168
   Income taxes payable                                                                  470,561                     -
                                                                                     -----------           -----------
TOTAL CURRENT LIABILITIES                                                              1,465,024             1,899,366
                                                                                     -----------           -----------

LONG TERM LIABILITIES:
   Mortgage payable                                                                    3,180,972             3,201,295
   Other long term liabilities                                                            27,764               172,574
                                                                                     -----------           -----------
TOTAL LONG TERM LIABILITIES                                                            3,208,736             3,373,869
                                                                                     -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 3):
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                               -                     -
   Common stock, $.01 par value, 75,000,000 shares authorized,
     19,803,677 and 19,781,677 shares issued, in 2001 and 2000, respectively             198,037               197,817
   Additional paid-in-capital                                                         12,785,947            12,748,855
   Retained earnings                                                                  23,926,994            21,466,402
   Treasury stock at cost, - 2,354,300 and 907,100, in 2001 and 2000,
     respectively                                                                     (6,041,926)           (2,030,036)
                                                                                     -----------           -----------
TOTAL SHAREHOLDERS' EQUITY                                                            30,869,052            32,383,038
                                                                                     -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $35,542,812           $37,656,273
                                                                                     ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)





                                                           For the Three Months        For the Nine Months
                                                            Ended September 30,        Ended September 30,
                                                          ----------------------    --------------------------
                                                             2001        2000          2001           2000
                                                             ----        ----          ----           ----
NET SALES                                                 $4,264,986  $4,742,774    $15,379,806    $13,685,906
                                                          ----------  ----------    -----------    -----------

COSTS AND EXPENSES:
   Cost of sales                                           1,797,544   1,917,995      7,012,238      5,859,952
   Operating expenses                                      1,415,868   2,218,142      4,384,269      6,543,492
   Interest, dividend and other income                       (94,541)   (302,561)      (509,872)    (1,030,778)
                                                          ----------  ----------    -----------    -----------

TOTAL COSTS AND EXPENSES                                   3,118,871   3,833,576     10,886,635     11,372,666
                                                          ----------  ----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                 1,146,115     909,198      4,493,171      2,313,240

PROVISION FOR INCOME TAXES                                   427,626     365,878      1,678,123        915,420
                                                          ----------  ----------    -----------    -----------

NET INCOME                                                $  718,489  $  543,320    $ 2,815,048    $ 1,397,820
                                                          ==========  ==========    ===========    ===========

NET INCOME PER COMMON
SHARE (Note 2):

    BASIC                                                 $     0.04  $     0.03    $      0.16    $      0.07
                                                          ==========  ==========    ===========    ===========

    DILUTED                                               $     0.04  $     0.03    $      0.15    $      0.07
                                                          ==========  ==========    ===========    ===========






   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                        For the Nine Months
                                                                                         Ended September 30,
                                                                                  -----------------------------------
                                                                                       2001                  2000
                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $  2,815,048           $  1,397,820
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
    Depreciation and amortization                                                      393,284                359,072
    Non-cash compensation                                                                    -                 33,750
    Provision for losses on accounts receivable                                         73,711                 31,938
    Other income                                                                       (50,004)               (50,004)
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                         223,057             (1,093,588)
    (Increase) in inventories                                                         (483,814)            (1,353,668)
    (Increase) decrease in prepaid expenses and other current assets                    (9,959)             1,211,640
    (Decrease) in accounts payable and accrued expenses                               (996,134)              (901,431)
    Increase (decrease) in income taxes payable                                        470,561               (143,955)
                                                                                  ------------           ------------
      Net cash provided by (used for) operating activities                           2,435,750               (508,426)
                                                                                  ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                              (213,776)              (292,513)
    Purchase of investment                                                                   -               (500,000)
    Increase in real estate escrow                                                      (7,104)                (6,314)
                                                                                  ------------           ------------
      Net cash (used for) investing activities                                        (220,880)              (798,827)
                                                                                  ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                                          (23,897)               (20,350)
    Payments of loans                                                                        -               (215,932)
    Payment of related party borrowings                                                      -                (37,500)
    Acquisition of treasury stock                                                   (4,011,890)                     -
    Cash dividends paid                                                               (354,456)                     -
    Proceeds from exercise of stock options/warrants                                    37,313                424,776
                                                                                  ------------           ------------
      Net cash (used for) provided by financing activities                          (4,352,930)               150,994
                                                                                  ------------           ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (2,138,060)            (1,156,259)

  Cash and cash equivalents, at beginning of year                                   21,451,256             22,225,763
                                                                                  ------------           ------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                     $ 19,313,196           $ 21,069,504
                                                                                  ============           ============

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
          Taxes                                                                   $  1,105,480           $  1,517,900
          Interest                                                                $    182,754           $    184,274



   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed, consolidated balance sheet as of September 30, 2001 and the condensed, consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the condensed, consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, WTG Foreign Sales Corporation and NC Mahwah, Inc.

     In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented. Certain items in the statement of operations for 2000 have been reclassed to conform to the 2001 presentation. There was no change to net income.

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

     The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 2001, the Company repurchased 1,447,200 shares (300,200 shares for the quarter ended September 30, 2001) of its common stock, pursuant to a stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, business combinations can no longer be reflected by using the pooling of interests method of accounting and goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter in the year beginning January 1, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $166,667 ($.01 per share) per year. During calendar 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  INTRODUCTION

  Wireless Telecom Group, Inc., a New Jersey corporation, and Boonton Electronics Corporation (collectively, the "Company"), develop, manufacture and market a wide variety of electronic noise sources and electronic testing and measuring instruments including power meters, voltmeters and modulation meters. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

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

  The financial information presented herein includes:
  (i) Condensed consolidated balance sheets as of September 30, 2001 and as of December 31, 2000 (ii) Condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and
  (iii) Condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  OPERATIONS

  For the nine months ended September 30, 2001 as compared to the corresponding period of the previous year, net sales increased to $15,380,000 from $13,686,000, an increase of $1,694,000 or 12.4%. For the quarter ended September 30, 2001 as compared to the corresponding quarter of the previous year, net sales decreased to $4,265,000 from $4,743,000 a decrease of $478,000 or 10.1%. The increase for the nine months ended September 30, 2001 is primarily due to an increase in application of the Company's products as built-in testers in wireless networks and an increase in the market for the Company's noise-based communication and power measurement products. The decrease for the quarter ended September 30, 2001 is reflective of an overall softness in the wireless telecommunications market.

  The Company's gross profit on net sales for the nine months ended September 30, 2001 was $8,368,000 or 54.4% as compared to $7,826,000 or 57.2% for the nine months ended September 30, 2000. Gross profit on net sales for the quarter ended September 30, 2001 was $2,467,000 or 57.9% as compared to $2,825,000 or 59.6% for the three months ended September 30, 2000. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material purchases, manufacturing and production.

  Operating expenses for the nine months ended September 30, 2001 were $4,384,000 or 28.5% of net sales as compared to $6,543,000 or 47.8% of net sales for the nine months ended September 30, 2000. Operating expenses for the quarter ended September 30, 2001 were $1,416,000 or 33.2% of net sales as compared to $2,218,000 or 46.8% of net sales for the quarter ended September 30, 2000.

  For the three and nine months ended September 30, 2001 as compared to the same period of the prior year, operating expenses decreased in dollars by $802,000 and $2,159,000, respectively. These decreases are primarily due to a reduction in professional fees and shareholder expenses associated with the acquisition of Boonton in 2000. These reductions were partially offset by increases in Research and Development and advertising expenses.

  Interest, dividend and other income decreased by $521,000 for the nine months ended September 30, 2001 and by $208,000 for the quarter ended September 30, 2001. These decreases were primarily due to declining interest rates on short-term investments in 2001.

  Net income increased to $2,815,000, or $.15 per share (diluted), for the nine months ended September 30, 2001 as compared to $1,398,000, or $.07 per share (diluted) for the nine months ended September 30, 2000. The Company realized net income for the quarter ended September 30, 2001 of $718,000 or $.04 per share (diluted) as compared to net income of $543,000 or $.03 per share (diluted) for the three months ended September 30, 2000. The explanation of these changes can be derived from the analysis given above of operations for the three and nine month periods ending September 30, 2001 and 2000, respectively.

  LIQUIDITY AND CAPITAL RESOURCES:

  The Company's working capital decreased by $1,540,000 to $26,013,000 at September 30, 2001, from $27,553,000 at December 31, 2000. At September 30, 2001 the Company had a current ratio of 18.8 to 1, and a ratio of debt to net worth of .15 to 1. At December 31, 2000 the Company had a current ratio of
  15.5 to 1, and a ratio of debt to net worth of .16 to 1.

  The Company realized cash provided by operations of $2,436,000 for the nine month period ending September 30, 2001. This increase was primarily due to cash provided by net income of $2,815,000 and an increase in income taxes payable of $471,000, offset by a decrease in accounts payable and accrued expenses of $996,000 and an increase in inventories of $484,000.

  The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

  Net cash used in operating activities for the comparable period in 2000 was $508,000. Cash provided by net income of $1,398,000 and a reduction of prepaid expenses and other current assets of $1,212,000 was offset by increases in inventories of $1,354,000 and accounts receivable of $1,094,000 and a decrease in accounts payable and accrued expenses of $901,000.

  Net cash used for investing activities for the nine months ended September 30, 2001 was $221,000. The primary use of these funds was capital expenditures of $214,000. For the nine months ended September 30, 2000, net cash used for investing activities was $799,000. The primary use of these funds was the purchase of a $500,000 investment in equity securities of an unrelated entity and capital expenditures of $293,000.

  Net cash used for financing activities for the nine months ended September 30, 2001 was $4,353,000. The primary use of these funds was for the acquisition of treasury stock in the amount of $4,012,000 and the payment of dividends of $354,000. Net cash provided by financing activities in the same period of 2000 was $151,000. The primary source of these funds was the proceeds from the exercise of stock options and warrants of $425,000, partially offset by the payment of loans of $216,000.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Registrant held its Annual Meeting of Stockholders on June 29, 2001. The following proposal was adopted by the votes indicated.

        (b)(c)(1) Five directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2002. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

             NAME                          VOTES FOR            VOTES WITHHELD
             Edward J. Garcia              15,732,204               674,074
             John Wilchek                  15,734,021               672,257
             Demir Richard Eden            15,727,741               678,537
             Franklin H. Blecher           15,729,249               677,029
             Henry L. Bachman              15,848,786               557,492


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



                                            WIRELESS TELECOM GROUP, INC.
                                            --------------------------------
                                            (Registrant)


Date:  October 25, 2001                     /s/ Edward Garcia
                                            --------------------------------
                                            Edward Garcia
                                            Chairman and Chief Executive Officer


Date:  October 25, 2001                     /s/ Marc Wolfsohn
                                            --------------------------------
                                            Marc Wolfsohn
                                            Chief Financial Officer