Form 10-K405
period 2001-12-31
WIRELESS TELECOM GROUP INC
filed 2002-04-01
CIK 878828

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended     December 31, 2001
                          ------------------------------
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 1-11916

                          WIRELESS TELECOM GROUP, INC.
             (Exact name of registrant as specified in its charter)

        New Jersey                                                22-2582295
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        East 64 Midland Avenue,
          Paramus, New Jersey                                            07652
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

                                 (201) 261-8797
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                   on which registered
-------------------                                  --------------------
Common Stock, par value $.01 per share               American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      none
            --------------------------------------------------------
                                (Title of Class)

     Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on March 15, 2002: $79,320,689

     Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 15, 2002: 17,192,307

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K                                  Document Incorporated by Reference
-----------------                                  ----------------------------------
Part III - Items 11, 12 and 13                     Portions of the Company's Proxy Statement in
                                                   connection with the Company's annual meeting of
                                                   shareholders to be held on or about June 28, 2002.

Part IV - Certain exhibits listed in response      Prior filings made by the Company under the
to Item 14(a)(3)                                   Securities Act of 1933 and the Securities
                                                   Exchange Act of 1934.

                                TABLE OF CONTENTS


                                     PART I

                                                                            PAGE
                                                                            ----

Item 1.  Business                                                              3

Item 2.  Properties                                                            8

Item 3.  Legal Proceedings                                                     8

Item 4.  Submission of Matters to a Vote of Security Holders                   8


                                     PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                                           9

Item 6.  Selected Financial Data                                              10

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk           13

Item 8.  Financial Statements and Supplementary Data                          13

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                               13


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   14

Item 11. Executive Compensation                                               16

Item 12. Security Ownership of Certain Beneficial Owners and Management       16

Item 13. Certain Relationships and Related Transactions                       16


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      17

                                     PART I

Item 1. Business

     Wireless Telecom Group, Inc., a New Jersey corporation (the "Company"), develops, manufactures and markets a wide variety of electronic noise sources and electronic testing and measuring instruments including power meters, voltmeters and modulation meters. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communications systems, and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network
(WLAN) and digital television. The Company's current operations are conducted through the Company and its wholly owned subsidiaries Boonton Electronics Corp. ("Boonton") and Microlab/FXR.

     On December 21, 2001, the Company acquired Microlab/FXR, a private entity, for the net purchase price of $3,800,000 in cash. The acquisition of Microlab/FXR is recorded under the purchase method of accounting for financial statement purposes. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $1,351,000 was recorded as goodwill on the accompanying Consolidated Balance Sheet at December 31, 2001. In accordance with Statement of Financial Accounting Standards No. 142, this goodwill will not be amortized, but will be tested for impairment periodically (see Note 1 of Notes to the Financial Statements - Recent Accounting Pronouncements). Microlab/FXR's year-end Balance Sheet is included in the Consolidated Balance Sheet at December 31, 2001. Microlab/FXR's results of operations and cash flows for 2001 are not included in the Consolidated Statements of Operations or Management's Discussion and Analysis of Operations since Microlab/FXR's facilities were closed during the holiday period December 22-31, 2001 and there were no operations to record until re-opening in January 2002. The Company's purchase of Microlab/FXR for $3,800,000 in cash is included as a use of Cash for Investing Activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2001.

     Microlab/FXR designs and manufactures high-power, passive microwave components for the wireless infrastructure market and for other commercial, aerospace and military markets. The Company's products are used in microwave systems, Universal Mobile Telecommunications Systems (UMTS), Personal Communications Service (PCS) and cellular communications base stations, television transmitters, avionic systems and medical electronics. Microlab/FXR is one of the leaders in serving the needs of the in-building distributed antenna system market, which facilitates seamless wireless coverage throughout the insides of buildings and building complexes.

     On July 7, 2000, a newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton, a public entity. Each share of Boonton common stock was converted into .79 shares of the Company's common stock with aggregated consideration totaling 1,885,713 shares of Wireless common stock. The merger was accounted for as a pooling of interests and accordingly, all periods prior to the merger were restated to include the results of operations, financial position and cash flows of Boonton.


Market

     Since the Company's incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments to various customers. Approximately 86% of the Company's sales in fiscal 2001 were derived from commercial applications. The remaining sales (approximately 14%) were comprised of sales made to the United States Government (particularly the armed forces) and prime defense contractors.

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

     The Company also offers a line of broadband test equipment serving the Cable Television and Cable Modem industries. Test instruments from the broadband product line are measurement solutions for CATV equipment, Data-Over-Cable ("DOCSIS") and Digital TV.

     The Company's products come in various sizes, styles and models with varying degrees of capabilities and can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. Prices of products range from approximately $100 to $75,000 per unit, with most sales occurring between $1,000 and $7,500 per unit.

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

     The Company also designs and manufactures high-power, passive microwave components for the wireless infrastructure market and for other commercial, aerospace and military markets. The Company's products are used in microwave systems, UMTS, PCS and cellular communications base stations, television transmitters, avionic systems and medical electronics. These types of products serve the needs of the in-building distributed antenna systems market, which facilitates seamless wireless coverage throughout the insides of buildings and building complexes.

     The Company's products have extended useful lives but are generally recalibrated every year to ensure their accuracy. The Company provides for its noise and power products, recalibration services for a fee to its domestic and international customers and also calibrates test equipment manufactured by others. Such services accounted for less than 5% of fiscal 2001 sales.

Marketing and Sales

     As of March 15, 2002, the Company's in-house marketing and sales force consisted of twelve individuals. The Company attempts to promote the sale of its products to customers and manufacturers' representatives through its product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions. The Company believes that extensive advertising is a major factor in generating in-house sales.

     The Company's products are sold globally through its in-house sales people and by over eighty non-exclusive manufacturers' representatives. Generally, manufacturers' representatives do not stock inventories of the Company's products. Manufacturers' representatives accounted for an aggregate of 40% and 61% of the Company's sales for the years ended December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000, one of the Company's representatives accounted for approximately 10% and 14% of sales, respectively. The Company does not believe that, although there can be no assurance, the loss of any or all of its representatives would have a material adverse affect on its business.

     The Company's relationship with its representatives is usually governed by written contracts that either run for one year renewable periods terminable by either party on 60 days prior notice or have indefinite lives terminable by either party on 60 days prior notice. The contracts generally provide for exclusive territorial and product representation, and prohibit the handling of competing products. The Company continually reviews and assesses the performance of its representatives and makes changes from time to time based on such assessments.

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

Customers

     Since its inception in 1985, the Company has sold its products to more than 3,000 customers. The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors which incorporate the Company's products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 2001, approximately 86% of sales were derived from commercial applications. The remaining sales were comprised of government and military applications.

     For fiscal 2001, no one customer accounted for more than 10% of total sales. The Company's largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse effect on its business.

     Export sales for fiscal 2001 were $6,986,000, or approximately 37% of total sales. These sales were made predominantly to customers in Europe ($3,074,000 or 16% of total sales) and Asia ($2,162,000 or 11% of total sales). In February 1996, the Company established a Foreign Sales Corporation (FSC). The Company receives a federal tax deduction for a portion of its export profits. As a result of foreign trade agreements entered into by the U.S. government, the use of a FSC has been curtailed as of December 31, 2002, and as such, the tax benefits generated by such an entity have been eliminated. The U.S. government has established new tax rules applicable to foreign sales, however, certain foreign governments have objected to these revised rules. Whether or not such revised rules will be available to the Company in the 2003 year cannot be determined at this time. The Company, nevertheless, will continue to service its overseas customers. See Note 5 of Notes to the Financial Statements.

Research and Development

     The Company currently maintains an engineering staff (sixteen individuals as of March 15, 2002) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering-support personnel and were $1,153,000 and $1,124,000 for the years ended December 31, 2001 and 2000, respectively. See Note 1 of Notes to the Financial Statements.

Competition

     The Company competes against many companies which utilize similar technology to that of the Company, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than the Company. Some of these companies are Agilent Technologies (formerly Hewlett-Packard), IFR, Rhode and Schwarz, Micronetics, Anritsu, Aerial Facilities, M/A Com and Kathrein. The Company competes by having a niche in several product areas where it capitalizes on its expertise in manufacturing products with unique specifications.

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

Backlog

     The Company's backlog of firm orders was approximately $4,200,000 at December 31, 2001 (including that of Microlab/FXR), compared to approximately $6,500,000 at December 31, 2000. It is anticipated that all of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

     The Company purchases components, devices and subassemblies from a wide variety of sources. For example, its noise source diodes, a key component in all of its noise source products, are made by third parties in accordance with the Company's designs and specifications. The Company's inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company's operations. One third party supplier accounted for approximately 15% of the Company's total inventory purchases for fiscal 2001. See Note 5 of Notes to the Financial Statements.

     The Company is not party to any formal written contract regarding the deliveries of its supplies and components. It generally purchases such items pursuant to written purchase orders of both the individual and blanket variety. Blanket purchase orders usually cover the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

     The Company primarily produces its products by final and some intermediate assembly, calibration and testing. Testing of products is generally accomplished at the end of the manufacturing process and is performed in-house as are all quality control processes. The Company utilizes modern equipment for the design, engineering, manufacture, assembly and testing of its products.

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

     In cases of defective products, the customer typically returns them to the Company's facility. The Company's service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company's plants, and the Company charges its customers a fee for those service items that are not covered by warranty. Noise Com and Microlab/FXR usually do not offer their customers any formal written service contracts. Boonton Electronics offers its customers formal written service contracts for a fee.

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

Intellectual Property

     Proprietary information and know-how are important to the Company's commercial success. The trademarks "Boonton", "Microlab/FXR", and "Ulab" were registered in the United States Patent and Trademark Office. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. Certain key employees have signed confidentiality and non-competition agreements regarding the Company's proprietary information.

     The Company believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Environmental Protection

     The New Jersey Department of Environmental Protection (the "NJDEP") had conducted an investigation in 1982, concerning disposal, at a facility in New Jersey previously leased by the Company's Boonton operations, of certain materials formerly used by Boonton's manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978. The Company has cooperated with the NJDEP investigation and has been diligently pursuing the matter in an attempt to resolve it as rapidly as NJDEP operating procedures permit. The above referenced activities were conducted by Boonton prior to the acquisition of that entity in 2000.

     The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed at an estimated cost to the Company of $300,000. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time (which the Company is unable to predict) as contamination levels satisfactory to the NJDEP are attained. Expenditures incurred by the Company during the year ended December 31, 2001 in connection with the site amounted to approximately $24,000. The Company estimates that expenditures in this regard during the year ending December 31, 2002, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately $25,000.

Employees

     As of March 15, 2002, the Company had 127 full-time employees, including its officers, 81 of whom are engaged in manufacturing and repair services, 18 in administration and financial control, 16 in engineering and research and development, and 12 in marketing and sales.

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

     In addition, the Company leases approximately 33,000 square feet of a facility located in Hanover Township, New Jersey. The term of the lease agreement is for ten years beginning on October 1, 2001 and ending September 30, 2011. This Hanover Township lease also contains an option to terminate effective September 30, 2006.

     The Company also leases a 23,100 square foot facility located in Livingston, New Jersey. The term of the lease is for ten years beginning on March 4, 1996 and ending on February 28, 2006. Either party may cancel the lease as of the last day of February in any year by giving notice at least one year in advance of the termination.

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


                    2001 Fiscal Year       High        Low
                    ----------------       ----        ---

                      1st Quarter         $3.38      $1.94

                      2nd Quarter          3.40       1.90

                      3rd Quarter          3.09       2.03

                      4th Quarter          3.04       2.20


                    2000 Fiscal Year
                    ----------------

                      1st Quarter         $9.88      $3.00

                      2nd Quarter          5.25       2.19

                      3rd Quarter          4.31       2.50

                      4th Quarter          2.94       1.88


     On March 15, 2002, the closing price of the Common stock of the Company as reported was $4.66. On March 15, 2002, the Company had 667 stockholders of record.

     In May 2001, the Company reinstated a dividend policy. The table below details quarterly dividends declared for the past two years.

                         Quarterly Dividends Per Share
                         -----------------------------
                        1st       2nd       3rd       4th
                        ---       ---       ---       ---
          2001          $.00      $.00      $.02      $.02
          2000          $.00      $.00      $.00      $.00

     It is the Company's present intention to maintain a quarterly dividend policy.

Item 6. Selected Financial Data

     The selected financial data presented below as of December 31, 2001, 2000, 1999, 1998 and 1997 was derived from the Company's financial statements after restatement for the merger with Boonton Electronics Corporation and discontinued operations accounting (See Note 1 of Notes to Financial Statements). The selected balance sheet data for 2001 also includes the balances of Microlab/FXR. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K.

-------------------------------------------------------------------------------------------------------------
Selected Statement of Operations Data:          2001          2000          1999          1998          1997
                                                ----          ----          ----          ----          ----
-------------------------------------------------------------------------------------------------------------
                             Net Sales   $19,041,838   $18,450,518   $13,187,719   $13,141,774   $13,387,582
-------------------------------------------------------------------------------------------------------------
     Income from continuing operations     3,279,271     3,362,702     2,992,768     1,844,267     2,076,749
                   before income taxes
-------------------------------------------------------------------------------------------------------------
            Provision for income taxes     2,062,000     1,231,462       959,572       386,421       744,953
-------------------------------------------------------------------------------------------------------------
 Net income from continuing operations     1,217,271     2,131,240     2,033,196     1,457,846     1,331,796
-------------------------------------------------------------------------------------------------------------
              Selected Per Share Data:
-------------------------------------------------------------------------------------------------------------
 Net income from continuing operations          $.07          $.11          $.11          $.08          $.07
            per common share - diluted
-------------------------------------------------------------------------------------------------------------
Shares used in computation of earnings    18,046,498    19,724,188    19,327,264    19,434,173    19,671,595
                   per share - diluted
-------------------------------------------------------------------------------------------------------------
       Cash dividends per common share          $.04          $.00          $.00          $.05          $.20
-------------------------------------------------------------------------------------------------------------
          Selected Balance Sheet Data:
-------------------------------------------------------------------------------------------------------------
                       Working capital   $23,318,264   $27,553,331   $26,105,601   $24,002,494   $20,948,557
                          Total assets    32,905,258    37,656,273    36,763,982    27,476,472    28,039,105
                     Total liabilities     4,798,158     5,273,235     6,647,373     2,605,820     3,781,858
                  Shareholders' equity    28,107,100    32,383,038    30,116,609    24,870,652    24,257,247
-------------------------------------------------------------------------------------------------------------

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

Results Of Continuing Operations
Year Ended December 31, 2001 Compared to 2000

     Net sales for the year ended December 31, 2001 were $19,041,838 as compared to $18,450,518 for 2000, an increase of $591,320 or 3.2%.

     The Company's gross profit on net sales for the year ended December 31, 2001 was $10,366,581 or 54.4% as compared to $10,333,595 or 56.0% as reported in the previous year. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

     Operating expenses for the year ended December 31, 2001 were $5,598,151 or 29.4% of net sales as compared to $7,266,245 or 39.4% of net sales for the year ended December 31, 2000. For the year ended December 31, 2001 as compared to the prior year, operating expenses decreased in dollars by $1,668,094. In 2000, the Company experienced additional professional fees associated with the merger of Boonton Electronics. These fees were predominantly finished by the end of 2000.

     In December 2001, the Company identified certain conditions, including an overall weakness in the telecommunications market relating to the noise generation product line, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time of acquisition. In accordance with the Company's policy, management assessed the recoverability of goodwill using a cash flow projection based on the remaining amortization period of twelve years. Based on this projection, the cumulative cash flow over the remaining amortization period was insufficient to recover the remaining unamortized goodwill. As a result, the Company recognized full impairment of this goodwill and recorded a non-cash expense of $2,032,051 for the 2001 year.

     Interest, dividend and other income decreased by $436,305 for the year ended December 31, 2001. The decrease was primarily due to a decrease in interest rates and principal during 2001.

     Net income from continuing operations decreased to $1,217,271 or $.07 per share on a diluted basis, for the year ended December 31, 2001 as compared to $2,131,240 or $.11 per share on a diluted basis, for the year ended December 31, 2000. The explanation of this decrease can be derived from the operational analysis provided above.

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

Liquidity and Capital Resources

     The Company's working capital has decreased by $4,235,067 to $23,318,264 at December 31, 2001, from $27,553,331 at December 31, 2000. At December 31, 2001, the Company had a current ratio of 15.4 to 1, and a ratio of debt to net worth of .17 to 1. At December 31, 2000, the Company had a current ratio of 15.5 to 1, and a ratio of debt to net worth of .16 to 1.

     Net cash provided from operations has allowed the Company to meet its liquidity requirements, research and development activities and capital expenditures. Operating activities provided $2,706,679 in cash for the year ending December 31, 2001 compared to $890,609 and $2,710,770 in cash flows for the years ending December 31, 2000 and 1999, respectively. Cash provided by operations was primarily due to net income and a decrease in accounts receivable for 2001. For 2000, cash provided by operations was primarily due to net income and a decrease in prepaid expenses and other current assets. For 1999, cash provided by operations was primarily due to net income, an increase in accounts payable and accrued expenses and a decrease in accounts receivable.

     The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

     Inventory is being monitored to balance anticipated production requirements while maintaining manageable levels of goods on hand.

     Net cash used for investing activities for 2001 amounted to $3,493,918 compared to $867,767 for the year ending December 31, 2000, and net cash provided by investing activities of $11,512,774 for the year ending December 31, 1999. For the year ending December 31, 2001, the primary use of this cash was the purchase of Microlab/FXR. From 1999 to 2000, the purchase of a $500,000 investment in equity securities of an unrelated entity and capital expenditures were the primary use of funds. For 1999, the sale of the Wireless Test Equipment Business was the primary source of cash provided.

     Net cash used for financing activities was $5,525,377, $797,349 and $1,076,934 for the years ending December 31, 2001, 2000 and 1999, respectively. For 2001, 2000 and 1999, the principal use of cash was for the acquisition of treasury stock. Cash outlays were partially offset by proceeds from the exercise of stock options in 2000.

     For details of dividends paid in the year ended December 31, 2001, refer to
Item 5. It is the Company's intention to maintain a quarterly dividend policy.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The current directors and executive officers of the Company are as follows:

Name                                    Age       Position
----                                    ---       --------

Edward Garcia (1)(2)................    37        Chairman of the Board, Chief
                                                  Executive Officer and
                                                  President

Marc Wolfsohn ......................    47        Chief Financial Officer

Henry L. Bachman (4)................    72        Director

John Wilchek (1)(4).................    61        Director

Demir Richard Eden (3)..............    62        Director

Franklin H. Blecher (3)(4)..........    73        Director

Karabet `Gary' Simonyan.............    66        Director

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

     Henry L. Bachman became a director of the Company in January 1999 and has a 48 year career in the electronics industry. From 1951 to 1996, Mr. Bachman served as Vice President of Hazeltine, a subsidiary of Marconi Aerospace Systems Inc., Advanced Systems Division, on a full-time basis and currently provides consulting services to them on a part-time basis. Mr. Bachman was President of The Institute of Electrical and Electronics Engineers (IEEE). Mr. Bachman has a Bachelor degree and Masters degree from Polytechnic University as well as completed the Advanced Management Program at Harvard Sloan School of Management.

     John Wilchek became a director of the Company in May 1993. He was the founder, President, CEO and Chairman of Zenith Knitting Mills until his retirement in 1991.

     Demir Richard Eden became a director of the Company in May 1993 and served as President of the Company from October 1998 to January 1999. Mr. Eden has also served as President, CEO and the Chairman of Intra Computer, Inc., a manufacturing and engineering consulting company, since its founding in 1979. Mr. Eden has a Master of Science degree in Electronics and Business Administration from Istanbul Technical University as well as an MS in Computer Science from New York Polytechnic University.

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

     Karabet `Gary' Simonyan became a director of the Company in March 2002. Mr. Simonyan founded the Company in 1985. From 1985 until his official retirement from the Company in 1997, Mr. Simonyan served in several capacities including Chairman of the Board, Chief Executive Officer, President and Director. From 1978 until he joined the Company, he worked for Micronetics, Inc., a manufacturer of electronic products, in several capacities, including President. From 1977 through 1978, he served as President of Laser Management Associates, an electronics consulting firm, which he founded. Mr. Simonyan has a Bachelor of Science degree in Applied Physics and has undertaken graduate studies in electrical engineering and in business administration.

Item 11. Executive Compensation

The information required under this item is set forth in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on or about June 28, 2002 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commission within 120 days of the Company's year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item is set forth in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on or about June 28, 2002 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commission within 120 days of the Company's year-end.

Item 13. Certain Relationships and Related Transactions

The information required under this item is set forth in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on or about June 28, 2002 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commission within 120 days of the Company's year-end.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     (1)     Report of Independent Auditors
                Consolidated Balance Sheets as of December 31, 2001 and 2000
                Consolidated Statements of Operations for the Three Years in
                  the Period ended December 31, 2001
                Consolidated Statements of Changes in Shareholders' Equity for
                  the Three Years in the Period ended December 31, 2001
                Consolidated Statements of Cash Flows for the Three Years in the
                  Period ended December 31, 2001
                Notes to Consolidated Financial Statements

        (2)     Financial Statement Schedules
                Schedule II - Valuation and Qualifying Accounts

                All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

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

                10.2 Incentive Stock Option Plan of the Registrant and related agreement (1)

                10.3 Amendment to Registrant's Incentive Stock Option Plan and related agreement (3)

                10.4     Form of Manufacturers Representative Agreement (1)

                10.5 Lease between the Company and Paramus Parkway Building Associates (4)

                10.6 Asset Purchase Agreement, dated as of January 7, 1999, between the Company and Telecom Analysis Systems, Inc.(5)

                10.7 Non-Competition Agreement, dated March 11, 1999, between the Company and Telecom Analysis Systems, Inc. relating to the Test Equipment Assets (5)

                10.8 Non-Competition Agreement, dated March 11, 1999, between the Company and Telecom Analysis Systems, Inc. relating to the Noise Assets (5)

                10.9 Agreement and Plan of Reorganization dated March 2, 2000 among the Company, WTT Acquisition Corp. and Boonton Electronics Corp.(6)

                10.10 Amendment No. 1 to the Agreement and Plan of Reorganization dated April 28, 2000 among the Company, WTT Acquisition Corp. and Boonton Electronics Corp.(7)

                10.11    Wireless Telecom Group, Inc. 2000 Stock Option Plan (8)

                10.12 Stock Purchase Agreement dated December 21, 2001, by and among the Company, Microlab/FXR and Harry A. Augenblick (9)

                10.13 Stock Purchase Agreement made as of December 21, 2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan (9)

                10.14 Amended Employment Agreement dated as of January 25, 2002 by and among Edward Garcia and the Company is included herein as Exhibit 10.14.

                11.1     Computation of Per Share Earnings

                23.1     Consent of Independent Auditors (Lazar Levine & Felix
                         LLP) included herein as Exhibit 23.1
--------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1996 and incorporated by reference herein.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K, dated March 11, 1999, filed with the Commission on March 26, 1999 and incorporated by reference herein.
(6) Filed as an exhibit to the Current Report on Form 8-K, dated March 2, 2000, filed with the Securities and Exchange Commission on March 8, 2000.
(7) Filed as Annex B to the Company's Registration Statement on Form S-4/A, filed on June 13, 2000 and incorporated by reference herein.
(8) Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.
(9) Filed as an exhibit to the Company's Current Report on Form 8-K, dated December 21, 2001, filed with the Commission on January 4, 2002 and incorporated by reference herein.

(b) No report on Form 8-K has been filed during the last quarter of the period covered by this Report.
(c)  See Item 14(a)(3), above.
(d)  See Item 14(a)(2), above.

                               S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WIRELESS TELECOM GROUP, INC.

     Date: March 29, 2002               By: /s/ Edward Garcia
                                            -----------------
                                        Edward Garcia, Chairman of the Board,
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Name                            Title        Date
                ----                            -----        ----

/s/ Edward Garcia               Chairman of the Board,       March 29, 2002
--------------------------      Chief Executive Officer
Edward Garcia

/s/ Marc Wolfsohn               Chief Financial Officer      March 29, 2002
--------------------------
Marc Wolfsohn

/s/ John Wilchek                Director                     March 29, 2002
--------------------------
John Wilchek

/s/ Demir Richard Eden          Director                     March 29, 2002
--------------------------
Demir Richard Eden

/s/ Franklin H. Blecher         Director                     March 29, 2002
--------------------------
Franklin H. Blecher

/s/ Henry L. Bachman            Director                     March 29, 2002
--------------------------
Henry L. Bachman

/s/ Karabet Simonyan            Director                     March 29, 2002
--------------------------
Karabet Simonyan

/s/ Reed DuBow                  Controller                   March 29, 2002
--------------------------
Reed DuBow

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

                                                                      Page(s)
                                                                      -------
Independent Auditors' Report                                            F-2
Consolidated Financial Statements:
      Balance Sheets as of December 31, 2001 and 2000                   F-3
      Statements of Operations for the Three Years in the Period
          Ended December 31, 2001                                       F-4

      Statement of Changes in Shareholders' Equity for the Three
          Years in the Period Ended December 31, 2001                   F-5

      Statements of Cash Flows for the Three Years in the Period
          Ended December 31, 2001                                       F-6

Notes to Consolidated Financial Statements                              F-7

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Wireless Telecom Group, Inc.
Paramus, New Jersey

We have audited the accompanying consolidated financial statements of Wireless Telecom Group, Inc. as listed in the index under item 14 in this Form 10-K as well as the financial statement schedule listed in Part IV, Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ LAZAR LEVINE & FELIX LLP

New York, New York
February 28, 2002

                          CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

                                                   - ASSETS -
                                                                                                  December 31,
                                                                                         -----------------------------
                                                                                            2001               2000
                                                                                         -----------       -----------
CURRENT ASSETS:
    Cash and cash equivalents                                                            $15,138,640       $21,451,256
    Accounts receivable - net of allowance for doubtful accounts of
      $113,950 and $70,758 for 2001 and 2000, respectively                                 2,867,538         2,932,461
    Inventories                                                                            6,316,085         4,664,264
    Current portion of deferred tax benefit (Note 7)                                         140,000            98,000
    Prepaid expenses and other current assets                                                476,454           306,716
                                                                                         -----------       -----------
TOTAL CURRENT ASSETS                                                                      24,938,717        29,452,697
                                                                                         -----------       -----------
PROPERTY, PLANT AND EQUIPMENT - NET (Notes 2 and 3)                                        5,499,540         5,251,603
                                                                                         -----------       -----------

OTHER ASSETS:
    Goodwill - net of accumulated amortization of $301,282
      for 2000                                                                             1,351,392         2,198,718
    Deferred tax benefit (Note 7)                                                            364,927           112,435
    Other assets                                                                             750,682           640,820
                                                                                         -----------       -----------
TOTAL OTHER ASSETS                                                                         2,467,001         2,951,973
                                                                                         -----------       -----------
                                                                                         $32,905,258       $37,656,273
                                                                                         ===========       ===========

                                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
    Accounts payable                                                                     $   660,249       $   979,040
    Accrued expenses and other current liabilities                                           760,868           888,158
    Current portion of mortgage payable (Note 3)                                              34,686            32,168
    Income taxes payable (Note 7)                                                            164,650                --
                                                                                         -----------       -----------
 TOTAL CURRENT LIABILITIES                                                                 1,620,453         1,899,366
                                                                                         -----------       -----------

LONG TERM LIABILITIES:
    Mortgage payable (Note 3)                                                              3,166,609         3,201,295
    Other                                                                                     11,096           172,574
                                                                                         -----------       -----------
TOTAL LONG TERM LIABILITIES                                                                3,177,705         3,373,869
                                                                                         -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 5, 6, 8 and 9)

SHAREHOLDERS' EQUITY (Note 4):
    Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                     --                --
    Common stock, $.01 par value, 75,000,000 shares authorized, 19,807,677
      and 19,781,677 shares issued for 2001 and 2000, respectively                           198,077           197,817
    Additional paid-in capital                                                            12,792,657        12,748,855
    Retained earnings                                                                     21,979,416        21,466,402
    Treasury stock, at cost - 2,654,400 and 907,100 shares, respectively                  (6,863,050)       (2,030,036)
                                                                                         -----------       -----------
                                                                                          28,107,100        32,383,038
                                                                                         -----------       -----------
                                                                                         $32,905,258       $37,656,273
                                                                                         ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

                                                                              For the Year Ended December 31,
                                                                     ----------------------------------------------
                                                                         2001            2000               1999
                                                                     -----------      -----------       -----------
NET SALES (Note 5)                                                   $19,041,838      $18,450,518       $13,187,719
                                                                     -----------      -----------       -----------
COSTS AND EXPENSES:
    Cost of sales (Note 5)                                             8,675,257        8,116,923         6,094,757
    Selling, general and administrative expenses                       5,598,151        7,266,245         5,151,286
    Impairment of goodwill                                             2,032,051               --                --
    Interest, dividends and other income                                (542,892)        (979,197)       (1,051,092)
    Settlement of litigation (Note 9)                                         --          683,845                --
                                                                     -----------      -----------       -----------
TOTAL COSTS AND EXPENSES                                              15,762,567       15,087,816        10,194,951
                                                                     -----------      -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                               3,279,271        3,362,702         2,992,768

    Provision for income taxes (Note 7)                                2,062,000        1,231,462           959,572
                                                                     -----------      -----------       -----------

INCOME FROM CONTINUING OPERATIONS                                      1,217,271        2,131,240         2,033,196
                                                                     -----------      -----------       -----------
DISCONTINUED OPERATIONS (Note 1):
    Income from operations of a product division
      disposed of - net of income taxes of $1,540
      for 1999                                                                --               --             2,611
    Gain on sale of test equipment product division - net of income
      taxes of $2,228,640 for 1999                                            --               --         4,213,177
                                                                     -----------      -----------       -----------
                                                                              --               --         4,215,788
                                                                     -----------      -----------       -----------
NET INCOME                                                           $ 1,217,271      $ 2,131,240       $ 6,248,984
                                                                     ===========      ===========       ===========

NET INCOME PER COMMON SHARE  - BASIC:
    Continuing operations                                                  $0.07            $0.11             $0.11
    Discontinued operations                                                 0.00             0.00              0.21
                                                                           -----            -----             -----
                                                                           $0.07            $0.11             $0.32
                                                                           =====            =====             =====
NET INCOME PER COMMON SHARE - DILUTED:
    Continuing operations                                                  $0.07            $0.11             $0.11
    Discontinued operations                                                 0.00             0.00              0.21
                                                                            ----            -----             -----
                                                                           $0.07            $0.11             $0.32
                                                                           =====            =====             =====
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                             17,746,979       19,159,975        19,229,051
    Diluted                                                           18,046,498       19,724,188        19,327,264

CASH DIVIDENDS PER COMMON SHARE                                            $0.04            $0.00             $0.00
                                                                           =====            =====             =====

   The accompanying notes are an integral part of these financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Wireless Telecom Group, Inc.

                                                         Additional                         Treasury
                                             Common       Paid-in           Retained         Stock
                                              Stock       Capital           Earnings        at Cost             Total
                                             --------    -----------       -----------     ----------       -----------
Balance at December 31, 1998                 $195,880    $11,856,402       $13,086,178     $ (267,809)      $24,870,651
Purchase of treasury stock                         --             --                --     (1,003,026)       (1,003,026)
Net income                                         --             --         6,248,984             --         6,248,984
                                             --------    -----------       -----------     ----------       -----------
Balance at December 31, 1999                  195,880     11,856,402        19,335,162     (1,270,835)       30,116,609

Stock options exercised                         1,522        423,254                --             --           424,776
Tax benefit of exercised stock options             --        130,000                --             --           130,000
Purchase of treasury stock                         --             --                --       (759,201)         (759,201)
Compensatory shares                               415        339,199                --             --           339,614
Net income                                         --             --         2,131,240             --         2,131,240
                                             --------    -----------       -----------     ----------       -----------
Balance at December 31, 2000                  197,817     12,748,855        21,466,402     (2,030,036)       32,383,038

Dividends - $.04 per share                         --             --          (704,257)            --          (704,257)
Stock options exercised                           260         43,802                --             --            44,062
Purchase of treasury stock                         --             --                --     (4,833,014)       (4,833,014)
Net income                                         --             --         1,217,271             --         1,217,271
                                             --------    -----------       -----------     ----------       -----------
BALANCE AT DECEMBER 31, 2001                 $198,077    $12,792,657       $21,979,416    $(6,863,050)      $28,107,100
                                             ========    ===========       ===========    ============      ===========

   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

                                                                                For the Year Ended December 31,
                                                                         ----------------------------------------------
                                                                             2001             2000             1999
                                                                         -----------      -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                           $ 1,217,271      $ 2,131,240       $ 6,248,984
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Impairment of goodwill                                             2,032,051               --                --
        Non cash compensation                                                     --          258,750                --
        Depreciation and amortization                                        539,743          489,809           353,993
        Deferred income taxes                                               (294,492)         121,390           203,899
        Provision for losses on accounts receivable                           43,192           26,077           227,287
        Gain on sale of discontinued division                                     --               --        (6,441,816)
        Other income                                                         (66,672)         (66,672)               --
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                             868,953       (1,108,897)          914,229
      (Increase) in inventory                                               (745,317)      (1,806,808)         (114,104)
      (Increase) decrease in prepaid expenses and other current assets      (259,019)       1,609,399          (489,484)
      (Decrease) increase in accounts payable and accrued expenses          (779,681)        (545,288)        1,589,391
      Increase (decrease) in income taxes                                    150,650         (218,391)          218,391
                                                                         -----------      -----------       -----------
        Net cash provided by operating activities                          2,706,679          890,609         2,710,770
                                                                         -----------      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Microlab/FXR net of cash received of $2,965,125         (3,170,206)              --                --
    Purchase of investment - other assets                                         --         (500,000)               --
    Capital expenditures                                                    (315,159)        (363,138)       (1,104,848)
    Officers' life insurance                                                  (8,553)          (4,629)           20,152
    Proceeds from sale of discontinued division                                   --               --        17,230,730
    Proceeds from covenant not to compete                                         --               --           200,000
    Purchase of noise product line                                                --               --        (2,500,000)
    Expenses related to disposal of division                                      --               --        (2,333,260)
                                                                         -----------      -----------       -----------
        Net cash (used for) provided by investing activities              (3,493,918)        (867,767)       11,512,774
                                                                         -----------      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of mortgage note                                                (32,168)         (28,022)               --
    Payment of long term debt                                                     --         (215,932)          (73,908)
    Related party loans                                                           --         (218,970)               --
    Dividends paid                                                          (704,257)              --                --
    Proceeds from exercise of stock options                                   44,062          424,776                --
    Acquisition of treasury stock                                         (4,833,014)        (759,201)       (1,003,026)
                                                                         -----------      -----------       -----------
        Net cash (used for) financing activities                          (5,525,377)        (797,349)       (1,076,934)
                                                                         -----------      -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                           (6,312,616)        (774,507)       13,146,610

    Cash and cash equivalents, at beginning of year                       21,451,256       22,225,763         9,079,153
                                                                         -----------      -----------       -----------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                $15,138,640      $21,451,256       $22,225,763
                                                                         ===========      ===========       ===========

SUPPLEMENTAL INFORMATION:
    Cash paid during the year for:
      Taxes                                                              $ 2,397,853      $ 1,518,297       $ 3,154,416
      Interest                                                              $243,367         $320,711           $20,377

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES:

         Organization and Basis of Presentation:

         Wireless Telecom Group, Inc. and Subsidiaries (the Company), develops and manufactures a wide variety of electronic noise sources and testing and measurement instruments, which it sells to customers throughout the United States and worldwide through its foreign sales corporation and foreign distributors to commercial and government customers in the electronics industry. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries, Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc.

         As a result of foreign trade agreements entered into by the U.S. government, the use of a FSC has been curtailed as of December 31, 2002, and as such, the tax benefits generated by such an entity have been eliminated. The U.S. government has established new tax rules applicable to foreign sales, however, certain foreign governments have objected to these revised rules. Whether or not such revised rules will be available to the Company in the 2003 year cannot be determined at this time. The Company, nevertheless, will continue to service its overseas customers. See Note 5 of Notes to the Financial Statements.

         On December 21, 2001, the Company acquired Microlab/FXR, a private entity, for the net purchase price of $3,800,000 in cash. The acquisition of Microlab/FXR is recorded under the purchase method of accounting for financial statement purposes. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $1,351,000 was recorded as goodwill on the accompanying Consolidated Balance Sheet at December 31, 2001. In accordance with Statement of Financial Accounting Standards No. 142, this goodwill will not be amortized, but will be tested for impairment periodically (see - Recent Accounting Pronouncements). Microlab/FXR's year-end Balance Sheet is included in the Consolidated Balance Sheet at December 31, 2001. Microlab/FXR's results of operations and cash flows for 2001 are not included in the Consolidated Statements of Operations since Microlab/FXR's facilities were closed during the holiday period December 22-31 and there were no operations to record until re-opening in January 2002.

         Microlab/FXR designs and manufactures high-power, passive microwave components for the wireless infrastructure market and for other commercial, aerospace and military markets. The Company's products are used in microwave systems, Universal Mobile Telecommunications Systems
         (UMTS),Personal Communications Service (PCS) and cellular communications base stations, television transmitters, avionic systems and medical electronics. Microlab/FXR is one of the leaders in serving the needs of the in-building distributed antenna systems market, which facilitates seamless wireless coverage throughout the insides of buildings and building complexes.

         The following pro forma results were developed assuming the acquisition had occurred at the beginning of the earliest period presented. Intercompany transactions would have been eliminated had there been any, but there were none.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES:

         Organization and Basis of Presentation (Continued):

                                        Unaudited Pro Forma Information For The Year Ended
                                                          December 31,
                                        ---------------------------------------------------
                                            2001               2000                1999
                                        -----------         -----------         -----------
         Net Sales                      $26,179,930         $23,803,449         $17,440,597

         Income From Continuing
         Operations                       1,552,890           2,557,280           2,313,326

         Net Income                       1,552,890           2,557,280           6,529,114

         Earnings Per Share:
              Basic                           $0.09               $0.13               $0.34
              Diluted                         $0.09               $0.13               $0.34

         This unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on January 1, 1999, nor are they necessarily indicative of results that may occur in the future.

         On July 7, 2000, Wireless Telecom Group, Inc. ("Wireless") and Boonton Electronics Corp. ("Boonton") closed on a merger under an agreement dated March 2, 2000 and as amended on April 28, 2000. A newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton, a public entity. Each share of Boonton common stock was converted into .79 shares of the Company's common stock with aggregate consideration totaling 1,885,713 shares of Wireless common stock. This merger was accounted for as a pooling of interests and accordingly, all periods prior to the merger were restated to include the results of operations, financial position and cash flows of Boonton. Boonton's fiscal year end was changed to December 31 to conform to Wireless's year end.

         There were no material adjustments required to conform the accounting policies of the two companies. Certain amounts of Boonton were reclassified to conform to the reporting practices of Wireless.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (Continued):

         Organization and Basis of Presentation (Continued):

         In March 1999, the Company consummated the sale of the assets of a product division which was in the business of designing, developing, assembling, manufacturing and selling certain wireless and satellite test equipment for a purchase price of approximately $19 million. The net assets sold to the purchaser aggregated approximately $10,000,000. The agreement also contained non- compete clauses and a provision for a portion of the purchase price ($2 million) to be placed in escrow to secure payment of certain indemnification obligations and/or purchase price adjustments. As of December 31, 2000, all monies previously held in escrow had been released to the Company. This product division was accounted for as discontinued operations and accordingly, amounts in the financial statements and related notes for the 1999 year were restated to reflect discontinued operations accounting. Operating results of the discontinued operations are as follows:

                                                              1999
                                                           ----------
                 Net sales                                 $1,522,617
                                                           ----------

                 Earnings before taxes                          4,151
                 Income taxes                                   1,540
                                                           ----------
                 Net earnings from
                   discontinued operations                 $    2,611
                                                           ==========

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

         All intercompany balances and transactions have been eliminated. The Company's accounting policies are in accordance with accounting principles generally accepted in The United States of America. Outlined below are those policies which are considered particularly significant.

         Use of Estimates:

         In preparing financial statements in accordance with accounting principles generally accepted in The United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

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

         The Company maintains significant cash investments primarily with two financial institutions. The Company performs periodic evaluations of the relative credit rating of this institution as part of its investment strategy.

         Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large customer base. However, at December 31, 2001, primarily all of the Company's receivables do pertain to the telecommunications industry.

         The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and long term debt approximate fair value.

         Cash and Cash Equivalents:

         The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts and commercial paper, all stated at cost, which approximates market value. As of December 31, 2001 and 2000, the Company had approximately $10,000,000 and $18,000,000 invested in commercial paper, respectively.

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

         Inventories consist of:

                                                           December 31,
                                                   ---------------------------
                                                       2001            2000
                                                   ----------       ----------
         Raw materials                             $4,478,862       $3,513,666
         Work-in-process                              784,058          657,125
         Finished goods                             1,053,165          493,473
                                                   ----------       ----------
                                                   $6,316,085       $4,664,264
                                                   ==========       ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Intangible Assets:

         Goodwill relative to the purchase of the noise generation product line in 1999 (see Note 1), aggregating $2,500,000, has been amortized on a straight line basis over 15 years. Amortization expense for the years ended December 31, 2001, 2000 and 1999 were $166,667, $166,667 and
         $134,615, respectively. Accumulated amortization as of December 31, 2001 and 2000, before impairment, aggregated $467,949 and $301,282, respectively.

         Intangibles are periodically reviewed to assess recoverability from future operations using undiscounted cash flows in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") (see Recent Accounting Pronouncements). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

         In December 2001, the Company identified certain conditions, including an overall weakness in the telecommunications market relating to the noise generation product line, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time of acquisition. In accordance with the Company's policy, management assessed the recoverability of goodwill using a cash flow projection based on the remaining amortization period of twelve years. Based on this projection, the cumulative cash flow over the remaining amortization period was insufficient to recover the remaining unamortized goodwill. As a result, the Company recognized full impairment of this goodwill and recorded a non-cash expense of $2,032,051 for the 2001 year.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (Continued):

         Intangible Assets (Continued):

         On December 21, 2001, the Company acquired Microlab/FXR (see Note 1 - Organization and Basis of Presentation), which was recorded under the purchase method of accounting for financial statement purposes. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $1,351,000 was recorded as goodwill on the accompanying Consolidated Balance Sheet at December 31, 2001. In accordance with Statement of Financial Accounting Standards No. 142, this goodwill will not be amortized, but will be tested for impairment periodically (see Recent Accounting Pronouncements).

         Revenue Recognition:

         The Company recognizes revenue from all product sales at the time of shipment.

         Research and Development Costs:

         Research and development costs, including those of discontinued operations, are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 2001, 2000 and 1999 were $1,152,985, $1,124,392 and $1,486,550, respectively.

         Advertising Costs:

         Advertising expenses, including those of discontinued operations, are charged to operations during the year in which they are incurred and aggregated $534,168, $451,073 and $445,268 for the years ended December 31, 2001, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (Continued):

         Stock Based Compensation:

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See also Note 4.

         Income Taxes:

         The Company utilizes SFAS 109, "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognized the benefit of Boonton's net operating loss carryforward applying a valuation allowance which requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized (see also Note 7).

         Income Per Common Share:

         The Company utilizes SFAS 128 "Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during each period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (Continued):

         Recent Accounting Pronouncements:

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company did implement the provisions of SAB 101 during the year 2000 and such implementation had no impact on the Company's financial position or results of operations.

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

         In the first quarter of 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities became effective. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. Since the Company currently does not have derivative or hedging activities, there is no impact on the Company's financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 required purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment, consists of the following:

                                                                             December 31,
                                                                     ---------------------------
                                                                         2001            2000
                                                                     ----------       ----------
         Building and improvements                                   $3,619,515       $3,619,515
         Machinery and equipment                                      2,487,957        3,261,765
         Furniture and fixtures                                         592,839          819,209
         Transportation equipment                                       115,318          121,522
         Leasehold improvements                                         201,458          197,358
                                                                     ----------       ----------
                                                                      7,017,087        8,019,369
         Less: accumulated depreciation and amortization              2,217,547        3,467,766
                                                                     ----------       ----------
                                                                      4,799,540        4,551,603
         Add: land                                                      700,000          700,000
                                                                     ----------       ----------
                                                                     $5,499,540       $5,251,603
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

         Maturities of mortgage payable for the next five years are $34,686, $37,401, $40,329, $43,485, and $46,889, respectively and $2,998,505 thereafter.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 4 - SHAREHOLDERS' EQUITY:

         The Company paid quarterly cash dividends aggregating $704,257 for the year ending December 31, 2001. No dividends were paid in 2000 or 1999.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 4 - SHAREHOLDERS' EQUITY (Continued):

         A summary of stock activity, and related information for the years ended December 31, follows:

                                                                                  Weighted Average
                                                                Options             Exercise Price
                                                              ----------          ----------------
         Outstanding, December 31, 1998                        1,247,000               $3.46

         Weighted average fair value of options
           granted during the year                                                      0.73

           Granted                                               751,000                1.69
           Exercised                                                  --                  --
           Canceled                                             (742,600)               3.32
                                                              ----------
         Outstanding, December 31, 1999                        1,255,400                2.48

         Weighted average fair value of options
           granted during the year                                                      1.69

           Granted                                             1,110,260                2.58
           Exercised                                            (128,080)               3.22
           Canceled                                              (34,000)               1.94
                                                              ----------
         Outstanding, December 31, 2000                        2,203,580                2.49

         Weighted average fair value of options
           granted during the year                                                      2.41

           Granted                                               147,000                2.69
           Exercised                                             (26,000)               1.69
           Canceled                                              (27,000)               2.63
                                                              ----------
         Outstanding, December 31, 2001                        2,297,580                2.51
                                                              ==========

         Options exercisable:
           December 31, 1999                                     197,280                4.23
           December 31, 2000                                     272,680                2.95
           December 31, 2001                                     821,031               $2.78

         Exercise prices for options outstanding as of December 31, 2001 ranged from $1.69 to $6.75. The weighted average remaining contractual life of these options is seven years.

         Pro forma information regarding net income and earnings per share is required by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively; risk-free interest rates of 4.5%, 5.2% and 5%; dividend yields of 2%, 0% and 1.5%; volatility factors of the expected market price of the Company's common stock of 63%, 65% and 62%; and a weighted average expected life of the options of seven years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                       2001              2000             1999
                                                    ----------        ----------       ----------
         Net income from continuing operations:
              As reported                           $1,217,271        $2,131,240       $2,033,196
              Pro forma                              1,051,239         1,943,604        1,785,907
         Basic earnings per share:
              As reported                                 $.07              $.11             $.11
              Pro forma                                    .06               .10              .09
         Diluted earnings per share:
              As reported                                 $.07              $.11             $.11
              Pro forma                                    .06               .10              .09

NOTE 5 - OPERATIONAL INFORMATION:

         Sales:

         The Company's operations are in a single industry segment and involve the manufacture of various types of electronic test equipment. All of the Company's assets are domestic.

         For the years ended December 31, 2001, 2000 and 1999, no customer accounted for more than 10% of total sales.

         In addition to its in-house sales staff, the Company uses various manufacturers representatives to sell its products. For the years ended December 31, 2001, 2000 and 1999, one representative accounted for 10%, 14% and 13% of sales, respectively.

         Export sales, including sales related to discontinued operations, which are all transacted in US dollars, were approximately 37%, 26% and 38% of total sales for the years ended December 31, 2001, 2000 and 1999, respectively. Export sales by geographic location are as follows:

                                    2001              2000             1999
                                 ----------        ----------       ----------
         Asia                    $2,162,000        $1,845,000       $1,954,000
         Europe                   3,074,000         2,527,000        2,406,000
         Other                    1,750,000           423,000          613,000
                                 ----------        ----------       ----------
                                 $6,986,000        $4,795,000       $4,973,000
                                 ==========        ==========       ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 5 - OPERATIONAL INFORMATION AND EXPORT SALES (Continued):

         Purchases:

         One third party supplier accounted for approximately 15% of the Company's total inventory purchases for 2001. As of December 31, 2001, accounts payable to this supplier was $8,280. No supplier accounted for more than 10% of the Company's total inventory purchases for 2000 and 1999.

NOTE 6 - 401(k) PROFIT SHARING PLAN:

         During the year ended December 31, 1990, the Company adopted a resolution to institute a 401(k) profit sharing plan effective January 1, 1991, to cover all eligible employees. The Company's contributions to the plan are discretionary but may not exceed 6% of participants' compensation. Contributions to the plan for the years ended December 31, 2001, 2000 and 1999 aggregated $70,548, $71,396 and $62,990, respectively.

NOTE 7 - INCOME TAXES:

         The components of income tax expense related to income from continuing operations are as follows:

                                                 December 31,
                                     ------------------------------------
                                         2001        2000          1999
                                     ----------   ----------     --------
         Current:
           Federal                   $2,156,780     $962,390     $990,531
           State                        496,890      225,929      369,638
         Deferred:
           Federal                     (556,400)      34,514     (313,302)
           State                        (35,270)       8,629      (87,295)
                                     ----------   ----------     --------
                                     $2,062,000   $1,231,462     $959,572
                                     ==========   ==========     ========

         The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                                               December 31,
                                                                ---------------------------------------
                                                                  2001           2000           1999
                                                                --------        --------       --------
                                                                  % of            % of           % of
                                                                Pre Tax         Pre Tax        Pre Tax
                                                                Earnings        Earnings       Earnings
                                                                --------        --------       --------
         Statutory federal income tax rate                       34.0%           34.0%          34.0%
         State income tax net of federal tax benefit              5.6             5.3            6.2
         Benefits from Foreign Sales Corporation                 (0.6)           (1.2)          (2.9)
         Other, including research and development
           credit, capital gains treatment                       (1.2)           (1.5)          (5.2)
         Non deductible impairment charge                        25.1            (0.0)          (0.0)
                                                                 ----            -----          -----
                                                                 62.9%           36.6%          32.1%
                                                                 ====            ====           ====

         The tax benefits associated with the disqualifying disposition of stock acquired with incentive stock options during 2000 reduced taxes payable for that year by $130,000. Such benefits were credited to additional paid-in capital.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7 - INCOME TAXES (Continued):

         The components of deferred income taxes are as follows:

                                                                                     December 31,
                                                                              -------------------------
                                                                                 2001           2000
                                                                              ----------     ----------
         Deferred tax assets:
           Uniform capitalization of inventory costs for tax purposes         $  113,602     $  205,671
           Allowances for doubtful accounts                                       47,858         60,760
           Deferred costs                                                        189,000             --
           Tax effect of goodwill impairment                                     851,666             --
           Net operating loss carryforward (Boonton Note 1)                      781,492        769,107
                                                                              ----------     ----------
                                                                               1,983,618      1,035,538
           Valuation allowance for deferred tax assets                        (1,362,891)      (271,742)
                                                                              ----------     ----------
                                                                                 620,727        763,796
         Deferred tax liabilities:
           Tax over book depreciation                                            (79,800)      (418,361)
           Other                                                                 (36,000)      (135,000)
                                                                              ----------     ----------
         Net deferred tax asset                                               $  504,927     $  210,435
                                                                              ==========     ==========

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

         In addition, the Company leases approximately 33,000 square feet of a facility located in Hanover Township, New Jersey which is occupied by Boonton. The term of the lease agreement is for ten years beginning on October 1, 2001 and ending September 30, 2011. The lease also contains an option to terminate the lease effective September 30, 2006.

         The Company also leases a 23,100 square foot facility located in Livingston, New Jersey, which is occupied by Microlab/FXR. The term of the lease is for ten years beginning on March 4, 1996 and ending on February 28, 2006. Either party may cancel the lease as of the last day of February in any year by giving notice at least one year in advance of the termination.

         The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes and insurance. The future minimum lease payments are shown below:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued):

         Leases (Continued):

         2002                        $   640,554
         2003                            738,761
         2004                            774,900
         2005                            793,113
         2006                            576,000
         Thereafter                    2,245,013
                                     -----------
                                      $5,768,341
                                     ===========

         Rent expense for the years ended December 31, 2001, 2000 and 1999 was $567,439, $689,751 and $679,166, respectively.

         On July 14, 1998 the Company entered into a 15 year lease for a 44,000 square foot facility located in Mahwah, New Jersey. This new facility was leased to serve as the headquarters and manufacturing plant for one of the Company's divisions which was sold in 1999. In December 1999, the Company exercised its option to purchase this building (see Note
         3). In November 2000, the Company entered into an agreement to lease this property to an unrelated third party. Rental income for 2001 was $331,868. This lease, which terminates in 2013, provides for annual rental income of $379,219 throughout the lease term.

         The Company leases certain equipment under operating lease arrangements that are generally for 60-month terms. These operating leases expire in various years through 2005. One of these leases may be renewed at the end of three years. Future payments consist of the following at December 31, 2001:

         2002                          $ 91,620
         2003                            85,272
         2004                            57,964
         2005                             8,056
                                       --------
                                       $242,912
                                       ========

         Environmental Contingencies:

         Following an investigation by the New Jersey Department of Environmental Protection (NJDEP) in 1982, of the waste disposal practices at a certain site formerly leased by Boonton, the Company put a ground water management plan into effect as approved by the Department. Costs associated with this site are charged directly to income as incurred. The owner of this site has notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the lessor would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations.

         Costs charged to operations in connection with the water management plan amounted to approximately $24,000 and $30,000 for the years ended December 31, 2001 and 2000, respectively. The Company estimates the expenditures in this regard for the fiscal year ending December 31, 2002 will amount to approximately $25,000. The Company will continue to be liable under the plan in all future years until such time as the NJDEP releases it from all obligations applicable thereto.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9 - SETTLEMENT OF LITIGATION:

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

         On June 7, 2000, Wireless Telecom Group, Inc. d/b/a Noise Com settled both the California action and the New Jersey action. The terms of the settlement included, among other things, a payment from Noise Com to David Day of $1,250,000. The Company had previously accrued approxi mately $585,000 in connection with this matter and recorded an additional cost of approximately $684,000 during the year ended December 31, 2000.

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following is a summary of selected quarterly financial data from continuing operations (in thousands, except per share amounts).


         2001                                                                Quarter
         ----                                                 ---------------------------------------
                                                                1st        2nd        3rd        4th
                                                              ------     ------     ------     ------
         Net sales                                            $5,780     $5,335     $4,265     $3,662
         Gross profit                                          3,175      2,725      2,467      1,999
         Operating income (loss)*                              1,714      1,217      1,052     (1,247)
         Net income (loss) from continuing operations          1,224        873        718     (1,598)
         Diluted net income (loss) per share from
           continuing operations                                $.07       $.05       $.04      ($.09)

         * Net of goodwill impairment of $2,032 recognized in the fourth quarter.


         2000                                                                  Quarter
         ----                                                 ---------------------------------------
                                                                1st        2nd        3rd        4th
                                                              ------     ------     ------     ------
         Net sales                                            $4,342     $4,601     $4,743     $4,765
         Gross profit                                          2,314      2,687      2,825      2,508
         Operating income                                        794        182        607        801
         Net income from continuing operations                   766         89        543        733
         Diluted net income per share from
           continuing operations                                $.04       $.00       $.03       $.04

                          WIRELESS TELECOM GROUP, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR EACH OF THE THREE YEARS ENDED DECEMBER 31,

         Allowance for doubtful accounts:

                          Balance at
                         beginning of                                                 Balance at
                             year            Provisions        Deductions (1)        end of year
         2001              $70,758             $43,192                   --           $113,950
         2000               44,681              26,077                   --             70,758
         1999             $134,013            $227,287            $(316,619)           $44,681

         (1) Deductions in allowance for doubtful accounts primarily represent the write-off of uncollectable accounts receivable.

         Allowance for deferred tax valuation:

                          Balance at
                         beginning of                                                Balance at
                             year            Provisions           Reductions        end of year
         2001             $271,742          $1,091,149                   --         $1,362,891

         2000              301,936                  --              (30,194)           271,742
         1999             $301,936                  --                   --           $301,936