Form 10-K/A
period 2001-12-31
WIRELESS TELECOM GROUP INC
filed 2002-04-30
CIK 878828

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE ACT OF
     1934

For the fiscal year ended     December 31, 2001
                          -----------------------------

                                 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                      Commission file number 1-11916

                          WIRELESS TELECOM GROUP, INC.
            (Exact name of registrant as specified in its charter)

               New Jersey                                      22-2582295
------------------------------------------        -----------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

         East 64 Midland Avenue,
           Paramus, New Jersey                                    07652
------------------------------------------        -----------------------------------
   (Address of principal executive offices)                     (Zip Code)

                                (201) 261-8797
             (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange
Title of each class                                     on which registered
-------------------                              ------------------------------
Common Stock, par value $.01 per share                American Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:

                                      none
--------------------------------------------------------------------------------
                             (Title of Class)

         Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on April 30, 2002: $46,795,715

         Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of April 30, 2002: 17,204,307


                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                EXPLANATORY NOTE

Wireless Telecom Group, Inc. (the "Company") has previously filed with the Securities and Exchange Commission ("SEC") its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Initial 10-K"). In accordance with SEC rules, the Company incorporated by reference Part III (Items 11, 12 and 13) of the Initial 10-K from the Proxy Statement to be filed by the Company in connection with the 2002 Annual Stockholders' Meeting, which the Company anticipated filing on or before April 30, 2002. The Company has now determined that it will not file its definitive Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial 10-K to include the disclosures required by Part III of Form 10-K. This Annual Report on Form 10-K/A amends Part III of the Initial 10-K in order to include those disclosures required by Part III of Form 10-K.

                                    PART III

Item 11. Executive Compensation

         The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, the annual and long-term compensation for the Company's Chief Executive Officer and its most highly compensated executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2001 (each, a "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                                                                     Compensation
                                                  Annual Compensation                    Awards
                                                  -------------------                    ------
                                                                                       Securities
Name and                                                                               ----------              All Other
Principal Position                Year       Salary       Bonus          Other     Underlying Options       Compensation(1)
------------------                ----       ------       -----          -----     ------------------       ---------------
Edward J. Garcia
-Chairman of the Board, CEO  and
 President (2)                    2001      $174,343    $50,000(3)          -                  -                 $8,291

                                  2000      $160,406   $100,000(4)          -            300,000                 $8,407

                                  1999      $152,650   $100,000(5)          -             80,000                 $8,081

-----------------------

(1) Includes the total estimated value for the use of an automobile of $1,775, $1,891 and $1,645 for fiscal years ended December 31, 2001, 2000 and 1999, respectively. Also includes the total premiums paid on split-dollar life insurance and the matching contribution to the Wireless Telecom Group 401(k) Profit Sharing Plan.
(2) Mr. Garcia currently serves as the Company's Chief Executive Officer, Chairman of the Board and President and has done so since January 1999. From August 1996 to January 1999, Mr. Garcia served as Vice President and since August 1996 as Chief Operating Officer.
(3) Granted to Mr. Garcia in recognition of the successful acquisition of Microlab/FXR.
(4) Granted to Mr. Garcia in recognition of the successful acquisition of Boonton Electronics Corporation.
(5) Granted to Mr. Garcia in recognition of the successful sale of the Company's wireless test equipment business.


                        OPTION GRANTS IN FISCAL YEAR 2001

                                                     Individual Grants
                                         ------------------------------------------
                                         Percent Of                                     Potential Realizable Value At
                                            Total                                        Assumed Annual Rates Of
                                           Options                                     Stock Price Appreciation For
                                           Granted                                              Option Term
                             Number of       To
                            Securities    Employees       Exercise
                            Underlying    In Fiscal        Of Base
                           Option/SARs      Year            Price        Expiration
       Name                Granted (#)     2001(1)         ($/Sh)           Date          5% ($)            10% ($)
       ----                -----------     -------         ------           ----          ------            -------
Edward J
Garcia
- Chairman of
the Board,
CEO and
President
                                 -             0%             -               -              -                  -


----------
(1) Based upon a total of 147,000 options granted to all employees and consultants during fiscal year 2001, none of which were granted to Mr. Garcia.

                        AGGREGATE OPTION EXERCISES IN THE
                 YEAR ENDED DECEMBER 31, 2001 AND OPTION VALUES

                                                              Number of Securities                   Value of Securities
                                                             Underlying Unexercised                Underlying Unexercised
                                                                     Options                       In-the-Money Options at
                                                               at Fiscal Year End                    Fiscal Year End (1)
                                                              -------------------                   --------------------
                           Shares
                          Acquired
                             on             Value
         Name             Exercise        Realized      Exercisable        Unexercisable       Exercisable      Unexercisable
         ----             --------        --------      -----------        -------------       -----------      -------------
Edward J. Garcia
- Chairman of the
Board, CEO and
President                     -               -           215,333             304,667            $71,301           $120,224


----------
(1) Based upon the closing market price of the Company's Common Stock ($2.83 per share) on December 31, 2001 minus the exercise price of the in-the-money option, multiplied by the number of shares to which the in-the-money option relates.

Employment Agreement

                  In January 2002, the Company amended the employment agreement dated August 1, 1999 by and between Edward J. Garcia and the Company. The amendment of the employment agreement reflects a $25,000 increase in Mr. Garcia's annual base compensation from $175,000 to $200,000 per year and extends the employment agreement for an additional period of three (3) years. In all other material respects, the employment agreement is the same as the agreement dated August 1, 1999 as described below.

                  Mr. Garcia will receive an annual bonus, the amount of which shall be determined by the Board of Directors in their discretion. The employment agreement provides that, in the event of termination of Mr. Garcia for good reason, without cause, or in the case of Mr. Garcia's non-renewal, as such terms are defined therein, Mr. Garcia shall be entitled to receive: (a) a lump sum in an amount equal to three (3) years of his base annual salary; (b) benefits coverage for him and his dependents, at the same level and at the same charges as immediately prior to his termination, for a period of three (3) years following his termination from the Company; (c) all accrued obligations, as defined therein; (d) with respect to each incentive pay plan (other than stock options or other equity plans) of the Company in which Mr. Garcia participated at the time of termination, an amount equal to the amount that would have been earned if he had continued employment for three (3) additional years; and (e) with respect to stock options and other equity plans in which Mr. Garcia participated at the time of termination, any stock options or restricted stock that would vest or become non-forfeitable in the five (5) years after termination. If Mr. Garcia is terminated by reason of disability, he shall be entitled to receive, for three (3) years after such termination, his base annual salary less any amounts received under a long term disability plan. If he is terminated by reason of his death, his legal representatives shall receive the balance of any remuneration due him. The term of the employment agreement is three (3) years from the date of execution with a renewal period of two (2) years, such renewal to occur automatically unless either the Company or Mr. Garcia terminates the employment agreement upon six (6) months written notice.

Compensation Committee Interlocks and Insider Participation

                  The members of the Compensation Committee are Messrs. Franklin
H. Blecher and Demir Richard Eden. Mr. Eden served as President of the Company from October 1998 to January 1999 and had been Acting Chief Financial Officer of the Company from January 1999 until March 2001.

                  Currently, none of such persons is an officer or employee of the Company or any of its subsidiaries. During 2001, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee. No interlocking relationship, as defined by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), exists between our Board of Directors or our Compensation Committee and the Board of Directors or Compensation Committee of any other company.

Board Compensation Committee Report on Executive Compensation

                  The Company strives to apply a uniform philosophy regarding compensation for all of its employees, including the members of its senior management. This philosophy is based upon the premise that the achievements of the Company result from the combined and coordinated efforts of all employees working toward common goals and objectives in a competitive, evolving market place.

                  The goals of the Company's compensation program are to align remuneration with business objectives and performance, and to enable the Company to retain and competitively reward executive officers who contribute to the long-term success of the Company. The Company attempts to pay its executive officers competitively in order that it will be able to retain the most capable people in the industry. Information with respect to levels of compensation being paid by comparable companies is obtained from various publications and surveys.

                  The Compensation Committee will evaluate the Company's compensation policies on an ongoing basis to determine whether they enable us to attract, retain and motivate key personnel. To meet these objectives, we may from time to time increase salaries, award additional stock options or provide other short and long-term incentive compensation to executive officers.

                  Mr. Edward J. Garcia has served as the Company's Chief Executive Officer, President and Chairman of the Board of Directors since January 1999. In the fiscal year ended December 31, 2001, Mr. Garcia received $174,343 in salary, $50,000 in bonuses and $8,291 in other compensation. Mr. Garcia's compensation for the 2001 fiscal year was based on his qualitative managerial efforts and business ingenuity, including his efforts and activities associated with negotiating the purchase of Microlab/FXR, consummated on December 21, 2001. See "Executive Compensation."

The Compensation Committee
-Messrs. Franklin H. Blecher and Demir Richard Eden

                                PERFORMANCE GRAPH

                  The graph below presents the yearly percentage change in the cumulative total stockholder returns for the Company's Common Stock (WTT) compared with (i) the American Stock Exchange Market Value Index and (ii) a peer group index of 64 companies selected on an industry basis. The graph assumes that the value of the investment in the Company's Common Stock, the American Stock Exchange Market Value Index and the peer group index each was $100 on December 31, 1996 and that all dividends were reinvested. All of the indices include only companies whose common stock has been registered under Section 12 of the Exchange Act, for at least the time frame set forth in the graph.

                  The total shareholder returns depicted in the graph are not necessarily indicative of future performance. The Performance Graph and related disclosure shall not be deemed to be incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates the graph and such disclosure by reference.

                                         ---------------------------FISCAL YEAR ENDING---------------------------
         COMPANY/MARKET/INDEX            12/31/1996   12/31/1997  12/31/1998   12/31/1999  12/29/2000   12/31/2001
                                         ----------   ----------  ----------   ----------  ----------   ----------
     WIRELESS TELECOM GROUP, INC.           100           62          19           32          19           29
            SIC CODE INDEX                  100          104         112          178         160          107
           AMEX MARKET INDEX                100          120         119          148         146          139

401(K) Profit Sharing Plan

                  The Company's 401(k) Profit Sharing Plan (the "PSP") is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The effective date of the PSP is January 1, 1991. This plan is administered under a Trust of which Mr. Edward J. Garcia, the Company's Chief Executive Officer, President and Chairman of the Board, is the Trustee. All employees of the Company, who are 21 years or older, including its executive officers, are eligible to participate in the PSP after six months of employment with the Company.

                  Under the PSP, participating employees have the right to elect that their contributions to this plan be made from reductions from the compensation owed to them by the Company, up to 15% of their compensation per annum not to exceed $10,500 for 2001. In addition, the Company, at its discretion, can make contributions to this plan of up to 6% of the participant's annual compensation that will be allocated among them. Participating employees are entitled to full distribution of their share of the Company's contribution under this plan upon their death, total disability, when they reach Normal Retirement Age (age 60) or when they reach Early Retirement Age (age 55). If their employment is terminated earlier, their share of the Company's contributions will depend upon their number of years of employment with the Company.

                  All participating employees have the right to receive 100% of their own contributions to the PSP upon any termination of employment. Apart from the Company's and employees' contributions, they may receive investment earnings relating to the funds in their account under this plan.

                  Benefits under the PSP are payable to eligible employees in a single lump sum or in installments upon termination of their employment, although in-service withdrawals are permitted under certain circumstances. If more than 60% of its contributions are allocated to key employees, the Company will be compelled to contribute 3% of their annual compensation to each participating non-key employee's account for that year. If the Company terminates this plan, participating employees are entitled to 100% of the Company's contributions credited to their accounts. Contributions to the plan for Fiscal 2001 and Fiscal 2000 aggregated $67,060 and $29,933, respectively.

Item 11:  Security Ownership of Certain Beneficial Owners and Management:

                  The following table sets forth certain information regarding the Company's Common Stock owned as of April 30, 2002 by (i) each person who is known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director and director nominee and Named Executive Officer, and
(iii) all officers and directors as
a group without naming them. Except as otherwise set forth below, the address of each such person is c/o Wireless Telecom Group, Inc., E. 64 Midland Avenue, Paramus, New Jersey, 07652. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 30, 2002, are deemed outstanding; however, such shares are not deemed outstanding for purposes of computing the ownership percentage of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                                Amount and Nature of
Names and Addresses                                           Beneficial Ownership (1)                   Percentage Owned(2)
-------------------                                           ------------------------                   -------------------
Edward J. Garcia (3)                                                  341,333                                      2.0%
c/o Wireless Telecom Group, Inc.
East 64 Midland Avenue
Paramus, NJ  07652

Demir Richard Eden (4)                                                 85,000                                       *
c/o Wireless Telecom Group, Inc.
East 64 Midland Avenue
Paramus, NJ  07652

John Wilchek (5)                                                       72,000                                       *
c/o Wireless Telecom Group, Inc.
East 64 Midland Avenue
Paramus, NJ  07652

Franklin H. Blecher (6)                                                66,500                                       *
c/o Wireless Telecom Group, Inc.
East 64 Midland Avenue
Paramus, NJ  07652

Henry Bachman (7)                                                      49,000                                       *
c/o Wireless Telecom Group, Inc.
East 64 Midland Avenue
Paramus, NJ  07652

Karabet "Gary" Simonyan (8)                                            20,000                                       *
c/o Wireless Telecom Group, Inc.
East 64 Midland Avenue
Paramus, NJ  07652

Marc Wolfsohn (9)                                                      14,867                                       *
c/o Wireless Telecom Group, Inc.
East 64 Midland Avenue
Paramus, NJ  07652

All officers and directors                                            648,700                                      3.7%
as a group (7 persons) (10)

FMR Corp.                                                                   1,413,900                                8.2%
82 Devonshire Street
Boston, MA 02109 (11)

---------------------------
*        Less than one percent.

(1) Except as otherwise set forth in the footnotes below, all shares are beneficially owned, and the sole voting and investment power is held by the persons named.

(2) Based upon 17,204,307 shares of Common Stock outstanding as of April 30, 2002 and 659 stockholders as of April 30, 2002.

(3) Ownership consists of 75,000 shares of Common Stock and 266,333 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 30, 2002. Excludes an aggregate of 253,667 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of April 30, 2002.

(4) Ownership consists of 41,000 shares of Common Stock and 44,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 30, 2002. Excludes 40,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2002.

(5) Ownership consists of 12,000 shares of Common Stock and 60,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 30, 2002. Excludes 40,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2002.

(6) Ownership consists of 26,500 shares of Common Stock and 40,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 30, 2002. Excludes 40,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2002.

(7) Ownership includes 1,000 shares of Common Stock and 48,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 30, 2002. Excludes 32,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2002.

(8)      Ownership includes 20,000 shares of Common Stock.

(9) Ownership consists of 200 shares of Common Stock and 14,667 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 30, 2002. Excludes 45,333 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2002.

(10) Ownership consists of 175,700 shares of the Company's Common Stock and 473,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 30, 2002. Excludes 451,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2002.

(11) Based on information set forth in Schedule 13-G/A, dated December 31, 2001, filed with the Commission on February 14, 2002.


Director Compensation

         Director Fees. Directors who are not employees of the Company are compensated for their services according to a standard arrangement authorized by a resolution of the Board of Directors. Such directors are paid a retainer of $2,000 for each meeting of the Board of Directors attended by such director.

Director and Officer Liability

                  New Jersey's Business Corporation Act permits New Jersey corporations to include in their certificates of incorporation a provision eliminating or limiting the personal liability of directors and officers of the corporation for damages arising from certain breaches of fiduciary duty. The Company's Certificate of Incorporation includes a provision eliminating the personal liability of directors and officers to the Company and its stockholders for damages to the maximum extent permitted by New Jersey law, including exculpation for acts of omissions in violation of directors' and officers' fiduciary duties of care. Under current New Jersey law, liability is not eliminated in the case of a breach of a director's or officer's duty of loyalty (i.e., the duty to refrain from transactions involving improper conflicts of interest) to the Company or its stockholders, the failure to act in good faith, the knowing violation of law or the obtainment of an improper personal benefit.

The Company's Certificate of Incorporation does not have an effect on the availability of equitable remedies (such as an injunction or rescissions) for breach of fiduciary duty. However, as a practical matter, equitable remedies may not be available in particular circumstances. The Company also has in effect under a policy effective January 19, 2002, and expiring on April 1, 2003, insurance covering all of its directors and officers against certain liabilities and reimbursing the Company for obligations for which it occurs as a result of its indemnification of such directors, officers and employees.

Stock Option Plans:

1995 Plan

                  Under the Company's 1995 Incentive Stock Option Plan (the "Plan") options to purchase a maximum of 1,750,000 shares of Common Stock of the Company may be granted to officers and other key employees of the Company. Options granted under the Plan are intended to qualify as incentive stock options as defined in the Internal Revenue Code (the "Code").

                  The Plan is administered by the Stock Option Committee which is composed of two members of the Board up for election at the Meeting, Mr. Edward J. Garcia, the Company's President, Chairman of the Board and Chief Executive Officer; and Mr. Wilchek, a director. The purpose of the Plan is to ensure the retention of existing personnel and key employees, to attract experienced and competent individuals to the Company, to encourage proprietary interest in the Company, and to provide additional incentive by permitting such individuals to participate in the ownership of the Company. The criteria the Stock Option Committee uses in granting options pursuant to the Plan is consistent with these purposes.

                  Options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive option granted under the Plan to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. The aggregate fair market value, as of the date of grant, of the shares for which incentive options become exercisable for the first time by an optionee during the calendar year may not exceed $100,000.

                  Options granted under the Plan to officers or employees of the Company may be exercised only while the optionee is employed or retained by the Company or within 30 days of the date of termination of the employment relationship. However, options which are exercisable at the time of termination by reason of death or permanent disability of the optionee may be exercised within three (3) months of the date of termination of the employment relationship. Upon the exercise of an option, payment may be made by cash or by any other means that the Stock Option Committee determines. No option may be granted under the Plan after February 19, 2005 on which date the Plan will expire. Options may be granted only to such employees and officers of the Company as the Stock Option Committee shall select from time to time in its sole discretion, provided that only employees of the Company shall be eligible to receive incentive options.

                  The Stock Option Committee will, in its discretion, determine (subject to the terms of the Plan) who will be granted options, the time or times at which options shall be granted, and the number of shares subject to each option and the manner in which options may be exercised. In making such determination, consideration may be given to the value of the services rendered by the respective individuals, their present and potential contributions to the success of the Company and such other factors deemed relevant in accomplishing the purpose of the Plan.

                  Under the Plan, the optionee has none of the rights of a shareholder with respect to the shares issuable upon the exercise of the option until such shares shall be issued upon such exercise. No adjustment shall be made for dividends or distributions or other rights for which the record date is prior to the date of exercise, except as provided in the Plan. During the lifetime of the optionee, an option shall be exercisable only by the optionee. No option may be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of decent and distribution.

                  The Board of Directors may amend or terminate the Plan except that shareholder approval is required to effect a change so as to increase the aggregate number of shares that may be issued under the Plan (unless adjusted to reflect such changes as a result of a stock dividend, stock split, recapitalization, merger or consolidation of the Company), to modify the requirements as to eligibility to receive options, to increase materially the benefits accruing to participants or as otherwise may be required by Rule 16b-3, Section 422 or
Section 162(m) of the Code. No action taken by the Board may materially and adversely affect any outstanding option grant without the consent of the optionee.

Federal Tax Consequences:

                  Under current tax law, there are no Federal income tax consequences to either the employee or the Company on the grant of incentive options if granted under the terms set forth in the Plan. Incentive option holders incur no regular Federal income tax liability at the time of grant or upon exercise of such option, assuming that the optionee was an employee of the Company from the date the option was granted until 90 days before such exercise. However, upon exercise, the Spread must be added to regular Federal taxable income in computing the optionee's "alternative minimum tax" liability. An optionee's basis in the shares received on exercise of an incentive stock option will be the option price of such shares for regular income tax purposes. No deduction is allowable to the Company for Federal income tax purposes in connection with the grant or exercise of such option.

                  If the holder of shares acquired through exercise of an incentive option sells such shares within two years of the date of grant of such option or within one year from the date of exercise of such option (a "Disqualifying Disposition"), the optionee will realize income taxable at ordinary rates. Ordinary income is reportable during the year of such sale equal to the difference between the option price and the fair market value of the shares at the date the option is exercised, but the amount includable as ordinary income shall not exceed the excess, if any, of the proceeds of such sale over the option price. In addition to ordinary income, a Disqualifying Disposition may result in taxable income subject to capital gains treatment if the sales proceeds exceed the optionee's basis in the shares (i.e., the option price plus the amount includable as ordinary income). The amount of the optionee's taxable ordinary income will be deductible by the Company in the year of the Disqualifying Disposition.

                  At the time of sale of shares received upon exercise of an option (other than a Disqualifying Disposition of shares received upon the exercise of an incentive option), any gain or loss is long-term or short-term capital gain or loss, depending upon the holding period.

                  The foregoing is not intended to be an exhaustive analysis of the tax consequences relating to stock options issued under the Plan. For instance, the treatment of options under state and local tax laws, which is not described above, may differ from the treatment for Federal income tax purposes.

2000 Plan

         The 2000 Plan provides that options granted under such plan at the discretion of the Committee may become exercisable in such number of cumulative installments as the Committee may establish; provided, however, no option may be exercisable until at least six months and one day from the date of grant. However, in the case of Incentive Stock Options ("ISOs"), the exercise price shall be no less than the fair market value of the Company's Common Stock on the date of grant (110% in the case of stockholders owning more than 10% of the Company's voting securities), and shall expire no later than the tenth (10th) anniversary of the date of grant (the fifth (5th) anniversary in the case of stockholders owning more than 10% of the Company's voting securities). Generally, ISOs, to the extent such options are vested, may be exercised within a period of (i) ninety (90) days in the event an optionee ceases to be an employee of the Company, (ii) three (3) months if the optionee dies while in the employ of the Company and (iii) one (1) year if the optionee becomes disabled within the meaning of Section 22(e)(3) of the Code. Generally, Non-Qualified Stock Options ("NQSOs"), to the extent such options are vested, will expire immediately upon the termination of the optionee's employment with the Company; provided, however, such termination is for cause or is otherwise attributable to a breach by the optionee of an employment or confidentiality or not-disclosure agreement. Notwithstanding, an NQSO, to the extent such options are vested, will be exercisable within a period of (i) three (3) months if the optionee dies while in the employ of the Company and (ii) one (1) year if the optionee becomes disabled within the meaning of Section 22(e)(3) of the Code. Pursuant to the 2000 Plan and in compliance with the Code, to the extent that the aggregate fair market value, determined by the date or dates of grant, for which ISOs are first exercisable by an optionee during any calendar year exceeds $100,000, such options shall be treated as NQSOs.

Federal Tax Consequences

         The following is a summary of the U.S. federal income tax consequences that generally will arise with respect to options granted pursuant to the 2000 Plan and with respect to the shares of Common Stock of the Company issuable upon the exercise thereof.

ISOs.

         In general, an optionee will not recognize regular income upon the grant or exercise of an ISO. The basis of shares transferred to an optionee pursuant to the exercise of an ISO is the price paid for such shares (i.e., the exercise price). Instead, an optionee will recognize taxable income upon the sale of Common Stock issuable upon the exercise of an ISO. Notwithstanding, the exercise of an ISO may subject the optionee to the alternative minimum tax.

         In general, the tax consequences of selling Common Stock issuable upon the exercise of an ISO will vary with the length of time that the optionee holds such Common Stock prior to such sale. An optionee will recognize long-term capital gain or loss equal to the difference between the sale price of the Common Stock and the exercise price if the optionee sells the Common Stock after having had owned it for at least (i) two (2) years from the date the option was granted (the "Grant Date") and (ii) one (1) year from the date the option was exercised (the "Exercise Date").

         However, an optionee will recognize ordinary compensation income and capital gain (if the sale price is greater than exercise price) or loss (if the sale price is less than the exercise price), if the optionee sells the Common Stock issuable upon the exercise of an ISO prior to having had owned it for less than (i) two (2) years from the Grant Date and (ii) one (1) year from the Exercise Date. The capital gain or loss will be treated as long-term capital gain or loss if the optionee has held the Common Stock for more than one (1) year prior to the date of sale.

NQSOs.

         As in the case of ISOs, an optionee will recognize no income tax upon the grant of an NQSO. Unlike an ISO, however, an optionee exercising an NQSO will recognize ordinary income tax equal to the excess of the fair market value of the Company's Common Stock on the Exercise Date over the exercise price.

         With respect to the Common Stock issuable upon the exercise of an NQSO, a optionee generally will have a tax basis equal to the fair market value of the stock on the Exercise Date. Upon the subsequent sale of Common Stock issuable upon the exercise of an NQSO, an optionee will recognize a capital gain or loss, assuming the stock was a capital asset in the optionee's hands, equal to the difference between the tax basis of the Common Stock and the amount realized upon disposition; provided, however, that the optionee has owned the Common Stock for a period of one (1) year.

Tax Consequences to the Company

         The grant of ISOs and NQSOs under the 2000 Plan will have no tax consequences to the Company. Furthermore, in the case of ISOs, the Company will not experience any tax consequences relating to the exercise of ISOs granted under the 2000 Plan nor the exercise thereof. Notwithstanding, the Company generally will be entitled to a business-expense deduction with respect to any ordinary compensation income, including a Disqualifying Disposition or a Section 83(b) Election, upon the exercise of an NQSO; provided, however, that such deduction will be subject to the limitation of Section 162(m) promulgated under the Code.

Item 13.  Certain Relationships and Related Transactions

            In January 2002, Galeg LLC received a fee of $140,000 payable for its services in locating and assisting in the negotiations for the acquisition of Microlab/FXR. Gary Simonyan and certain other family members of his are partners in Galeg LLC. At the time Galeg LLC received its fee, Gary Simonyan was not a member of the Board of Directors nor an executive of the Company.

                               S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WIRELESS TELECOM GROUP, INC.

                                        /s/ Edward Garcia
                                        -----------------------------------
Date: April 30, 2002              By: Edward Garcia, Chairman of the
                                        Board, Chief Executive Officer