Form 10-Q
period 2002-03-31
WIRELESS TELECOM GROUP INC
filed 2002-05-14
CIK 878828

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                                For Quarter Ended

                                 March 31, 2002
                                 --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934


          For the transition period from ____________ to ____________


                             Commission file number

                                     1-11916
                                     -------

                          WIRELESS TELECOM GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                     22-2582295
-------------------------------------                       -----------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

         East 64 Midland Avenue
          Paramus, New Jersey                                  07652
--------------------------------------------                   ------
(Address of principal executive offices)                     (Zip Code)


                                 (201) 261-8797
       -------------------------------------------------------------------
               Registrant's telephone number, including area code


    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock - Par Value $.01                                    17,204,307
-----------------------------                                 ------------------
          Class                                               Outstanding Shares
                                                              At April 26, 2002


                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents



PART I.  FINANCIAL INFORMATION                                                                         Page(s)

             Item 1 -- Condensed Consolidated Financial Statements:

                    Condensed Balance Sheets as of March 31, 2002
                               (unaudited) and December 31, 2001                                             3

                       Condensed Statements of Operations for the Three
                         Months Ended March 31, 2002 and 2001 (unaudited)                                    4

                       Condensed Statements of Cash Flows for the Three
                         Months Ended March 31, 2002 and 2001 (unaudited)                                    5

                       Notes to Interim Condensed Financial Statements (unaudited)                       6 - 7

             Item 2 -- Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                        8 - 10

PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                                                     11

             Item 2 -- Changes in Securities                                                                 11

             Item 3 -- Defaults upon Senior Securities                                                       11

             Item 4 -- Submission of Matters to a Vote of Security Holders                                   11

             Item 5 -- Other Information                                                                     11

             Item 6 -- Exhibits and Reports on Form 8-K                                                      11

    Signatures                                                                                               12

    Exhibit 11.1                                                                                             13


                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                    -ASSETS-

                                                                               MARCH 31,       DECEMBER 31,
                                                                                 2002              2001
                                                                              -----------     -----------
                                                                              (unaudited)


CURRENT ASSETS:
 Cash and cash equivalents                                                    $14,617,505     $15,138,640
 Accounts receivable -- net of allowance for doubtful accounts of
  $170,378 and $113,950, respectively                                           3,358,570       2,867,538
 Inventories                                                                    6,194,269       6,316,085
 Current portion of deferred tax benefit                                          140,000         140,000
 Prepaid expenses and other current assets                                        549,376         476,454
                                                                              -----------     -----------
TOTAL CURRENT ASSETS                                                           24,859,720      24,938,717
                                                                              -----------     -----------

PROPERTY, PLANT AND EQUIPMENT - NET                                             5,572,896       5,499,540
                                                                              -----------     -----------

OTHER ASSETS:
 Goodwill                                                                       1,351,392       1,351,392
 Deferred tax benefit                                                             364,927         364,927
 Other assets                                                                     743,675         750,682
                                                                              -----------     -----------
TOTAL OTHER ASSETS                                                              2,459,994       2,467,001
                                                                              -----------     -----------

TOTAL ASSETS                                                                  $32,892,610     $32,905,258
                                                                              ===========     ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
 Accounts payable                                                                $687,936        $660,249
 Accrued expenses and other current liabilities                                   519,056         760,868
 Current portion of mortgage payable                                               35,346          34,686
 Income taxes payable                                                             292,050         164,650
                                                                              -----------     -----------
TOTAL CURRENT LIABILITIES                                                       1,534,388       1,620,453
                                                                              -----------     -----------

LONG TERM LIABILITIES:
 Mortgage payable                                                               3,157,522       3,166,609
 Other long term liabilities                                                         --            11,096
                                                                              -----------     -----------
TOTAL LONG TERM LIABILITIES                                                     3,157,522       3,177,705
                                                                              -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 3):
 Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued           --              --
 Common stock, $.01 par value, 75,000,000 shares authorized,
  19,865,707 and 19,807,677 shares issued, in 2002 and 2001, respectively         198,657         198,077
 Additional paid-in-capital                                                    12,896,249      12,792,657
 Retained earnings                                                             22,004,870      21,979,416
 Treasury stock at cost, -- 2,666,400 and 2,654,400, shares in 2002
  and 2001, respectively                                                       (6,899,076)     (6,863,050)
                                                                              -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                                                     28,200,700      28,107,100
                                                                              -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $32,892,610     $32,905,258
                                                                              ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                       For the Three Months
                                                         Ended March 31,
                                                    ---------------------------
                                                      2002             2001
                                                      ----             ----
NET SALES                                           $5,082,312       $5,779,552
                                                    ----------       ----------
COSTS AND EXPENSES:
 Cost of sales                                       2,837,892        2,604,625
 Operating expenses                                  1,642,048        1,460,463
 Interest and other income                             (67,954)        (309,626)
 Interest expense                                       64,899           61,556
                                                    ----------       ----------

TOTAL COSTS AND EXPENSES                             4,476,885        3,817,018
                                                    ----------       ----------

INCOME BEFORE INCOME TAXES                             605,427        1,962,534

PROVISION FOR INCOME TAXES                             236,775          738,659
                                                    ----------       ----------

NET INCOME                                          $  368,652       $1,223,875
                                                    ==========       ==========

NET INCOME PER COMMON
SHARE (Note 2):

  BASIC                                             $     0.02       $     0.07
                                                    ==========       ==========
  DILUTED                                           $     0.02       $     0.07
                                                    ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                 For the Three Months
                                                                    Ended March 31,
                                                             ---------------------------
                                                                 2002             2001
                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $   368,652     $ 1,223,875
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                  115,756          96,109
  Provision for losses on accounts receivable                      6,428          59,586
  Loss on disposal of fixed assets                                   483             488
  Other income                                                   (11,096)           --
 Changes in assets and liabilities:
  (Increase) in accounts receivable                             (497,459)       (644,582)
  Decrease (increase) in inventories                             121,816        (328,792)
  (Increase) in prepaid expenses and other current assets        (63,548)        (73,220)
  (Decrease) in accounts payable and accrued expenses           (214,123)        (37,857)
  Increase in income taxes payable                               127,400            --
                                                             -----------     -----------
    Net cash (used for) provided by operating activities         (45,691)        295,607
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (189,598)        (20,057)
  Proceeds from sale of fixed assets                                --               900
  Increase in real estate escrow                                  (2,368)         (2,368)
                                                             -----------     -----------
    Net cash (used for) investing activities                    (191,966)        (21,525)
                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of mortgage note                                       (8,427)         (7,816)
  Acquisition of treasury stock                                  (36,025)     (2,667,055)
  Cash dividends paid                                           (343,198)           --
  Proceeds from exercise of stock options/warrants               104,172             188
                                                             -----------     -----------
    Net cash (used for) financing activities                    (283,478)     (2,674,683)
                                                             -----------     -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                     (521,135)     (2,400,601)

  Cash and cash equivalents, at beginning of year             15,138,640      21,451,256
                                                             -----------     -----------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                $14,617,505     $19,050,655
                                                             ===========     ===========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for:
    Taxes                                                    $    32,000     $   360,480
    Interest                                                 $    60,456     $    61,067



   The accompanying notes are an integral part of these financial statements.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

       The condensed, consolidated balance sheet as of March 31, 2002 and the condensed, consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc.

       In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented.

       The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein, since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

       The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

       On December 21, 2001, the Company acquired Microlab/FXR, a private entity, for the net purchase price of $3,800,000. The acquisition of Microlab/FXR was recorded under the purchase method of accounting for financial statement purposes. Microlab/FXR's Balance Sheets are included in the Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001. Microlab/FXR's results of operations and cash flows for the three months ended March 31, 2002 are included in the Condensed Consolidated Statements of Operations and Cash Flows, but their results of operations and cash flows for the three months ended March 31, 2001 are not included.

       The following pro forma results were developed assuming the acquisition had occurred on January 1, 2001. Intercompany transactions would have been eliminated had there been any, but there were none.


            Unaudited Pro Forma Information for the Three Months
                            Ended March 31, 2001

Net Sales                                    $7,770,232

Net Income                                   $1,346,707

Earnings Per Share:
      Basic                                  $0.07
      Diluted                                $0.07



          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Continued)


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


NOTE 3 - SHAREHOLDERS' EQUITY

       During the three months ended March 31, 2002, the Company repurchased 12,000 shares of its common stock, pursuant to a stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

       Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. During calendar 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

       The following table presents pro forma net income and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

              Unaudited Pro Forma Information for the Three Months
                              Ended March 31, 2001

Reported net income                                                $1,223,875
Add back: goodwill amortization, net of tax                            26,000
                                                                   ----------

         Pro forma net income                                      $1,249,875
                                                                   ==========

Reported earnings per share - basic                                     $0.07

SFAS No. 142 effect, net of tax                                            --
                                                                        -----

         Pro forma earnings per share - basic                           $0.07
                                                                        =====


Reported earnings per share - diluted                                   $0.07

SFAS No. 142 effect, net of tax                                            --
                                                                        -----

         Pro forma earnings per share - diluted                         $0.07
                                                                        =====


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc., and its operating subsidiaries Boonton Electronics Corporation and Microlab/FXR (collectively, the "Company"), develop, manufacture and market a wide variety of electronic noise sources and electronic testing and measuring instruments including power meters, voltmeters and modulation meters. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

On December 21, 2001, the Company acquired Microlab/FXR. The acquisition of Microlab/FXR was recorded under the purchase method of accounting for financial statement purposes. Microlab/FXR designs and manufactures high-power, passive microwave components for the wireless infrastructure market and for other commercial, aerospace and military markets. The Company's products are used in microwave systems, Universal Mobile Telecommunications Systems (UMTS), Personal Communications Service (PCS) and cellular communications base stations, television transmitters, avionic systems and medical electronics. Microlab/FXR is one of the leaders in serving the needs of the in-building distributed antenna system market, which facilitates seamless wireless coverage throughout the insides of buildings and building complexes.

On July 7, 2000, Wireless Telecom Group, Inc. and Boonton Electronics Corp. closed on a merger under an agreement dated March 2, 2000. A newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton, a public entity. The merger was accounted for as a pooling of interests and accordingly, all periods prior to the merger were restated to include the results of operations and cash flows of Boonton.

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of March 31, 2002 and as of December 31, 2001 (ii) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2002 and 2001 and (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2002 and 2001.

Microlab/FXR's Balance Sheets are included in the Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001. Microlab/FXR's results of operations and cash flows for the three months ended March 31, 2002 are included in the Condensed Consolidated Statements of Operations and Cash Flows, but their results of operations and cash flows for the three months ended March 31, 2001 are not included.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


For the three months ended March 31, 2002 as compared to the corresponding period of the previous year, net sales decreased to $5,082,000 from $5,780,000, a decrease of $698,000 or 12.1%. The decrease for the quarter ended March 31, 2002 is reflective of an overall softness in the wireless telecommunications and power meter markets, despite the inclusion of Microlab/FXR's sales in the first quarter of 2002 of $1,702,000.

The Company's gross profit on net sales for the quarter ended March 31, 2002 was $2,244,000 or 44.2% as compared to $3,175,000 or 54.9% for the three months ended March 31, 2001. The nature of Microlab's products and markets have historically commanded a lower gross profit percentage. As Microlab is a new addition to the Company's operations for 2002, the Company's overall gross margins will be lower than past reports. Additionally, the mixture and volume of products, which shipped in the first quarter of 2002, had lower gross profit percentages than those of the first quarter of 2001. The Company continues to rigidly monitor costs associated with material purchases, manufacturing and production.

Operating expenses for the three months ended March 31, 2002 were $1,642,000 or 32.3% of net sales as compared to $1,460,000 or 25.3% of net sales for the three months ended March 31, 2001.

For the three months ended March 31, 2002 as compared to the same period of the prior year, operating expenses increased in dollars by $182,000. This increase is primarily due to the additional expenses incurred by Microlab/FXR as a new subsidiary of Wireless Telecom Group, Inc. in 2002. Additionally, sales and marketing and research and development expenses increased in 2002 as compared to the same period in 2001. These increases were partially offset by the elimination of goodwill amortization in 2002 and a reduction of bad debt expense.

Interest and other income decreased by $242,000 for the three months ended March 31, 2002. This decrease was primarily due to lower investment balances and interest rates on short-term investments in 2002. Interest expense increased by $3,000 for the three months ended March 31, 2002.

Net income decreased to $369,000, or $.02 per share (diluted), for the three months ended March 31, 2002 as compared to $1,224,000, or $.07 per share (diluted) for the three months ended March 31, 2001. The explanation of these changes can be derived from the analysis given above of operations for the three month periods ending March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital increased by $7,000 to $23,325,000 at March 31, 2002, from $23,318,000 at December 31, 2001. At March 31, 2002 the Company had a current ratio of 16.2 to 1, and a ratio of debt to net worth of .17 to 1. At December 31, 2001 the Company had a current ratio of 15.4 to 1, and a ratio of debt to net worth of .17 to 1.

The Company used cash for operations of $46,000 for the three month period ending March 31, 2002. This use was primarily due to an increase in accounts receivable of $497,000, a decrease in accounts payable and accrued expenses of $214,000, partially offset by net income of $369,000.

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

Net cash provided by operating activities for the comparable period in 2001 was $296,000. Cash provided by net income of $1,224,000 was partially offset by increases in accounts receivable of $645,000 and inventories of $329,000.

Net cash used for investing activities for the three months ended March 31, 2002 was $192,000. The primary use of these funds was capital expenditures of $190,000. For the three months ended March 31, 2001, net cash used for investing activities was $22,000. The primary use of these funds was capital expenditures.

Net cash used for financing activities for the three months ended March 31, 2002 was $283,000. The primary use of these funds was for the payment of dividends of $343,000, partially offset by the proceeds from the exercise of stock options of $104,000. Net cash used for financing activities in the same period of 2001 was $2,675,000. The primary use of these funds was the acquisition of treasury stock in the amount of $2,667,000.

The Company believes that its financial resources from working capital provided by operations are adequate to meet current requirements.

INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

CRITICAL ACCOUNTING POLICIES

The Company has provided, through its Notes to Interim Condensed Consolidated Financial Statements above and the Notes to Consolidated Financial Statements included in its annual report on Form 10-K previously filed and incorporated herein by reference, all significant information addressing the accounting measurements that would have a material impact on the reported financial statements. The policies used, including accounting for uncollectible accounts under the allowance method and valuing raw material inventories at the lower of cost (first-in, first-out method) or market, are policies that the Company has used for many years and believes to be the appropriate methods for our business and in our industry. The Company continues to apply these policies fairly and consistently.

National and global economic market conditions continue to present challenges to the technology sector, to our customers and to our Company. Despite some appearances that the markets for our products may be stabilizing, visibility remains difficult, as does their impact on our future sales and earnings.

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



                                   WIRELESS TELECOM GROUP, INC.
                                   ----------------------------
                                   (Registrant)


Date:  May 13, 2002                /S/Edward Garcia
                                   --------------------------------------------
                                   Edward Garcia
                                   Chairman and Chief Executive Officer



Date:  May 13, 2002                /S/Marc Wolfsohn
                                   --------------------------------------------
                                   Marc Wolfsohn
                                   Chief Financial Officer