Form 10-Q
period 2002-06-30
WIRELESS TELECOM GROUP INC
filed 2002-08-14
CIK 878828

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For Quarter Ended

                                  June 30, 2002
                                  -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                     ---------      -------


                             Commission file number

                                     1-11916
                                     -------
                          WIRELESS TELECOM GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


             New Jersey                                         22-2582295
-------------------------------------                           ----------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

         East 64 Midland Avenue
          Paramus, New Jersey                                      07652
-----------------------------------------                          ------
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

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                   ----
              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                              17,061,178
------------------------------                      --------------------------
                  Class                                Outstanding Shares
                                                        At July 31, 2002

                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents



PART I.  FINANCIAL INFORMATION                                                        Page(s)

             Item 1 -- Consolidated Financial Statements:

                    Condensed Balance Sheets as of June 30, 2002
                       (unaudited) and December 31, 2001                                   3

                    Condensed Statements of Operations for the Three and Six
                        Months Ended June 30, 2002 and 2001 (unaudited)                    4

                    Condensed Statements of Cash Flows for the Six
                        Months Ended June 30, 2002 and 2001 (unaudited)                    5

                    Notes to Interim Condensed Financial Statements (unaudited)        6 - 8

             Item 2 -- Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                          8 - 11

PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                                  12

             Item 2 -- Changes in Securities                                              12

             Item 3 -- Defaults upon Senior Securities                                    12

             Item 4 -- Submission of Matters to a Vote of Security Holders                12

             Item 5 -- Other Information                                                  12

             Item 6 -- Exhibits and Reports on Form 8-K                                   12

Signatures                                                                                13

Exhibit 11.1                                                                              14

Exhibit 99.1                                                                              15

Exhibit 99.2                                                                              16


                         PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -


                                                                                  JUNE 30,    DECEMBER 31,
                                                                                   2002          2001
                                                                               ------------   -----------
                                                                               (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 15,131,974    $ 15,138,640
   Accounts receivable -- net of allowance for doubtful accounts of
     $199,666 and $113,950 for 2002 and 2001, respectively                        3,109,395       2,867,538
   Inventories                                                                    5,961,602       6,316,085
   Current portion of deferred tax asset                                            113,880         140,000
   Prepaid expenses and other current assets                                        355,426         476,454
                                                                               ------------    ------------
TOTAL CURRENT ASSETS                                                             24,672,277      24,938,717
                                                                               ------------    ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                               5,560,900       5,499,540
                                                                               ------------    ------------

OTHER ASSETS:
   Goodwill (Note 4)                                                              1,351,392       1,351,392
   Deferred tax asset                                                               307,987         364,927
   Other assets                                                                     736,668         750,682
                                                                               ------------    ------------
TOTAL OTHER ASSETS                                                                2,396,047       2,467,001
                                                                               ------------    ------------

TOTAL ASSETS                                                                   $ 32,629,224    $ 32,905,258
                                                                               ============    ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                            $    540,815    $    660,249
   Accrued expenses and other current liabilities                                   598,451         760,868
   Current portion of mortgage payable                                               36,018          34,686
   Income taxes payable                                                             142,106         164,650
                                                                               ------------    ------------
TOTAL CURRENT LIABILITIES                                                         1,317,390       1,620,453
                                                                               ------------    ------------

LONG TERM LIABILITIES:
   Mortgage payable                                                               3,148,261       3,166,609
   Other long term liabilities                                                         --            11,096
                                                                               ------------    ------------
TOTAL LONG TERM LIABILITIES                                                       3,148,261       3,177,705
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 3):
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                       --              --
   Common stock, $.01 par value, 75,000,000 shares authorized,
     19,875,378 and 19,807,677 shares issued, in 2002 and 2001, respectively        198,754         198,077
   Additional paid-in-capital                                                    12,904,589      12,792,657
   Retained earnings                                                             22,196,298      21,979,416
   Treasury stock at cost, - 2,767,800 and 2,654,400, in 2002 and 2001,
     respectively                                                                (7,136,068)     (6,863,050)
                                                                               ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                                       28,163,573      28,107,100
                                                                               ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 32,629,224    $ 32,905,258
                                                                               ============    ============


                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                   For the Three Months              For the Six Months
                                      Ended June 30,                    Ended June 30,
                               ----------------------------    ------------------ ---------
                                   2002            2001            2002            2001
                                   ----            ----            ----            ----

NET SALES                      $  5,540,891    $  5,335,268    $ 10,623,203    $ 11,114,820
                               ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Cost of sales                  2,912,845       2,610,069       5,750,737       5,214,694
   Operating expenses             1,748,574       1,507,938       3,390,622       2,968,401
   Interest and other income        (52,715)       (228,180)       (120,669)       (537,806)
   Interest expense                  60,295          60,919         125,194         122,475
                               ------------    ------------    ------------    ------------

TOTAL COSTS AND EXPENSES          4,668,999       3,950,746       9,145,884       7,767,764
                               ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES          871,892       1,384,522       1,477,319       3,347,056

PROVISION FOR INCOME TAXES          336,026         511,838         572,801       1,250,497
                               ------------    ------------    ------------    ------------

NET INCOME                     $    535,866    $    872,684    $    904,518    $  2,096,559
                               ============    ============    ============    ============

NET INCOME PER COMMON
SHARE (Note 2):

    BASIC                      $       0.03    $       0.05    $       0.05    $       0.12
                               ============    ============    ============    ============

    DILUTED                    $       0.03    $       0.05    $       0.05    $       0.11
                               ============    ============    ============    ============


                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                             For the Six Months
                                                                                Ended June 30,
                                                                       ---------------------------------
                                                                            2002                2001
                                                                            ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $   904,518         $ 2,096,559
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                           236,631             250,988
    Provision for losses on accounts receivable                              85,716              61,363
    Deferred income taxes                                                    83,060                   -
    Other income                                                            (11,096)            (33,336)
  Changes in assets and liabilities:
    (Increase) in accounts receivable                                      (327,573)            (62,062)
    Decrease (increase) in inventories                                      354,483            (238,123)
    Decrease (increase) in prepaid expenses and other current assets        140,264            (418,398)
    (Decrease) in accounts payable and accrued expenses                    (281,852)           (663,008)
    (Decrease) increase in income taxes payable                             (22,544)            484,004
                                                                       ------------         -----------
      Net cash provided by operating activities                           1,161,607           1,477,987
                                                                       -------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                   (298,476)           (186,729)
    Proceeds from sale of fixed assets                                            -              22,720
    Increase in real estate escrow                                           (4,736)             (4,736)
                                                                       ------------         -----------
      Net cash (used for) investing activities                             (303,212)           (168,745)
                                                                       ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                               (17,016)            (15,781)
    Acquisition of treasury stock                                          (273,018)         (3,239,807)
    Cash dividends paid                                                    (687,636)                  -
    Proceeds from exercise of stock options                                 112,609               9,469
                                                                       ------------         -----------
      Net cash (used for) financing activities                             (865,061)         (3,246,119)
                                                                       ------------         -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (6,666)         (1,936,877)

  Cash and cash equivalents, at beginning of year                        15,138,640          21,451,256
                                                                       ------------        ------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                          $ 15,131,974        $ 19,514,379
                                                                       ============        ============

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
          Taxes                                                        $    189,480        $  1,105,480

          Interest                                                     $    120,751        $    121,986

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed, consolidated balance sheet as of June 30, 2002 and the condensed, consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001 and the condensed, consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc.

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

     The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

     On December 21, 2001, the Company acquired Microlab/FXR, a private entity, for the net purchase price of $3,800,000. The acquisition of Microlab/FXR was recorded under the purchase method of accounting for financial statement purposes. Microlab/FXR's Balance Sheets are included in the Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001. Microlab/FXR's results of operations for the three and six month periods ended June 30, 2002 and cash flows for the six months ended June 30, 2002 are included in the Condensed Consolidated Statements of Operations and Cash Flows, but their results of operations for the three and six month periods ended June 30, 2001 and cash flows for the six months ended June 30, 2001 are not included.

     The following pro forma results were developed assuming the acquisition had occurred on January 1, 2001. Intercompany transactions would have been eliminated had there been any, but there were none.

          Unaudited Pro Forma Information for the Three and Six Months
                               Ended June 30, 2001

                          Three Months    Six Months
                          ------------   -----------
     Net Sales             $6,968,268   $14,738,500

     Net Income            $  927,684   $ 2,274,391

     Earnings Per Share:
          Basic            $.05          $.13
          Diluted          $.05          $.12

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - INCOME PER COMMON SHARE

     Income per common share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during each period as promulgated in SFAS 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement.

NOTE 3 - SHAREHOLDERS' EQUITY

     During the six months ended June 30, 2002, the Company repurchased 113,400 shares (101,400 shares for the quarter ended June 30, 2002) of its common stock, pursuant to a stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001.

NOTE 4 -  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. During the quarter ending June 30, 2002, the Company, through the assistance of an independent valuation company, performed the first of the required impairment tests of goodwill as of January 1, 2002. The results of this valuation showed that there was in fact no impairment of the Company's goodwill. Pursuant to SFAS No. 142, goodwill cannot be written up, even if the value has increased. Since there was no impairment of the goodwill, there is no effect of this test on the earnings and financial position of the Company for the three and six month periods ended June 30, 2002. Additional testing will be done at the end of this year and each year going forward to continue to test for impairment of goodwill.

     The following table presents pro forma net income and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

          Unaudited Pro Forma Information for the Three and Six Months
                               Ended June 30, 2001

                                                    Three Months  Six Months
                                                    ------------  ----------
     Reported net income                             $  872,684   $2,096,559
     Add back: goodwill amortization, net of tax         26,000       52,000
                                                     ----------   ----------

              Pro forma net income                   $  898,684   $2,148,559
                                                     ==========   ==========

     Reported earnings per share - basic                   $.05         $.12
     SFAS No. 142 effect, net of tax                        --            --
                                                     ----------   ----------

              Pro forma earnings per share - basic         $.05         $.12
                                                     ==========   ==========

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                              Three Months       Six Months
                                                              -------------     -----------
Reported earnings per share - diluted                               $.05           $.12
SFAS No. 142 effect, net of tax                                      --              --
                                                                    ----           ----
         Pro forma earnings per share - diluted                     $.05           $.12
                                                                    ====           ====


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

On July 7, 2000, Wireless Telecom Group, Inc. and Boonton Electronics Corp. closed on a merger under an agreement dated March 2, 2000. A newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton, a public entity, in a transaction accounted for as a pooling of interests.

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of June 30, 2002 and as of December 31, 2001 (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2002 and 2001 and (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and 2001.

Microlab/FXR's Balance Sheets are included in the Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001. Microlab/FXR's results of operations for the three and six months ended June 30, 2002 and cash flows for the six months ended June 30, 2002 are included in the Condensed Consolidated Statements of Operations and Cash Flows respectively, but their results of operations and cash flows for the respective three and six month periods ended June 30, 2001 are not included.

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

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001. Microlab/FXR's results of operations are included in Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002, but not for the three and six months ended June 30, 2001.

For the six months ended June 30, 2002 as compared to the corresponding period of the previous year, net sales decreased to $10,623,000 from $11,115,000, a decrease of $492,000 or 4.4%. For the quarter ended June 30, 2002 as compared to the corresponding quarter of the previous year, net sales increased to $5,541,000 from $5,335,000, an increase of $206,000 or 3.9%. The decrease for the six months ended June 30, 2002 is reflective of an overall softness in the wireless telecommunications and power meter markets, despite the inclusion of Microlab/FXR's sales of $3,800,000. The increase for the quarter ended June 30, 2002 is reflective of additional Microlab/FXR revenue of $2,100,000.

The Company's gross profit on net sales for the six months ended June 30, 2002 was $4,872,000 or 45.9% as compared to $5,900,000 or 53.1% for the six months ended June 30, 2001. Gross profit on net sales for the quarter ended June 30, 2002 was $2,628,000 or 47.4% as compared to $2,725,000 or 51.1% for the three months ended June 30, 2001. For the six months and three months ended June 30, 2002, Microlab/FXR contributed $1,356,000 and $825,000, respectively, of gross profit to the Company. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the six months ended June 30, 2002 were $3,391,000 or 31.9% of net sales as compared to $2,968,000 or 26.7% of net sales for the six months ended June 30, 2001. Operating expenses for the quarter ended June 30, 2002 were $1,749,000 or 31.6% of net sales as compared to $1,508,000 or 28.3% of net sales for the quarter ended June 30, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the three and six months ended June 30, 2002 as compared to the same period of the prior year, operating expenses increased in dollars by $241,000 and $423,000, respectively. These increases are virtually all due to the additional expenses incurred by Microlab/FXR ($387,000 for the three months ended June 30, 2002 and $746,000 for the six months ended June 30, 2002) as a new subsidiary of Wireless Telecom Group, Inc. in 2002. These increases were partially offset by the elimination of goodwill amortization in 2002 and decreases in sales commissions, advertising expenses and professional fees.

Interest and other income decreased by $417,000 for the six months ended June 30, 2002 and by $175,000 for the quarter ended June 30, 2002. These decreases were primarily due to declining interest rates on short-term investments in 2002.

Net income decreased to $905,000, or $.05 per share (diluted), for the six months ended June 30, 2002 as compared to $2,097,000, or $.11 per share (diluted) for the six months ended June 30, 2001.

The Company realized net income for the quarter ended June 30, 2002 of $536,000 or $.03 per share (diluted) as compared to net income of $873,000 or $.05 per share (diluted) for the three months ended June 30, 2001. The explanation of these changes can be derived from the analysis given above of operations for the three and six month periods ending June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $37,000 to $23,355,000 at June 30, 2002, from $23,318,000 at December 31, 2001. At June 30, 2002 the Company
had a current ratio of 18.7 to 1, and a ratio of debt to net worth of .16 to 1. At December 31, 2001 the Company had a current ratio of 15.4 to 1, and a ratio of debt to net worth of .17 to 1. Microlab/FXR's cash flows are included in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002, but not for the six months ended June 30, 2001.

The Company realized cash provided by operations of $1,162,000 for the six month period ending June 30, 2002. This increase was primarily due to cash provided by net income of $905,000 and a decrease in inventories of $354,000, offset by an increase in accounts receivable of $328,000 and a decrease in accounts payable and accrued expenses of $282,000. For the six month period ending June 30, 2002, Microlab/FXR's inventory decreased by $175,000 and accounts receivable increased by $400,000.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

Operating activities provided $1,478,000 in cash flows for the comparable period in 2001. Cash provided by net income of $2,097,000 was offset by a decrease in accounts payable and accrued expenses of $663,000, an increase in prepaid expenses and other current assets of $418,000 and an increase in inventories of $238,000.

Net cash used for investing activities for the six months ended June 30, 2002 was $303,000. The primary use of these funds was capital expenditures of $298,000. For the six months ended June 30, 2001, net cash used for investing activities was $169,000. The primary use of these funds was capital expenditures of $187,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash used for financing activities for the six months ended June 30, 2002 was $865,000. The primary use of these funds was for dividends paid in the amount of $688,000. Net cash used for financing activities in the same period of 2001 was $3,246,000. The primary use of these funds was for the acquisition of treasury stock in the amount of $3,240,000.

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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         The Company is not aware of any material legal proceeding against the Company or in which any of their property is subject.

Item 2. CHANGES IN SECURITIES

         None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Registrant held its Annual Meeting of Stockholders on June 28, 2002. The following proposal was adopted by the votes indicated.

         (b) (c) (1) Seven directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2003. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

          NAME                               VOTES FOR     VOTES WITHHELD

          Edward J. Garcia                   15,328,767               797,083
          John Wilchek                       15,328,067               797,783
          Demir Richard Eden                 15,328,767               797,083
          Franklin H. Blecher                15,328,767               797,083
          Henry L. Bachman                   15,324,767               801,083
          Karabet "Gary" Simonyan            15,328,767               797,083
          Michael Manza                      15,323,807               802,043


Item 5. OTHER INFORMATION

         None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         11.1 Computation of per share earnings
         99.1 Certification pursuant to 18 U.S.C. section 1350
         99.2 Certification pursuant to 18 U.S.C. section 1350

    (b)  Reports on Form 8-K:

         None.

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



                                          WIRELESS TELECOM GROUP, INC.
                                          ----------------------------
                                          (Registrant)


Date:  August 13, 2002                    /s/  Edward Garcia
                                          -----------------------------
                                          Edward Garcia
                                          Chairman and Chief Executive Officer



Date:  August 13, 2002                     /s/  Marc Wolfsohn
                                           --------------------------------
                                           Marc Wolfsohn
                                           Chief Financial Officer

                          STATEMENT OF DIFFERENCES

The section symbol shall be expressed as....................................'SS'