Form 10-Q
period 2002-09-30
WIRELESS TELECOM GROUP INC
filed 2002-11-14
CIK 878828

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                For Quarter Ended

                               September 30, 2002

[  ] TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF  THE SECURITIES
     EXCHANGE ACT OF 1934


     For the transition period from_____ to ______


                             Commission file number

                                     1-11916

                          WIRELESS TELECOM GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


             New Jersey                                       22-2582295
   -------------------------------                        -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                          Identification No.)

               25 Eastmans Road
          Parsippany , New Jersey                              07054
----------------------------------------                   ---------------
(Address of principal executive offices)                     (Zip Code)

                                 (201) 261-8797
               --------------------------------------------------
               Registrant's telephone number, including area code

                    East 64 Midland Avenue, Paramus, NJ 07652
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                          16,909,878
------------------------------                        ------------------
        Class                                         Outstanding Shares
                                                      At November 5, 2002



                                                     WIRELESS TELECOM GROUP, INC.


                                                           Table of Contents



PART I.  FINANCIAL INFORMATION                                                                                          Page(s)

             Item 1 -- Consolidated Financial Statements:

                    Condensed Balance Sheets as of September 30, 2002
                               (unaudited) and December 31, 2001                                                         3

                       Condensed Statements of Operations for the Three and Nine
                         Months Ended September 30, 2002 and 2001 (unaudited)                                            4

                       Condensed Statements of Cash Flows for the Nine Months
                         Ended September 30, 2002 and 2001 (unaudited)                                                   5

                       Notes to Interim Condensed Financial Statements (unaudited)                                    6 - 8

             Item 2 -- Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                                    8 - 11

             Item 3 -- Quantitative and Qualitative Disclosures About Market Risk                                        12

             Item 4 -- Controls and Procedures                                                                           12


PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                                                                 13

             Item 2 -- Changes in Securities                                                                             13

             Item 3 -- Defaults upon Senior Securities                                                                   13

             Item 4 -- Submission of Matters to a Vote of Security Holders                                               13

             Item 5 -- Other Information                                                                                 13

             Item 6 -- Exhibits and Reports on Form 8-K                                                                  13

    Signatures                                                                                                      14 - 16

    Exhibit 11.1                                                                                                         17

    Exhibit 99.1                                                                                                         18

    Exhibit 99.2                                                                                                         19



                                                              PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                                                              WIRELESS TELECOM GROUP, INC.
                                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               - ASSETS -

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                      2002                 2001
                                                                                ------------------   ------------------
                                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                         $ 15,273,389         $ 15,138,640
   Accounts receivable -- net of allowance for doubtful accounts of
     $211,710 and $113,950 for 2002 and 2001, respectively                              3,181,181            2,867,538
   Inventories                                                                          5,514,713            6,316,085
   Current portion of deferred tax asset                                                  123,000              140,000
   Prepaid expenses and other current assets                                             481,574               476,454
                                                                                ------------------   ------------------
TOTAL CURRENT ASSETS                                                                  24,573,857            24,938,717
                                                                                ------------------   ------------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                    5,619,977             5,499,540
                                                                                ------------------   ------------------
OTHER ASSETS:
   Goodwill (Note 4)                                                                    1,351,392            1,351,392
   Deferred tax asset                                                                     381,927              364,927
   Other assets                                                                           684,072              750,682
                                                                                ------------------   ------------------
TOTAL OTHER ASSETS                                                                      2,417,391            2,467,001
                                                                                ------------------   ------------------

TOTAL ASSETS                                                                         $ 32,611,225         $ 32,905,258
                                                                                ==================   ==================

                                          - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                                     $ 550,653            $ 660,249
   Accrued expenses and other current liabilities                                         576,281              760,868
   Current portion of mortgage payable                                                     36,703               34,686
   Income taxes payable                                                                   303,250              164,650
                                                                                ------------------   ------------------
TOTAL CURRENT LIABILITIES                                                               1,466,887            1,620,453
                                                                                ------------------   ------------------
LONG TERM LIABILITIES:
   Mortgage payable                                                                     3,138,825            3,166,609
   Other long term liabilities                                                                  -               11,096
                                                                                ------------------   ------------------
TOTAL LONG TERM LIABILITIES                                                             3,138,825            3,177,705
                                                                                ------------------   ------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 3):
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                                -                    -
   Common stock, $.01 par value, 75,000,000 shares authorized,
     19,875,378 and 19,807,677 shares issued, in 2002 and 2001, respectively              198,754              198,077
   Additional paid-in-capital                                                          12,904,589           12,792,657
   Retained earnings                                                                   22,286,867           21,979,416
   Treasury stock at cost, - 2,886,800 and 2,654,400, in 2002 and 2001,
     respectively                                                                      (7,384,697)          (6,863,050)
                                                                                ------------------   ------------------
TOTAL SHAREHOLDERS' EQUITY                                                             28,005,513           28,107,100
                                                                                ------------------   ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 32,611,225         $ 32,905,258
                                                                                ==================   ==================



                                                                See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          For the Three Months                    For the Nine Months
                                                           Ended September 30,                  Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                      2002               2001                 2002               2001

NET SALES                                            $ 5,105,392        $ 4,264,986         $ 15,728,595       $ 15,379,806
                                                     -----------        -----------         ------------       ------------
COSTS AND EXPENSES:
   Cost of sales                                       2,709,373          1,797,544            8,460,110          7,012,238
   Operating expenses                                  1,770,358          1,510,673            5,350,589          4,637,082
   Interest and other income                            (137,260)          (250,114)            (447,538)          (945,439)
   Interest expense                                       60,132             60,768              185,326            182,754
                                                     -----------        -----------         ------------       ------------

TOTAL COSTS AND EXPENSES                               4,402,603          3,118,871           13,548,487         10,886,635
                                                     -----------        -----------         ------------       ------------

INCOME BEFORE INCOME TAXES                               702,789          1,146,115            2,180,108         4,493,171

PROVISION FOR INCOME TAXES                               270,985            427,626              843,786         1,678,123
                                                     -----------        -----------         ------------       ------------

NET INCOME                                            $ 431,804          $ 718,489          $ 1,336,322        $ 2,815,048
                                                     ===========        ==========          ===========        ===========
NET INCOME PER COMMON
SHARE (Note 2):

    BASIC                                                $ 0.03             $ 0.04               $ 0.08             $ 0.16
                                                    -----------        -----------         ------------       ------------

    DILUTED                                              $ 0.03             $ 0.04               $ 0.08             $ 0.15
                                                    -----------        -----------         ------------       ------------



                                                 See accompanying notes




                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                --------------------------------------
                                                                                     2002                    2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $ 1,336,322            $ 2,815,048
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                     463,084                393,284
    Provision for losses on accounts receivable                                        97,760                 73,711
    Other income                                                                      (11,096)               (50,004)
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                       (411,403)               223,057
    Decrease (increase) in inventories                                                801,372               (483,814)
    Decrease (increase) in prepaid expenses and other current assets                   69,080                 (9,959)
    (Decrease) in accounts payable and accrued expenses                              (294,183)              (996,134)
    Increase in income taxes payable                                                  138,600                470,561
                                                                                -------------            ------------
      Net cash provided by operating activities                                     2,189,536              2,435,750
                                                                                -------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                             (584,006)              (213,776)
    Increase in real estate escrow                                                     (7,104)                (7,104)
                                                                                -------------            ------------
      Net cash (used for) investing activities                                       (591,110)              (220,880)
                                                                                -------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                                         (25,767)               (23,897)
    Acquisition of treasury stock                                                    (521,647)            (4,011,890)
    Cash dividends paid                                                            (1,028,872)              (354,456)
    Proceeds from exercise of stock options                                           112,609                 37,313
                                                                                -------------            ------------
      Net cash (used for) financing activities                                     (1,463,677)            (4,352,930)
                                                                                -------------            ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  134,749             (2,138,060)

  Cash and cash equivalents, at beginning of year                                  15,138,640             21,451,256
                                                                                -------------            ------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                   $ 15,273,389           $ 19,313,196
                                                                                =============          ============
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
          Taxes                                                                     $ 539,580            $ 1,105,480

          Interest                                                                  $ 180,883              $ 182,754

                                                                See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed, consolidated balance sheet as of September 30, 2002 and the condensed, consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and the condensed, consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented. The balances of certain accounts have been reclassified to improve the ease of reading and understanding of the financial statements. Such reclassifications have absolutely no effect on the Company's Total Shareholders' Equity, Net Income, Net Income Per Common Share or Cash and Cash Equivalents.

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

The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

On December 21, 2001, the Company acquired Microlab/FXR,  a private entity, for the net purchase price of $3,800,000. The acquisition of Microlab/FXR was recorded under the purchase method of accounting for financial statement purposes. Microlab/FXR's Balance Sheets are included in the Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001. Microlab/FXR's results of operations for the three and nine month periods ended September 30, 2002 and cash flows for the nine months ended September 30, 2002 are included in the Condensed Consolidated Statements of Operations and Cash Flows, but their results of operations for the three and nine month periods ended September 30, 2001 and cash flows for the nine months ended September 30, 2001 are not included.

The following pro forma results were developed assuming the acquisition had
occurred  on  January  1,  2001.  Intercompany   transactions  would  have  been
eliminated had there been any, but there were none.



                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


                                 Unaudited Pro Forma Information for the Three and Nine Months
                                                       Ended September 30, 2001

                                                      Three Months           Nine Months
                                                      ------------           -----------

                  Net Sales                           $6,114,986             $20,853,486

                  Net Income                          $  909,489             $  3,183,880

                  Earnings Per Share:
                           Basic                           $ .05                   $ .18
                           Diluted                         $ .05                   $ .17



NOTE 2 - INCOME PER COMMON SHARE

Income per common share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during each period as promulgated in SFAS 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement.

NOTE 3 - SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2002, the Company repurchased 232,400 shares (119,000 shares for the quarter ended September 30, 2002) of its common stock, pursuant to a stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Prior to June 30, 2002, the Company, through the assistance of an independent valuation company, performed the first of the required impairment tests of goodwill as of January 1, 2002. The results of this valuation showed that there was in fact no impairment of the Company's goodwill. Pursuant to SFAS No. 142, goodwill cannot be written up, even if the value has increased. Since there was no impairment of the goodwill, there is no effect of this test on the earnings and financial position of the Company for the three and nine month periods ended September 30, 2002. Additional testing will be done at the end of this year and each year going forward to continue to test for impairment of goodwill.


                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

The following table presents pro forma net income and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                   Unaudited Pro Forma Information for the Three and Nine Months
                                                       Ended September 30, 2001

                                                                               Three Months       Nine Months
                                                                               ------------       -----------
                  Reported net income                                           $  718,489           $ 2,815,048
                  Add back: goodwill amortization, net of tax                       26,000                78,000
                                                                                ----------           -----------

                           Pro forma net income                                 $  744,489           $ 2,893,048
                                                                                ==========           ===========

                  Reported earnings per share - basic                           $     . 04               $   .16
                  SFAS No. 142 effect, net of tax                                        -                     -
                                                                                ----------            ----------
                           Pro forma earnings per share - basic                 $      .04               $   .16
                                                                                ==========            ===========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc., and its operating subsidiaries, Boonton Electronics Corporation and Microlab/FXR (collectively, the "Company"), develop, manufacture and market a wide variety of electronic noise sources and electronic testing and measuring instruments including power meters, voltmeters and modulation meters. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

On December 21, 2001, the Company acquired Microlab/FXR. The acquisition of Microlab/FXR was recorded under the purchase method of accounting for financial statement purposes. Microlab/FXR designs and manufactures high-power, passive microwave components for the wireless infrastructure market and for other commercial, aerospace and military markets. The Company's products are used in microwave systems, Universal Mobile Telecommunications Systems (UMTS), Personal Communications Service (PCS) and cellular communications base stations, television transmitters, avionic systems and medical electronics. Microlab/FXR is one of the leaders in serving the needs of the in-building distributed antenna system market, which facilitates wireless coverage throughout the insides of buildings and building complexes.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of September 30, 2002 and as of December 31, 2001 (ii) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001 and (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001.

Microlab/FXR's Balance Sheets are included in the Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001. Microlab/FXR's results of operations for the three and nine months ended September 30, 2002 and cash flows for the nine months ended September 30, 2002 are included in the Condensed Consolidated Statements of Operations and Cash Flows respectively, but their results of operations and cash flows for the respective three and nine month periods ended September 30, 2001 are not included.


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


RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001. Microlab/FXR's results of operations are included in Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002, but not for the three and nine months ended September 30, 2001.

For  the  nine  months  ended   September  30,  2002  as  compared  to  the
corresponding period of the previous year, net sales increased to $15,729,000 from $15,380,000, an increase of $349,000 or 2.3%. For the quarter ended September 30, 2002 as compared to the corresponding quarter of the previous year, net sales increased to $5,105,000 from $4,265,000, an increase of $840,000 or 19.7%. The increase for the quarter and nine months ended September 30, 2002 is reflective of additional Microlab/FXR revenue of $1,994,000 and $5,784,000, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's gross profit on net sales for the nine months ended September
30, 2002 was $7,268,000 or 46.2% as compared to $8,368,000 or 54.4% for the nine months ended September 30, 2001. Gross profit on net sales for the quarter ended September 30, 2002 was $2,396,000 or 46.9% as compared to $2,467,000 or 57.9%
for the three months ended September 30, 2001. For the nine months and three months ended September 30, 2002, Microlab/FXR contributed $2,148,000 and
$792,000, respectively, of gross profit to the Company. Gross profits and margins are lower in 2002 than in 2001 primarily due to lower sales volume, and proportionally higher fixed manufacturing costs. In addition, gross margins at Microlab/FXR are somewhat lower than at other operating units. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the nine months ended September 30, 2002 were $5,350,000 or 34.0% of net sales as compared to $4,637,000 or 30.1% of net sales for the nine months ended September 30, 2001. Operating expenses for the quarter ended September 30, 2002 were $1,770,000 or 34.7% of net sales as compared to $1,511,000 or 35.4% of net sales for the quarter ended September 30, 2001.

For the three and nine months ended September 30, 2002 as compared to the same period of the prior year, operating expenses increased in dollars by $260,000 and $713,000, respectively. These increases are virtually all due to the additional expenses incurred by Microlab/FXR ($374,000 for the three months ended September 30, 2002 and $1,121,000 for the nine months ended September 30,
2002) as a new subsidiary of Wireless Telecom Group, Inc. in 2002. These increases were partially offset by the elimination of goodwill amortization in 2002 and decreases in sales commissions, advertising expenses and professional fees.

Interest and other income decreased by $498,000 for the nine months ended September 30, 2002 and by $113,000 for the quarter ended September 30, 2002. These decreases were primarily due to declining interest rates on short-term investments in 2002.

Net income decreased to $1,336,000, or $.08 per share (diluted), for the nine months ended September 30, 2002 as compared to $2,815,000, or $.15 per share (diluted) for the nine months ended September 30, 2001.

The Company realized net income for the quarter ended September 30, 2002 of $432,000 or $.03 per share (diluted) as compared to net income of $718,000 or $.04 per share (diluted) for the three months ended September 30, 2001. The explanation of these changes can be derived from the analysis given above of operations for the three and nine month periods ending September 30, 2002 and 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has decreased by $211,000 to $23,107,000 at September 30, 2002, from $23,318,000 at December 31, 2001. At September 30, 2002 the Company had a current ratio of 16.8 to 1, and a ratio of debt to net worth of .16 to 1. At December 31, 2001 the Company had a current ratio of 15.4 to 1, and a ratio of debt to net worth of .17 to 1. Microlab/FXR's cash flows are included in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002, but not for the nine months ended September 30, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company realized cash provided by operations of $2,190,000 for the nine month period ending September 30, 2002. The primary source of these funds was cash provided by net income of $1,336,000, a decrease in inventories of $801,000, and a non-cash adjustment for depreciation and amortization of $463,000, offset by an increase in accounts receivable of $411,000 and a decrease in accounts payable and accrued expenses of $294,000. For the nine month period ending September 30, 2002, Microlab/FXR's inventory decreased by $174,000 and accounts receivable increased by $706,000.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

Operating activities provided $2,436,000 in cash flows for the comparable period in 2001. The primary source of these funds was cash provided by net income of $2,815,000 and an increase in income taxes payable of $471,000, offset by a decrease in accounts payable and accrued expenses of $996,000 and an increase in inventories of $484,000.

Net cash used for investing  activities for the nine months ended September
30, 2002 was $591,000. The primary use of these funds was capital expenditures of $584,000. For the nine months ended September 30, 2001, net cash used for investing activities was $221,000. The primary use of these funds was capital expenditures of $214,000.

Net cash used for financing  activities for the nine months ended September
30, 2002 was $1,464,000. The primary use of these funds was for dividends paid in the amount of $1,029,000 and acquisition of treasury stock in the amount of $522,000. Net cash used for financing activities in the same period of 2001 was $4,353,000. The primary use of these funds was for the acquisition of treasury stock in the amount of $4,012,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a credit facility with one of its major banks for the express purpose of purchasing components from an Asian supplier under a letter of credit. The Company expects to pay for these components upon shipment in 2003. Should the Company not make payment directly, the credit facility would be utilized. The credit facility bears interest based on interest rates tied to the prime rate, which may fluctuate over time based on economic conditions.


ITEM 4 - CONTROLS AND PROCEDURES

a) On October 11, 2002, our Chief Executive Officer and Chief Financial Officer participated in a meeting during which there was an evaluation of our disclosure controls and procedures. They have advised us that based on such evaluation, they believe such controls and procedures are effective.

 b) Our Chief Executive Officer and Chief Financial Officer are involved in ongoing evaluations of internal controls. In November 2002, in anticipation of the filing of this Form 10-Q, they reviewed the evaluation of our internal controls prepared by our independent auditors in connection with their audit of our fiscal year ended December 31, 2001. Our Chief Executive Officer and Chief Financial Officer have advised us that, based on such review, they determined that, since the date of the auditor's evaluation, there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls subsequent to such evaluation.

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

                 None.

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



                                            WIRELESS TELECOM GROUP, INC.
                                            ----------------------------
                                            (Registrant)


 Date:  November 5, 2002                     /S/Edward Garcia
                                             ---------------------------
                                            Edward Garcia
                                            Chairman and Chief Executive Officer



 Date:  November 5, 2002                    /S/Marc Wolfsohn
                                            ---------------------------
                                            Marc Wolfsohn
                                            Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Edward Garcia, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Wireless Telecom Group, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002
                                      /s/Edward Garcia
                                      ------------------
                                      Edward Garcia
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Marc Wolfsohn, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Wireless Telecom Group, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002
                                      /s/ Marc Wolfsohn
                                      ---------------------------
                                      Marc Wolfsohn
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                                                   Exhibit 11.1


                          WIRELESS TELECOM GROUP, INC.
                        COMPUTATION OF PER SHARE EARNINGS
                                   (Unaudited)



                                                             For the Three Months                 For the Nine Months
                                                              Ended September 30,               Ended September 30,
                                                             2002                 2001            2002            2001
                                                          ---------            ---------       ----------      ----------
Net Income                                                $ 431,804             $718,489       $ 1,336,322     $ 2,815,048
                                                          =========            =========       ===========     ===========
BASIC EARNINGS:

Weighted average number of common shares outstanding     17,052,347           17,634,569        17,134,464      17,913,315
                                                         ==========           ==========        ==========      ==========

Basic earnings per common share                               $0.03               $ 0.04             $0.08          $ 0.16

DILUTED EARNINGS:

Weighted average number of common shares outstanding     17,052,347           17,634,569        17,134,464      17,913,315
Stock options                                                98,507              266,656           325,133         290,440
                                                         ----------           ----------        ----------      ----------

Weighted average number of common shares
     outstanding, as adjusted                            17,150,854           17,901,225        17,459,597      18,203,755
                                                         ==========           ==========        ==========      ==========

Diluted earnings per common share                             $0.03               $ 0.04             $0.08          $ 0.15


                                                                   Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection  with the Quarterly  Report of Wireless  Telecom Group,  Inc.
(the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward Garcia, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                /s/     Edward Garcia
                                ------------------------
                                Edward Garcia
                                Chief Executive Officer
                                November 5, 2002

                                                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection  with the Quarterly  Report of Wireless  Telecom Group,  Inc.
(the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marc Wolfsohn, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                       /s/     Marc Wolfsohn
                                       ---------------------------
                                       Marc Wolfsohn
                                       Chief Financial Officer
                                       November 5, 2002