Form 10-K
period 2002-12-31
WIRELESS TELECOM GROUP INC
filed 2003-03-31
CIK 878828

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ______________

                         Commission file number 1-11916

                          WIRELESS TELECOM GROUP, INC.
             (Exact name of registrant as specified in its charter)

               New Jersey                                         22-2582295
    ------------------------------                            ----------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

            25 Eastmans Road,
         Parsippany, New Jersey                                     07054
---------------------------------------                           -------
(Address of principal executive offices)                         (Zip Code)

                                 (201) 261-8797
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section12(b) of the Act:

                                                          Name of each exchange
          Title of each class                              on which registered
--------------------------------------                   -----------------------
Common Stock, par value $.01 per share                   American Stock Exchange

           Securities registered pursuant to Section12(g) of the Act:

                                      none
                                ---------------
                                (Title of Class)

          Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

          The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on March 14, 2003: $28,890,962

          Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 14, 2003: 16,829,678

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K                Document Incorporated by Reference
-----------------                ----------------------------------
Part III - Items 11, 12 and 13   Portions of the Company's Proxy Statement in
                                 connection with the Company's annual meeting of
                                 shareholders to be held on or about June 27,
                                 2003.

Part IV - Certain exhibits       Prior filings made by the Company under the
listed in response to Item       Securities Act of 1933 and the Securities
15(a)(3)                         Exchange Act of 1934.

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----
Item 1.  Business                                                            3

Item 2.  Properties                                                          8

Item 3.  Legal Proceedings                                                   8

Item 4.  Submission of Matters to a Vote of Security Holders                 8

                                      PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                                         9

Item 6.  Selected Financial Data                                            10

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk         14

Item 8.  Financial Statements and Supplementary Data                        14

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                             14

                                     PART III

Item 10. Directors and Executive Officers of the Registrant                 15

Item 11. Executive Compensation                                             17

Item 12. Security Ownership of Certain Beneficial Owners and Management     17

Item 13. Certain Relationships and Related Transactions                     17

Item 14. Controls and Procedures                                            17

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K    18

Signatures                                                                  20

                                     PART I

Item 1. Business

     Wireless Telecom Group, Inc., a New Jersey corporation (the "Company"), develops, manufactures and markets a wide variety of electronic noise sources, passive microwave components and electronic testing and measuring instruments including power meters, voltmeters and modulation meters. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communications systems, and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television. The Company's current operations are conducted through the Company and its wholly owned subsidiaries Boonton Electronics Corp. ("Boonton") and Microlab/FXR.

     On December 21, 2001, the Company acquired Microlab/FXR, a private entity, for the net purchase price of $3,800,000 in cash. The acquisition of Microlab/FXR was recorded under the purchase method of accounting for financial statement purposes. Microlab/FXR's Balance Sheets are included in the Consolidated Balance Sheets at December 31, 2002 and 2001. Microlab/FXR's results of operations and cash flows for 2002 are included in the 2002 Consolidated Statements of Operations and Management's Discussion and Analysis of Operations, but their results of operations and cash flows for 2001 are not included in the Consolidated Statements of Operations or Management's Discussion and Analysis of Operations.

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

Market

     Since the Company's incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments to various customers. Approximately 74% of the Company's sales in fiscal 2002 were derived from commercial applications. The remaining sales (approximately 26%) were comprised of sales made to the United States Government (particularly the armed forces) and prime defense contractors.

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

     The Company, through its Boonton Electronics subsidiary, designs and produces electronic testing and measuring instruments including power meters, voltmeters, capacitance meters, audio and modulation meters and VXI products. These products measure the power of RF and microwave systems used by the military and commercial sectors. Further, the Company's products are also used to test terrestrial and satellite communications, radar, telemetry and personal communication products. Recent models are microprocessor controlled and are often used in computerized automatic testing systems. Certain power meter products are designed for measuring signals based on wideband modulation formats, allowing a variety of measurements to be made, including maximum power, peak power, average power and minimum power.

     The Company, through its Microlab/FXR subsidiary, designs and manufactures high-power, passive microwave components for the wireless infrastructure market and for other commercial, aerospace and military markets. The Company's products are used in microwave systems, UMTS, PCS and cellular communications base stations, television transmitters, avionic systems and medical electronics. These types of products serve the needs of the in-building distributed antenna systems market, which facilitates seamless wireless coverage throughout the insides of buildings and building complexes.

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

     The Company's products have extended useful lives and the Company provides for its noise and power products, recalibration services to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for less than 5% of fiscal 2002 sales.

Marketing and Sales

     As of March 14, 2003, the Company's in-house marketing and sales force consisted of sixteen individuals. The Company attempts to promote the sale of its products to customers and manufacturers' representatives through its product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions. The Company believes that extensive advertising is a major factor in generating in-house sales.

     The Company's products are sold globally through its in-house sales people and by over eighty non-exclusive manufacturers' representatives. Generally, manufacturers' representatives do not stock inventories of the Company's products. Manufacturers' representatives accounted for an aggregate of 60% and 40% of the Company's sales for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, no representative accounted for more than 10% of total sales. One of the Company's representatives accounted for approximately 10% of sales in 2001. The Company does not believe that, although there can be no assurance, the loss of any or all of its representatives would have a material adverse affect on its business.

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

Customers

     Since its inception in 1985, the Company has sold its products to more than 3,000 customers. The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors which incorporate the Company's products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 2002, approximately 74% of sales were derived from commercial applications. The remaining sales were comprised of government and military applications.

     For fiscal 2002, no one customer accounted for more than 10% of total sales. The Company's largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse effect on its business.

     Export sales for fiscal 2002 were $7,093,000, or approximately 34% of total sales. These sales were made predominantly to customers in Asia ($3,391,000 or 16% of total sales) and Europe ($3,047,000 or 15% of total sales). In February 1996, the Company established a Foreign Sales Corporation (FSC). The Company receives a federal tax deduction for a portion of its export profits. As a result of foreign trade agreements entered into by the U.S. government, the use of a FSC has been curtailed as of December 31, 2002, and as such, the tax benefits generated by such an entity have been eliminated. The Company, nevertheless, will continue to service its overseas customers. See Note 6 of Notes to the Financial Statements.

Research and Development

     The Company currently maintains an engineering staff (fifteen individuals as of March 14, 2003) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering-support personnel and were $1,336,000 and $1,153,000 for the years ended December 31, 2002 and 2001, respectively. See Note 1 of Notes to the Financial Statements.

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

Backlog

     The Company's backlog of firm orders was approximately $2,500,000 at December 31, 2002, compared to approximately $4,200,000 at December 31, 2001. Both amounts include orders at Microlab/FXR. It is anticipated that all of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

     The Company purchases components, devices and subassemblies from a wide variety of sources. For example, its noise source diodes, a key component in all of its noise source products, are made by third parties in accordance with the Company's designs and specifications. The Company's inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company's operations. No third party supplier accounted for more than 10% of the Company's total inventory purchases for fiscal 2002. See Note 6 of Notes to the Financial Statements.

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

Warranty and Service

     The Company provides one-year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required outside the warranty period are not covered by the Company's warranty. See Note 9 of Notes to Financial Statements.

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

Environmental Protection

     The New Jersey Department of Environmental Protection (the "NJDEP") had conducted an investigation in 1982 concerning disposal at a facility in New Jersey previously leased by the Company's Boonton operations. Involved were certain materials formerly used by Boonton's manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978. The Company has cooperated with the NJDEP investigation and has been diligently pursuing the matter in an attempt to resolve it as rapidly as NJDEP operating procedures permit. The above referenced activities were conducted by Boonton prior to the acquisition of that entity in 2000.

     The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed at an estimated cost to the Company of $300,000. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time (which the Company is unable to predict) as contamination levels satisfactory to the NJDEP are attained. Expenditures incurred by the Company during the year ended December 31, 2002 in connection with the site amounted to approximately $18,000. The Company estimates that expenditures in this regard during the year ending December 31, 2003, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately $20,000. See
Note 9 of Notes to Financial Statements.

Employees

     As of March 14, 2003, the Company had 110 full-time employees, including its officers, 65 of whom are engaged in manufacturing and repair services, 14 in administration and financial control, 15 in engineering and research and development, and 16 in marketing and sales.

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

Item 2. Properties

     In September 2002, the Company relocated its corporate headquarters and noise generation operations to the 45,700 square foot facility occupied by its Boonton Electronics subsidiary in Hanover Township, Parsippany, New Jersey. The term of this lease agreement is for ten years beginning on October 1, 2001 and ending September 30, 2011. The lease also contains an option to terminate effective September 30, 2006. The lease of the Company's previous headquarters in Paramus, New Jersey was terminated on favorable terms.

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

2002 Fiscal Year                                                High        Low
----------------                                                ----        ---
   1st Quarter                                                 $5.00       $2.84

   2nd Quarter                                                  3.33        2.03

   3rd Quarter                                                  2.20        1.55

   4th Quarter                                                  2.08        1.51

2001 Fiscal Year
----------------

   1st Quarter                                                 $3.38       $1.94

   2nd Quarter                                                  3.40        1.90

   3rd Quarter                                                  3.09        2.03

   4th Quarter                                                  3.04        2.20

     On March 14, 2003, the closing price of the Common stock of the Company as reported was $1.73. On March 14, 2003, the Company had 653 stockholders of record.

     In May 2001, the Company reinstated a dividend policy. The table below details quarterly dividends declared for the past two years.

                                                  Quarterly Dividends Per Share
                                                 ------------------------------
                                                  1st      2nd      3rd      4th
                                                 ----     ----     ----     ----
2002                                             $.02     $.02     $.02     $.02
2001                                             $.00     $.00     $.02     $.02

     It is the Company's present intention to maintain a quarterly dividend policy.

Item 6.    Selected Financial Data

     The selected financial data presented below as of December 31, 2002, 2001, 2000, 1999 and 1998 was derived from the Company's financial statements after restatement for the merger with Boonton Electronics Corporation (See Note 1 of Notes to Financial Statements). The Selected Statement of Operations Data and the Selected Per Share Data for 2002 includes the results of Microlab/FXR. The Selected Balance Sheet Data for 2002 and 2001 also includes the balances of Microlab/FXR. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K.

Selected Statement of
   Operations Data:                     2002          2001          2000          1999         1998
                                    -----------   -----------   -----------   -----------   -----------
Net sales                           $20,747,707   $19,041,838   $18,450,518   $13,187,719   $13,141,774

Income from continuing operations
   before income taxes                2,590,768     3,279,271     3,362,702     2,992,768     1,844,267

Provision for income taxes              823,150     2,062,000     1,231,462       959,572       386,421

Net income from continuing
   operations                         1,767,618     1,217,271     2,131,240     2,033,196     1,457,846

Selected Per Share Data:

Net income from continuing
   operations per common share -
   diluted                          $       .10   $       .07   $       .11   $       .11   $       .08

Shares used in computation of
   earnings per share - diluted      17,340,264    18,046,498    19,724,188    19,327,264    19,434,173

Cash dividends per common share     $       .08   $       .04   $       .00   $       .00   $       .05

Selected Balance Sheet Data:

Working capital                     $23,510,803   $23,318,264   $27,553,331   $26,105,601   $24,002,494
Total assets                         32,215,596    32,905,258    37,656,273    36,763,982    27,476,472
Total liabilities                     4,328,638     4,798,158     5,273,235     6,647,373     2,605,820
Shareholders' equity                 27,886,958    28,107,100    32,383,038    30,116,609    24,870,652

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This information is presented after restatement for the merger with Boonton and the acquisition of Microlab/FXR on December 21, 2001 (see Note 1 of Notes to Financial Statements). Microlab/FXR's Balance Sheets are included in the Condensed Consolidated Balance Sheets at December 31, 2002 and 2001. Microlab/FXR's results of operations and cash flows for the year ended December 31, 2002 are included in the Condensed Consolidated Statements of Operations and Cash Flows, but their results of operations and cash flows for the year ended December 31, 2001 are not included. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

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

Critical Accounting Policies

     Management's discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of the critical accounting policies, defined as those policies that the Company believes are: (a) the most important to the portrayal of the Company's financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

     Allowances for Doubtful Accounts

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

     Income Taxes

     As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, the Company establishes a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if the ultimate tax liability differs from the periodic tax provision reflected in the consolidated statements of operations, additional tax expense may be recorded.

     Valuation of Long-Lived Assets

     The Company assesses the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in the operating strategy can significantly reduce the estimated useful life of such assets.

Results Of Operations
Year Ended December 31, 2002 Compared to 2001

     Net sales for the year ended December 31, 2002 were $20,747,707 as compared to $19,041,838 for the year ended 2001, an increase of $1,705,869 or 9%.

     The Company's gross profit on net sales for the year ended December 31, 2002 was $9,883,828 or 47.6% as compared to $10,366,581 or 54.4% as reported in the previous year. Gross profits and margins are lower in 2002 than in 2001 primarily due to lower gross margins at Microlab/FXR than at the other operating units and proportionally higher fixed manufacturing costs. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

     Operating expenses for the year ended December 31, 2002 were $7,184,913 or 34.6% of net sales as compared to $5,945,769 or 31.2% of net sales for the year ended December 31, 2001. For the year ended December 31, 2002 as compared to the prior year, operating expenses increased in dollars by $1,239,144. The increase in amount and percentage are primarily due to the acquisition of Microlab/FXR and the inclusion of their results.

     In 2002 there was no impairment of goodwill, but in December 2001, the Company identified certain conditions, including an overall weakness in the telecommunications market relating to the noise generation product line, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time of acquisition. In accordance with the Company's policy, management assessed the recoverability of goodwill using a cash flow projection based on the remaining amortization period of twelve years. Based on this projection, the cumulative cash flow over the remaining amortization period was insufficient to recover the remaining unamortized goodwill. As a result, the Company recognized full impairment of this goodwill and recorded a non-cash expense of $2,032,051 for the 2001 year. This impairment impacted the Company's income before taxes for financial reporting purposes, but not for income tax purposes. Therefore, the Company's effective tax rate in 2001 was substantially higher than usual (see Note 8 of Notes to Financial Statements).

     Interest, dividend and other income decreased by $998,657 for the year ended December 31, 2002. The decrease was primarily due to a write down of an investment in a non-affiliated company (see Note 3 of Notes to the Financial Statements) and a decrease in interest rates during 2002.

     Net income increased to $1,767,618 or $.10 per share on a diluted basis, for the year ended December 31, 2002 as compared to $1,217,271 or $.07 per share on a diluted basis, for the year ended December 31, 2001. The explanation of this increase can be derived from the operational analysis provided above and the income tax impact of the goodwill impairment in 2001.

Results Of Operations
Year Ended December 31, 2001 Compared to 2000

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

     Operating expenses for the year ended December 31, 2001 were $5,945,769 or 31.2% of net sales as compared to $7,324,773 or 39.7% of net sales for the year ended December 31, 2000. For the year ended December 31, 2001 as compared to the prior year, operating expenses decreased in dollars by $1,379,004. In 2000, the Company experienced additional professional fees associated with the merger of Boonton Electronics.

     In December 2001, the Company identified certain conditions, including an overall weakness in the telecommunications market relating to the noise generation product line, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time of acquisition. In accordance with the Company's policy, management assessed the recoverability of goodwill using a cash flow projection based on the remaining amortization period of twelve years. Based on this projection, the cumulative cash flow over the remaining amortization period was insufficient to recover the remaining unamortized goodwill. As a result, the Company recognized full impairment of this goodwill and recorded a non-cash expense of $2,032,051 for the 2001 year. This impairment impacted the Company's income before taxes for financial reporting purposes, but not for income tax purposes. Therefore, the Company's effective tax rate in 2001 was substantially higher than usual (see Note 8 of Notes to Financial Statements).

     Interest, dividend and other income decreased by $147,215 for the year ended December 31, 2001. The decrease was primarily due to a decrease in interest rates and principal during 2001.

     Net income decreased to $1,217,271 or $.07 per share on a diluted basis, for the year ended December 31, 2001 as compared to $2,131,240 or $.11 per share on a diluted basis, for the year ended December 31, 2000. The explanation of this decrease can be derived from the operational analysis provided above.

Liquidity and Capital Resources

     The Company's working capital has increased by $192,539 to $23,510,803 at December 31, 2002, from $23,318,264 at December 31, 2001. At December 31, 2002, the Company had a current ratio of 20.6 to 1, and a ratio of debt to net worth of .16 to 1. At December 31, 2001, the Company had a current ratio of 15.4 to 1, and a ratio of debt to net worth of .17 to 1.

     Net cash provided from operations has allowed the Company to meet its liquidity requirements, research and development activities and capital expenditures. Operating activities provided $3,093,762 in cash for the year ending December 31, 2002 compared to $2,706,679 and $890,609 in cash flows for the years ending December 31, 2001 and 2000, respectively. For 2002, cash provided by operations was primarily due to net income and a decrease in inventory. Cash provided by operations was primarily due to net income and a decrease in accounts receivable for 2001. For 2000, cash provided by operations was primarily due to net income and a decrease in prepaid expenses and other current assets.

     The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

     Inventory levels declined in response to weakened demand. Inventory continues to be monitored to balance anticipated production requirements while maintaining manageable levels of goods on hand.

     The Company is aware of a potential event that might impact its liquidity in 2005, relating to the lease of the space it occupies in Hanover Township, New Jersey. The ten year lease, which expires in 2011, provides for the Company, at its option, to terminate on September 30, 2006 (see Note 9 of Notes to Financial Statements). The exercise of this option requires one year advance notice and the payment of $205,500. At this time, the Company does not expect to exercise this option or have to pay this amount.

     Net cash used for investing activities for 2002 amounted to $686,775 compared to $3,493,918 and $867,767 for the years ending December 31, 2001 and 2000, respectively. For the year ending December 31, 2002, the primary use of cash was for capital expenditures. For the year ending December 31, 2001, the primary use of this cash was for the purchase of Microlab/FXR. For the year ending December 31, 2000, the purchase of a $500,000 investment in equity securities of an unrelated entity and capital expenditures were the primary uses of funds.

     Net cash used for financing activities was $2,022,447, $5,525,377 and $797,349 for the years ending December 31, 2002, 2001 and 2000, respectively. In 2002, the primary uses of this cash were for the payment of dividends and for the acquisition of treasury stock. For 2001 and 2000, the principal use of cash was for the acquisition of treasury stock. Cash outlays were partially offset by proceeds from the exercise of stock options in 2002, 2001 and 2000.

     For details of dividends paid in the year ended December 31, 2002 and 2001, refer to Item 5. It is the Company's present intention to maintain a quarterly dividend policy.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

          The current directors and executive officers of the Company are as follows:

Name                               Age   Position
----                               ---   --------
Edward Garcia (1)(2)............   38    Chairman of the Board,  Chief Executive
                                         Officer and President

Marc Wolfsohn ..................   48    Chief Financial Officer

Bent Hessen-Schmidt.............   41    Executive Vice President, Marketing

Henry L. Bachman (4)............   73    Director

John Wilchek (1)(4).............   62    Director

Franklin H. Blecher (3)(4)......   74    Director

Karabet 'Gary' Simonyan ........   67    Director

Michael Manza...................   67    Director

Andrew Scelba (3)...............   71    Director

----------
(1)  Member of Stock Option Committee

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

          Bent Hessen-Schmidt rejoined the Company in June 2002 and serves as the Company's Executive Vice President and Vice President of Marketing. Mr. Hessen-Schmidt previously worked for the Company from 1988 to 1998, serving in various positions leading up to Vice President of Sales and Marketing. From 1998 until 2002, Mr. Hessen-Schmidt was employed at SiGe Semiconductor, Inc. in Ottawa, where he held various positions including Vice President of Sales, Marketing and Business Development. Mr. Hessen-Schmidt has more than 20 years of experience in Sales, Marketing and Engineering Management, 15 of which include Test and Measurement. Mr. Hessen-Schmidt has a Masters degree in Electrical Engineering from Denmark's Technical University.

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

          Karabet 'Gary' Simonyan became a director of the Company in March 2002. Mr. Simonyan founded the Company in 1985. From 1985 until his official retirement from the Company in 1997, Mr. Simonyan served in several capacities including Chairman of the Board, Chief Executive Officer, President and Director. From 1978 until he joined the Company, he worked for Micronetics, Inc., a manufacturer of electronic products, in several capacities, including President. From 1977 through 1978, he served as President of Laser Management Associates, an electronics consulting firm, which he founded. Mr. Simonyan has a Bachelor of Science degree in Applied Physics and has undertaken graduate studies in electrical engineering and in business administration.

          Michael Manza became a director of the Company in March 2002. From 1988 until his retirement in 1999, Mr. Manza was a Partner at M.J. Meehan & Co., served on its Management Committee, and was a Market Maker in stocks. From 1979 to 1988, Mr. Manza worked for L.F. Rothschild Unterberg Towbin as a Partner and Managing Director. From 1952 until 1979, Mr. Manza worked for Josephthal & Co. in several capacities including Partner and Manager. Mr. Manza received his Bachelor's degree in Business from New York University and his Master's degree in Finance from The New York Institute of Finance.

          Andrew Scelba became a director of the Company in January 2003. In 1980, Mr. Scelba established ANR advertising, a technical agency specializing in electronic and telecommunication accounts, servicing both national and international accounts. In 1990, the name was changed to SSD&W. Mr. Scelba served as President and later Chairman of the Board. In 2000, Mr. Scelba retired, but continued to consult for the agency. Mr. Scelba has a Bachelor of Science degree in Advertising and a MBA in Marketing from Fairleigh Dickenson University.

Item 11. Executive Compensation

          The information required under this item is set forth in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on or about June 27, 2003 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commission within 120 days of the Company's year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required under this item is set forth in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on or about June 27, 2003 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commission within 120 days of the Company's year-end.

Item 13. Certain Relationships and Related Transactions

          The information required under this item is set forth in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on or about June 27, 2003 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commission within 120 days of the Company's year-end.

Item 14. Controls and Procedures

          (a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1)  Report of Independent Auditors
          Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for the Three Years in the
             Period ended December 31, 2002
          Consolidated Statements of Changes in Shareholders' Equity for the
             Three Years in the Period ended December 31, 2002
          Consolidated Statements of Cash Flows for the Three Years in the
             Period ended December 31, 2002
          Notes to Consolidated Financial Statements

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

        10.12 Stock Purchase Agreement dated December 21, 2001, by and among the Company, Microlab/FXR and Harry A. Augenblick (9)

        10.13 Stock Purchase Agreement made as of December 21, 2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan (9)

        10.14 Amended Employment Agreement dated as of January 25, 2002 by and among Edward Garcia and the Company (10)

         11.1 Computation of Per Share Earnings

         23.1 Consent of Independent Auditors (Lazar Levine & Felix LLP) included herein as Exhibit 23.1

         99.1 Certification pursuant to 18 U.S.C. section 1350

         99.2 Certification pursuant to 18 U.S.C. section 1350

----------

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

(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 2001 and incorporated by reference herein.

(b) No report on Form 8-K has been filed during the last quarter of the period covered by this Report.

(c)  See Item 15(a)(3), above.

(d)  See Item 15(a)(2), above.

                               S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WIRELESS TELECOM GROUP, INC.


     Date: March 28, 2003             By: /s/ Edward Garcia
                                          ---------------------------------
                                      Edward Garcia, Chairman of the Board,
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name                            Title                    Date
              ----                            -----                    ----


/s/ Edward Garcia                    Chairman of the Board,       March 28, 2003
---------------------------------    Chief Executive Officer
Edward Garcia


/s/ Marc Wolfsohn                    Chief Financial Officer      March 28, 2003
---------------------------------
Marc Wolfsohn


/s/ John Wilchek                     Director                     March 28, 2003
---------------------------------
John Wilchek


/s/ Franklin H. Blecher              Director                     March 28, 2003
---------------------------------
Franklin H. Blecher


/s/ Henry L. Bachman                 Director                     March 28, 2003
---------------------------------
Henry L. Bachman


/s/ Karabet Simonyan                 Director                     March 28, 2003
---------------------------------
Karabet Simonyan


/s/ Michael Manza                    Director                     March 28, 2003
---------------------------------
Michael Manza


/s/ Andrew Scelba                    Director                     March 28, 2003
---------------------------------
Andrew Scelba


/s/ Reed DuBow                       Controller                   March 28, 2003
---------------------------------
Reed DuBow

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward Garcia, certify that:

1. I have reviewed this annual report on Form 10-K of Wireless Telecom Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                        /s/ Edward Garcia
                                        ----------------------------------------
                                        Edward Garcia
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marc Wolfsohn, certify that:

1. I have reviewed this annual report on Form 10-K of Wireless Telecom Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                        /s/ Marc Wolfsohn
                                        ----------------------------------------
                                        Marc Wolfsohn
                                        Chief Financial Officer
                                        (Principal Financial Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

                                                                        Page(s)
                                                                        -------
Independent Auditors' Report                                             F - 2

Consolidated Financial Statements:

   Balance Sheets as of December 31, 2002 and 2001                       F - 3

   Statements of Operations for the Three Years in the Period
      Ended December 31, 2002                                            F - 4

   Statement of Changes in Shareholders' Equity for the Three
      Years in the Period Ended December 31, 2002                        F - 5

   Statements of Cash Flows for the Three Years in the Period
      Ended December 31, 2002                                            F - 6

Notes to Consolidated Financial Statements                               F - 7

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Wireless Telecom Group, Inc.
Parsippany, New Jersey

We have audited the accompanying consolidated financial statements of Wireless Telecom Group, Inc. as listed in the index under item 15 in this Form 10-K as well as the financial statement schedule listed in Part IV, Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ LAZAR LEVINE & FELIX LLP
                                        ----------------------------
                                        LAZAR LEVINE & FELIX LLP

New York, New York
March 7, 2003

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

                                 - ASSETS -
                                                                                       December 31,
                                                                               -------------------------
                                                                                  2002           2001
                                                                               -----------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                   $15,523,180   $15,138,640
   Accounts receivable - net of allowance for doubtful accounts of
      $175,838 and $113,950 for 2002 and 2001, respectively                      3,087,983     2,867,538
   Inventories                                                                   5,484,622     6,316,085
   Current portion of deferred tax benefit (Note 8)                                106,000       140,000
   Prepaid expenses and other current assets                                       508,447       476,454
                                                                               -----------   -----------
TOTAL CURRENT ASSETS                                                            24,710,232    24,938,717
                                                                               -----------   -----------

PROPERTY, PLANT AND EQUIPMENT - NET (Notes 2 and 4)                              5,573,316     5,499,540
                                                                               -----------   -----------

OTHER ASSETS:
   Goodwill                                                                      1,351,392     1,351,392
   Deferred tax benefit (Note 8)                                                   386,956       364,927
   Other assets (Note 3)                                                           193,700       750,682
                                                                               -----------   -----------
TOTAL OTHER ASSETS                                                               1,932,048     2,467,001
                                                                               -----------   -----------

TOTAL ASSETS                                                                   $32,215,596   $32,905,258
                                                                               ===========   ===========

                  - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                            $   692,383   $   660,249
   Accrued expenses and other current liabilities                                  469,645       760,868
   Current portion of mortgage payable (Note 4)                                     37,401        34,686
   Income taxes payable (Note 8)                                                        --       164,650
                                                                               -----------   -----------
TOTAL CURRENT LIABILITIES                                                        1,199,429     1,620,453
                                                                               -----------   -----------

LONG TERM LIABILITIES:
   Mortgage payable (Note 4)                                                     3,129,209     3,166,609
   Other                                                                                --        11,096
                                                                               -----------   -----------
TOTAL LONG TERM LIABILITIES                                                      3,129,209     3,177,705
                                                                               -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 9 and 10)

SHAREHOLDERS' EQUITY (Note 5):
   Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued            --            --
   Common stock, $.01 par value, 75,000,000 shares authorized, 19,875,378
      and 19,807,677 shares issued for 2002 and 2001, respectively                 198,754       198,077
   Additional paid-in capital                                                   12,904,589    12,792,657
   Retained earnings                                                            22,379,333    21,979,416
   Treasury stock, at cost - 2,994,500 and 2,654,400 shares for 2002 and
      2001, respectively                                                        (7,595,718)   (6,863,050)
                                                                               -----------   -----------
                                                                                27,886,958    28,107,100
                                                                               -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $32,215,596   $32,905,258
                                                                               ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

                                                                  For the Year Ended December 31,
                                                             ---------------------------------------
                                                                 2002          2001         2000
                                                             -----------   -----------   -----------
NET SALES (Note 6)                                           $20,747,707   $19,041,838   $18,450,518
                                                             -----------   -----------   -----------

COSTS AND EXPENSES:
   Cost of sales (Note 6)                                     10,863,879     8,675,257     8,116,923
   Selling, general and administrative expenses                7,184,913     5,945,769     7,324,773
   Impairment of  goodwill                                            --     2,032,051            --
   Interest, dividends and other expense (income) (Note 3)       108,147      (890,510)   (1,037,725)
   Settlement of litigation (Note 10)                                 --            --       683,845
                                                             -----------   -----------   -----------
TOTAL COSTS AND EXPENSES                                      18,156,939    15,762,567    15,087,816
                                                             -----------   -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                       2,590,768     3,279,271     3,362,702

   Provision for income taxes (Note 8)                           823,150     2,062,000     1,231,462
                                                             -----------   -----------   -----------
NET INCOME                                                   $ 1,767,618   $ 1,217,271   $ 2,131,240
                                                             ===========   ===========   ===========
NET INCOME PER COMMON SHARE:
   Basic                                                     $      0.10   $      0.07   $      0.11
   Diluted                                                   $      0.10   $      0.07   $      0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                      17,080,648    17,746,979    19,159,975
   Diluted                                                    17,340,264    18,046,498    19,724,188

   The accompanying notes are an integral part of these financial statements.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Wireless Telecom Group, Inc.

                                                    Additional                   Treasury
                                          Common      Paid-in      Retained        Stock
                                          Stock       Capital      Earnings       at Cost        Total
                                         --------   -----------   -----------   -----------   -----------
Balance at December 31, 1999             $195,880   $11,856,402   $19,335,162   $(1,270,835)  $30,116,609

Stock options exercised                     1,522       423,254            --            --       424,776

Tax benefit of exercised stock options         --       130,000            --            --       130,000

Purchase of treasury stock                     --            --            --      (759,201)     (759,201)

Compensatory shares                           415       339,199            --            --       339,614

Net income                                     --            --     2,131,240            --     2,131,240
                                         --------   -----------   -----------   -----------   -----------

Balance at December 31, 2000              197,817    12,748,855    21,466,402    (2,030,036)   32,383,038

Dividends - $.04 per share                     --            --      (704,257)           --      (704,257)

Stock options exercised                       260        43,802            --            --        44,062

Purchase of treasury stock                     --            --            --    (4,833,014)   (4,833,014)

Net income                                     --            --     1,217,271            --     1,217,271
                                         --------   -----------   -----------   -----------   -----------

Balance at December 31, 2001              198,077    12,792,657    21,979,416    (6,863,050)   28,107,100

Dividends - $.08 per share                     --            --    (1,367,701)           --    (1,367,701)

Stock options exercised                       677       111,932            --            --       112,609

Purchase of treasury stock                     --            --            --      (732,668)     (732,668)

Net income                                     --            --     1,767,618            --     1,767,618
                                         --------   -----------   -----------   -----------   -----------

BALANCE AT DECEMBER 31, 2002             $198,754   $12,904,589   $22,379,333   $(7,595,718)  $27,886,958
                                         ========   ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

                                                                        For the Year Ended December 31,
                                                                    ---------------------------------------
                                                                       2002          2001          2000
                                                                    -----------   -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                       $ 1,767,618   $ 1,217,271   $ 2,131,240
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Impairment of goodwill                                              --     2,032,051            --
         Non cash compensation                                               --            --       258,750
         Depreciation and amortization                                  592,611       539,743       489,809
         Deferred income taxes (benefit)                                 11,971      (294,492)      121,390
         Provision for losses on accounts receivable                     11,889        43,192        26,077
         Write down of investment - other assets                        499,000            --            --
         Other income                                                   (11,096)      (66,672)      (66,672)
   Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                    (232,334)      868,953    (1,108,897)
         Decrease (increase) in inventory                               831,463      (745,317)   (1,806,808)
         Decrease (increase) in prepaid expenses and
            other current assets                                         46,378      (259,019)    1,609,399
         (Decrease) in accounts payable and accrued expenses           (259,088)     (779,681)     (545,288)
         (Decrease) increase in income taxes                           (164,650)      150,650      (218,391)
                                                                    -----------   -----------   -----------
         Net cash provided by operating activities                    3,093,762     2,706,679       890,609
                                                                    -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Microlab/FXR net of cash received of $2,965,125             --    (3,170,206)           --
   Purchase of investment - other assets                                (16,000)           --      (500,000)
   Capital expenditures                                                (666,072)     (315,159)     (363,138)
   Officers' life insurance                                              (4,703)       (8,553)       (4,629)
                                                                    -----------   -----------   -----------
         Net cash (used for) investing activities                      (686,775)   (3,493,918)     (867,767)
                                                                    -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of mortgage note                                            (34,687)      (32,168)      (28,022)
   Payment of long term debt                                                 --            --      (215,932)
   Related party loans                                                       --            --      (218,970)
   Dividends paid                                                    (1,367,701)     (704,257)           --
   Proceeds from exercise of stock options                              112,609        44,062       424,776
   Acquisition of treasury stock                                       (732,668)   (4,833,014)     (759,201)
                                                                    -----------   -----------   -----------
         Net cash (used for) financing activities                    (2,022,447)   (5,525,377)     (797,349)
                                                                    -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    384,540    (6,312,616)     (774,507)

   Cash and cash equivalents, at beginning of year                   15,138,640    21,451,256    22,225,763
                                                                    -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                           $15,523,180   $15,138,640   $21,451,256
                                                                    ===========   ===========   ===========

SUPPLEMENTAL INFORMATION:
   Cash paid during the year for:
      Taxes                                                         $   869,580   $ 2,397,853   $ 1,518,297
      Interest                                                      $   240,849   $   243,367   $   320,711

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

          As a result of foreign trade agreements entered into by the U.S. government, a company's ability to avail themselves of a FSC has been removed as of December 31, 2002, and as such, the tax benefits generated by such an entity have been eliminated. The U.S. government has established new tax rules applicable to foreign sales, therefore these tax benefits will no longer be available to the Company in 2003. The Company, nevertheless, will continue to service its overseas customers. See Note 6 of Notes to the Financial Statements.

          On December 21, 2001, the Company acquired Microlab/FXR, a private entity, for the net purchase price of $3,800,000 in cash. The acquisition of Microlab/FXR is recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $1,351,000 was recorded as goodwill on the accompanying Consolidated Balance Sheet at December 31, 2001.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          Organization and Basis of Presentation (Continued):

                                Unaudited Pro Forma Information For The Year Ended
                                                   December 31,
                                --------------------------------------------------
                                                2001          2000
                                            -----------   -----------
          Net Sales                         $26,179,930   $23,803,449

          Net Income                          1,552,890     2,557,280

          Earnings Per Share:
             Basic                          $      0.09   $      0.13
             Diluted                        $      0.09   $      0.13

          This unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on January 1, 2000, nor are they necessarily indicative of results that may occur in the future.

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

          There were no material adjustments required to conform the accounting policies of the two companies. Certain accounts of Boonton were reclassified to conform to the reporting practices of Wireless.

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

          The Company maintains significant cash investments primarily with three financial institutions. The Company performs periodic evaluations of the relative credit rating of these institutions as part of its investment strategy.

          Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large customer base. However, at December 31, 2002, primarily all of the Company's receivables do pertain to the telecommunications industry.

          The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and long term debt approximate fair value.

          Cash and Cash Equivalents:

          The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts and commercial paper, all stated at cost, which approximates market value. As of December 31, 2002 and 2001, the Company had approximately $12,500,000 and $10,000,000 invested in commercial paper, respectively.

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

          Inventories consist of:

                                                              December 31,
                                                       -------------------------
                                                           2002          2001
                                                       ------------   ----------
          Raw materials                                 $4,204,838    $4,478,862
          Work-in-process                                  332,506       784,058
          Finished goods                                   947,278     1,053,165
                                                        ----------    ----------
                                                        $5,484,622    $6,316,085
                                                        ==========    ==========

          Fixed Assets and Depreciation:

          Fixed assets are reflected at cost, less accumulated depreciation. Depreciation and amortization are provided on a straight-line basis over the following useful lives:

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

          Intangible Assets:

          Goodwill relative to the purchase of the noise generation product line in 1999, aggregating $2,500,000, was amortized on a straight line basis over 15 years. Amortization expense for the years ended December 31, 2001 and 2000 were $166,667 in each year. Accumulated amortization as of December 31, 2001 and 2000, before impairment, aggregated $467,949 and $301,282, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          Intangible Assets (Continued):

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

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

          On December 21, 2001, the Company acquired Microlab/FXR (see Note 1 - Organization and Basis of Presentation), which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $1,351,000 was recorded as goodwill on the accompanying Consolidated Balance Sheet at December 31, 2001. In accordance with Statement of Financial Accounting Standards No. 142, this goodwill will not be amortized, but will be tested for impairment periodically. During 2002 this goodwill was tested for impairment by an independent valuation consulting firm for the transition period and again for the year ended December 31, 2002. The conclusions of both valuations were that this goodwill was not impaired under the Statement of Financial Accounting Standards No. 142 requirements for goodwill impairment testing.

          Revenue Recognition:

          Revenue from product sales, net of trade discounts and allowances, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer.

          Research and Development Costs:

          Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 2002, 2001 and 2000 were $1,335,579,
          $1,152,985 and $1,124,392, respectively.

          Advertising Costs:

          Advertising expenses are charged to operations during the year in which they are incurred and aggregated $492,070, $534,168 and $451,073 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          Stock Based Compensation:

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized (see Recent Accounting Pronouncements - SFAS No. 148, below). See also Note 5.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          Recent Accounting Pronouncements:

          In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items. The Company is required to adopt SFAS No. 145 in fiscal 2003.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will apply to exit or disposal activities initiated by the Company after fiscal 2002.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective immediately and are reflected in
          Note 5.

          Reclassifications:

          Certain prior years information has been reclassified to conform to the current year's reporting presentation.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment, consists of the following:

                                                                 December 31 ,
                                                            -----------------------
                                                               2002         2001
                                                            ----------   ----------
          Building and improvements                         $3,557,186   $3,619,515
          Machinery and equipment                            2,881,906    2,487,957
          Furniture and fixtures                               551,745      592,839
          Transportation equipment                             115,318      115,318
          Leasehold improvements                               576,518      201,458
                                                            ----------   ----------
                                                             7,682,673    7,017,087
          Less: accumulated depreciation and amortization    2,809,357    2,217,547
                                                            ----------   ----------
                                                             4,873,316    4,799,540
          Add: land                                            700,000      700,000
                                                            ----------   ----------
                                                            $5,573,316   $5,499,540
                                                            ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 3 - OTHER ASSETS:

          Other assets consist primarily of an investment in equity securities of a non-affiliated company and security deposits relating to the Company's leased properties. In early 2000, the Company invested $500,000 in an investment bank focused on technology start-ups. In December 2002 the investment was determined to be substantially overvalued and a write down of $499,000 was recorded as an Other expense. The Company does not have any other investments in equity securities.

NOTE 4 - MORTGAGE PAYABLE:

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

          Maturities of mortgage payable for the next five years are $37,401, $40,329, $43,485, $46,889, and $50,559, respectively and $2,947,947 thereafter.

NOTE 5 - SHAREHOLDERS' EQUITY:

          The Company paid quarterly cash dividends aggregating $1,367,701 and $704,257 for the years ending December 31, 2002 and 2001, respectively. No dividends were paid in 2000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 5 - SHAREHOLDERS' EQUITY (Continued):

          A summary of stock activity, and related information for the years ended December 31, follows:

                                                               Weighted Average
                                                    Options     Exercise Price
                                                   ---------   ----------------
          Outstanding, December 31, 1999           1,255,400         $2.48

          Weighted average fair value of options
             granted during the year                                  1.69

             Granted                               1,110,260          2.58
             Exercised                              (128,080)         3.22
             Canceled                                (34,000)         1.94
                                                   ---------
          Outstanding, December 31, 2000           2,203,580          2.49

          Weighted average fair value of options
             granted during the year                                  2.41

             Granted                                 147,000          2.69
             Exercised                               (26,000)         1.69
             Canceled                                (27,000)         2.63
                                                   ---------
          Outstanding, December 31, 2001           2,297,580          2.51

          Weighted average fair value of options
             granted during the year                                  2.51

             Granted                                 465,000          2.31
             Exercised                               (59,867)         1.88
             Canceled                                (56,000)         2.50
                                                   ---------
          Outstanding, December 31, 2002           2,646,713          2.49
                                                   =========
          Options exercisable:
             December 31, 2000                       272,680          2.95
             December 31, 2001                       821,031          2.78
             December 31, 2002                     1,234,955         $2.63

          Exercise prices for options outstanding as of December 31, 2002 ranged from $1.69 to $6.75. The weighted average remaining contractual life of these options is seven years.

          Equity Compensation Plans:

          The following table summarizes information, as of December 31, 2002, relating to equity compensation plans of the Company pursuant to which grants of options or other rights to acquire shares may be granted from time to time:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 5 - SHAREHOLDERS' EQUITY (Continued):

                      EQUITY COMPENSATION PLAN INFORMATION

=======================================================================================================
                               (a)                   (b)                          (c)
=======================================================================================================
                       Number of securities                          Number of securities remaining
                       to be issued upon      Weighted-average       available for future issuance
Plan                   exercise of            exercise price of      under equity compensation plans
Category               outstanding options,   outstanding options,   (excluding securities reflected in
                       warrants and rights    warrants and rights    column (a))
=======================================================================================================
Equity compensation
plans approved by           2,646,713                $2.49                         687,000
security holders (1)

=======================================================================================================
Equity compensation
plans not approved                  0                    0                               0
by security holders

=======================================================================================================
Total                       2,646,713                $2.49                         687,000
=======================================================================================================

          (1)  These plans include the Company's 1995 and 2000 Stock Option
               Plans.

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively; risk-free interest rates of 3.5%, 4.5% and 5.2%, dividend yields of 2%, 2% and 0%; volatility factors of the expected market price of the Company's common stock of 76%, 63% and 65%; and a weighted average expected life of the options of seven years.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                               2002         2001         2000
                                            ----------   ----------   ----------
          Net income:
             As reported                    $1,767,618   $1,217,271   $2,131,240
             Pro forma                       1,562,986    1,051,239    1,943,604
          Basic earnings per share:
             As reported                    $      .10   $      .07   $      .11
             Pro forma                             .09          .06          .10
          Diluted earnings per share:
             As reported                    $      .10   $      .07   $      .11
             Pro forma                             .09          .06          .10

NOTE 6 - OPERATIONAL INFORMATION AND EXPORT SALES:

          Sales:

          The Company's operations are in a single industry segment and involve the manufacture of various types of electronic test equipment. All of the Company's assets are domestic.

          For the years ended December 31, 2002, 2001 and 2000, no customer accounted for more than 10% of total sales.

          In addition to its in-house sales staff, the Company uses various manufacturers representatives to sell its products. For the year ended December 31, 2002, no representative accounted for more than 10% of total sales. For the years ended 2001 and 2000, one representative accounted for 10% and 14% of total sales, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6 - OPERATIONAL INFORMATION AND EXPORT SALES (Continued):

          Export sales which are all transacted in US dollars, were approximately 34%, 37% and 26% of total sales for the years ended December 31, 2002, 2001 and 2000, respectively. Export sales by geographic location are as follows:

                                               2002         2001        2000
                                            ----------   ----------   ----------
          Asia                              $3,391,000   $2,162,000   $1,845,000
          Europe                             3,047,000    3,074,000    2,527,000
          Other                                655,000    1,750,000      423,000
                                            ----------   ----------   ----------
                                            $7,093,000   $6,986,000   $4,795,000
                                            ==========   ==========   ==========

          Purchases:

          No third party supplier accounted for more than 10% of the Company's total inventory purchases for 2002. One third party supplier accounted for approximately 15% of the Company's total inventory purchases for 2001. No third party supplier accounted for more than 10% of the Company's total inventory purchases for 2000.

NOTE 7 - 401(k) PROFIT SHARING PLAN:

          During the year ended December 31, 1990, the Company adopted a resolution to institute a 401(k) profit sharing plan effective January 1, 1991, to cover all eligible employees. Contributions to the plan for the years ended December 31, 2002, 2001 and 2000 aggregated $99,947, $70,548 and $71,396, respectively.

NOTE 8 - INCOME TAXES:

          The components of income tax expense related to income are as follows:

                                                        December 31,
                                             -----------------------------------
                                               2002        2001          2000
                                             --------   ----------    ----------
          Current:
             Federal                         $553,887   $2,156,780    $  962,390
             State                            193,263      496,890       225,929
          Deferred:
             Federal                           57,000     (556,400)       34,514
             State                             19,000      (35,270)        8,629
                                             --------   ----------    ----------
                                             $823,150   $2,062,000    $1,231,462
                                             ========   ==========    ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 8 - INCOME TAXES (Continued):

          The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                                  December 31,
                                                        ------------------------------
                                                          2002       2001       2000
                                                        --------   --------   --------
                                                         % of       % of       % of
                                                        Pre Tax    Pre Tax    Pre Tax
                                                        Earnings   Earnings   Earnings
                                                        --------   --------   --------
          Statutory federal income tax rate              34.0%      34.0%      34.0%
          State income tax net of federal tax benefit     5.4        5.6        5.3
          Benefits from Foreign Sales Corporation        (6.5)      (0.6)      (1.2)
          Other, including research and development
             credit                                      (1.1)      (1.2)      (1.5)
          Non deductible impairment charge                0.0       25.1       (0.0)
                                                         ----       ----       ----
                                                         31.8%      62.9%      36.6%
                                                         ====       ====       ====

          The tax benefits associated with the disqualifying disposition of stock acquired with incentive stock options during 2000 reduced taxes payable for that year by $130,000. Such benefits were credited to additional paid-in capital.

          The components of deferred income taxes are as follows:

                                                                                 December 31,
                                                                          ------------------------
                                                                             2002         2001
                                                                          ----------   -----------
          Deferred tax assets:
             Uniform capitalization of inventory costs for tax purposes   $   37,927   $   113,602
             Allowances for doubtful accounts                                100,338        47,858
             Deferred costs                                                   98,425       189,000
             Tax effect of goodwill impairment                               298,798       851,666
             Net operating loss carryforward (Boonton Note 1)                541,034       781,492
                                                                          ----------   -----------
                                                                           1,076,522     1,983,618
             Valuation allowance for deferred tax assets                    (466,413)   (1,362,891)
                                                                          ----------   -----------
                                                                             610,109       620,727
          Deferred tax liabilities:
             Tax over book depreciation                                      (75,829)      (79,800)
             Other                                                           (41,324)      (36,000)
                                                                          ----------   -----------
          Net deferred tax asset                                          $  492,956   $   504,927
                                                                          ==========   ===========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued):

          Leases:

          The Company leases a 45,700 square foot facility located in Hanover Township, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant. The term of the lease agreement is for ten years beginning on October 1, 2001 and ending September 30, 2011. The lease also contains an option to terminate the lease effective September 30, 2006.

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

          The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes and insurance. The future minimum lease payments are shown below:

          2003                                                        $  508,640
          2004                                                           547,590
          2005                                                           572,750
          2006                                                           457,250
          2007                                                           439,863
          Thereafter                                                   1,805,150
                                                                      ----------
                                                                      $4,331,243
                                                                      ==========

          Rent expense for the years ended December 31, 2002, 2001 and 2000 was $561,361, $567,439 and $689,751, respectively.

          On July 14, 1998 the Company entered into a 15 year lease for a 44,000 square foot facility located in Mahwah, New Jersey. This new facility was leased to serve as the headquarters and manufacturing plant for one of the Company's divisions which was sold in 1999. In December 1999, the Company exercised its option to purchase this building (see
          Note 4). In November 2000, the Company entered into an agreement to lease this property to an unrelated third party. Rental income for 2002 was $379,219. This lease, which terminates in 2013, provides for annual rental income of $379,219 throughout the lease term.

          The Company leases certain equipment under operating lease arrangements that are generally for 60-month terms. These operating leases expire in various years through 2005. One of these leases may be renewed at the end of three years. Future payments consist of the following at December 31, 2002:

          2003                                                         $ 84,502
          2004                                                           60,886
          2005                                                           10,886
                                                                       --------
                                                                       $156,274
                                                                       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued):

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

          Costs charged to operations in connection with the water management plan amounted to approximately $18,000 and $24,000 for the years ended December 31, 2002 and 2001, respectively. The Company estimates the expenditures in this regard for the fiscal year ending December 31, 2003 will amount to approximately $20,000. The Company will continue to be liable under the plan in all future years until such time as the NJDEP releases it from all obligations applicable thereto.

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

          On June 7, 2000, Wireless Telecom Group, Inc. d/b/a Noise Com settled both the California action and the New Jersey action. The terms of the settlement included, among other things, a payment from Noise Com to David Day of $1,250,000. The Company had previously accrued approximately $585,000 in connection with this matter and recorded an additional cost of approximately $684,000 during the year ended December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

          The following is a summary of selected quarterly financial data from continuing operations (in thousands, except per share amounts).

          2002                                              Quarter
          ----                                 ---------------------------------
                                                 1st      2nd      3rd      4th
                                               ------   ------   ------   ------
          Net sales                            $5,082   $5,541   $5,106   $5,019
          Gross profit                          2,245    2,628    2,396    2,615
          Operating income                        507      785      626      781
          Net income                              369      536      432      431

          Diluted net income per share         $  .02   $  .03   $  .03   $  .02

          2001                                               Quarter
          ----                                  -----------------------------------
                                                 1st       2nd     3rd       4th
                                                ------   ------   ------   --------
          Net sales                             $5,780   $5,335   $4,265   $ 3,662
          Gross profit                           3,175    2,725    2,467     1,999
          Operating income (loss) (1)(2)         1,651    1,123      957    (1,342)
          Net income (loss)                      1,224      873      718    (1,598)

          Diluted net income (loss) per share   $  .07   $  .05   $  .04    ($ .09)

          (1) Net of goodwill impairment of $2,032 recognized in the fourth quarter.

          (2) Restated for reclassification of rental income.

                          WIRELESS TELECOM GROUP, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR EACH OF THE THREE YEARS ENDED DECEMBER 31,

          Allowance for doubtful accounts:

                             Balance at
                            Beginning of                             Balance at
                               year        Provisions   Deductions   end of year
                            ------------   ----------   ----------   -----------
          2002                $113,950      $61,888        $--        $175,838
          2001                  70,758       43,192         --         113,950
          2000                $ 44,681      $26,077         --        $ 70,758

          Allowance for deferred tax valuation:

                             Balance at
                            beginning of                             Balance at
                               year        Provisions   Reductions   end of year
                            ------------   ----------   ----------   -----------
          2002               $1,362,891    $       --   $(896,478)    $  466,413
          2001                  271,742     1,091,149          --      1,362,891
          2000               $  301,936            --   $ (30,194)    $  271,742

                             STATEMENT OF DIFFERENCES

   The section symbol shall be expressed as.....................   'SS'