Form 10-K/A
period 2002-12-31
WIRELESS TELECOM GROUP INC
filed 2003-04-30
CIK 878828

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number 1-11916

                          WIRELESS TELECOM GROUP, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                           22-2582295
------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

         25 Eastmans Road,
       Parsippany, New Jersey                                    07054
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                 (201) 261-8797
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
           Title of each class                            on which registered
           -------------------                           ---------------------
Common Stock, par value $.01 per share                   American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      none
                                ----------------
                                (Title of Class)

          Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K [X]

          The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on April 30, 2003: $41,022,746

          Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of April 30, 2003: 16,873,678

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Part IV - Certain exhibits listed in    Prior filings made by the Company under
response to Item 15(a)(3)               the Securities Act of 1933 and the
                                        Securities Exchange Act of 1934.

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----

Item 1. Business                                                             3

Item 2. Properties                                                           8

Item 3. Legal Proceedings                                                    8

Item 4. Submission of Matters to a Vote of Security Holders                  8

                                     PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters                                          9

Item 6. Selected Financial Data                                             10

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk         14

Item 8. Financial Statements and Supplementary Data                         14

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                              14

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                 15

Item 11. Executive Compensation                                             17

Item 12. Security Ownership of Certain Beneficial Owners and Management     21

Item 13. Certain Relationships and Related Transactions                     26

Item 14. Controls and Procedures                                            26

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K    27

Signatures                                                                  29

          The Company has amended the 10-K due to changes in Item 1. Business discussion of Research and Development, Item 8. Financial Statements and Supplementary Data, specifically in the footnote Research and Development Costs in Note 1 - Description of Company and Summary of Significant Accounting Policies, to the financial statements, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management, and Item 13. Certain Relationships and Related Transactions. The changes in Items 1 and 8 are to reflect the correct amount of Research and Development expenditures made in 2002. The previous disclosures understated the amount of the expenditures. The correct amount of expenditures are included in the financial statements, therefore, these revised disclosures had no impact in the financial statements. The changes in Items 11, 12 and 13 are to include information previously anticipated to be disclosed in the Proxy by April 30, 2003, but are included herein. Though only these Items are being amended, the Company is refilling the entire Form 10-K.

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

Research and Development

          The Company currently maintains an engineering staff (fifteen individuals as of March 14, 2003) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering-support personnel and were $1,919,000 and $1,153,000 for the years ended December 31, 2002 and 2001, respectively. See Note 1 of Notes to the Financial Statements.

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

Warranty and Service

          The Company provides one-year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required outside the warranty period are not covered by the Company's warranty. See Note 9 of Notes to the Financial Statements.

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

          The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed at an estimated cost to the Company of $300,000. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time (which the Company is unable to predict) as contamination levels satisfactory to the NJDEP are attained. Expenditures incurred by the Company during the year ended December 31, 2002 in connection with the site amounted to approximately $18,000. The Company estimates that expenditures in this regard during the year ending December 31, 2003, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately $20,000. See Note 9 of Notes to the Financial Statements.

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

                             High    Low
                            -----   -----
2002 Fiscal Year
----------------

   1st Quarter              $5.00   $2.84
   2nd Quarter               3.33    2.03
   3rd Quarter               2.20    1.55
   4th Quarter               2.08    1.51

2001 Fiscal Year
----------------

   1st Quarter              $3.38   $1.94
   2nd Quarter               3.40    1.90
   3rd Quarter               3.09    2.03
   4th Quarter               3.04    2.20

          On March 14, 2003, the closing price of the Common stock of the Company as reported was $1.73. On March 14, 2003, the Company had 653 stockholders of record.

          In May 2001, the Company reinstated a dividend policy. The table below details quarterly dividends declared for the past two years.

             Quarterly Dividends Per Share
             -----------------------------
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

-------------------------------------------------------------------------------------------------------------------
Selected Statement of Operations Data:             2002          2001          2000          1999          1998
-------------------------------------------------------------------------------------------------------------------
   Net sales                                    $20,747,707   $19,041,838   $18,450,518   $13,187,719   $13,141,774
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations
      before income taxes                         2,590,768     3,279,271     3,362,702     2,992,768     1,844,267
-------------------------------------------------------------------------------------------------------------------
   Provision for income taxes                       823,150     2,062,000     1,231,462       959,572       386,421
-------------------------------------------------------------------------------------------------------------------
   Net income from continuing operations          1,767,618     1,217,271     2,131,240     2,033,196     1,457,846
-------------------------------------------------------------------------------------------------------------------
Selected Per Share Data:
-------------------------------------------------------------------------------------------------------------------
   Net income from continuing operations per
      common share - diluted                    $       .10   $       .07   $       .11   $       .11   $       .08
-------------------------------------------------------------------------------------------------------------------
   Shares used in computation of earnings per
      share - diluted                            17,340,264    18,046,498    19,724,188    19,327,264    19,434,173
-------------------------------------------------------------------------------------------------------------------
   Cash dividends per common share              $       .08   $       .04   $       .00   $       .00   $       .05
-------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data:
-------------------------------------------------------------------------------------------------------------------
   Working capital                              $23,510,803   $23,318,264   $27,553,331   $26,105,601   $24,002,494
   Total assets                                  32,215,596    32,905,258    37,656,273    36,763,982    27,476,472
   Total liabilities                              4,328,638     4,798,158     5,273,235     6,647,373     2,605,820
   Shareholders' equity                          27,886,958    28,107,100    32,383,038    30,116,609    24,870,652
-------------------------------------------------------------------------------------------------------------------

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

Critical Accounting Policies

          Management's discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of the Company's critical accounting policies, defined as those policies that the Company believes are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

          The current directors and executive officers of the Company are as follows:

Name                                  Age   Position
----                                  ---   --------
Edward Garcia (1)(2)..............    38    Chairman of the Board,  Chief
                                            Executive Officer and President

Marc Wolfsohn ....................    48    Chief Financial Officer

Bent Hessen-Schmidt...............    41    Executive Vice President, Marketing

Henry L. Bachman (4)..............    73    Director

John Wilchek (1)(4)...............    62    Director

Franklin H. Blecher (3)(4)........    74    Director

Karabet 'Gary' Simonyan ..........    67    Director

Michael Manza.....................    67    Director

Andrew Scelba (3).................    71    Director

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

Item 11. Executive Compensation

          The following table sets forth, for the years ended December 31, 2002, 2001 and 2000, the annual and long-term compensation for the Company's Chief Executive Officer and its most highly compensated executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2002 (each, a "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term
                                                                             Compensation
                                           Annual Compensation                  Awards
Name and                          -------------------------------------       Securities           All Other
Principal Position                Year    Salary      Bonus       Other   Underlying Options   Compensation (1)
------------------                ----   --------   --------      -----   ------------------   ----------------
Edward J. Garcia                  2002   $202,208   $ 50,000        --               --              $8,953
   -Chairman of the Board, CEO
   and President (2)              2001   $174,343   $ 50,000(3)     --               --              $8,291

                                  2000   $160,406   $100,000(4)     --          300,000              $8,407

Marc Wolfsohn                     2002   $ 99,662         --        --               --              $1,452
   -Chief Financial Officer (5)

                                  2001   $ 98,642         --        --               --              $  950

                                  2000   $  8,940   $  1,000        --           60,000                  --

----------

(1) Includes the total estimated value for the use of an automobile of $1,710, $1,775, and $1,891 for fiscal years ended December 31, 2002, 2001 and 2000, respectively for Mr. Garcia. Also includes the total premiums paid on split-dollar life insurance for Mr. Garcia, Group Term Life and Accidental Death and Dismemberment Insurance and the matching contribution to the Wireless Telecom Group 401(k) Profit Sharing Plan for Messers, Garcia and Wolfsohn.

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

(5) Mr. Wolfsohn currently serves as the Company's Chief Financial Officer and has done so since March 2001.

                        OPTION GRANTS IN FISCAL YEAR 2002




                                      Individual Grants
                       ------------------------------------------------
                                     Percent Of
                                       Total
                                      Options
                                      Granted                             Potential Realizable Value At
                        Number of        To                                  Assumed Annual Rates Of
                       Securities    Employees    Exercise                Stock Price Appreciation For
                       Underlying     In Fiscal    Of Base                         Option Term
                       Option/SARs      Year        Price    Expiration   -----------------------------
        Name           Granted (#)     2002(1)     ($/Sh)       Date           5% ($)       10% ($)
        ----           -----------   ----------   --------   ----------        ------       -------
Edward J. Garcia            --           --          --          --              --            --
   -Chairman of the
   Board, CEO and
   President

Marc Wolfsohn               --           --          --          --              --            --
   - Chief Financial
   Officer

----------
(1) Based upon a total of 465,000 options granted to all employees and consultants during fiscal year 2002, none of which were granted to Mr. Garcia or Mr. Wolfsohn.

                        AGGREGATE OPTION EXERCISES IN THE
                 YEAR ENDED DECEMBER 31, 2002 AND OPTION VALUES

                                                 Number of Securities          Value of Securities
                                                Underlying Unexercised       Underlying Unexercised
                        Shares                          Options              In-the-Money Options at
                       Acquired                   At Fiscal Year End           Fiscal Year End (1)
                          On        Value    ---------------------------   ---------------------------
        Name           Exercise   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
        ----           --------   --------   -----------   -------------   -----------   -------------
Edward J. Garcia          --         --        390,667        129,333        $12,960         $3,240
   -Chairman of the
   Board, CEO and
   President

Marc Wolfsohn             --         --         29,333         30,667             --             --
   - Chief Financial
   Officer

----------
(1) Based upon the closing market price of the Company's Common Stock ($1.89 per share) on December 31, 2002 minus the exercise price of the in-the-money option, multiplied by the number of shares to which the in-the-money option relates.

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

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee are Messrs. Franklin H. Blecher and Andrew Scelba.

     Currently, none of such persons is an officer or employee of the Company or any of its subsidiaries. During 2002, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee.

     In January 2002, the Company paid a fee to GALEG, LLC for its services in connection with the identification and acquisition of Microlab/FXR. The information described above can be referred to in Item 13, Certain Relationships and Related Transactions.

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

     The Compensation Committee will evaluate the Company's compensation policies on an ongoing basis to determine whether they enable us to attract, retain and motivate key personnel. To meet these objectives, the Company may from time to time increase salaries, award additional stock options or provide other short and long-term incentive compensation to executive officers.

     Mr. Edward J. Garcia has served as the Company's Chief Executive Officer, President and Chairman of the Board of Directors since January 1999. In the fiscal year ended December 31, 2002, Mr. Garcia received $202,208 in salary, $50,000 in bonuses and $8,953 in other compensation. Mr. Garcia's compensation for the 2002 fiscal year was based on his qualitative managerial efforts and business ingenuity. See "Executive Compensation."

The Compensation Committee
-Messrs. Franklin H. Blecher and Andrew Scelba

                                PERFORMANCE GRAPH

     The graph below presents the yearly percentage change in the cumulative total stockholder returns for the Company's Common Stock (WTT) compared with (i) the American Stock Exchange Market Value Index and (ii) a peer group index of 57 companies selected on an industry basis. The graph assumes that the value of the investment in the Company's Common Stock, the American Stock Exchange Market Value Index and the peer group index each was $100 on December 31, 1997 and that all dividends were reinvested. All of the indices include only companies whose common stock has been registered under Section 12 of the Exchange Act, for at least the time frame set forth in the graph.

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

                                             FISCAL YEAR ENDING
                               ---------------------------------------------
                               12/31   12/31   12/31   12/29   12/31   12/31
COMPANY/MARKET/INDEX            1997    1998    1999    2000    2001    2002
--------------------           -----   -----   -----   -----   -----   -----
WIRELESS TELECOM GROUP, INC.    100      30      51      30      47      32
SIC CODE INDEX                  100     108     172     155     103      39
AMEX MARKET INDEX               100      99     123     121     116     111

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

     Under the PSP, participating employees have the right to elect that their contributions to this plan be made from reductions from their compensation paid to them by the Company, up to 100% of their compensation per annum, not to exceed $11,000 for 2002, per the IRS index and in compliance with GUST-EGTRRA. Additionally, effective July 1, 2002, the plan allows certain eligible participants to make additional pre-tax contributions to the plan up to $1,000 in 2002, if they meet the following requirements: They must be eligible to participate in the plans' 401(k) arrangement, they must be at least age 50 or older or will attain age 50 in 2002. These additional contributions known as "catch-up" contributions are in compliance with the EGTRRA and cannot exceed the maximum amount allowed under federal tax laws for that calendar year. Participating employees are entitled to full distribution of their share of the Company's contribution under this plan upon their death, total disability, when they reach Normal Retirement Age (age 60) or when they reach Early Retirement Age (age 55). If their employment is terminated earlier, their share of the Company's contributions will depend upon their number of years of employment with the Company.

     All participating employees have the right to receive 100% of their own contributions to the PSP upon any termination of employment. Apart from the Company's and employees' contributions, they may receive investment earnings relating to the funds in their account under this plan.

     Benefits under the PSP are payable to eligible employees in a single lump sum or in installments upon termination of their employment, although in-service withdrawals are permitted under certain circumstances. If more than 60% of its contributions are allocated to key employees, the Company will be compelled to contribute 3% of their annual compensation to each participating non-key employee's account for that year. If the Company terminates this plan, participating employees are entitled to 100% of the Company's contributions credited to their accounts. Company contributions to the plan for Fiscal 2002 and Fiscal 2001 aggregated $99,947 and $67,060, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the Company's Common Stock owned as of April 30, 2003 by (i) each person who is known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director and director nominee and Named Executive Officer, and (iii) all officers and directors as a group without naming them. Except as otherwise set forth below, the address of each such person is c/o Wireless Telecom Group, Inc., 25 Eastmans Road, Parsippany, New Jersey, 07054. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 30, 2003, are deemed outstanding; however, such shares are not deemed outstanding for purposes of computing the ownership percentage of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                Amount and Nature of
    Names and Addresses       Beneficial Ownership (1)   Percentage Owned(2)
---------------------------   ------------------------   -------------------
Edward J. Garcia (3)                   465,667                   2.8%

John Wilchek (4)                        92,000                      *

Franklin H. Blecher (5)                 81,500                      *

Henry Bachman (6)                       65,000                      *

Karabet "Gary" Simonyan (7)             40,000                      *

Michael Manza (8)                       20,000                      *

Andrew Scelba (9)                            0                      *

Marc Wolfsohn (10)                      29,533                      *

Bent Hessen-Schmidt (11)                18,750                      *

All officers and directors             812,450                   4.8%
as a group (9 persons) (12)

FMR Corp.
82 Devonshire Street                 1,389,600                   8.2%
Boston, MA 02109 (13)

----------
*    Less than one percent.

(1) Except as otherwise set forth in the footnotes below, all shares are beneficially owned, and the sole voting and investment power is held by the persons named.

(2) Based upon 16,873,678 shares of Common Stock outstanding as of the April 30, 2003 and 656 stockholders of record.

(3) Ownership consists of 75,000 shares of Common Stock and 390,667 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 30, 2003. Excludes an aggregate of 129,333 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of April 30, 2003.

(4) Ownership consists of 12,000 shares of Common Stock and 80,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 30, 2003. Excludes 20,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2003.

(5) Ownership consists of 21,500 shares of Common Stock and 60,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 30, 2003. Excludes 20,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2003.

(6) Ownership includes 1,000 shares of Common Stock and 64,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 30, 2003. Excludes 16,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2003.

(7) Ownership includes 20,000 shares of Common Stock and 20,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 30, 2003. Excludes 60,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2003.

(8) Ownership includes 0 shares of Common Stock and 20,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 30, 2003. Excludes 60,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2003.

(9) Ownership includes 0 shares of Common Stock and 0 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 30, 2003. Excludes 80,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2003.

(10) Ownership consists of 200 shares of Common Stock and 29,333 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 30, 2003. Excludes 30,667 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2003.

(11) Ownership consists of 0 shares of Common Stock and 18,750 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 30, 2003. Excludes 56,250 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2003.

(12) Ownership consists of 129,700 shares of the Company's Common Stock and 682,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 30, 2003. Excludes 472,250 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of April 30, 2003.

(13) Based on information set forth in Schedule 13-G, dated December 31, 2002, filed with the Commission on February 14, 2003.

Director Compensation

     Director Fees. Directors who are not employees of the Company are compensated for their services according to a standard arrangement authorized by a resolution of the Board of Directors. Such directors are paid a retainer of $2,000 for each meeting of the Board of Directors attended by such director.

Director and Officer Liability

     New Jersey's Business Corporation Act permits New Jersey corporations to include in their certificates of incorporation a provision eliminating or limiting the personal liability of directors and officers of the corporation for damages arising from certain breaches of fiduciary duty. The Company's Certificate of Incorporation includes a provision eliminating the personal liability of directors and officers to the Company and its stockholders for damages to the maximum extent permitted by New Jersey law, including exculpation for acts of omissions in violation of directors' and officers' fiduciary duties of care. Under current New Jersey law, liability is not eliminated in the case of a breach of a director's or officer's duty of loyalty (i.e., the duty to refrain from transactions involving improper conflicts of interest) to the Company or its stockholders, the failure to act in good faith, the knowing violation of law or the obtainment of an improper personal benefit. The Company's Certificate of Incorporation does not have an effect on the availability of equitable remedies (such as an injunction or rescissions) for breach of fiduciary duty. However, as a practical matter, equitable remedies may not be available in particular circumstances. The Company also has in effect under a policy effective April 1, 2003, and expiring on April 1, 2004, insurance covering all of its directors and officers against certain liabilities and reimbursing the Company for obligations for which it occurs as a result of its indemnification of such directors, officers and employees.

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

Item 13. Certain Relationships and Related Transactions

     In January 2002, the Company paid $140,000 to GALEG, LLC for its services in connection with the identification and acquisition of Microlab/FXR. Mr. Karabet "Gary" Simonyan and members of his immediate family are among the members of GALEG, LLC. Mr. Simonyan is the Company's founder and past Chairman of the Board, Chief Executive Officer and President. These services and compensation all occured before Mr. Simonyan rejoined the Board as a Director in March 2002.

     Lazar Levine & Felix, LLP has been our independent auditors since 1991, and the Board of Directors desires to continue to engage the services of this firm for the fiscal year ending December 31, 2003. Accordingly, the Board of Directors, upon the recommendation of the Audit Committee, has reappointed Lazar Levine & Felix LLP to audit the Company and its subsidiaries financial statements for fiscal year 2003 and to report on these financial statements.

     Representatives of Lazar Levine & Felix LLP are expected to be present at the annual meeting and will have the opportunity to make statements if they so desire and to respond to appropriate questions from our stockholders.

Item 14. Controls and Procedures

          (a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K/A, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     .

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

                                   WIRELESS TELECOM GROUP, INC.


     Date: April 30, 2003              By: /s/ Edward Garcia
                                           -------------------------------------
                                       Edward Garcia, Chairman of the Board,
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                      Title                 Date
         ----                      -----                 ----


/s/ Edward Garcia         Chairman of the Board,    April 30, 2003
-----------------------
Edward Garcia             Chief Executive Officer


/s/ Marc Wolfsohn         Chief Financial Officer   April 30, 2003
-----------------------
Marc Wolfsohn


/s/ John Wilchek          Director                  April 30, 2003
-----------------------
John Wilchek


/s/ Franklin H. Blecher   Director                  April 30, 2003
-----------------------
Franklin H. Blecher


/s/                       Director
-----------------------
Henry L. Bachman


/s/ Karabet Simonyan      Director                  April 30, 2003
-----------------------
Karabet Simonyan


/s/                       Director
-----------------------
Michael Manza


/s/                       Director
-----------------------
Andrew Scelba


/s/ Reed DuBow            Controller                April 30, 2003
-----------------------
Reed DuBow

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

                                                                Page(s)
                                                                -------
Independent Auditors' Report                                      F-2

Consolidated Financial Statements:

   Balance Sheets as of December 31, 2002 and 2001                F-3

   Statements of Operations for the Three Years in the Period
      Ended December 31, 2002                                     F-4

   Statement of Changes in Shareholders' Equity for the Three
      Years in the Period Ended December 31, 2002                 F-5

   Statements of Cash Flows for the Three Years in the Period
      Ended December 31, 2002                                     F-6

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


                                                    /s/ LAZAR LEVINE & FELIX LLP
                                                    ----------------------------
                                                    LAZAR LEVINE & FELIX LLP

New York, New York
March 7, 2003

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

                                                                                       December 31,
                                                                                -------------------------
                                                                                   2002           2001
                                                                                -----------   -----------
                                   - ASSETS -

CURRENT ASSETS:
   Cash and cash equivalents                                                    $15,523,180   $15,138,640
   Accounts receivable - net of allowance for doubtful accounts of
      $175,838 and $113,950 for 2002 and 2001, respectively                       3,087,983     2,867,538
   Inventories                                                                    5,484,622     6,316,085
   Current portion of deferred tax benefit (Note 8)                                 106,000       140,000
   Prepaid expenses and other current assets                                        508,447       476,454
                                                                                -----------   -----------
TOTAL CURRENT ASSETS                                                             24,710,232    24,938,717
                                                                                -----------   -----------

PROPERTY, PLANT AND EQUIPMENT - NET (Notes 2 and 4)                               5,573,316     5,499,540
                                                                                -----------   -----------

OTHER ASSETS:
   Goodwill                                                                       1,351,392     1,351,392
   Deferred tax benefit (Note 8)                                                    386,956       364,927
   Other assets (Note 3)                                                            193,700       750,682
                                                                                -----------   -----------
TOTAL OTHER ASSETS                                                                1,932,048     2,467,001
                                                                                -----------   -----------

TOTAL ASSETS                                                                    $32,215,596   $32,905,258
                                                                                ===========   ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                             $   692,383   $   660,249
   Accrued expenses and other current liabilities                                   469,645       760,868
   Current portion of mortgage payable (Note 4)                                      37,401        34,686
   Income taxes payable (Note 8)                                                         --       164,650
                                                                                -----------   -----------
TOTAL CURRENT LIABILITIES                                                         1,199,429     1,620,453
                                                                                -----------   -----------

LONG TERM LIABILITIES:
   Mortgage payable (Note 4)                                                      3,129,209     3,166,609
   Other                                                                                 --        11,096
                                                                                -----------   -----------
TOTAL LONG TERM LIABILITIES                                                       3,129,209     3,177,705
                                                                                -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 9 and 10)

SHAREHOLDERS' EQUITY (Note 5):
   Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued             --            --
      and 19,807,677 shares issued for 2002 and 2001, respectively                  198,754       198,077
   Additional paid-in capital                                                    12,904,589    12,792,657
   Retained earnings                                                             22,379,333    21,979,416
   Treasury stock, at cost - 2,994,500 and 2,654,400 shares for 2002 and
      2001, respectively                                                         (7,595,718)   (6,863,050)
                                                                                -----------   -----------
                                                                                 27,886,958    28,107,100
                                                                                -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $32,215,596   $32,905,258
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

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.


                                                                             For the Year Ended December 31,
                                                                         ---------------------------------------
                                                                             2002          2001          2000
                                                                         -----------   -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                            $ 1,767,618   $ 1,217,271   $ 2,131,240
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Impairment of goodwill                                                      --     2,032,051            --
      Non cash compensation                                                       --            --       258,750
      Depreciation and amortization                                          592,611       539,743       489,809
      Deferred income taxes (benefit)                                         11,971      (294,492)      121,390
      Provision for losses on accounts receivable                             11,889        43,192        26,077
      Write down of investment - other assets                                499,000            --            --
      Other income                                                           (11,096)      (66,672)      (66,672)
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                            (232,334)      868,953    (1,108,897)
      Decrease (increase) in inventory                                       831,463      (745,317)   (1,806,808)
      Decrease (increase) in prepaid expenses and other current assets        46,378      (259,019)    1,609,399
      (Decrease) in accounts payable and accrued expenses                   (259,088)     (779,681)     (545,288)
      Net cash provided by operating activities                            3,093,762     2,706,679       890,609
                                                                         -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Microlab/FXR net of cash received of $2,965,125                  --    (3,170,206)           --
   Purchase of investment - other assets                                     (16,000)           --      (500,000)
   Capital expenditures                                                     (666,072)     (315,159)     (363,138)
   Officers' life insurance                                                   (4,703)       (8,553)       (4,629)
                                                                         -----------   -----------   -----------
      Net cash (used for) investing activities                           (686,775)   (3,493,918)     (867,767)
                                                                         -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of mortgage note                                                 (34,687)      (32,168)      (28,022)
   Payment of long term debt                                                      --            --      (215,932)
   Related party loans                                                            --            --      (218,970)
   Dividends paid                                                         (1,367,701)     (704,257)           --
   Proceeds from exercise of stock options                                   112,609        44,062       424,776
   Acquisition of treasury stock                                            (732,668)   (4,833,014)     (759,201)
                                                                         -----------   -----------   -----------
      Net cash (used for) financing activities                         (2,022,447)   (5,525,377)     (797,349)
                                                                         -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         384,540    (6,312,616)     (774,507)

   Cash and cash equivalents, at beginning of year                        15,138,640    21,451,256    22,225,763
                                                                         -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                $15,523,180   $15,138,640   $21,451,256
                                                                         ===========   ===========   ===========

SUPPLEMENTAL INFORMATION:
   Cash paid during the year for:
      Taxes                                                              $   869,580   $ 2,397,853   $ 1,518,297
      Interest                                                           $   240,849   $   243,367   $   320,711

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

          Inventories consist of:

                                                               December 31,
                                                         -----------------------
                                                             2002        2001
                                                         ----------   ----------
          Raw materials                                  $4,204,838   $4,478,862
          Work-in-process                                   332,506      784,058
          Finished goods                                    947,278    1,053,165
                                                         ----------   ----------
                                                         $5,484,622   $6,316,085
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

          Research and Development Costs:

          Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 2002, 2001 and 2000 were $1,918,593,
          $1,152,985 and $1,124,392, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Wireless Telecom Group, Inc.

NOTE 5 - SHAREHOLDERS' EQUITY (Continued):

                                 EQUITY COMPENSATION PLAN INFORMATION
===============================================================================================
                       (a)                    (b)                           (c)
===============================================================================================
               Number of securities                          Number of securities remaining
               to be issued upon      Weighted-average       available for future issuance
               exercise of            exercise price of      under equity compensation plans
Plan           outstanding options,   outstanding options,   (excluding securities reflected in
Category       warrants and rights    warrants and rights    column (a))
===============================================================================================
Equity
compensation
plans
approved by
security
holders (1)          2,646,713                $2.49                        687,000
===============================================================================================
Equity
compensation
plans not
approved by
security
holders                      0                    0                              0
===============================================================================================
Total                2,646,713                $2.49                        687,000
===============================================================================================

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Wireless Telecom Group, Inc.

NOTE 6 - OPERATIONAL INFORMATION AND EXPORT SALES (Continued):

          Export sales which are all transacted in US dollars, were approximately 34%, 37% and 26% of total sales for the years ended December 31, 2002, 2001 and 2000, respectively. Export sales by geographic location are as follows:

                                               2002         2001         2000
                                            ------------------------------------
          Asia                              $3,391,000   $2,162,000   $1,845,000
          Europe                             3,047,000    3,074,000    2,527,000
          Other                                655,000    1,750,000      423,000
                                            ------------------------------------
                                            $7,093,000   $6,986,000   $4,795,000
                                            ====================================

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

NOTE 8 - INCOME TAXES:

          The components of income tax expense related to income are as follows:

                                                          December 31,
                                              ----------------------------------
                                                2002        2001         2000
                                              ----------------------------------
          Current:
             Federal                          $553,887   $2,156,780   $  962,390
             State                             193,263      496,890      225,929
          Deferred:
             Federal                            57,000     (556,400)      34,514
             State                              19,000      (35,270)       8,629
                                              ----------------------------------
                                              $823,150   $2,062,000   $1,231,462
                                              ==================================

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

          The components of deferred income taxes are as follows:

                                                                      December 31,
                                                                ------------------------
                                                                   2002          2001
                                                                ------------------------
          Deferred tax assets:
             Uniform capitalization of inventory costs for
                tax purposes                                    $   37,927   $   113,602
             Allowances for doubtful accounts                      100,338        47,858
             Deferred costs                                         98,425       189,000
             Tax effect of goodwill impairment                     298,798       851,666
             Net operating loss carryforward (Boonton Note 1)      541,034       781,492
                                                                ----------   -----------
                                                                 1,076,522     1,983,618
             Valuation allowance for deferred tax assets          (466,413)   (1,362,891)
                                                                ----------   -----------
                                                                   610,109       620,727
          Deferred tax liabilities:
             Tax over book depreciation                            (75,829)      (79,800)
             Other                                                 (41,324)      (36,000)
                                                                ----------   -----------
          Net deferred tax asset                                $  492,956   $   504,927
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Wireless Telecom Group, Inc.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

          The following is a summary of selected quarterly financial data from continuing operations (in thousands, except per share amounts).

                                                              Quarter
                                                ---------------------------------
          2002                                    1st      2nd      3rd      4th
          ----                                  ------   ------   ------   ------
          Net sales                             $5,082   $5,541   $5,106   $5,019
          Gross profit                           2,245    2,628    2,396    2,615
          Operating income                         507      785      626      781
          Net income                               369      536      432      431

          Diluted net income per share          $  .02   $  .03   $  .03   $  .02

                                                              Quarter
                                                ----------------------------------
          2001                                    1st      2nd      3rd       4th
          ----                                  ------   ------   ------   -------
          Net sales                             $5,780   $5,335   $4,265   $ 3,662
          Gross profit                           3,175    2,725    2,467     1,999
          Operating income (loss)(1)(2)          1,651    1,123      957    (1,342)
          Net income (loss)                      1,224      873      718    (1,598)

          Diluted net income (loss) per share   $  .07   $  .05   $  .04     ($.09)

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

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward Garcia, certify that:

1. I have reviewed this annual report on Form 10-K/A of Wireless Telecom Group, Inc.;

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

Date: April 30, 2003


                                          /s/Edward Garcia
                                          --------------------------------------
                                          Edward Garcia
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marc Wolfsohn, certify that:

1. I have reviewed this annual report on Form 10-K/A of Wireless Telecom Group, Inc.;

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

Date: April 30, 2003


                                          /s/ Marc Wolfsohn
                                          --------------------------------------
                                          Marc Wolfsohn
                                          Chief Financial Officer
                                          (Principal Financial Officer)





                      STATEMENT OF DIFFERENCES

The section symbol shall be expressed as...............................'SS'