Form 10-Q
period 2003-03-31
WIRELESS TELECOM GROUP INC
filed 2003-05-15
CIK 878828

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to _______

                             Commission file number

                                     1-11916

                          WIRELESS TELECOM GROUP, INC.
             (Exact name of registrant as specified in its charter)

           New Jersey                                            22-2582295
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

            25 Eastmans Road
        Parsippany , New Jersey                                    07054
(Address of Principal Executive Offices)                         (Zip Code)

                                 (201) 261-8797
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined on Exchange Act Rule 12b-2). YES [_] NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock -  Par Value $.01                                    16,873,678
           Class                                              Outstanding Shares
                                                                At May 13, 2003

                          WIRELESS TELECOM GROUP, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                                       Page(s)
             Item 1 -- Consolidated Financial Statements:

                       Condensed Balance Sheets as of March 31, 2003
                          (unaudited) and December 31, 2002                                3

                       Condensed Statements of Operations for the Three
                          Months Ended March 31, 2003 and 2002 (unaudited)                 4

                       Condensed Statements of Cash Flows for the Three Months
                          Ended March 31, 2003 and 2002 (unaudited)                        5

                       Notes to Interim Condensed Financial Statements (unaudited)     6 - 7

             Item 2 -- Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                         8 - 11

             Item 3 -- Quantitative and Qualitative Disclosures About Market Risk         11

             Item 4 -- Controls and Procedures                                            11

PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                                  12

             Item 2 -- Changes in Securities                                              12

             Item 3 -- Defaults upon Senior Securities                                    12

             Item 4 -- Submission of Matters to a Vote of Security Holders                12

             Item 5 -- Other Information                                                  12

             Item 6 -- Exhibits and Reports on Form 8-K                                   12

    Signatures                                                                       13 - 15

    Exhibit 11.1                                                                          16

    Exhibit 99.1                                                                          17

    Exhibit 99.2                                                                          18

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -
                                                                           MARCH 31,    DECEMBER 31,
                                                                             2003           2002
                                                                          -----------   ------------
                                                                          (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                              $15,507,900   $15,523,180
   Accounts receivable -- net of allowance for doubtful accounts of
      $216,341 and $175,838 for 2003 and 2002, respectively                 2,666,243     3,087,983
   Inventories                                                              5,719,105     5,484,622
   Current portion of deferred tax asset                                      106,000       106,000
   Prepaid expenses, taxes and other current assets                           423,792       508,447
                                                                          -----------   -----------
TOTAL CURRENT ASSETS                                                       24,423,040    24,710,232
                                                                          -----------   -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                         5,530,573     5,573,316
                                                                          -----------   -----------

OTHER ASSETS:
   Goodwill (Note 4)                                                        1,351,392     1,351,392
   Deferred tax asset                                                         386,956       386,956
   Other assets                                                               185,893       193,700
                                                                          -----------   -----------
TOTAL OTHER ASSETS                                                          1,924,241     1,932,048
                                                                          -----------   -----------
TOTAL ASSETS                                                              $31,877,854   $32,215,596
                                                                          ===========   ===========

               - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                       $   702,577   $   692,383
   Accrued expenses and other current liabilities                             455,592       469,645
   Current portion of mortgage payable                                         38,112        37,401
                                                                          -----------   -----------
TOTAL CURRENT LIABILITIES                                                   1,196,281     1,199,429
                                                                          -----------   -----------
LONG TERM LIABILITIES:
   Mortgage payable                                                         3,119,409     3,129,209
                                                                          -----------   -----------
TOTAL LONG TERM LIABILITIES                                                 3,119,409     3,129,209
                                                                          -----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 3):
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
      none issued                                                                  --            --
   Common stock, $.01 par value, 75,000,000 shares authorized,
      19,875,378 shares issued, in 2003 and 2002                              198,754       198,754
   Additional paid-in-capital                                              12,904,589    12,904,589
   Retained earnings                                                       22,160,250    22,379,333
   Treasury stock at cost, - 3,049,700 and 2,994,500, in 2003 and 2002,
      respectively                                                         (7,701,429)   (7,595,718)
                                                                          -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                                                 27,562,164    27,886,958
                                                                          -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $31,877,854   $32,215,596
                                                                          ===========   ===========

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                 For the Three Months
                                   Ended March 31,
                               -----------------------
                                  2003         2002
                               ----------   ----------
NET SALES                      $4,152,642   $5,082,312
                               ----------   ----------
COSTS AND EXPENSES:
   Cost of sales                2,068,628    2,725,892
   Operating expenses           2,001,277    1,826,620
   Interest and other income     (154,384)    (136,083)
   Interest expense                59,796       60,456
                               ----------   ----------

TOTAL COSTS AND EXPENSES        3,975,317    4,476,885
                               ----------   ----------

INCOME BEFORE INCOME TAXES        177,325      605,427

PROVISION FOR INCOME TAXES         59,181      236,775
                               ----------   ----------

NET INCOME                     $  118,144   $  368,652
                               ==========   ==========

NET INCOME PER COMMON
SHARE (Note 2):

   BASIC                       $     0.01   $     0.02
                               ==========   ==========

   DILUTED                     $     0.01   $     0.02
                               ==========   ==========

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                         -------------------------
                                                                             2003          2002
                                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $   118,144   $   368,652
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      Depreciation and amortization                                          113,876       115,756
      Provision for losses on accounts receivable                             40,503         6,428
      Other income                                                                --       (11,096)
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                             381,237      (497,459)
      (Increase) decrease in inventories                                    (234,483)      121,816
      Decrease (increase) in prepaid expenses and other current assets        94,030       (63,548)
      (Decrease) in accounts payable and accrued expenses                     (3,859)     (214,123)
      Increase in income taxes payable                                            --       127,400
                                                                         -----------   -----------
         Net cash provided by (used for) operating activities                509,448       (46,174)
                                                                         -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                   (70,334)     (189,115)
      Increase in real estate escrow                                          (2,368)       (2,368)
                                                                         -----------   -----------
         Net cash (used for) investing activities                            (72,702)     (191,483)
                                                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments of mortgage note                                               (9,088)       (8,427)
      Acquisition of treasury stock                                         (105,711)      (36,025)
      Cash dividends paid                                                   (337,227)     (343,198)
      Proceeds from exercise of stock options                                     --       104,172
                                                                         -----------   -----------
         Net cash (used for) financing activities                           (452,026)     (283,478)
                                                                         -----------   -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (15,280)     (521,135)

   Cash and cash equivalents, at beginning of year                        15,523,180    15,138,640
                                                                         -----------   -----------
   CASH AND CASH EQUIVALENTS, AT END OF PERIOD                           $15,507,900   $14,617,505
                                                                         ===========   ===========

SUPPLEMENTAL INFORMATION:
      Cash paid during the period for:
            Taxes                                                        $     1,300   $    32,000

            Interest                                                     $    59,796   $    60,456

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed, consolidated balance sheet as of March 31, 2003 and the condensed, consolidated statements of operations for the three month periods ended March 31, 2003 and 2002 and the condensed, consolidated statements of cash flows for the three month periods ended March 31, 2003 and 2002 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc.

     In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's results for the interim periods being presented. The balances of certain accounts have been reclassified to improve the ease of reading and understanding of the financial statements, including the reclassification of Microlab/FXR's engineering and research and development expenses from cost of sales to operating expenses, similar to the other two companies. Such reclassifications have absolutely no effect on the Company's Total Shareholders' Equity, Net Income, Net Income Per Common Share or Cash and Cash Equivalents.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein, since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

     The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 - SHAREHOLDERS' EQUITY

     During the three months ended March 31, 2003, the Company repurchased 55,200 shares of its common stock, pursuant to a stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001. The total cost of these shares was $105,711 and the cost per share ranged between $1.69 and $2.02.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized, but will be tested for impairment periodically. During 2002, the goodwill relating to the acquisition of Microlab/FXR was tested for impairment by an independent valuation consulting firm for the transition period and again for the year ended December 31, 2002. The conclusions of both valuations were that this goodwill was not impaired under Statement of Financial Accounting Standards No. 142 requirements for goodwill impairment testing. Since there was no impairment of the goodwill, there is no impact on the earnings and financial position of the Company for the three month periods ended March 31, 2003 and 2002. Additional testing will be done at the end of this year and each year going forward to continue to test for impairment of goodwill.

NOTE 5 - ACCOUNTING FOR STOCK OPTIONS

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

     The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:

                                   For the Three Months
                                     Ended March 31,
                                   --------------------
                                     2003       2002
                                   --------   --------
     Net income:
        As reported                $118,144   $368,652
        Pro forma                    65,336    317,494
     Basic earnings per share:
        As reported                $    .01   $    .02
        Pro forma                       .00        .02
     Diluted earnings per share:
        As reported                $    .01   $    .02
        Pro forma                       .00        .02

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc., and its operating subsidiaries, Boonton Electronics Corporation and Microlab/FXR (collectively, the "Company"), develop, manufacture and market a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters and high-power passive microwave components. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 (ii) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2003 and 2002 and (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of the financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of the Company's critical accounting policies, defined as those policies that the Company believes are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

For the three months ended March 31, 2003 as compared to the corresponding period of the previous year, net sales decreased to $4,153,000 from $5,082,000, a decrease of $929,000 or 18.3%. The decrease for the quarter ended March 31, 2003 is due to the continuing overall softness in the wireless telecommunications and infrastructure markets.

Gross profit on net sales for the quarter ended March 31, 2003 was $2,084,000 or 50.2% as compared to $2,356,000 or 46.4% for the three months ended March 31, 2002. Gross profit is lower in 2003 than in 2002 primarily due to lower sales volume, but the gross margin is higher in 2003 due to lower manufacturing labor and overhead costs. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the quarter ended March 31, 2003 were $2,001,000 or 48.2% of net sales as compared to $1,827,000 or 35.9% of net sales for the quarter ended March 31, 2002.

For the three months ended March 31, 2003 as compared to the same period of the prior year, operating expenses increased in dollars by $174,000. These increases are primarily due to increases in research and development expense of $141,000 and sales and marketing expense of $50,000, offset by a decrease in commission expense of $39,000.

Interest and other income increased by $18,000 for the three months ended March 31, 2003. The increase is primarily due to increased returns on short-term investments in 2003.

Net income decreased to $118,000, or $.01 per share (diluted), for the three months ended March 31, 2003 as compared to $369,000, or $.02 per share (diluted) for the three months ended March 31, 2002. The explanation of these changes can be derived from the analysis given above of operations for the three month periods ending March 31, 2003 and 2002, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has decreased by $284,000 to $23,227,000 at March 31, 2003, from $23,511,000 at December 31, 2002. At March 31, 2003 the Company
had a current ratio of 20.4 to 1, and a ratio of debt to net worth of 0.16 to 1. At December 31, 2002 the Company had a current ratio of 20.6 to 1, and a ratio of debt to net worth of 0.16 to 1.

The Company realized cash provided by operations of $509,000 for the three month period ending March 31, 2003. The primary source of these funds was cash provided by net income of $118,000, a decrease in accounts receivable of $381,000, and a non-cash adjustment for depreciation and amortization of $114,000, partially offset by an increase in inventories of $234,000.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

Net cash used for operating activities for the comparable period in 2002 was $46,000. This use of funds was primarily due to an increase in accounts receivable of $497,000, a decrease in accounts payable and accrued expenses of $214,000, partially offset by net income of $369,000, an increase in income taxes payable of $127,000 and a decrease in inventories of $122,000.

Net cash used for investing activities for the three months ended March 31, 2003 was $73,000. The primary use of these funds was capital expenditures of $70,000. For the three months ended March 31, 2002, net cash used for investing activities was $191,000. The primary use of these funds was capital expenditures of $189,000.

Net cash used for financing activities for the three months ended March 31, 2003 was $452,000. The primary use of these funds was for dividends paid in the amount of $337,000 and acquisition of treasury stock in the amount of $106,000. Net cash used for financing activities in the same period of 2002 was $283,000. The primary use of these funds was for dividends paid in the amount of $343,000 and acquisition of treasury stock in the amount of $36,000, partially offset by proceeds from the exercise of company stock options in the amount of $104,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a credit facility with one of its major banks for the express purpose of purchasing components from an Asian supplier under a letter of credit. The Company has paid for the components received thus far during 2003. Should the Company not make payment directly, the credit facility would be utilized. The credit facility bears interest based on interest rates tied to the prime rate, which may fluctuate over time based on economic conditions.

ITEM 4 - CONTROLS AND PROCEDURES

a) On May 9, 2003, our Chief Executive Officer and Chief Financial Officer participated in a meeting during which there was an evaluation of our disclosure controls and procedures. They have advised us that based on such evaluation, they believe such controls and procedures are effective.

b) Our Chief Executive Officer and Chief Financial Officer are involved in ongoing evaluations of internal controls. In May 2003, in anticipation of the filing of this Form 10-Q, they reviewed the evaluation of our internal controls prepared by our independent auditors in connection with their audit of our fiscal year ended December 31, 2002. Our Chief Executive Officer and Chief Financial Officer have advised us that, based on such review, they determined that, since the date of the auditor's evaluation, there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls subsequent to such evaluation.

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

                                            WIRELESS TELECOM GROUP, INC.
                                            (Registrant)


Date:  May 13, 2003                         /s/ Edward Garcia
                                            ------------------------------------
                                            Edward Garcia
                                            Chairman and Chief Executive Officer


Date:  May 13, 2003                         /s/ Marc Wolfsohn
                                            ------------------------------------
                                            Marc Wolfsohn
                                            Chief Financial Officer

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

Date: May 13, 2003


                                           /s/ Edward Garcia
                                           -------------------------------------
                                           Edward Garcia
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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

Date: May 13, 2003


                                           /s/ Marc Wolfsohn
                                           -------------------------------------
                                           Marc Wolfsohn
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as...................................'SS'