Form 10-Q
period 2003-06-30
WIRELESS TELECOM GROUP INC
filed 2003-08-14
CIK 878828

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                         For the Quarterly Period Ended
                                  June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


      For the transition period from            to
                                     ---------      -------


                             Commission file number

                                     1-11916

                          WIRELESS TELECOM GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


             New Jersey                                          22-2582295
   -------------------------------                               ----------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

            25 Eastmans Road
         Parsippany, New Jersey                                    07054
----------------------------------------                           -----
(Address of principal executive offices)                         (Zip Code)

                                 (201) 261-8797
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]    NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined on Exchange Act Rule 12b-2).  YES [ ]    NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock - Par Value $.01                               16,937,678
-----------------------------                            ------------------
            Class                                        Outstanding Shares
                                                         At August 12, 2003

                          WIRELESS TELECOM GROUP, INC.

                                Table of Contents

PART I. FINANCIAL INFORMATION                                                            Page(s)
             Item 1 -- Consolidated Financial Statements:

                       Condensed Balance Sheets as of June 30, 2003
                         (unaudited) and December 31, 2002                                     3

                       Condensed Statements of Operations for the Three and Six
                         Months Ended June 30, 2003 and 2002 (unaudited)                       4

                       Condensed Statements of Cash Flows for the Six
                         Months Ended June 30, 2003 and 2002 (unaudited)                       5

                       Notes to Interim Condensed Financial Statements (unaudited)         6 - 7

             Item 2 -- Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                              8 - 11

             Item 3 -- Quantitative and Qualitative Disclosures About Market Risk             11

             Item 4 -- Controls and Procedures                                                11

PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                                      12

             Item 2 -- Changes in Securities                                                  12

             Item 3 -- Defaults upon Senior Securities                                        12

             Item 4 -- Submission of Matters to a Vote of Security Holders                    12

             Item 5 -- Other Information                                                      12

             Item 6 -- Exhibits and Reports on Form 8-K                                       12

Signatures                                                                                    13

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       2003                 2002
                                                                                  ------------          ------------
                                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $ 15,732,882          $ 15,523,180
   Accounts receivable -- net of allowance for doubtful accounts of
     $191,930 and $175,838 for 2003 and 2002, respectively                           2,892,046             3,087,983
   Inventories                                                                       5,702,235             5,484,622
   Current portion of deferred tax asset                                               106,000               106,000
   Prepaid expenses, taxes and other current assets                                    470,199               508,447
                                                                                  ------------          ------------
TOTAL CURRENT ASSETS                                                                24,903,362            24,710,232
                                                                                  ------------          ------------
PROPERTY, PLANT AND EQUIPMENT - NET                                                  5,464,015             5,573,316
                                                                                  ------------          ------------
OTHER ASSETS:
   Goodwill (Note 4)                                                                 1,351,392             1,351,392
   Deferred tax asset                                                                  386,956               386,956
   Other assets                                                                        178,086               193,700
                                                                                  ------------          ------------
TOTAL OTHER ASSETS                                                                   1,916,434             1,932,048
                                                                                  ------------          ------------
TOTAL ASSETS                                                                      $ 32,283,811          $ 32,215,596
                                                                                  ============          ============
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable                                                               $    957,733          $    692,383
   Accrued expenses and other current liabilities                                      396,813               469,645
   Current portion of mortgage payable                                                  38,837                37,401
                                                                                  ------------          ------------
TOTAL CURRENT LIABILITIES                                                            1,393,383             1,199,429
                                                                                  ------------          ------------
LONG TERM LIABILITIES:
   Mortgage payable                                                                  3,109,424             3,129,209
                                                                                  ------------          ------------
TOTAL LONG TERM LIABILITIES                                                          3,109,424             3,129,209
                                                                                  ------------          ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Notes 3 and 5):
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                             -                     -
   Common stock, $.01 par value, 75,000,000 shares authorized, 19,987,378
     and 19,875,378 issued for 2003 and 2002, respectively                             199,874               198,754
   Additional paid-in-capital                                                       13,092,469            12,904,589
   Retained earnings                                                                22,190,090            22,379,333
   Treasury stock at cost, - 3,049,700 and 2,994,500, in 2003 and 2002,
     respectively (Note 3)                                                          (7,701,429)           (7,595,718)
                                                                                  ------------          ------------
TOTAL SHAREHOLDERS' EQUITY                                                          27,781,004            27,886,958
                                                                                  ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 32,283,811          $ 32,215,596
                                                                                  ============          ============

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         For the Three Months                  For the Six Months
                                            Ended June 30,                       Ended June 30,
                                    -----------------------------         ------------------------------
                                       2003               2002               2003                2002
                                    ----------         ----------         ----------         -----------
NET SALES                           $4,835,975         $5,540,891         $8,988,617         $10,623,203
                                    ----------         ----------         ----------         -----------
COSTS AND EXPENSES:
   Cost of sales                     2,455,921          2,752,564          4,524,383           5,478,206
   Operating expenses                1,932,763          1,981,426          3,934,206           3,808,296
   Interest and other income          (188,396)          (125,286)          (342,780)           (261,369)
   Interest expense                     59,623             60,295            119,419             120,751
                                    ----------         ----------         ----------         -----------
TOTAL COSTS AND EXPENSES             4,259,911          4,668,999          8,235,228           9,145,884
                                    ----------         ----------         ----------         -----------
INCOME BEFORE INCOME TAXES             576,064            871,892            753,389           1,477,319
PROVISION FOR INCOME TAXES             208,738            336,026            267,919             572,801
                                    ----------         ----------         ----------         -----------
NET INCOME                          $  367,326         $  535,866         $  485,470         $   904,518
                                    ==========         ==========         ==========         ===========
NET INCOME PER COMMON
SHARE (Note 2):
    BASIC                           $     0.02         $     0.03         $     0.03         $      0.05
                                    ==========         ==========         ==========         ===========
    DILUTED                         $     0.02         $     0.03         $     0.03         $      0.05
                                    ==========         ==========         ==========         ===========

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                         --------------------------------
                                                                             2003                 2002
                                                                         -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $   485,470          $   904,518
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                            230,181              236,631
    Provision for losses on accounts receivable                               16,092               85,716
    Deferred income taxes                                                          -               83,060
    Other income                                                                   -              (11,096)
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                               179,845             (327,573)
    (Increase) decrease in inventories                                      (217,613)             354,483
    Decrease in prepaid expenses and other current assets                     56,997              140,264
    Increase (decrease) in accounts payable and accrued expenses             192,518             (281,852)
    (Decrease) in income taxes payable                                             -              (22,544)
                                                                         -----------          -----------
      Net cash provided by operating activities                              943,490            1,161,607
                                                                         -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                    (119,280)            (298,476)
    Increase in real estate escrow                                            (4,736)              (4,736)
                                                                         -----------          -----------
      Net cash (used for) investing activities                              (124,016)            (303,212)
                                                                         -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                                (18,348)             (17,016)
    Acquisition of treasury stock                                           (105,711)            (273,018)
    Cash dividends paid                                                     (674,713)            (687,636)
    Proceeds from exercise of stock options/warrants                         189,000              112,609
                                                                         -----------          -----------
      Net cash (used for) financing activities                              (609,772)            (865,061)
                                                                         -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         209,702               (6,666)
  Cash and cash equivalents, at beginning of year                         15,523,180           15,138,640
                                                                         -----------          -----------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                            $15,732,882          $15,131,974
                                                                         ===========          ===========

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
          Taxes                                                          $   101,528          $   189,480
          Interest                                                       $   119,419          $   120,751

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

                  The condensed, consolidated balance sheet as of June 30, 2003 and the condensed, consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002 and the condensed, consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc.

                  In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company's results for the interim periods being presented. The balances of certain accounts have been reclassified to improve the ease of reading and understanding of the financial statements, including the reclassification of Microlab/FXR's engineering and research and development expenses from cost of sales to operating expenses, similar to the other subsidiaries, and of Noise Com, Inc.'s rental income and building depreciation expense from operating expenses to interest and other income. Such reclassifications have no effect on the Company's Total Shareholders' Equity, Net Income, Net Income Per Common Share or Cash and Cash Equivalents.

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

                  The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

         NOTE 2 - INCOME PER COMMON SHARE

                  Income per common share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during each period. As promulgated in SFAS 128 "Earnings Per Share" ("SFAS 128"), SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

         NOTE 3 - SHAREHOLDERS' EQUITY

                  During the six months ended June 30, 2003, the Company repurchased 55,200 shares (no shares were repurchased during the quarter ended June 30, 2003) of its common stock, pursuant to a stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001. The total cost of these shares was $105,711 and the per share price ranged between $1.69 and $2.02.

         NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

                  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized, but will be tested for impairment periodically. During 2002, the goodwill relating to the acquisition of Microlab/FXR was tested for impairment by an independent valuation consulting firm for the transition period and again for the year ended December 31, 2002. The conclusions of both valuations were that this goodwill was not impaired under Statement of Financial Accounting Standards No. 142 requirements for goodwill impairment testing. Since there was no impairment of the goodwill, there is no impact on the earnings and financial position of the Company for the three and six month periods ended June 30, 2003 and 2002. Additional testing will be done at the end of this year and each year going forward to continue to test for impairment of goodwill.

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

                  The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:

                                                               For the Three Months                 For the Six Months
                                                                  Ended June 30,                      Ended June 30,
                                                              2003              2002              2003              2002
                                                            --------          --------          --------          --------
                       Net income:
                            As reported                     $367,326          $535,866          $485,470          $904,518
                            Pro forma                        313,043           478,278           378,398           795,772
                       Basic earnings per share:
                            As reported                         $.02              $.03              $.03              $.05
                            Pro forma                            .02               .03               .03               .05
                       Diluted earnings per share:
                            As reported                         $.02              $.03              $.03              $.05
                            Pro forma                            .02               .03               .02               .05

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

         The financial information presented herein includes:

         (i) Condensed Consolidated Balance Sheets as of June 30, 2003 and as of December 31, 2002 (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2003 and 2002 and
         (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and 2002.

         CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of the financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of the Company's critical accounting policies, defined as those policies that the Company believes are: (a) the most important to the portrayal of its financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

                  ALLOWANCES FOR DOUBTFUL ACCOUNTS

                  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of any of its customers were to decline, additional allowances might be required.

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

         For the six months ended June 30, 2003 as compared to the corresponding period of the previous year, net sales decreased to $8,989,000 from $10,623,000, a decrease of $1,634,000 or 15.4%. For the quarter ended June 30, 2003 as compared to the corresponding quarter of the previous year, net sales decreased to $4,836,000 from $5,541,000, a decrease of $705,000 or 12.7%. The decreases for the three and six months ended June 30, 2003 are reflective of an overall softness in the wireless telecommunications and infrastructure markets.

         Gross profit on net sales for the six months ended June 30, 2003 was $4,464,000 or 49.7% as compared to $5,145,000 or 48.4% of net sales for the six months ended June 30, 2002. Gross profit on net sales for the quarter ended June 30, 2003 was $2,380,000 or 49.2% as compared to $2,788,000 or 50.3% of net sales for the three months ended June 30, 2002. Gross profit is lower in 2003 than in 2002 primarily due to lower sales volume, but the gross margin, year to date, is higher in 2003 due to lower manufacturing labor and overhead costs. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

         Operating expenses for the six months ended June 30, 2003 were $3,934,000 or 43.8% of net sales as compared to $3,808,000 or 35.8% of net sales for the six months ended June 30, 2002. Operating expenses for the quarter ended June 30, 2003 were $1,933,000 or 40.0% of net sales as compared to $1,981,000 or 35.8% of net sales for the quarter ended June 30, 2002.

         For the three months ended June 30, 2003 as compared to the same period of the prior year, operating expenses decreased in dollars by $48,000. This decrease is primarily due to a decrease in commission expense of $87,000 and a decrease of $43,000 in bad debt expense, partially offset by an increase in sales salaries of $86,000. For the six months ended June 30, 2003 as compared to the same period of the prior year, operating expenses increased in dollars by $126,000. These increases are primarily due to increases in sales salaries of $183,000 and research and development expense of $154,000, partially offset by a decrease in commission expense of $127,000 and sales-related expenses of $55,000.

         Interest and other income increased by $82,000 for the six months ended June 30, 2003 and by $63,000 for the quarter ended June 30, 2003. These increases were primarily due to increased returns on short-term investments in 2003.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Net income decreased to $485,000, or $.03 per share (diluted), for the six months ended June 30, 2003 as compared to $905,000, or $.05 per share (diluted) for the six months ended June 30, 2002.

         The Company realized net income for the quarter ended June 30, 2003 of $367,000 or $.02 per share (diluted) as compared to net income of $536,000 or $.03 per share (diluted) for the three months ended June 30, 2002. The explanation of these changes can be derived from the analysis given above of operations for the three and six month periods ending June 30, 2003 and 2002, respectively.

         LIQUIDITY AND CAPITAL RESOURCES:

         The Company's working capital has decreased by $1,000 to $23,510,000 at June 30, 2003, from $23,511,000 at December 31, 2002. At June 30, 2003 the Company had a current ratio of 17.9 to 1, and a ratio of debt to net worth of .16 to 1. At December 31, 2002 the Company had a current ratio of 20.6 to 1, and a ratio of debt to net worth of .16 to 1.

         The Company realized cash provided by operations of $943,000 for the six month period ending June 30, 2003. This increase was primarily due to cash provided by net income of $485,000, a non-cash adjustment for depreciation and amortization of $230,000, an increase in accounts payable and accrued expenses of $193,000 and a decrease in accounts receivable of $180,000, partially offset by an increase in inventories of $218,000.

         The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

         Operating activities provided $1,162,000 in cash flows for the comparable period in 2002. The source of these funds was primarily due to cash provided by net income of $905,000 and a decrease in inventories of $354,000, partially offset by an increase in accounts receivable of $328,000 and an decrease in accounts payable and accrued expenses of $282,000.

         Net cash used for investing activities for the six months ended June 30, 2003 was $124,000. The primary use of these funds was capital expenditures of $119,000. For the six months ended June 30, 2002, net cash used for investing activities was $303,000. The primary use of these funds was capital expenditures of $298,000.

         Net cash used for financing activities for the six months ended June 30, 2003 was $610,000. The primary use of these funds was for dividends paid in the amount of $675,000 and the acquisition of treasury stock in the amount of $106,000, partially offset by proceeds from the exercise of stock options in the amount of $189,000. Net cash used for financing activities in the same period of 2002 was $865,000. The primary use of these funds was for dividends paid in the amount of $688,000, acquisition of treasury stock in the amount of $273,000, partially offset by proceeds from the exercise of stock options in the amount of $113,000.

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

         ITEM 4 - CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                      None.

         Item 3.  DEFAULTS UPON SENIOR SECURITIES

                      None.

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The Registrant held its Annual Meeting of Stockholders on June 27, 2003. The following proposal was adopted by the votes indicated.

                  (b) (c) (1) Seven directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2004. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                      NAME                                     VOTES FOR            VOTES WITHHELD
                      Edward J. Garcia                         15,206,643               889,052
                      John Wilchek                             15,206,391               889,304
                      Franklin H. Blecher                      15,207,918               887,777
                      Henry L. Bachman                         15,206,391               889,304
                      Karabet "Gary" Simonyan                  15,207,791               887,904
                      Michael Manza                            15,176,904               918,791
                      Andrew Scelba                            15,177,456               918,239


         Item 5.  OTHER INFORMATION

                  None.

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

          11.1     Computation of per share earnings
          31 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
          32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

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

                                        WIRELESS TELECOM GROUP, INC.
                                        ----------------------------
                                        (Registrant)


         Date:  August 12, 2003         /s/ Edward Garcia
                                        ----------------------------
                                        Edward Garcia
                                        Chairman and Chief Executive Officer

         Date:  August 12, 2003         /s/ Marc Wolfsohn
                                        ----------------------------
                                        Marc Wolfsohn
                                        Chief Financial Officer

                         STATEMENT OF DIFFERENCES
                         ------------------------

The section symbol shall be expressed as................................ 'SS'