Form 10-Q
period 2003-09-30
WIRELESS TELECOM GROUP INC
filed 2003-11-14
CIK 878828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2003
                                 -----------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               ---------------------   -------------------------



Commission file number: 1-11916
                        --------------------------------------------------------

                          WIRELESS TELECOM GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                  22-2582295
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              25 Eastmans Road
          Parsippany, New Jersey                              07054
----------------------------------------                      ------
(Address of principal executive offices)                    (Zip Code)

                                 (201) 261-8797
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
       --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       YES X  NO
                                                                   ---   ---

          Indicate by check mark whether the registrant is an accelerated  filer
(as defined on Exchange Act Rule 12b-2).                        YES    NO X
                                                                   ---   ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -  Par Value $.01                                 16,937,678
------------------------------                          ------------------------
          Class                                             Outstanding Shares
                                                           At November 12, 2003

                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents



PART I.  FINANCIAL INFORMATION                                                                            Page(s)
             Item 1 -- Consolidated Financial Statements:

                    Condensed Balance Sheets as of September 30, 2003
                               (unaudited) and December 31, 2002                                             3

                    Condensed Statements of Operations for the Three and Nine
                      Months Ended September 30, 2003 and 2002 (unaudited)                                   4

                    Condensed Statements of Cash Flows for the Nine
                      Months Ended September 30, 2003 and 2002 (unaudited)                                   5

                    Notes to Interim Condensed Financial Statements (unaudited)                          6 - 7

             Item 2 -- Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.                                      8 - 11

             Item 3 -- Quantitative and Qualitative Disclosures About Market Risk.                          12

             Item 4 -- Controls and Procedures.                                                             12

PART II. OTHER INFORMATION

             Item 1 -- Legal Proceedings.                                                                   13

             Item 2 -- Changes in Securities and Use of Proceeds.                                           13

             Item 3 -- Defaults upon Senior Securities.                                                     13

             Item 4 -- Submission of Matters to a Vote of Security Holders.                                 13

             Item 5 -- Other Information.                                                                   13

             Item 6 -- Exhibits and Reports on Form 8-K.                                                    13

Signatures                                                                                                  14



                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                      2003                 2002
                                                                                ------------------   ------------------
                                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                         $ 16,236,110         $ 15,523,180
   Accounts receivable -- net of allowance for doubtful accounts of
     $186,686 and $175,838 for 2003 and 2002, respectively                              2,908,057            3,087,983
   Inventories                                                                          5,587,623            5,484,622
   Current portion of deferred tax asset                                                  106,000              106,000
   Prepaid expenses, taxes and other current assets                                       418,153              508,447
                                                                                    -------------        -------------
TOTAL CURRENT ASSETS                                                                   25,255,943           24,710,232
                                                                                    -------------        -------------
PROPERTY, PLANT AND EQUIPMENT - NET                                                     5,446,145            5,573,316
                                                                                    -------------        -------------
OTHER ASSETS:
   Goodwill (Note 4)                                                                    1,351,392            1,351,392
   Deferred tax asset                                                                     386,956              386,956
   Other assets                                                                           168,779              193,700
                                                                                    -------------        -------------
TOTAL OTHER ASSETS                                                                      1,907,127            1,932,048
                                                                                    -------------        -------------
TOTAL ASSETS                                                                         $ 32,609,215         $ 32,215,596
                                                                                    =============        =============
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                                  $    606,925         $    692,383
   Accrued expenses and other current liabilities                                         556,427              469,645
   Current portion of mortgage payable                                                     39,576               37,401
   Income taxes payable                                                                   218,023                    -
                                                                                    -------------        -------------
TOTAL CURRENT LIABILITIES                                                               1,420,951            1,199,429
                                                                                    -------------        -------------
LONG TERM LIABILITIES:
   Mortgage payable                                                                     3,099,249            3,129,209
                                                                                    -------------        -------------
TOTAL LONG TERM LIABILITIES                                                             3,099,249            3,129,209
                                                                                    -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Notes 3 and 5):
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                                -                    -
   Common stock, $.01 par value, 75,000,000 shares authorized, 19,987,378
     and 19,875,378 issued for 2003 and 2002, respectively                                199,874              198,754
   Additional paid-in-capital                                                          13,092,469           12,904,589
   Retained earnings                                                                   22,498,101           22,379,333
   Treasury stock at cost, - 3,049,700 and 2,994,500, in 2003 and 2002,
     respectively (Note 3)                                                             (7,701,429)          (7,595,718)
                                                                                    -------------        -------------
TOTAL SHAREHOLDERS' EQUITY                                                             28,089,015           27,886,958
                                                                                    -------------        -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 32,609,215         $ 32,215,596
                                                                                    =============        =============

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          For the Three Months                  For the Nine Months
                                                           Ended September 30,                   Ended September 30,
                                                 ------------------------------------    -----------------------------------
                                                        2003               2002                 2003               2002
                                                        ----               ----                 ----               ----
NET SALES                                            $ 5,187,062        $ 5,105,392        $  14,175,678      $ 15,728,595
                                                     -----------        -----------        -------------      ------------
COSTS AND EXPENSES:
   Cost of sales                                       2,371,621          2,571,432            6,893,014         8,049,638
   Operating expenses                                  1,903,261          1,886,066            5,840,457         5,694,362
   Interest and other income                            (126,502)          (115,027)            (469,282)         (376,396)
   Interest expense                                       59,447             60,132              178,866           180,883
                                                     -----------        -----------        -------------      ------------
TOTAL COSTS AND EXPENSES                               4,207,827          4,402,603           12,443,055        13,548,487
                                                     -----------        -----------        -------------      ------------
INCOME BEFORE INCOME TAXES                               979,235            702,789            1,732,623         2,180,108

PROVISION FOR INCOME TAXES                               332,458            270,985              600,377           843,786
                                                     -----------        -----------        -------------      ------------
NET INCOME                                           $   646,777        $   431,804        $   1,132,246      $  1,336,322
                                                     ===========        ===========        =============      ============
NET INCOME PER COMMON
SHARE (Note 2):

    BASIC                                            $      0.04        $      0.03        $        0.07      $       0.08
                                                     ===========        ===========        =============      ============

    DILUTED                                          $      0.04        $      0.03        $        0.07      $       0.08
                                                     ===========        ===========        =============      ============

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                 --------------------------------------
                                                                                      2003                   2002
                                                                                      ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $  1,132,246           $  1,336,322
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                       345,651                463,084
    Provision for losses on accounts receivable                                          10,848                 97,760
    Other income                                                                              -                (11,096)
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                          169,078               (411,403)
    (Increase) decrease in inventories                                                 (103,001)               801,372
    Decrease in prepaid expenses and other current assets                               120,719                 69,080
    Increase (decrease) in accounts payable and accrued expenses                          1,324               (294,183)
    Increase in income taxes payable                                                    218,023                138,600
                                                                                   ------------           ------------
      Net cash provided by operating activities                                       1,894,888              2,189,536
                                                                                   ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                               (216,880)              (584,006)
    Increase in real estate escrow                                                       (7,104)                (7,104)
                                                                                   ------------           ------------
      Net cash (used for) investing activities                                         (223,984)              (591,110)
                                                                                   ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                                           (27,785)               (25,767)
    Acquisition of treasury stock                                                      (105,711)              (521,647)
    Cash dividends paid                                                              (1,013,478)            (1,028,872)
    Proceeds from exercise of stock options/warrants                                    189,000                112,609
                                                                                   ------------           ------------
      Net cash (used for) financing activities                                         (957,974)            (1,463,677)
                                                                                   ------------           ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               712,930                134,749

  Cash and cash equivalents, at beginning of year                                    15,523,180             15,138,640
                                                                                   ------------           ------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                      $ 16,236,110           $ 15,273,389
                                                                                   ============           ============
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
          Taxes                                                                    $    154,259           $    539,580

          Interest                                                                 $    178,866           $    180,883

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed, consolidated balance sheet as of September 30, 2003 and the condensed, consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002 and the condensed, consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc.

     In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company's results for the interim periods being presented. The balances of certain accounts have been reclassified to improve the ease of reading and understanding the financial statements, including the reclassification of Microlab/FXR's engineering and research and development expenses from cost of sales to operating expenses, similar to the other subsidiaries, and of Noise Com, Inc.'s rental income and building depreciation expense from operating expenses to interest and other income. Such reclassifications have no effect on the Company's Total Shareholders' Equity, Net Income, Net Income Per Common Share or Cash and Cash Equivalents.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company's securities and the notes to financial statements included therein, since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

     The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INCOME PER COMMON SHARE

     Income per common share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during each period. As promulgated in SFAS 128 "Earnings Per Share" ("SFAS 128"), SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited continued)

NOTE 3 - SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 2003, the Company repurchased 55,200 shares (no shares were repurchased during the quarter ended September 30, 2003) of its common stock, pursuant to a stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001. The total cost of these shares was $105,711 and the per share price ranged between $1.69 and $2.02.

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

     The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:

                                            For the Three Months         For the Nine Months
                                             Ended September 30,         Ended September 30,
                                             2003          2002           2003         2002
                                           --------      --------      ----------   ----------
     Net income:
          As reported                      $646,777      $431,804      $1,132,246   $1,336,322
          Pro forma                         592,026       380,646         969,404    1,182,848
     Basic earnings per share:
          As reported                          $.04          $.03            $.07         $.08
          Pro forma                             .03           .02             .06          .07
     Diluted earnings per share:
          As reported                          $.04          $.03            $.07         $.08
          Pro forma                             .03           .02             .06          .07


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

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

The financial information presented herein includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2003 and as of December 31, 2002 (ii) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002 and (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002.

FORWARD LOOKING STATEMENTS
--------------------------

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates" or "continues" or the negative thereof of other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission, the Company's press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

          ALLOWANCES FOR DOUBTFUL ACCOUNTS
          --------------------------------

          The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of any of its customers were to decline, additional allowances might be required.

          INCOME TAXES
          ------------

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

          VALUATION OF LONG-LIVED ASSETS
          ------------------------------

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

For the nine months ended September 30, 2003 as compared to the corresponding period of the previous year, net sales decreased to $14,176,000 from $15,729,000, a decrease of $1,553,000 or 9.9%. For the quarter ended September 30, 2003 as compared to the corresponding quarter of the previous year, net sales increased to $5,187,000 from $5,105,000, an increase of $82,000 or 1.6%. The decrease for the nine months ended September 30, 2003 is reflective of an overall softness in the wireless telecommunications and infrastructure markets. As a result, this decrease in net sales will be considered in the testing for goodwill impairment to be performed at the end of this year by an independent valuation consultant. The increase in the three months ended September 30, 2003 is a result of increased orders for electronic testing and measuring devices.

Gross profit on net sales for the nine months ended September 30, 2003 was $7,283,000 or 51.4% as compared to $7,679,000 or 48.8% of net sales for the nine months ended September 30, 2002. Gross profit on net sales for the quarter ended September 30, 2003 was $2,815,000 or 54.3% as compared to $2,534,000 or 49.6% of net sales for the three months ended September 30, 2002. Gross profit is lower for the nine months ended September 30, 2003 than in the same period for 2002 primarily due to lower sales volume, but the gross margin, year to date, is higher in 2003 due to lower manufacturing labor and overhead costs. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating expenses for the nine months ended September 30, 2003 were $5,840,000 or 41.2% of net sales as compared to $5,694,000 or 36.2% of net sales for the nine months ended September 30, 2002. Operating expenses for the quarter ended September 30, 2003 were $1,903,000 or 36.7% of net sales as compared to $1,886,000 or 36.9% of net sales for the quarter ended September 30, 2002.

For the three months ended September 30, 2003 as compared to the same period of the prior year, operating expenses increased in dollars by $17,000. This increase is primarily due to an increase in sales and marketing salaries of $81,000, an increase in commission expense of $44,000, partially offset by a decrease in depreciation and amortization expense of $82,000, a decrease in bad debts of $13,000 and a decrease in shareholders' expense of $12,000. For the nine months ended September 30, 2003 as compared to the same period of the prior year, operating expenses increased in dollars by $146,000. These increases are primarily due to increases in sales and marketing salaries of $264,000 and research and development expense of $160,000, partially offset by a decrease in depreciation expense of $108,000, a decrease in commission expense of $83,000, a decrease in general office expenses of $56,000 and a decrease in bad debt expense of $38,000.

Interest and other income increased by $93,000 for the nine months ended September 30, 2003 and by $11,000 for the quarter ended September 30, 2003. These increases were primarily due to increased returns on short-term investments in 2003.

Net income decreased to $1,132,000, or $.07 per share (diluted), for the nine months ended September 30, 2003 as compared to $1,336,000, or $.08 per share (diluted) for the nine months ended September 30, 2002.

The Company realized net income for the quarter ended September 30, 2003 of $647,000 or $.04 per share (diluted) as compared to net income of $432,000 or $.03 per share (diluted) for the three months ended September 30, 2002. The explanation of these changes can be derived from the analysis given above of operations for the three and nine month periods ending September 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Company's working capital has increased by $324,000 to $23,835,000 at September 30, 2003, from $23,511,000 at December 31, 2002. At September 30, 2003 the Company had a current ratio of 17.8 to 1, and a ratio of debt to net worth of 0.16 to 1. At December 31, 2002 the Company had a current ratio of 20.6 to 1, and a ratio of debt to net worth of 0.16 to 1.

The Company realized cash provided by operations of $1,895,000 for the nine month period ending September 30, 2003. This increase was primarily due to cash provided by net income of $1,132,000, a non-cash adjustment for depreciation and amortization of $346,000, an increase in income taxes payable of $218,000 and a decrease in accounts receivable of $169,000, and a decrease in other current assets of $121,000, partially offset by an increase in inventories of $103,000.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating activities provided $2,190,000 in cash flows for the comparable period in 2002. The source of these funds was primarily due to cash provided by net income of $1,336,000, a decrease in inventories of $801,000 and a non-cash adjustment for depreciation and amortization of $463,000, partially offset by an increase in accounts receivable of $411,000 and an decrease in accounts payable and accrued expenses of $294,000.

Net cash used for investing activities for the nine months ended September 30, 2003 was $224,000. The primary use of these funds was capital expenditures of $217,000. For the nine months ended September 30, 2002, net cash used for investing activities was $591,000. The primary use of these funds was capital expenditures of $584,000.

Net cash used for financing activities for the nine months ended September 30, 2003 was $958,000. The primary use of these funds was for dividends paid in the amount of $1,013,000 and the acquisition of treasury stock in the amount of $106,000, partially offset by proceeds from the exercise of stock options in the amount of $189,000. Net cash used for financing activities in the same period of 2002 was $1,464,000. The primary use of these funds in 2002 was for dividends paid in the amount of $1,029,000, acquisition of treasury stock in the amount of $522,000, partially offset by proceeds from the exercise of stock options in the amount of $113,000.

The Company anticipates that its resources provided by its cash flow from operations will be sufficient to meet its financing requirements for at least the next twelve-month period. The Company does not believe it will need to borrow during the next twelve-month period.


INFLATION AND SEASONALITY
-------------------------

The Company does not anticipate that inflation will significantly impact its business or its results of operations nor does it believe that its business is seasonal.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for contracts entered into or modified after June 30, 2003. This standard had no impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective July 1, 2003. This standard had no impact on the Company's financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a credit facility with its major bank for the express purpose of purchasing components from an Asian supplier under a letter of credit. The Company has paid for the components received thus far during 2003. Should the Company not make payment directly, the credit facility would be utilized. The credit facility bears interest based on interest rates tied to the prime rate, which may fluctuate over time based on economic conditions.


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

          Item 1. LEGAL PROCEEDINGS.

               The Company is not aware of any material legal proceeding against the Company or in which any of their property is subject.

          Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

                    None.

          Item 3. DEFAULTS UPON SENIOR SECURITIES.

                    None.

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    None.

          Item 5. OTHER INFORMATION.

                    None.

          Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                    11.1 Computation of per share earnings
                    31.1 Certification   Pursuant   to   Section   302   of  The
                         Sarbanes-Oxley   Act  of  2002   (Principal   Executive
                         Officer)
                    31.2 Certification   Pursuant   to   Section   302   of  The
                         Sarbanes-Oxley   Act  of  2002   (Principal   Financial
                         Officer)
                    32.1 Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
                    32.2 Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

               (b)  Reports on Form 8-K:

                    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         WIRELESS TELECOM GROUP, INC.
                                         ---------------------------------------
                                         (Registrant)


Date:  November 12, 2003                 /S/Edward Garcia
                                         ---------------------------------------
                                         Edward Garcia
                                         Chairman and Chief Executive Officer



Date:  November 12, 2003                 /S/Paul Genova
                                         ---------------------------------------
                                         Paul Genova
                                         Chief Financial Officer

EXHIBIT LIST
------------

     11.1 Computation of per share earnings
     31.1 Certifications Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
     31.2 Certifications Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)
     32.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
     32.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)