Form 10-K
period 2003-12-31
WIRELESS TELECOM GROUP INC
filed 2004-03-30
CIK 878828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
                          -----------------
                                      OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 1-11916

                          WIRELESS TELECOM GROUP, INC.
             (Exact name of registrant as specified in its charter)


            New Jersey                                    22-2582295
 -----------------------------------                  --------------------
 (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                    Identification No.)


       25 Eastmans Road,
       Parsippany, New Jersey                               07054
----------------------------------------                  ---------
(Address of principal executive offices)                  (Zip Code)

                                 (201) 261-8797
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
Title of each class                                   on which registered
-------------------                                  ---------------------------
Common Stock, par value $.01 per share               American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      none
                                      ----
                                (Title of Class)

                  Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

                  The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on March 23, 2004: $53,034,949

                  Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 23, 2004:
17,020,611
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III -             In the Company's Proxy Statement to be filed with the
Items 11, 12,          Securities and Exchange Commission no later than April
13 and 14              29,  2004.


Part IV - Certain     Prior filings made by the Company under the Securities Act
exhibits listed       of 1933 and the Securities Exchange Act of 1934.
in response
to Item 15(a)(3)

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE

Item 1. Business                                                             3

Item 2. Properties                                                           8

Item 3. Legal Proceedings                                                    8

Item 4. Submission of Matters to a Vote of Security Holders                  8

                                     PART II

Item 5. Market for Registrant's Common Equity and
         Related Stockholder Matters                                         9

Item 6. Selected Financial Data                                             10

Item 7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk         15

Item 8. Financial Statements and Supplementary Data                         15

Item 9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                             15

Item 9A. Controls and Procedures                                            15

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                 16

Item 11. Executive Compensation                                             18

Item 12. Security Ownership of Certain Beneficial Owners and Management     18

Item 13. Certain Relationships and Related Transactions                     18

Item 14. Principal Accountant Fees and Services                             18

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                       19

Signatures                                                                  21

                                     PART I

Item 1.  Business

         Wireless Telecom Group, Inc., a New Jersey corporation (the "Company"), develops, manufactures and markets a wide variety of electronic noise sources, passive microwave components and electronic testing and measuring instruments including power meters, voltmeters and modulation meters. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communications systems, and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television. The Company's current operations are conducted through the Company d/b/a Noise Com, Inc. ("Noise Com") and its wholly owned subsidiaries Boonton Electronics Corporation ("Boonton") and Microlab/FXR ("Microlab"). The corporate website address is www.wtt.bz.

         On December 21, 2001, the Company acquired Microlab/FXR, a private entity, for the net purchase price of $3,800,000 in cash. The acquisition of Microlab/FXR was recorded under the purchase method of accounting for financial statement purposes. Microlab/FXR's Balance Sheets are included in the Consolidated Balance Sheets at December 31, 2003 and 2002. Microlab/FXR's results of operations and cash flows for 2003 and 2002 are included in the Consolidated Statements of Operations and Cash Flows, and Management's Discussion and Analysis of Operations. However, their results of operations and cash flows for 2001 are not included in the Consolidated Statements of Operations and Cash Flows or Management's Discussion and Analysis of Operations.

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

Market

         Since the Company's incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments to various customers. Approximately 67% of the Company's sales in fiscal 2003 were derived from commercial applications. The remaining sales (approximately 33%) were comprised of sales made to the United States Government (particularly the armed forces) and prime defense contractors.

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

         The Company's products have extended useful lives and the Company provides for its noise and power products, recalibration services to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 5% of fiscal 2003 sales.

Marketing and Sales

         As of March 8, 2004, the Company's in-house marketing and sales force consisted of seventeen individuals. The Company promotes the sale of its products to customers and manufacturers' representatives through its product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions. The Company believes that extensive advertising is a major factor in generating in-house sales.

         The Company's products are sold globally through its in-house sales people and by over eighty non-exclusive manufacturers' representatives. Generally, manufacturers' representatives do not stock inventories of the Company's products. Manufacturers' representatives accounted for an aggregate of 62% and 60% of the Company's sales for the years ended December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, no representative accounted for more than 10% of total sales. The Company does not believe that, although there can be no assurance, the loss of any or all of its representatives would have a material adverse affect on its business.

         The Company's relationship with its representatives is usually governed by written contracts that either run for one year renewable periods terminable by either party on 60 days prior notice or have indefinite lives terminable by either party on 60 days prior notice. The contracts generally provide for exclusive territorial and product representation and prohibit the handling of competing products. The Company continually reviews and assesses the performance of its representatives and makes changes from time to time based on such assessments.

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

Customers

         Since its inception in 1985, the Company has sold its products to more than 3,000 customers. The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors which incorporate the Company's products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 2003, approximately 67% of sales were derived from commercial applications. The remaining sales were comprised of government and military applications.

         For fiscal 2003, one customer accounted for approximately 11% of total sales. The Company's largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse effect on its business.

         Export sales for fiscal 2003 were $6,535,000, or approximately 33% of total sales. These sales were made predominantly to customers in Asia ($2,959,000 or 15% of total sales) and Europe ($2,921,000 or 15% of total sales). In February 1996, the Company established a Foreign Sales Corporation
(FSC). The Company receives a federal tax deduction for a portion of its export profits. As a result of foreign trade agreements entered into by the U.S. government, the use of a FSC has been curtailed as of December 31, 2002, and as such, the tax benefits generated by such an entity have been eliminated. The Company, nevertheless, will continue to service its overseas customers.

Research and Development

         The Company currently maintains an engineering staff (seventeen individuals as of March 8, 2004) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering-support personnel and were approximately $2,046,000 and $1,919,000 for the years ended December 31, 2003 and 2002, respectively.

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

Backlog

         The Company's backlog of firm orders was approximately $3,900,000 at December 31, 2003, compared to approximately $2,500,000 at December 31, 2002. It is anticipated that the majority of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

         The Company purchases components, devices and subassemblies from a wide variety of sources. For example, its noise source diodes, a key component in all of its noise source products, are made by third parties in accordance with the Company's designs and specifications. The Company's inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company's operations. No third party supplier accounted for more than 10% of the Company's total inventory purchases for fiscal 2003.

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

          The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time, which the Company is unable to predict, that contamination levels are satisfactory to the NJDEP. Expenditures incurred by the Company during the year ended December 31, 2003 in connection with the site amounted to approximately $10,000. The Company estimates that expenditures in this regard, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately $12,000 per annum until the NJDEP determines that testing is complete.

Employees

         As of March 8, 2004, the Company had 106 full-time employees, including its officers, 60 of whom are engaged in manufacturing and repair services, 12 in administration and financial control, 17 in engineering and research and development, and 17 in marketing and sales.

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

         The Company also leases a 23,100 square foot facility located in Livingston, New Jersey, which is occupied by Microlab/FXR. The original term of the lease was for ten years commencing on March 4, 1996. During the year 2003, the Company exercised an option to cancel the lease as of the last day of February 2004. Additionally, the Company agreed to a separate three month lease extension through May 31, 2004. As of June 1, 2004, Microlab/FXR will relocate its operations to the Hanover Township, Parsippany facility.

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



                 2003 Fiscal Year          High                 Low

                   1st Quarter            $2.07               $1.63

                   2nd Quarter             2.51                1.93

                   3rd Quarter             2.83                2.12

                   4th Quarter             3.25                2.23



                 2002 Fiscal Year

                   1st Quarter            $5.00               $2.84

                   2nd Quarter             3.33                2.03

                   3rd Quarter             2.20                1.55

                   4th Quarter             2.08                1.51



         On March 8, 2004, the closing price of the Common stock of the Company as reported was $3.18. On March 8, 2004, the Company had 640 stockholders of record.


         In May 2001, the Company reinstated a dividend policy. The table below details quarterly dividends declared for the past two years.


                                    Quarterly Dividends Per Share

                       1st              2nd              3rd              4th
        2003          $.02             $.02             $.02             $.03
        2002          $.02             $.02             $.02             $.02


         On March 19, 2004, the Company declared a cash dividend of $.03 per share. It is the Company's present intention to maintain a quarterly dividend policy.

Item 6.  Selected Financial Data

         The selected financial data presented below as of December 31, 2003, 2002, 2001, 2000 and 1999 was derived from the Company's financial statements after restatement for the merger with Boonton Electronics Corporation. The Selected Statement of Operations Data and the Selected Per Share Data for 2003 and 2002 includes the results of Microlab/FXR. The Selected Balance Sheet Data for 2003, 2002 and 2001 also includes the balances of Microlab/FXR. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K.



Selected Statement of Operations
                           Data:      2003          2002          2001          2000          1999
------------------------------------------------------------------------------------------------------
                       Net sales  $19,724,240   $20,747,707   $19,041,838   $18,450,518   $13,187,719
------------------------------------------------------------------------------------------------------

         Income from continuing
                      operations
             before income taxes    2,575,577     2,590,768     3,279,271     3,362,702     2,992,768
------------------------------------------------------------------------------------------------------

      Provision for income taxes      812,582       823,150     2,062,000     1,231,462       959,572
------------------------------------------------------------------------------------------------------

     Net income from continuing
                      operations    1,762,995     1,767,618     1,217,271     2,131,240     2,033,196
------------------------------------------------------------------------------------------------------

        Selected Per Share Data:
------------------------------------------------------------------------------------------------------

     Net income from continuing
  operations per common share -
                         diluted         $.10          $.10          $.07          $.11          $.11
------------------------------------------------------------------------------------------------------

  Shares used in computation of
    earnings per share - diluted   17,113,472    17,340,264    18,046,498    19,724,188    19,327,264
------------------------------------------------------------------------------------------------------

 Cash dividends per common share         $.09          $.08          $.04          $.00          $.00
------------------------------------------------------------------------------------------------------

    Selected Balance Sheet Data:
------------------------------------------------------------------------------------------------------

                 Working capital  $23,971,858   $23,510,803   $23,318,264   $27,553,331   $26,105,601
                    Total assets   33,624,211    32,215,596    32,905,258    37,656,273    36,763,982
               Total liabilities    5,404,159     4,328,638     4,798,158     5,273,235     6,647,373
            Shareholders' equity   28,220,052    27,886,958    28,107,100    32,383,038    30,116,609
------------------------------------------------------------------------------------------------------


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

         The financial information presented herein includes: (i) Condensed Consolidated Balance Sheets as of December 31, 2003 and as of December 31, 2002
(ii) Condensed Consolidated Statements of Operations for the three years ended December 31, 2003, 2002 and 2001 (iii) Condensed Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 2003, 2002 and 2001 (iv) Condensed Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2002 and 2001.


Forward-Looking Statements

         The statements contained in this Annual Report on Form 10-K that are not historical facts, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates" or "continues" or the negative thereof of other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, continued ability to maintain positive cash flow from results of operations, continued evaluation of goodwill for impairment and the Company's development and production of competitive technologies in our market sector, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission, the Company's press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This information is presented after restatement for the merger with Boonton and the acquisition of Microlab/FXR on December 21, 2001. Microlab/FXR's Balance Sheets are included in the Condensed Consolidated Balance Sheets at December 31, 2003 and 2002. Microlab/FXR's results of operations and cash flows for the years ended December 31, 2003 and 2002 are included in the Condensed Consolidated Statements of Operations and Cash Flows, and Management's Discussion and Analysis of Operations, but their results of operations and cash flows for the year ended December 31, 2001 are not included. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

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

Results Of Operations
Year Ended December 31, 2003 Compared to 2002

         Net sales for the year ended December 31, 2003 were $19,724,240 as compared to $20,747,707 for the year ended 2002, a decrease of $1,023,467 or 4.9%.

         The Company's gross profit on net sales for the year ended December 31, 2003 was $10,259,362 or 52.0% as compared to $10,466,842 or 50.4% as reported in the previous year. Gross profit margins are higher in 2003 than in 2002 primarily due to higher gross margins at Noise Com and Boonton. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

         Operating expenses for the year ended December 31, 2003 were $8,125,284 or 41.2% of net sales as compared to $7,678,996 or 37.0% of net sales for the year ended December 31, 2002. For the year ended December 31, 2003 as compared to the prior year, operating expenses increased in dollars by $446,288. The increases in amount and percentage are primarily due to increased efforts in sales and marketing in 2003 including the addition of sales personnel and an increased marketing campaign. The increase was also due to focused spending on the research and development of new products.

         In 2003 and 2002 there was no impairment of goodwill, but in December 2001, the Company identified certain conditions, including an overall weakness in the telecommunications market relating to the noise generation product line, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time of acquisition. In accordance with the Company's policy, management assessed the recoverability of goodwill, and as a result, the Company recognized full impairment of this goodwill and recorded a non-cash expense of $2,032,051 for the 2001 year. This impairment impacted the Company's income before taxes for financial reporting purposes, but not for income tax purposes. Therefore, the Company's effective tax rate in 2001 was substantially higher than usual.

         Interest, dividend and other income increased by $638,577 for the year ended December 31, 2003. The increase was primarily due to an increase in interest income, partially offset by a one-time write down in 2002 of an investment in a non-affiliated company.

         Net income was $1,762,995 or $.10 per share on a diluted basis, for the year ended December 31, 2003 as compared to $1,767,618 or $.10 per share on a diluted basis, for the year ended December 31, 2002.


Results Of Operations
Year Ended December 31, 2002 Compared to 2001

         Net sales for the year ended December 31, 2002 were $20,747,707 as compared to $19,041,838 for 2001, an increase of $1,705,869 or 9.0%.

         The Company's gross profit on net sales for the year ended December 31, 2002 was $10,466,842 or 50.4% as compared to $10,366,581 or 54.4% as reported in the previous year.

         Operating expenses for the year ended December 31, 2002 were $7,678,996 or 37.0% of net sales as compared to $5,856,839 or 30.8% of net sales for the year ended December 31, 2001. For the year ended December 31, 2002 as compared to the prior year, operating expenses increased in dollars by $1,822,157. The increases in amount and percentage are primarily due to the acquisition of Microlab/FXR and the inclusion of their results.

         In 2002 there was no impairment of goodwill, but in December 2001, the Company identified certain conditions, including an overall weakness in the telecommunications market relating to the noise generation product line, as indicators of asset impairment. These conditions led to forecasted future results that were substantially less than had originally been anticipated at the time of acquisition. In accordance with the Company's policy, management assessed the recoverability of goodwill using a cash flow projection based on the remaining amortization period of twelve years. Based on this projection, the cumulative cash flow over the remaining amortization period was insufficient to recover the remaining unamortized goodwill. As a result, the Company recognized full impairment of this goodwill and recorded a non-cash expense of $2,032,051 for the 2001 year. This impairment impacted the Company's income before taxes for financial reporting purposes, but not for income tax purposes. Therefore, the Company's effective tax rate in 2001 was substantially higher than usual.

         Interest, dividend and other income decreased by $998,658 for the year ended December 31, 2002. The decrease was primarily due to a write down of an investment in a non-affiliated company and a decrease in interest rates during 2002.

         Net income increased to $1,767,618 or $.10 per share on a diluted basis, for the year ended December 31, 2002 as compared to $1,217,271 or $.07 per share on a diluted basis, for the year ended December 31, 2001. The explanation of this increase can be derived from the operational analysis provided above and the income tax impact of the goodwill impairment in 2001.

Liquidity and Capital Resources

         The Company's working capital has increased by $461,055 to $23,971,858 at December 31, 2003, from $23,510,803 at December 31, 2002. At December 31, 2003, the Company had a current ratio of 11.9 to 1, and a ratio of debt to net worth of .19 to 1. At December 31, 2002, the Company had a current ratio of 20.6 to 1, and a ratio of debt to net worth of .16 to 1.

         Net cash provided from operations has allowed the Company to meet its liquidity requirements, research and development activities and capital expenditures. Operating activities provided $2,661,582 in cash for the year ending December 31, 2003 compared to $3,093,762 and $2,706,679 in cash flows for the years ending December 31, 2002 and 2001, respectively. For 2003, cash provided by operations was primarily due to net income, an increase in income taxes payable, an increase in accounts payable and accrued expenses, and a non-cash adjustment for depreciation and amortization, partially offset by an increase in inventory. For 2002, cash provided by operations was primarily due to net income, a decrease in inventory, a non-cash adjustment for depreciation and amortization and a non-cash adjustment for the write-down on an investment. For 2001, cash provided by operations was primarily due to net income, a non-cash impairment of goodwill, a decrease in accounts receivable and a non-cash adjustment for depreciation and amortization, partially offset by a decrease in accounts payable and accrued expenses and an increase in inventory.

         The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

         The Company is aware of a potential event that might impact its liquidity in 2005, relating to the lease of the space it occupies in Hanover Township, Parsippany, New Jersey. The ten year lease, which expires in 2011, provides for the Company, at its option, to terminate the lease on September 30, 2006. The exercise of this option requires a one year advance notice and the payment of $205,500. At this time, the Company does not expect to exercise this option or have to pay this amount.

         Net cash used for investing activities for 2003 amounted to $451,695 compared to $686,775 and $3,493,918 for the years ending December 31, 2002 and 2001, respectively. For the years ending December 31, 2003 and 2002, the primary use of cash was for capital expenditures. For the year ending December 31, 2001, the primary use of this cash was for the investment in Microlab/FXR.

         Net cash used for financing activities was $1,467,302, $2,022,447 and $5,525,377 for the years ending December 31, 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, the primary uses of this cash were for the payment of dividends and for the acquisition of treasury stock. Cash outlays were partially offset by proceeds from the exercise of stock options in 2003, 2002 and 2001.

         For details of dividends paid in the years ended December 31, 2003 and 2002, refer to Item 5. It is the Company's present intention to maintain a quarterly dividend policy.

                        Table of Contractual Obligations


                                                                Payments Due by Period
                                         Less than                                                  More than
                        Total              1 Year            1-3 Years           4-5 Years            5 Years
                        -----            --------            ---------           ---------


Long-Term Debt       $3,129,209           $40,329              $90,374            $105,076          $2,893,430
Operating Lease       3,546,135           484,235              853,067             898,767           1,310,066
Equipment Lease         275,263            60,713              101,268              97,844              15,438
                     ----------          --------           ----------          ----------          ----------
                     $6,950,607          $585,277           $1,044,709          $1,101,687          $4,218,934
                     ==========          ========           ==========          ==========          ==========



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

Item 9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

           Not Applicable.

Item 9A.  Controls and Procedures

           Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

           The current directors and executive officers of the Company are as follows:

Name                                 Age    Position

Paul Genova ......................... 48    Acting Chief Executive Officer,
                                             President, Chief Financial Officer
                                             and Director

Bent Hessen-Schmidt.................. 42    Executive Vice President, Marketing

Karabet 'Gary' Simonyan (1)(2)....... 68    Director, Non-Executive Chairman of
                                             the Board

Henry L. Bachman (3)................. 74    Director

John Wilchek (2)(3).................. 63    Director

Franklin H. Blecher ................. 75    Director

Michael Manza (1)(3)................. 68    Director

Andrew Scelba (1)(2)................. 72    Director
------------------------------------------------------
(1)      Member of Nominating and Governance Committee
(2)      Member of Compensation Committee
(3)      Member of Audit Committee

                  The Stock Option Committee was absorbed into, and will now be administered through, the Compensation Committee.

                  The Audit Committee has adopted an Audit Committee charter and all of its members are independent. The Company has determined that Mr. Henry Bachman is the "Financial Expert" on the Audit Committee.

                  All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

                  Until March 19, 2004, Mr. Edward Garcia served as the Company's CEO, President and Chairman of the Board of Directors. Subsequent to this date he will continue to consult for the Company. Mr. Terence McCoy will serve as the Company's CEO and will join the Board of Directors effective April 14, 2004.

                  Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by each of them.

                  Paul Genova joined the Company in September 2003 and serves as the Company's Acting Chief Executive Officer until April 14, 2004, President, Chief Financial Officer and Director. From 1994 to 2002, Mr. Genova served as Chief Financial Officer with Wilson Logistics, Inc., a supply chain management and industrial services provider, which is a wholly owned subsidiary of Wilson Logistics Holdings, AB Sweden. From 1985 to 1994, Mr. Genova worked with Deloitte & Touche as a Senior Audit Manager, working with various global manufacturing companies. Mr. Genova earned his New York CPA certificate in 1983 and has a Bachelor of Science degree in Accounting from Manhattan College.

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

                  Karabet 'Gary' Simonyan became a director of the Company in March 2002 and non-executive Chairman of the Board in March 2004. Mr. Simonyan founded the Company in 1985. From 1985 until his official retirement from the Company in 1997, Mr. Simonyan served in several capacities including Chairman of the Board, Chief Executive Officer, President and Director. From 1978 until he joined the Company, he worked for Micronetics, Inc., a manufacturer of electronic products, in several capacities, including President. From 1977 through 1978, he served as President of Laser Management Associates, an electronics consulting firm, which he founded. Mr. Simonyan has a Bachelor of Science degree in Applied Physics and has undertaken graduate studies in electrical engineering and in business administration.

                  Henry L. Bachman became a director of the Company in January 1999 and has had a career of over 50 years in the electronics industry. From 1951 to 1996, Mr. Bachman served as Vice President of Hazeltine, a subsidiary of Marconi Aerospace Systems Inc., Advanced Systems Division, on a full-time basis and currently provides consulting services to them on a part-time basis. Mr. Bachman was President of The Institute of Electrical and Electronics Engineers
(IEEE). Mr. Bachman has a Bachelor degree and Masters degree from Polytechnic University as well as completed the Advanced Management Program at Harvard Sloan School of Management.

                  John Wilchek became a director of the Company in May 1993. He was the founder, President, CEO and Chairman of Zenith Knitting Mills until his retirement in 1991.

                  Franklin H. Blecher, Ph.D. became a director of the Company in November 1994. In a thirty-seven year career with AT&T Bell Laboratories, Dr. Blecher held several significant positions including Executive Director of the Technical Information Systems Division from 1987 to 1989 and Executive Director of the Integrated Circuit Design Division from 1982 to 1987 and previously Director of the Mobile Communications Laboratory. Dr. Blecher has made significant contributions in the area of transistor design for computer applications. He has also developed widely used telephone and cellular transmission systems. His laboratory's work in the cellular field was used by the FCC to establish standards for commercial cellular systems. Dr. Blecher received his Ph.D. from New York Polytechnic University where he is presently a member of the Corporate Board and is a member of the National Academy of Engineering. Dr. Blecher will not continue on Wireless Telecom Group's Board of Directors following the expiration of his current term.

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

                  Andrew Scelba became a director of the Company in January 2003. In 1980, Mr. Scelba established ANR advertising, a technical agency specializing in electronic and telecommunication accounts, servicing both national and international accounts. In 1990, the name was changed to SSD&W and subsequently to SGW. Mr. Scelba served as President and later Chairman of the Board. In 2000, Mr. Scelba retired, but continued to consult for the agency. Mr. Scelba has a Bachelor of Science degree in Advertising and a MBA in Marketing from Fairleigh Dickenson University.

Item 11.  Executive Compensation

           The information required under this item is set forth in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on or about May 21, 2004 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company's year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

           The information required under this item is set forth in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on or about May 21, 2004 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company's year-end.

Item 13.  Certain Relationships and Related Transactions

           The information required under this item is set forth in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on or about May 21, 2004 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company's year-end.

Item 14.  Principal Accountant Fees and Services

           The information required under this item is set forth in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on or about May 21, 2004 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company's year-end.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       (1)     Report of Independent Auditors
                  Consolidated Balance Sheets as of December 31, 2003 and 2002
                  Consolidated Statements of Operations for the Three Years in
                   the Period ended December 31, 2003
                  Consolidated Statements of Changes in Shareholders' Equity for
                   the Three Years in the Period ended December 31, 2003
                  Consolidated Statements of Cash Flows for the Three Years in
                   the Period ended December 31, 2003
                  Notes to Consolidated Financial Statements

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

                  10.11    Wireless Telecom Group, Inc. 2000 Stock Option
                            Plan (8)

                  10.12    Stock Purchase Agreement dated December 21, 2001, by
                            and among the Company, Microlab/FXR and Harry A. Augenblick (9)

                  10.13    Stock Purchase Agreement made as of December 21,
                            2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan (9)

                  10.14    Amended Employment Agreement dated as of January 25,
                            2002 by and among Edward Garcia and the Company (10)

                  11.1     Computation of Per Share Earnings filed here with

                  14       Code of Ethics filed here with

                  23.1     Consent of Independent Auditors (Lazar Levine & Felix
                            LLP) included herein as Exhibit 23.1

                  31.1     Certification pursuant to section 302 of the
                            Sarbanes-Oxley Act of 2002

                  31.2      Certification pursuant to section 302 of the
                             Sarbanes-Oxley Act of 2002

                  32.1      Certification pursuant to 18 U.S.C. section 1350

                  32.2      Certification pursuant to 18 U.S.C. section 1350
-------------------

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

                          WIRELESS TELECOM GROUP, INC.

         Date: March 26, 2004                 By: /s/ Paul Genova
                                                  ------------------------------
                                                  Paul Genova
                                                  Acting Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Name                           Title                         Date


/s/ Paul Genova             President, Chief Financial Officer    March 26, 2004
--------------------------- and Director
Paul Genova

/s/ Karabet Simonyan        Director, Non-Executive Chairman of   March 26, 2004
--------------------------- the Board
Karabet Simonyan

/s/ Henry Bachman           Director                              March 26, 2004
---------------------------
Henry Bachman

/s/ John Wilchek            Director                              March 26, 2004
---------------------------
John Wilchek

/s/ Franklin H. Blecher     Director                              March 26, 2004
---------------------------
Franklin H. Blecher

/s/ Michael Manza           Director                              March 26, 2004
---------------------------
Michael Manza

/s/ Andrew Scelba           Director                              March 26, 2004
---------------------------
Andrew Scelba

/s/ Reed DuBow              Controller                            March 26, 2004
---------------------------
Reed DuBow

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

                                                                      Page(s)


Independent Auditors' Report                                          F - 2

Consolidated Financial Statements:

      Balance Sheets as of December 31, 2003 and 2002                 F - 3

      Statements of Operations for the Three Years in the Period
          Ended December 31, 2003                                     F - 4

      Statement of Changes in Shareholders' Equity for the Three
          Years in the Period Ended December 31, 2003                 F - 5

      Statements of Cash Flows for the Three Years in the Period
          Ended December 31, 2003                                     F - 6


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



                                                    /s/ LAZAR LEVINE & FELIX LLP
                                                    ----------------------------
                                                        LAZAR LEVINE & FELIX LLP


New York, New York
March 3, 2004
Except for Note 11 which
is dated March 19, 2004


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

                                    ASSETS

                                                                                          December 31,
                                                                                -------------------------------
                                                                                      2003              2002
                                                                                -------------     -------------

CURRENT ASSETS:
    Cash and cash equivalents                                                     $16,265,765       $15,523,180
    Accounts receivable - net of allowance for doubtful accounts of
      $175,399 and $175,838 for 2003 and 2002, respectively                         3,076,080         3,087,983
    Inventories                                                                     5,903,191         5,484,622
    Current portion of deferred tax benefit                                           264,880           106,000
    Prepaid expenses and other current assets                                         665,366           508,447
                                                                                -------------     -------------
TOTAL CURRENT ASSETS                                                               26,175,282        24,710,232
                                                                                -------------     -------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                 5,528,931         5,573,316
                                                                                -------------     -------------
OTHER ASSETS:
    Goodwill                                                                        1,351,392         1,351,392
    Deferred tax benefit                                                              383,861           386,956
    Other assets                                                                      184,745           193,700
                                                                                -------------     -------------
TOTAL OTHER ASSETS                                                                  1,919,998         1,932,048
                                                                                -------------     -------------

TOTAL ASSETS                                                                      $33,624,211       $32,215,596
                                                                                =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                            $   1,256,672      $    692,383
    Accrued expenses and other current liabilities                                    367,437           469,645
    Current portion of mortgage payable                                                40,329            37,401
    Income taxes payable                                                              538,986                 -
                                                                                -------------     -------------
 TOTAL CURRENT LIABILITIES                                                          2,203,424         1,199,429
                                                                                -------------     -------------

LONG TERM LIABILITIES:
    Mortgage payable                                                                3,088,880         3,129,209
    Deferred rent payable                                                              43,377                 -
    Deferred revenue                                                                   68,478                 -
                                                                                -------------     -------------
TOTAL LONG TERM LIABILITIES                                                         3,200,735         3,129,209
                                                                                -------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued              -                 -
     Common stock, $.01 par value, 75,000,000 shares authorized, 19,992,378
     and 19,875,378 shares issued for 2003 and 2002, respectively                     199,924           198,754
    Additional paid-in capital                                                     13,100,857        12,904,589
    Retained earnings                                                              22,620,700        22,379,333
    Treasury stock, at cost - 3,049,700 and 2,994,500 shares for 2003 and
     2002, respectively                                                            (7,701,429)       (7,595,718)
                                                                                -------------     -------------
                                                                                   28,220,052        27,886,958
                                                                                -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $33,624,211       $32,215,596
                                                                                =============     =============



   The accompanying notes are an integral part of these financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.


                                                                     For the Year Ended December 31,
                                                            ----------------------------------------------
                                                                2003             2002              2001
                                                            -----------      -----------       -----------
NET SALES                                                   $19,724,240      $20,747,707       $19,041,838
                                                            -----------      -----------       -----------
COSTS AND EXPENSES:
    Cost of sales                                             9,464,878       10,280,865         8,675,257
    Selling, general and administrative expenses              8,125,284        7,678,996         5,856,839
    Impairment of goodwill                                            -                -         2,032,051
    Interest, dividends and other (income) expense            (441,499)          197,078          (801,580)
                                                            -----------      -----------       -----------

TOTAL COSTS AND EXPENSES                                     17,148,663       18,156,939        15,762,567
                                                            -----------      -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                      2,575,577        2,590,768         3,279,271

    Provision for income taxes                                  812,582          823,150         2,062,000
                                                            -----------      -----------       -----------

NET INCOME                                                  $ 1,762,995      $ 1,767,618       $ 1,217,271
                                                            ===========      ===========       ===========

NET INCOME PER COMMON SHARE:
    Basic                                                         $0.10            $0.10             $0.07
    Diluted                                                       $0.10            $0.10             $0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                    16,904,036       17,080,648        17,746,979
    Diluted                                                  17,113,472       17,340,264        18,046,498



   The accompanying notes are an integral part of these financial statements.



CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.



                                                                    Additional                        Treasury
                                                        Common      Paid-in           Retained        Stock
                                                        Stock       Capital           Earnings        at Cost          Total

Balance at December 31, 2000                           $197,817    $12,748,855       $21,466,402    $(2,030,036)      $32,383,038

Dividends - $.04 per share                                    -              -          (704,257)             -          (704,257)

Stock options exercised                                     260         43,802                 -              -            44,062

Purchase of treasury stock                                    -              -                 -     (4,833,014)       (4,833,014)

Net income                                                    -              -         1,217,271              -         1,217,271
                                                       ---------   ------------      ------------   ------------      ------------

Balance at December 31, 2001                            198,077     12,792,657        21,979,416     (6,863,050)       28,107,100

Dividends - $.08 per share                                    -              -        (1,367,701)             -        (1,367,701)

Stock options exercised                                     677        111,932                 -              -           112,609

Purchase of treasury stock                                    -              -                 -       (732,668)         (732,668)

Net income                                                    -              -         1,767,618              -         1,767,618
                                                       ---------   ------------      ------------   ------------      ------------

Balance at December 31, 2002                            198,754     12,904,589        22,379,333     (7,595,718)       27,886,958

Dividends - $.09 per share                                    -              -        (1,521,628)             -        (1,521,628)

Stock options exercised                                   1,170        196,268                 -              -           197,438

Purchase of treasury stock                                    -              -                 -       (105,711)         (105,711)

Net income                                                    -              -         1,762,995              -         1,762,995
                                                       ---------   ------------      ------------   ------------      ------------

BALANCE AT DECEMBER 31, 2003                           $199,924    $13,100,857       $22,620,700    $(7,701,429)      $28,220,052
                                                       ========    ============      ============   ============      ============


   The accompanying notes are an integral part of these financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

                                                                                            For the Year Ended December 31,
                                                                                   ----------------------------------------------
                                                                                       2003             2002              2001
                                                                                   ------------     ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                                     $ 1,762,995      $ 1,767,618       $ 1,217,271
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Impairment of goodwill                                                               -                -         2,032,051
        Depreciation and amortization                                                  497,599          592,611           539,743
        Deferred revenue                                                                68,478                -                 -
        Deferred income (benefit) taxes                                               (155,785)          11,971          (294,492)
        Provision for losses on accounts receivable                                       (439)          11,889            43,192
        Write down of investment - other assets                                              -          499,000                 -
        Other income                                                                         -          (11,096)          (66,672)
    Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                                      12,343         (232,334)          868,953
        (Increase) decrease in inventory                                              (418,568)         831,463          (745,317)
        (Increase) decrease in prepaid expenses and other current assets              (149,485)          46,378          (259,019)
        Increase (decrease) in accounts payable and accrued expenses                   505,458         (259,088)         (779,681)
        Increase (decrease) increase in income taxes                                   538,986         (164,650)          150,650
                                                                                   ------------     ------------      ------------
        Net cash provided by operating activities                                    2,661,582        3,093,762         2,706,679
                                                                                   ------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Microlab/FXR net of cash received
     of $2,965,125                                                                           -                -        (3,170,206)
    Purchase of investment - other assets                                                    -          (16,000)                -
    Capital expenditures                                                              (450,816)        (666,072)         (315,159)
    Officers' life insurance                                                              (879)          (4,703)          (8,553)
                                                                                   ------------     ------------      ------------
        Net cash (used for) investing activities                                      (451,695)        (686,775)       (3,493,918)
                                                                                   ------------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of mortgage note                                                          (37,401)         (34,687)          (32,168)
    Dividends paid                                                                  (1,521,627)      (1,367,701)         (704,257)
    Proceeds from exercise of stock options                                            197,437          112,609            44,062
    Acquisition of treasury stock                                                     (105,711)        (732,668)       (4,833,014)
                                                                                   ------------     ------------      ------------
        Net cash (used for) financing activities                                    (1,467,302)       (2,022,447)      (5,525,377)
                                                                                   ------------     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                        742,585          384,540        (6,312,616)

    Cash and cash equivalents, at beginning of year                                 15,523,180       15,138,640        21,451,256
                                                                                   ------------     ------------      ------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                          $16,265,765      $15,523,180       $15,138,640
                                                                                   ============     ============      ============

SUPPLEMENTAL INFORMATION:
    Cash paid during the year for:
      Taxes                                                                          $ 195,039        $ 869,580       $ 2,397,853
      Interest                                                                       $ 238,133        $ 240,849       $   243,367





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

          On December 21, 2001, the Company acquired Microlab/FXR, a private entity, for the net purchase price of $3,800,000 in cash. The acquisition of Microlab/FXR was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $1,351,000 was recorded as goodwill at December 31, 2001.

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

                                         Unaudited Pro Forma Information
                                         For The Year Ended December 31,

                                                      2001
                                                  -----------

                 Net sales                        $26,179,930

                 Net income                         1,552,890

                 Earnings per share:
                             Basic                      $0.09
                             Diluted                    $0.09

          This unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on January 1, 2001, nor are they necessarily indicative of results that may occur in the future.

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

          Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large customer base. However, at December 31, 2003, primarily all of the Company's receivables do pertain to the telecommunications industry.

          The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and long term debt approximate fair value.

          Cash and Cash Equivalents:

          The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts and commercial paper, all stated at cost, which approximates market value. As of December 31, 2003 and 2002, the Company had approximately $14,200,000 and $12,500,000 invested in commercial paper and government backed securities, respectively.

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

          Inventories consist of:

                                                         December 31,
                                                ----------------------------
                                                     2003            2002
                                                -----------      -----------
                Raw materials                    $4,084,932       $4,204,838
                Work-in-process                     757,436          332,506
                Finished goods                    1,060,823          947,278
                                                -----------      -----------
                                                 $5,903,191       $5,484,622
                                                ===========      ===========


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

          Intangible Assets:

          Goodwill related to the purchase of the noise generation product line in 1999, aggregating $2,500,000, was to be amortized on a straight line basis over 15 years.

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

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

          On December 21, 2001, the Company acquired Microlab/FXR, which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $1,351,392 was recorded as goodwill on the accompanying Consolidated Balance Sheet at December 31, 2001. In accordance with Statement of Financial Accounting Standards No. 142, this goodwill will not be amortized, but will be tested for impairment periodically. This goodwill was tested for impairment by an independent valuation consulting firm for the year ended December 31, 2003. The conclusion of this valuation was that this goodwill was not impaired under the Statement of Financial Accounting Standards No. 142 requirements for goodwill impairment testing and consequently no adjustment to goodwill was necessary.

          Revenue Recognition:

          Revenue from product sales, net of trade discounts and allowances, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer.

          Research and Development Costs:

          Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 2003, 2002 and 2001 were $2,045,747,
          $1,918,593 and $1,152,985, respectively.

          Advertising Costs:

          Advertising expenses are charged to operations during the year in which they are incurred and aggregated $488,038, $492,070 and $534,168 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

          Income Taxes:

          The Company utilizes SFAS 109, "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognized the benefit of Boonton's net operating loss carryforward applying a valuation allowance which requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized.

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

          Recent Accounting Pronouncements:

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective immediately and are reflected in
          Note 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          Recent Accounting Pronouncements (Continued):

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

NOTE 2 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment, consists of the following:

                                                        December 31,
                                               -----------------------------
                                                   2003              2002
                                               ------------     ------------

         Building and improvements               $3,557,186       $3,557,186
         Machinery and equipment                  3,018,939        2,881,906
         Furniture and fixtures                     600,926          551,745
         Transportation equipment                    91,841          115,318
         Leasehold improvements                     797,282          576,518
                                               ------------     ------------
                                                  8,066,174        7,682,673
         Less: accumulated depreciation
          and amortization                        3,237,243        2,809,357
                                                -----------     ------------
                                                  4,828,931        4,873,316
         Add: land                                  700,000          700,000
                                               ------------     ------------
                                                 $5,528,931       $5,573,316
                                               ============     ============

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

          Maturities of mortgage principal payments for the next five years are $40,329, $43,485, $46,889, $50,559, and $54,517, respectively and
          $2,893,430 thereafter.

NOTE 5 -  SHAREHOLDERS' EQUITY:

          The Company paid quarterly cash dividends aggregating $1,521,627, $1,367,701 and $704,257 for the years ending December 31, 2003, 2002 and 2001, respectively.

          In June 1998, the Company retained J.W. Genesis as its financial adviser. In connection with this appointment, the Company issued to J.W. Genesis, warrants to acquire 250,000 shares of the Company's common stock at a price of $3.0625 per share, the fair market value at the date of issuance. These warrants expired in June 2003.

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

NOTE 5 -  SHAREHOLDERS' EQUITY (Continued):

          A summary of stock activity, and related information for the years ended December 31, follows:


                                                                                  Weighted Average
                                                             Option                Exercise Price
                                                            ---------             ----------------

 Outstanding, December 31, 2000                             2,203,580                  $2.49

 Weighted average fair value of options
   granted during the year                                                              2.41

           Granted                                            147,000                   2.69
           Exercised                                          (26,000)                  1.69
           Canceled                                           (27,000)                  2.63
                                                            ----------
 Outstanding, December 31, 2001                             2,297,580                   2.51

 Weighted average fair value of options
   granted during the year                                                              2.51

           Granted                                            465,000                   2.31
           Exercised                                          (59,867)                  1.88
           Canceled                                           (56,000)                  2.50
                                                            ----------
 Outstanding, December 31, 2002                              2,646,713                  2.49

 Weighted average fair value of options
  granted during the year                                                               0.86

           Granted                                            265,000                   2.14
           Exercised                                         (117,000)                  1.69
           Canceled                                          (321,633)                  2.70
                                                            ----------
      Outstanding, December 31, 2003                        2,473,080                   2.47
                                                            ==========
   Options exercisable:
     December 31, 2001                                        821,031                   2.78
     December 31, 2002                                      1,234,955                   2.63
     December 31, 2003                                      1,524,699                   2.52



Exercise prices for options outstanding as of December 31, 2003 ranged from $1.69 to $6.75. The weighted average remaining contractual life of these options is seven years.

Equity Compensation Plans:

The following table summarizes information, as of December 31, 2003, relating to equity compensation plans of the Company pursuant to which grants of options or other rights to acquire shares may be granted from time to time:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE   5   -     SHAREHOLDERS' EQUITY (Continued):


                      EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------------------
                       (a)                   (b)                       (c)
----------------------------------------------------------------------------------------
              Number of securities  Weighted-average      Number of securities remaining
               to be issued upon     exercise price of     available for future issuance
Plan Category  exercise of           outstanding options,  under equity compensation
               outstanding options,  warrants and rights   plans (excluding securities
               warrants and rights                         reflected in column (a))
----------------------------------------------------------------------------------------
Equity
 compensation
 plans
 approved by
 security
 holders (1)             2,473,080                 $2.47                        743,633
----------------------------------------------------------------------------------------
Equity
 compensation
 plans not
 approved by
 security
 holders                         0                     0                              0
----------------------------------------------------------------------------------------
Total                    2,473,080                 $2.47                        743,633
----------------------------------------------------------------------------------------



(1) These plans include the Company's 1995 and 2000 Stock Option Plans.

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively; risk-free interest rates of 2.4%, 3.5% and 4.5%, dividend yields of 8%, 2% and 2%; volatility factors of the expected market price of the Company's common stock of 86%, 76% and 63%; and a weighted average expected life of the options of seven years.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:


                                                   2003             2002              2001
                                                   ----             ----              ----
              Net income:
                   As reported                  $1,762,995       $1,767,618        $1,217,271
                   Pro forma                     1,636,256        1,562,986         1,051,239
              Basic earnings per share:
                   As reported                        $.10             $.10              $.07
                   Pro forma                           .10              .09               .06
              Diluted earnings per share:
                   As reported                        $.10             $.10              $.07
                   Pro forma                           .10              .09               .06



NOTE 6 -  OPERATIONAL INFORMATION AND EXPORT SALES:

          Sales:

          The Company's operations are in a single industry segment and involve the manufacture of various types of electronic test equipment. All of the Company's assets are domestic.

          For the years ended December 31, 2003, one customer accounted for 11% of total sales. This customer had an accounts receivable balance of approximately $475,000 at December 31, 2003. For the years ended 2002 and 2001, no customer accounted for more than 10% of total sales.

          In addition to its in-house sales staff, the Company uses various manufacturers representatives to sell its products. For the years ended December 31, 2003 and 2002, no representative accounted for more than 10% of total sales. For the year ended 2001, one representative accounted for 10% of total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE 6 -  OPERATIONAL INFORMATION AND EXPORT SALES (Continued):

          Export sales which are all transacted in US dollars, were approximately 33%, 34% and 37% of total sales for the years ended December 31, 2003, 2002 and 2001, respectively. Export sales by geographic location are as follows:

                                  2003              2002              2001
                              -----------        ----------       ----------
                 Asia          $2,959,000        $3,391,000       $2,162,000
                 Europe         2,921,000         3,047,000        3,074,000
                 Other            655,000           655,000        1,750,000
                              -----------        ----------       ----------
                               $6,535,000        $7,093,000       $6,986,000
                               ==========        ==========       ==========

          Purchases:

          No third party supplier accounted for more than 10% of the Company's total inventory purchases for 2003 or 2002. One third party supplier accounted for approximately 15% of the Company's total inventory purchases for 2001.


NOTE 7 - 401(k) PROFIT SHARING PLAN:

          During the year ended December 31, 1990, the Company adopted a resolution to institute a 401(k) profit sharing plan effective January 1, 1991, to cover all eligible employees. Contributions to the plan for the years ended December 31, 2003, 2002 and 2001 aggregated $106,214, $99,947 and $70,548, respectively.


NOTE 8 -  INCOME TAXES:

          The components of income tax expense related to income are as follows:

                                                December 31,
                                ------------------------------------------
                                    2003           2002           2001
                                -----------    -----------    ------------
          Current:
            Federal              $ 619,226       $553,887     $2,156,780
            State                  355,434        193,263        496,890
          Deferred:
            Federal               (155,785)        57,000       (556,400)
            State                   (6,293)        19,000        (35,270)
                                -----------    -----------    ------------
                                 $ 812,582      $ 823,150     $2,062,000
                                ===========    ===========    ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE 8 -  INCOME TAXES (Continued):

          The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:


                                                                                December 31,
                                                                  ---------------------------------------
                                                                   2003            2002             2001
                                                                  ------          ------           ------
                                                                   % of           % of            % of
                                                                  Pre Tax         Pre Tax        Pre Tax
                                                                 Earnings        Earnings        Earnings
                                                                 --------        --------        --------

   Statutory federal income tax rate                               34.0%            34.0%           34.0%
   State income tax net of federal tax benefit                      8.3              5.4             5.6
   Benefits from Foreign Sales Corporation                          0.0             (6.5)           (0.6)
   Benefit from deferred tax adjustment                            (6.1)             0.0             0.0
   Other, including research and development credit                (4.7)            (1.1)           (1.2)
   Non deductible impairment charge                                 0.0              0.0            25.1
                                                                  ------          -------          ------
                                                                   31.5%            31.8%           62.9%
                                                                  ======          =======          ======


   The components of deferred income taxes are as follows:

                                                                              December 31,
                                                                      ----------------------------
                                                                         2003              2002
                                                                      -----------      -----------
   Deferred tax assets:
     Uniform capitalization of inventory costs for tax purposes        $ 185,950          $37,927
     Allowances for doubtful accounts                                     78,930          100,338
     Deferred costs                                                           -            98,425
     Tax effect of goodwill impairment                                   845,914          298,798
     Net operating loss carryforward                                   1,087,602          541,034
                                                                      -----------      -----------
                                                                       2,198,396        1,076,522
     Valuation allowance for deferred tax assets                      (1,160,109)        (466,413)
                                                                      -----------      -----------
                                                                       1,038,287          610,109
   Deferred tax liabilities:
     Tax over book depreciation                                        (389,546)          (75,829)
     Other                                                                    -           (41,324)
                                                                      -----------      -----------
   Net deferred tax asset                                               $648,741          $492,956
                                                                      ===========      ===========




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

NOTE 9 -  COMMITMENTS AND CONTINGENCIES (Continued):

          Leases:

          The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant. The term of the lease agreement is for ten years beginning on October 1, 2001 and ending September 30, 2011. The lease also contains an option to terminate the lease effective September 30, 2006.

          The Company also leases a 23,100 square foot facility located in Livingston, New Jersey, which is occupied by Microlab/FXR. The original term of the lease was for ten years commencing on March 4, 1996. During the year 2003, the Company exercised an option to cancel the original lease as of the last day of February 2004. Additionally, the Company agreed to a separate three month lease extension through May 31, 2004. As of June 1, 2004, Microlab/FXR will relocate its operations to the Hanover Township, Parsippany facility.

          The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes and insurance. The future minimum lease payments are shown below:

                   2004                        $   484,235
                   2005                            418,917
                   2006                            434,150
                   2007                            441,767
                   2008                            457,000
                   Thereafter                    1,310,066
                                               -----------
                                                $3,546,135
                                               ===========

          Rent expense for the years ended December 31, 2003, 2002 and 2001 was $663,658, $561,361 and $567,439, respectively.

          On July 14, 1998 the Company entered into a 15 year lease for a 44,000 square foot facility located in Mahwah, New Jersey. This new facility was leased to serve as the headquarters and manufacturing plant for one of the Company's divisions which was sold in 1999. In December 1999, the Company exercised its option to purchase this building. In November 2000, the Company entered into an agreement to lease this property to an unrelated third party. Rental income for 2003 was $379,219. This lease, which terminates in 2013, provides for annual rental income of $379,219 throughout the lease term.

          The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2009. One of these leases may be renewed at the end of three years. Future payments consist of the following at December 31, 2003:

                          2004                              $ 60,713
                          2005                                51,042
                          2006                                50,226
                          2007                                50,226
                          2008                                47,618
                    Thereafter                                15,438
                                                            ---------
                                                            $275,263
                                                            =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES (Continued):

          Environmental Contingencies:

          Following an investigation by the New Jersey Department of Environmental Protection (NJDEP) in 1982, of the waste disposal practices at a certain site formerly leased by Boonton, the Company put a ground water management plan into effect as approved by the NJDEP. Costs associated with this site are charged directly to income as incurred. The owner of this site has notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the lessor would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations.

          Costs charged to operations in connection with the water management plan amounted to approximately $10,000 and $18,000 for the years ended December 31, 2003 and 2002, respectively. The Company estimates the expenditures in this regard for the fiscal year ending December 31, 2004 will amount to approximately $12,000. The Company will continue to be liable under the plan in all future years until such time as the NJDEP releases it from all obligations applicable thereto.


NOTE 10 - RELATED PARTY TRANSACTIONS:

          In 2003, the Company utilized the advertising service of SGW Integrated Marketing Communications. One of the Directors of the Company, Mr. Andrew Scelba, served as President and Chairman of the Board of SGW. He retired from this position in 2000 and currently performs consulting services on a limited basis. Total fees paid to SGW in 2003 were approximately $59,000.

          In January 2002, the Company paid $140,000 to GALEG, LLC for its services in connection with the identification and acquisition of Microlab/FXR. Mr. Karabet "Gary" Simonyan and members of his immediate family are among the members of GALEG, LLC. Mr. Simonyan is the Company's founder, Non-Executive Chairman of the Board and past Chief Executive Officer and President. These services and compensation all occurred before Mr. Simonyan rejoined the Board as a Director in March 2002.


NOTE 11 - SUBSEQUENT EVENT:

          On March 19, 2004, the Company announced the resignation of Mr. Edward Garcia as Chairman of the Board, Chief Executive Officer and President of the Company. As per the terms of his separation agreement, Mr. Garcia was paid $685,000. This event has been disclosed in a form 8-K filed by the Company and will be recorded as an expense in the first quarter results of 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Wireless Telecom Group, Inc.

NOTE 12   -      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                 The following is a summary of selected quarterly financial data (in thousands, except per share amounts).



                 2003                                                                      Quarter
                                                                      -------------------------------------------------
                                                                        1st           2nd           3rd          4th
                                                                      -------       -------       -------       -------
                 Net sales                                            $4,153        $4,836        $5,187        $5,549
                 Gross profit                                          2,084         2,383         2,815         2,977
                 Operating income                                         83           447           912           692
                 Net income                                              118           367           647           631

                 Diluted net income per share                           $.01          $.02          $.04          $.04


                 2002                                                                       Quarter
                                                                      -------------------------------------------------
                                                                        1st           2nd           3rd           4th
                                                                      -------       -------       -------       -------
                 Net sales                                            $5,082        $5,541        $5,106        $5,019
                 Gross profit (1)                                      2,357         2,788         2,534         2,788
                 Operating income (2)                                    530           807           648           803
                 Net income                                              369           536           432           431

                 Diluted net income per share                           $.02          $.03          $.03          $.02




(1) Restated for the reclassification of research and development expense.
(2) Restated for the reclassification of building depreciation expense.

                          WIRELESS TELECOM GROUP, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR EACH OF THE THREE YEARS ENDED DECEMBER 31,



                 Allowance for doubtful accounts:

                                    Balance at
                                   Beginning of                                             Balance at
                                       year           Provisions         Deductions        end of year
                                    ----------        ----------         ----------        -----------
                    2003            $  175,838         $      -          $    (439)        $  175,399
                    2002               113,950           61,888                   -           175,838
                    2001                70,758           43,192                   -           113,950




                 Allowance for deferred tax valuation:

                                    Balance at
                                   beginning of                                             Balance at
                                       year           Provisions         Reductions        end of year
                                    ----------        ----------         ----------        -----------

                    2003            $  466,413         $  693,696        $       -         $ 1,160,109
                    2002             1,362,891                  -         (896,478)            466,413
                    2001               271,742          1,091,149                -           1,362,891

