Form 10-Q
period 2004-03-31
WIRELESS TELECOM GROUP INC
filed 2004-05-13
CIK 878828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the Quarterly Period Ended March 31, 2004
                                 ----------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------    ---------------------


Commission file number: 1-11916
                        --------------------------------------------

                          WIRELESS TELECOM GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                     22-2582295
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


              25 Eastmans Road
          Parsippany, New Jersey                              07054
----------------------------------------------                ------
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
YES   X    NO
    -----     -----

           Indicate by check mark whether the registrant is an accelerated filer (as defined on Exchange Act Rule 12b-2).
YES        NO   X
    -----     -----

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -  Par Value $.01                          17,144,611
------------------------------                     ------------------
             Class                                 Outstanding Shares
                                                     At May 7, 2004

                                           WIRELESS TELECOM GROUP, INC.


                                                 Table of Contents



PART I.  FINANCIAL INFORMATION                                                      Page(s)

         Item 1 -- Consolidated Financial Statements:

                  Condensed Balance Sheets as of March 31, 2004 (unaudited)
                     and December 31, 2003                                             3

                  Condensed Statements of Operations for the Three Months
                     Ended March 31, 2004 and 2003 (unaudited)                         4

                  Condensed Statements of Cash Flows for the Three Months
                     Ended March 31, 2004 and 2003 (unaudited)                         5

                  Notes to Interim Condensed Financial Statements (unaudited)          6 - 7

         Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                          8 - 10

         Item 3 -- Quantitative and Qualitative Disclosures About Market Risk          11

         Item 4 -- Controls and Procedures                                             11

PART II. OTHER INFORMATION

         Item 1 -- Legal Proceedings                                                   12

         Item 2 -- Changes in Securities and Use of Proceeds                           12

         Item 3 -- Defaults upon Senior Securities                                     12

         Item 4 -- Submission of Matters to a Vote of Security Holders                 12

         Item 5 -- Other Information                                                   12

         Item 6 -- Exhibits and Reports on Form 8-K                                    12


Signatures                                                                             13

Exhibit Index                                                                          14

                                                                               2

                         PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                             MARCH 31,      DECEMBER 31,
                                                                               2004             2003
                                                                          --------------- -----------------
                                                                            (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $15,082,100       $16,265,765
   Accounts receivable -- net of allowance for doubtful accounts of
    $174,179 and $175,399 for 2004 and 2003, respectively                      3,597,882         3,076,080
   Inventories                                                                 6,247,562         5,903,191
   Current portion of deferred tax asset                                         264,880           264,880
   Prepaid expenses, taxes and other current assets                              578,240           665,366
                                                                          --------------- -----------------
TOTAL CURRENT ASSETS                                                          25,770,664        26,175,282
                                                                          --------------- -----------------

PROPERTY, PLANT AND EQUIPMENT - NET                                            5,539,499         5,528,931
                                                                          --------------- -----------------

OTHER ASSETS:
   Goodwill                                                                    1,351,392         1,351,392
   Deferred tax asset                                                            383,861           383,861
   Other assets                                                                  186,313           184,745
                                                                          --------------- -----------------
TOTAL OTHER ASSETS                                                             1,921,566         1,919,998
                                                                          --------------- -----------------

TOTAL ASSETS                                                                 $33,231,729       $33,624,211
                                                                          =============== =================

                                  - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                           $1,009,723        $1,256,672
   Accrued expenses and other current liabilities                                468,483           367,437
   Current portion of mortgage payable                                            41,096            40,329
   Income taxes payable                                                          474,997           538,986
                                                                          --------------- -----------------
TOTAL CURRENT LIABILITIES                                                      1,994,299         2,203,424
                                                                          --------------- -----------------

LONG TERM LIABILITIES:
   Mortgage payable                                                            3,078,314         3,088,880
   Deferred rent payable                                                         122,287           111,855
                                                                          --------------- -----------------
TOTAL LONG TERM LIABILITIES                                                    3,200,601         3,200,735
                                                                          --------------- -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued           -                 -
   Common stock, $.01 par value, 75,000,000 shares authorized, 20,070,311
     and 19,992,378 issued for 2004 and 2003, respectively                       200,703           199,924
   Additional paid-in-capital                                                 13,239,564        13,100,857
   Retained earnings                                                          22,297,991        22,620,700
   Treasury stock at cost, - 3,049,700 shares                                 (7,701,429)       (7,701,429)
                                                                          --------------- -----------------
TOTAL SHAREHOLDERS' EQUITY                                                    28,036,829        28,220,052
                                                                          --------------- -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $33,231,729       $33,624,211
                                                                          =============== =================

                             See accompanying notes

                           WIRELESS TELECOM GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                           For the Three Months
                                              Ended March 31,
                                    ----------------------------------
                                          2004                2003
                                    ----------------------------------

NET SALES                               $5,486,445         $4,152,642
                                    ----------------------------------

COSTS AND EXPENSES:
   Cost of sales                         2,395,149          2,068,628
   Operating expenses                    2,970,953          2,001,277
   Interest and other income              (206,895)          (154,384)
   Interest expense                         59,085             59,796
                                    ----------------------------------

TOTAL COSTS AND EXPENSES                 5,218,292          3,975,317
                                    ----------------------------------

INCOME BEFORE INCOME TAXES                 268,153            177,325

PROVISION FOR INCOME TAXES                  80,286             59,181
                                    ----------------------------------

NET INCOME                                $187,867           $118,144
                                    ==================================

NET INCOME PER COMMON SHARE:

    BASIC                                    $0.01              $0.01
                                    ==================================

    DILUTED                                  $0.01              $0.01
                                    ==================================


                        See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    For the Three Months
                                                                       Ended March 31,
                                                                --------------------------
                                                                      2004         2003
                                                                --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $187,867     $118,144
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                    100,371      113,876
    Provision for losses on accounts receivable                       (1,220)      40,503
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                      (520,582)     381,237
    (Increase) in inventories                                       (344,372)    (234,483)
    Decrease in prepaid expenses and other current assets             87,126       94,030
    (Decrease) in accounts payable and accrued expenses             (135,471)      (3,859)
    (Decrease) in income taxes payable                               (63,989)           -
                                                                --------------------------
      Net cash (used for) provided by operating activities          (690,270)     509,448
                                                                --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                            (110,139)     (70,334)
    Increase in real estate escrow                                    (2,368)      (2,368)
                                                                --------------------------
      Net cash (used for) investing activities                      (112,507)     (72,702)
                                                                --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                         (9,799)      (9,088)
    Acquisition of treasury stock                                          -     (105,711)
    Cash dividends paid                                             (510,576)    (337,227)
    Proceeds from exercise of stock options/warrants                 139,487            -
                                                                --------------------------
      Net cash (used for) financing activities                      (380,888)    (452,026)
                                                                --------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                       (1,183,665)     (15,280)

  Cash and cash equivalents, at beginning of year                 16,265,765   15,523,180
                                                                --------------------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                    $15,082,100  $15,507,900
                                                                ==========================

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
          Taxes                                                     $199,286       $1,300

          Interest                                                   $59,085      $59,796


                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

         The condensed, consolidated balance sheet as of March 31, 2004 and the condensed, consolidated statements of operations for the three month periods ended March 31, 2004 and 2003 and the condensed, consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc.

         In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company's results for the interim periods being presented.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 2003, which note is incorporated herein by reference. Specific reference is made to that report for a description of the Company's securities and the notes to financial statements included therein, since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

         The results of operations for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INCOME PER COMMON SHARE

         Income per common share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during each period. As promulgated in SFAS 128 "Earnings Per Share" ("SFAS 128"), SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement.


NOTE 3 - SHAREHOLDERS' EQUITY

         During the three months ended March 31, 2004, no shares were repurchased by the Company, under the stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized, but will be tested for impairment periodically. During 2003, the goodwill relating to the acquisition of Microlab/FXR was tested for impairment by an independent valuation consulting firm for the year ended December 31, 2003. The conclusion of the valuation was that this goodwill was not impaired under Statement of Financial Accounting Standards No. 142 requirements for goodwill impairment testing. Additional testing will be done at the end of this year and each year going forward to continue to test for impairment of goodwill.


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

         The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:

                                           For the Three Months
                                              Ended March 31,
                                          2004             2003
                                        --------         --------
             Net income:
               As reported              $187,867         $118,144
               Pro forma                 161,040           65,336
             Basic earnings per share:
               As reported                  $.01             $.01
               Pro forma                     .01              .00
             Diluted earnings per share:
               As reported                  $.01             $.01
               Pro forma                     .01              .00


NOTE 6 - COMMITMENTS AND CONTINGENCIES

        The Company's former CEO, who resigned in March 2004, is now employed by the Company as an outside engineering consultant on a week-to-week basis. The Company has agreed to pay this former CEO at a weekly rate of $1,600 for a minimum of 20 hours per week. This verbal agreement can be terminated at any time.

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

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of March 31, 2004 and as of December 31, 2003 (ii) Condensed Consolidated Statements of
Operations for the three month periods ended March 31, 2004 and 2003 and (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003.

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

RESULTS OF OPERATIONS
---------------------

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

For the three months ended March 31, 2004 as compared to the corresponding period of the previous year, net sales increased to $5,486,000 from $4,153,000, an increase of $1,333,000 or 32.1%. The increase in the three months ended March 31, 2004 is a result of increased sales activity in all business operations.

Gross profit on net sales for the three months ended March 31, 2004 was $3,091,000 or 56.3% as compared to $2,084,000 or 50.2% of net sales for the three months ended March 31, 2003. Gross profit is higher for the three months ended March 31, 2004 than in the same period for 2003 primarily due to higher sales volume and lower manufacturing labor and direct overhead costs. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the three months ended March 31, 2004 were $2,971,000 or 54.2% of net sales as compared to $2,001,000 or 48.2% of net sales for the three months ended March 31, 2003.

For the three months ended March 31, 2004 as compared to the same period of the prior year, operating expenses increased in dollars by $970,000. This increase is primarily due to a one-time payout to the Company's former Chief Executive Officer of $685,000, an increase in commission expense of $136,000, an increase in amortization expense of $58,000 relating to a licensing agreement entered into by the Company, and increases in sales and marketing salaries and research and development expenses of $55,000 and $36,000, respectively.

Interest and other income increased by $53,000 for the three months ended March 31, 2004. These increases were primarily due to increased returns on short-term investments in 2004.

Net income increased to $188,000, or $.01 per share (diluted), for the three months ended March 31, 2004 as compared to $118,000, or $.01 per share (diluted) for the three months ended March 31, 2003. The explanation of these changes can be derived from the analysis given above of operations for the three month periods ending March 31, 2004 and 2003, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Company's working capital has decreased by $196,000 to $23,776,000 at March 31, 2004, from $23,972,000 at December 31, 2003. At March 31,
2004 the Company had a current ratio of 12.9 to 1, and a ratio of debt to net worth of 0.19 to 1. At December 31, 2003 the Company had a current ratio of 11.9 to 1, and a ratio of debt to net worth of 0.19 to 1.

The Company used cash for operations of $690,000 for the three month period ending March 31, 2004. This use of cash was primarily due to an increase in accounts receivable of $521,000, an increase in inventories of $344,000, a decrease in accounts payable and accrued expenses of $135,000 and a decrease in income taxes payable of $64,000, partially offset by net income of $188,000, a non-cash adjustment for depreciation and amortization of $100,000 and a decrease in prepaid expenses and other current assets of $87,000.

The Company's former CEO, who resigned in March 2004, is now employed by the Company as an outside engineering consultant on a week-to-week basis. The Company has agreed to pay this former CEO at a weekly rate of $1,600 for a minimum of 20 hours per week. This verbal agreement can be terminated at any time.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

Operating activities provided $509,000 in cash flows for the comparable period in 2003. The source of these funds was primarily due to cash provided by net income of $118,000, a decrease in accounts receivable of $381,000 and a non-cash adjustment for depreciation and amortization of $114,000, partially offset by an increase in inventories of $234,000.

Net cash used for investing activities for the three months ended March 31, 2004 was $113,000. The primary use of these funds was capital expenditures of $110,000. For the three months ended March 31, 2003, net cash used for investing activities was $73,000. The primary use of these funds was capital expenditures of $70,000.

Net cash used for financing activities for the three months ended March 31, 2004 was $381,000. The primary use of these funds was for dividends paid in the amount of $511,000, partially offset by proceeds from the exercise of stock options in the amount of $139,000. Net cash used for financing activities in the same period of 2003 was $452,000. The primary use of these funds in 2003 was for dividends paid in the amount of $337,000 and the acquisition of treasury stock in the amount of $106,000.

The Company anticipates that its resources provided by its cash flow from operations will be sufficient to meet its financing requirements for at least the next twelve-month period. The Company does not believe it will need to borrow funds during the next twelve-month period.

INFLATION AND SEASONALITY
-------------------------
The Company does not anticipate that inflation will significantly impact its business or its results of operations nor does it believe that its business is seasonal.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
-----------------------------------------------

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a credit facility with its major bank for the express purpose of purchasing components from an Asian supplier under a letter of credit. The Company has paid for the components received thus far during 2004. Should the Company not make payment directly, the credit facility would be utilized. The credit facility bears interest based on interest rates tied to the prime rate, which may fluctuate over time based on economic conditions.


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

       1. Form 8-K, dated March 19, 2004, reporting on Item 5, certain management changes at the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     WIRELESS TELECOM GROUP, INC.
                                     (Registrant)


Date:  May 7, 2004                   /S/Terence McCoy
                                     -----------------------------------
                                     Terence McCoy
                                     Chief Executive Officer



Date:  May 7, 2004                   /S/Paul Genova
                                     ---------------------------------

                                     Paul Genova
                                     President, Chief Financial Officer

EXHIBIT LIST


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