Form 10-Q
period 2004-06-30
WIRELESS TELECOM GROUP INC
filed 2004-08-10
CIK 878828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004
                               -------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF  THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from       to
                              ------   -----------------------------------------


Commission file number: 1-11916
                        -------

                          WIRELESS TELECOM GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                22-2582295
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


              25 Eastmans Road
          Parsippany, New Jersey                                07054
          ----------------------                                -----
(Address of principal executive offices)                      (Zip Code)

                                 (201) 261-8797
                                 --------------
               Registrant's telephone number, including area code

                                 Not Applicable
                                 --------------
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined on Exchange Act Rule 12b-2). YES    NO X
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -  Par Value $.01                                 17,223,801
--------------  --------------                                 ----------
       Class                                                Outstanding Shares
                                                             At July 30, 2004


                                                     WIRELESS TELECOM GROUP, INC.


                                                           Table of Contents



PART I.  FINANCIAL INFORMATION                                                                                  Page(s)

         Item 1 -- Consolidated Financial Statements:
                  Condensed Balance Sheets as of June 30, 2004 (unaudited)
                     and December 31, 2003                                                                           3

                  Condensed Statements of Operations for the Three and Six Months
                     Ended June 30, 2004 and 2003 (unaudited)                                                        4

                  Condensed Statements of Cash Flows for the Six Months
                     Ended June 30, 2004 and 2003 (unaudited)                                                        5

                  Notes to Interim Condensed Financial Statements (unaudited)                                    6 - 7

         Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                   8 - 11

         Item 3 -- Quantitative and Qualitative Disclosures About Market Risk                                       11

         Item 4 -- Controls and Procedures                                                                          11

PART II. OTHER INFORMATION

         Item 1 -- Legal Proceedings                                                                                12

         Item 2 -- Changes in Securities and Use of Proceeds                                                        12

         Item 3 -- Defaults upon Senior Securities                                                                  12

         Item 4 -- Submission of Matters to a Vote of Security Holders                                              12

         Item 5 -- Other Information                                                                                12

         Item 6 -- Exhibits and Reports on Form 8-K                                                                 12


Signatures                                                                                                          13

Exhibit Index                                                                                                       14



                                                    PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                                                     WIRELESS TELECOM GROUP, INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                 - ASSETS -


                                                                         JUNE, 30         DECEMBER 31,
                                                                           2004               2003
                                                                     ----------------   ----------------
                                                                       (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                             $15,048,428        $16,265,765
   Accounts receivable -- net of allowance for doubtful
    accounts of
     $133,046 and $175,399 for 2004 and 2003,
      respectively                                                         3,158,305          3,076,080
   Inventories                                                             6,518,135          5,903,191
   Current portion of deferred tax
    asset                                                                    264,880            264,880
   Prepaid expenses, taxes and other current
    assets                                                                   740,791            665,366
                                                                     ----------------   ----------------
TOTAL CURRENT ASSETS                                                      25,730,539         26,175,282
                                                                     ----------------   ----------------

PROPERTY, PLANT AND EQUIPMENT - NET                                        5,691,014          5,528,931
                                                                     ----------------   ----------------

OTHER ASSETS:
   Goodwill                                                                1,351,392          1,351,392
   Deferred tax
    asset                                                                    383,861            383,861
   Other assets                                                              153,940            184,745
                                                                     ----------------   ----------------
TOTAL OTHER ASSETS                                                         1,889,193          1,919,998
                                                                     ----------------   ----------------

TOTAL ASSETS                                                             $33,310,746        $33,624,211
                                                                     ================   ================

                                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                         $828,169         $1,256,672
   Accrued expenses and other current liabilities                            566,245            367,437
   Current portion of mortgage payable                                        41,877             40,329
   Income taxes
    payable                                                                  155,514            538,986
                                                                     ----------------   ----------------
TOTAL CURRENT LIABILITIES                                                  1,591,805          2,203,424
                                                                     ----------------   ----------------

LONG TERM LIABILITIES:
   Mortgage payable                                                        3,067,547          3,088,880
   Deferred rent
    payable                                                                  128,300            111,855
                                                                     ----------------   ----------------
TOTAL LONG TERM LIABILITIES                                                3,195,847          3,200,735
                                                                     ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares
    authorized,
     none issued                                                                   -                  -
   Common stock, $.01 par value, 75,000,000 shares authorized,
    20,273,501
     and 19,992,378 issued for 2004 and 2003,
      respectively                                                           202,735            199,924
   Additional paid-in-capital                                             13,591,415         13,100,857
   Retained
    earnings                                                              22,430,373         22,620,700
   Treasury stock at cost, - 3,049,700
    shares                                                                (7,701,429)        (7,701,429)
                                                                     ----------------   ----------------
TOTAL SHAREHOLDERS' EQUITY                                                28,523,094         28,220,052
                                                                     ----------------   ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $33,310,746        $33,624,211
                                                                     ================   ================

                                                        See accompanying notes





                                                     WIRELESS TELECOM GROUP, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (unaudited)



                                               For the Three Months                For the Six Months
                                                 Ended June 30,                      Ended June 30,
                                      -------------------------------- ---------------------------------
                                          2004              2003          2004                2003
                                      ------------- ------------------ ------------- -------------------

NET SALES                               $5,584,405         $4,835,975   $11,070,850          $8,988,617
                                      ------------- ------------------ ------------- -------------------

COSTS AND EXPENSES:
   Cost of sales                         2,555,970          2,452,932     4,951,119           4,521,393
   Operating
    expenses                             2,075,415          1,935,752     5,046,367           3,937,196
   Interest and other income               (32,645)          (188,396)     (239,540)           (342,780)
   Interest expense                         58,898             59,623       117,983             119,419
                                      ------------- ------------------ ------------- -------------------

TOTAL COSTS AND EXPENSES                 4,657,638          4,259,911     9,875,929           8,235,228
                                      ------------- ------------------ ------------- -------------------

INCOME BEFORE INCOME TAXES                 926,767            576,064     1,194,921             753,389

PROVISION FOR INCOME TAXES                 279,850            208,738       360,136             267,919
                                      ------------- ------------------ ------------- -------------------

NET INCOME                                $646,917           $367,326      $834,785            $485,470
                                      ============= ================== ============= ===================

NET INCOME PER COMMON
SHARE:

    BASIC                                    $0.04              $0.02         $0.05               $0.03
                                      ============= ================== ============= ===================

    DILUTED                                  $0.04              $0.02         $0.05               $0.03
                                      ============= ================== ============= ===================

                                                        See accompanying notes



                                                    WIRELESS TELECOM GROUP, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (unaudited)


                                                                              For the Six Months
                                                                                Ended June 30,
                                                                    -------------------------------------
                                                                        2004                  2003
                                                                    ---------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $834,785              $485,470
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                          220,863               230,181
    Provision for losses on accounts
     receivable                                                            (42,353)               16,092
  Changes in assets and  liabilities:
    (Increase) decrease in accounts receivable                             (39,873)              179,845
    (Increase) in inventories                                             (614,945)             (217,613)
    (Increase) decrease in prepaid expenses and other
     current assets                                                        (75,424)               56,997
    (Decrease) increase in accounts payable and accrued
     expenses                                                             (229,696)              192,518
    (Decrease) in income taxes payable                                    (383,472)                    -
                                                                    ---------------   -------------------
      Net cash (used for) provided by operating
       activities                                                         (330,115)              943,490
                                                                    ---------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                  (381,345)             (119,280)
    Cash surrender value - officer's life insurance                         33,940                     -
    Increase in real estate escrow                                          (4,736)               (4,736)
                                                                    ---------------   -------------------
      Net cash (used for) investing activities                            (352,141)             (124,016)
                                                                    ---------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                              (19,784)              (18,348)
    Deferred revenue                                                        16,445                     -
    Acquisition of treasury stock                                                -              (105,711)
    Cash dividends paid                                                 (1,025,112)             (674,713)
    Proceeds from exercise of stock options/warrants                       493,370               189,000
                                                                    ---------------   -------------------
      Net cash (used for) financing activities                            (535,081)             (609,772)
                                                                    ---------------   -------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (1,217,337)              209,702

  Cash and cash equivalents, at beginning of year                       16,265,765            15,523,180
                                                                    ---------------   -------------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                          $15,048,428           $15,732,882
                                                                    ===============   ===================

SUPPLEMENTAL INFORMATION:
    Cash paid during the
     period for:
          Taxes                                                           $742,136              $101,528

          Interest                                                        $117,983              $119,419

                                                     See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

              The condensed, consolidated balance sheet as of June 30, 2004 and the condensed, consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003 and the condensed, consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless
              Telecom Group, Inc. and its wholly-owned subsidiaries
              Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc.

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

              The results of operations for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

              Certain prior years' information has been reclassified to conform to the current year's reporting presentation.


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


     NOTE 3 - SHAREHOLDERS' EQUITY

              During the six months ended June 30, 2004, no shares were repurchased by the Company, under the stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001.

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

            The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:


                                                         For the Three Months         For the Six Months
                                                            Ended June 30,              Ended June 30,
                                                         2004             2003        2004           2003
                                                         ----             ----        ----           ----
            Net income:
                 As reported                              $646,917     $367,326      $834,785     $485,470
                 Pro forma                                 616,712      313,043       777,753      378,398
            Basic earnings per share:
                 As reported                                  $.04         $.02          $.05         $.03
                 Pro forma                                     .04          .02           .05          .03
            Diluted earnings per share:
                 As reported                                  $.04         $.02          $.05         $.03
                  Pro forma                                    .04          .02           .04          .02



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

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of June 30, 2004 and as of December 31, 2003

(ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2004 and 2003 and

(iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2004 and 2003.

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

For the six months ended June 30, 2004 as compared to the corresponding period of the previous year, net sales increased to $11,071,000 from $8,989,000, an increase of $2,082,000 or 23.2%. For the quarter ended June 30, 2004 as compared to the corresponding quarter of the previous year, net sales increased to $5,584,000 from $4,836,000, an increase of $748,000 or 15.5%. The increases in the three and six months ended June 30, 2004 are a result of increased sales activity in all business operations.

Gross profit on net sales for the six months ended June 30, 2004 was $6,120,000 or 55.3% as compared to $4,467,000 or 49.7% of net sales for the six months ended June 30, 2003. Gross profit on net sales for the quarter ended June 30, 2004 was $3,028,000 or 54.2% as compared to $2,383,000 or 49.3% of net sales for the three months ended June 30, 2003. Gross profit is higher for the three and six months ended June 30, 2004 than in the same periods for 2003 primarily due to higher sales volume and lower manufacturing labor and direct overhead costs. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the six months ended June 30, 2004 were $5,046,000 or 45.6% of net sales as compared to $3,937,000 or 43.8% of net sales for the six months ended June 30, 2003. Operating expenses for the quarter ended June 30, 2004 were $2,075,000 or 37.2% of net sales as compared to $1,936,000 or
40.0% of net sales for the quarter ended June 30, 2003.

For the three months ended June 30, 2004 as compared to the same period of the prior year, operating expenses increased in dollars by $140,000. This increase is primarily due to an increase in commissions expense of $135,000, an increase in amortization expense of $58,000 relating to a licensing agreement entered into by the Company, partially offset by a decrease in research and development expense of $94,000. For the six months ended June 30, 2004 as compared to the same period in the prior year, operating expenses increased in dollars by $1,109,000. This increase is primarily due to a one-time payout to the Company's former Chief Executive Officer of $685,000, an increase in commissions expense of $271,000, an increase in amortization expense of $115,000 relating to a licensing agreement entered into by the Company, an increase in advertising expense of $48,000, partially offset by a decrease in research and development expense of $58,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and other income decreased by $103,000 for the six months ended
June 30, 2004 and by $156,000 for the quarter ended June 30, 2004. These decreases were primarily due to realized losses in a working capital management account, classified as cash equivalents, due to the fact that they were highly liquid and readily convertible to cash, and were intended to be liquidated by the Company on a short-term basis.

Net income increased to $835,000, or $.05 per share (diluted), for the six months ended June 30, 2004 as compared to $485,000, or $.03 per share (diluted) for the six months ended June 30, 2003. The Company realized net income for the quarter ended June 30, 2004 of $647,000 or $.04 per share (diluted) as compared to $367,000 or $.02 per share (diluted) for the three months ended June 30, 2003. The explanation of these changes can be derived from the analysis given above of operations for the three and six month periods ending June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Company's working capital has increased by $167,000 to $24,139,000 at June 30, 2004, from $23,972,000 at December 31, 2003. At June 30, 2004 the
Company had a current ratio of 16.2 to 1, and a ratio of debt to net worth of
0.17 to 1. At December 31, 2003 the Company had a current ratio of 11.9 to 1, and a ratio of debt to net worth of 0.19 to 1.

The Company used cash for operations of $330,000 for the six month period ending June 30, 2004. This use of cash was primarily due to a one-time payout to the Company's former Chief Executive Officer of $685,000, an increase in inventories of $615,000, a decrease in income taxes payable of $383,000, and a decrease in accounts payable and accrued expenses of $230,000, partially offset by net income of $835,000 and a non-cash adjustment for depreciation and amortization of $221,000.

The Company's former CEO, who resigned in March 2004, is now employed by the Company as an outside engineering consultant on a week-to-week basis. The Company has agreed to pay this former CEO at a weekly rate of $1,600 for a minimum of 20 hours per week. This verbal agreement can be terminated at any time. Mr. Terence McCoy was brought in as the Company's CEO and director following Mr. Garcia's resignation. Mr. McCoy resigned effective July 9, 2004 and no longer serves as an officer or a director of the Company.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

Operating activities provided $943,000 in cash flows for the comparable period in 2003. The source of these funds was primarily due to cash provided by net income of $485,000, a non-cash adjustment for depreciation and amortization of $230,000, an increase in accounts payable and accrued expense of $193,000 and a decrease in accounts receivable of $180,000, partially offset by an increase in inventories of $218,000.

Net cash used for investing activities for the six months ended June 30, 2004 was $352,000. The primary use of these funds was capital expenditures of $381,000. For the six months ended June 30, 2003, net cash used for investing activities was $124,000. The primary use of these funds was capital expenditures of $119,000.

Net cash used for financing activities for the six months ended June 30, 2004 was $535,000. The primary use of these funds was for dividends paid in the amount of $1,025,000, partially offset by proceeds from the exercise of stock options in the amount of $493,000. Net cash used for financing activities in the same period of 2003 was $610,000. The primary use of these funds in 2003 was for dividends paid in the amount of $675,000 and the acquisition of treasury stock in the amount of $106,000, partially offset by proceeds from the exercise of stock options in the amount of $189,000.

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

                    None.

         Item 3.  DEFAULTS UPON SENIOR SECURITIES

                    None.

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Registrant held its Annual Meeting of Stockholders on May 21, 2004. The following proposal was adopted by the votes indicated.

          (b) (c)(1) Seven directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2005. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:


               NAME                         VOTES FOR           VOTES WITHHELD

               Terence McCoy               15,358,020               1,110,294
               Paul Genova                 15,413,278               1,055,034
               John Wilchek                15,157,478               1,310,834
               Henry L. Bachman            15,156,878               1,311,434
               Karabet "Gary" Simonyan     15,413,878               1,054,434
               Michael Manza               15,413,208               1,055,094
               Andrew Scelba               15,413,208               1,055,094

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



                                      WIRELESS TELECOM GROUP, INC.
                                      ----------------------------
                                      (Registrant)


Date:  July 30, 2004                  /S/Karabet Simonyan
                                      ----------------------------
                                      Karabet Simonyan
                                      Chief Executive Officer



Date:  July 30, 2004                  /S/Paul Genova
                                      ----------------------------
                                      Paul Genova
                                      President, Chief Financial Officer

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