Form 10-Q
period 2004-09-30
WIRELESS TELECOM GROUP INC
filed 2004-11-15
CIK 878828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30,  2004
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                -----------------------  -----------------------



Commission file number: 1-11916
                        --------------------------------------------------------

                          WIRELESS TELECOM GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                     22-2582295
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


              25 Eastmans Road
          Parsippany, New Jersey                                     07054
----------------------------------------------                      -------
   (Address of principal executive offices)                        (Zip Code)


                                 (201) 261-8797
                ------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined on Exchange Act Rule 12b-2). YES ___ NO _X_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -  Par Value $.01                                 17,353,801
------------------------------                         -------------------------
           Class                                           Outstanding Shares
                                                           At November 5, 2004

                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents



PART I.  FINANCIAL INFORMATION                                           Page(s)

     Item 1 -- Consolidated Financial Statements:

          Condensed  Balance  Sheets as of September  30, 2004
           (unaudited)  and December 31, 2003                                  3

          Condensed Statements of Operations for the Three and
           Nine Months Ended September 30, 2004 and 2003 (unaudited)           4

          Condensed Statements of Cash Flows for the Nine Months
           Ended September 30, 2004 and 2003 (unaudited)                       5

          Notes to Interim Condensed Financial Statements (unaudited)      6 - 8

     Item 2 -- Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       9 - 12

     Item 3 -- Quantitative and Qualitative Disclosures About Market
                Risk                                                          12

     Item 4 -- Controls and Procedures                                        12

PART II. OTHER INFORMATION

     Item 1 -- Legal Proceedings                                              13

     Item 2 -- Changes in Securities                                          13

     Item 3 -- Defaults upon Senior Securities                                13

     Item 4 -- Submission of Matters to a Vote of Security Holders            13

     Item 5 -- Other Information                                              13

     Item 6 -- Exhibits                                                       13


Signatures                                                                    14

Exhibit Index                                                                 15

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                       2004                 2003
                                                                                ------------------   ------------------
                                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                         $ 14,577,414         $ 16,265,765
   Accounts receivable -- net of allowance for doubtful accounts of
     $124,705 and $175,399 for 2004 and 2003, respectively                              3,911,091            3,076,080
   Inventories                                                                          6,370,332            5,903,191
   Current portion of deferred tax asset                                                  264,227              264,880
   Prepaid expenses, taxes and other current assets                                       543,339              665,366
                                                                                ------------------   ------------------
TOTAL CURRENT ASSETS                                                                   25,666,403           26,175,282
                                                                                ------------------   ------------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                     5,957,252            5,528,931
                                                                                ------------------   ------------------

OTHER ASSETS:
   Goodwill                                                                             1,351,392            1,351,392
   Deferred tax asset                                                                           -              383,861
   Other assets                                                                           212,063              184,745
                                                                                ------------------   ------------------
TOTAL OTHER ASSETS                                                                      1,563,455            1,919,998
                                                                                ------------------   ------------------

TOTAL ASSETS                                                                         $ 33,187,110         $ 33,624,211
                                                                                ==================   ==================

                                          - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                                     $ 692,063          $ 1,256,672
   Accrued expenses and other current liabilities                                         468,352              367,437
   Current portion of mortgage payable                                                     42,674               40,329
   Income taxes payable                                                                         -              538,986
                                                                                ------------------   ------------------
TOTAL CURRENT LIABILITIES                                                               1,203,089            2,203,424
                                                                                ------------------   ------------------

LONG TERM LIABILITIES:
   Mortgage payable                                                                     3,056,575            3,088,880
   Deferred rent payable                                                                  136,523              111,855
                                                                                ------------------   ------------------
TOTAL LONG TERM LIABILITIES                                                             3,193,098            3,200,735
                                                                                ------------------   ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                                -                    -
   Common stock, $.01 par value, 75,000,000 shares authorized, 20,273,501
     and 19,992,378 issued for 2004 and 2003, respectively                                202,735              199,924
   Additional paid-in-capital                                                          13,591,415           13,100,857
   Retained earnings                                                                   22,698,202           22,620,700
   Treasury stock at cost, - 3,049,700 shares                                          (7,701,429)          (7,701,429)
                                                                                ------------------   ------------------
TOTAL SHAREHOLDERS' EQUITY                                                             28,790,923           28,220,052
                                                                                ------------------   ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 33,187,110         $ 33,624,211
                                                                                ==================   ==================

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           For the Three Months                      For the Nine Months
                                                            Ended September 30,                      Ended September 30,
                                                 -----------------------------------------------------------------------------
                                                         2004               2003                  2004                2003
                                                      ----------         ----------            -----------       -----------
NET SALES                                             $5,943,863         $5,187,062            $17,014,713       $14,175,678
                                                      ----------         ----------            -----------       -----------

COSTS AND EXPENSES:
   Cost of sales                                       2,768,510          2,371,621              7,719,629         6,893,014
   Operating expenses                                  2,246,820          1,903,261              7,293,188         5,840,457
   Interest and other income                            (144,863)          (126,502)              (384,403)         (469,282)
   Interest expense                                       58,708             59,447                176,691           178,866
                                                      ----------         ----------            -----------       -----------

TOTAL COSTS AND EXPENSES                               4,929,175          4,207,827             14,805,105        12,443,055
                                                      ----------         ----------            -----------       -----------

INCOME BEFORE INCOME TAXES                             1,014,688            979,235              2,209,608         1,732,623

PROVISION FOR INCOME TAXES                               230,125            332,458                590,261           600,377
                                                      ----------         ----------            -----------       -----------

NET INCOME                                             $ 784,563          $ 646,777            $ 1,619,347       $ 1,132,246
                                                      ==========         ==========            ===========       ===========
NET INCOME PER COMMON
SHARE:

    BASIC                                                 $ 0.05             $ 0.04                 $ 0.09            $ 0.07
                                                      ==========         ==========            ===========       ===========

    DILUTED                                               $ 0.05             $ 0.04                 $ 0.09            $ 0.07
                                                      ==========         ==========            ===========       ===========





                                                 See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                               -------------------------------------
                                                                                     2004                   2003
                                                                                     ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $ 1,619,347            $ 1,132,246
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                    349,271                345,651
    Deferred rent                                                                     24,668                      -
    Deferred income taxes                                                            384,514                      -
    Provision for losses on accounts receivable                                      (50,694)                10,848
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                      (784,317)               169,078
    (Increase) in inventories                                                       (467,141)              (103,001)
    Decrease in prepaid expenses and other current assets                            122,028                120,719
    Decrease in other assets                                                          12,031                      -
    (Decrease) increase in accounts payable and accrued expenses                    (463,694)                 1,324
    (Decrease) increase in income taxes payable                                     (538,986)               218,023
                                                                                ------------           ------------
      Net cash provided by operating activities                                      207,027              1,894,888
                                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                            (775,192)              (216,880)
    Costs associated with potential acquisition                                      (68,587)                     -
    Cash surrender value - officer's life insurance                                   33,940                      -
    Increase in real estate escrow                                                    (7,104)                (7,104)
                                                                                ------------           ------------
      Net cash (used for) investing activities                                      (816,943)              (223,984)
                                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                                        (29,960)               (27,785)
    Acquisition of treasury stock                                                          -               (105,711)
    Cash dividends paid                                                           (1,541,845)            (1,013,478)
    Proceeds from exercise of stock options/warrants                                 493,370                189,000
                                                                                ------------           ------------
      Net cash (used for) financing activities                                    (1,078,435)              (957,974)
                                                                                ------------           ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (1,688,351)               712,930

  Cash and cash equivalents, at beginning of year                                 16,265,765             15,523,180
                                                                                ------------           ------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                   $ 14,577,414           $ 16,236,110
                                                                                ============           ============

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
          Taxes                                                                    $ 743,336              $ 154,259

          Interest                                                                 $ 176,691              $ 178,866


                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed, consolidated balance sheet as of September 30, 2004 and the condensed, consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003 and the condensed, consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc.

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

     The results of operations for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 3 - SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 2004, no shares were repurchased by the Company, under the stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001.

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


NOTE 5 - ACCOUNTING FOR STOCK OPTIONS

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for
     Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

     The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:

                                 For the Three Months       For the Nine Months
                                  Ended September 30,       Ended September 30,
                                  2004         2003         2004         2003
                               ----------   ----------   ----------   ----------
Net income:
  As reported                    $784,563     $646,777   $1,619,347   $1,132,246
  Pro forma                       754,358      636,944    1,532,110    1,015,341
Basic earnings per share:
  As reported                        $.05         $.04         $.09         $.07
  Pro forma                           .04          .04          .09          .06
Diluted earnings per share:
  As reported                        $.05         $.04         $.09         $.07
  Pro forma                           .04          .04          .09          .06


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

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 7 - SUBSEQUENT EVENT

     On October 5, 2004, Wireless Telecom Group, Inc., a New Jersey corporation ("WTT"), entered into a stock purchase agreement (the "Purchase Agreement") with Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany ("Willtek"), Damany Holding GmbH, a limited liability corporation organized under the laws of Germany and the owner of approximately 20% of Willtek's outstanding capital stock ("Damany"), and Investcorp Technology Ventures LP, a limited partnership organized under the laws of the Cayman Islands and the owner of approximately 80% of Willtek's outstanding capital stock ("Investcorp", together with Damany, the "Willtek Shareholders"), pursuant to which WTT has agreed to acquire all of the outstanding capital stock of Willtek from the Willtek Shareholders. As a result of the proposed acquisition, Willtek will become a wholly-owned subsidiary of WTT. Willtek, based in Ismaning, Germany, is a leading provider of solutions that enable manufacturers and operators of wireless communications devices to test mobile phones, air interface, and base stations of cellular networks. Willtek's product range includes high-speed, state-of-the-art test and measurement solutions for handsets and wireless devices, as well as for radio frequencies and network testing tasks.

     Under the terms of the Purchase Agreement, WTT will purchase all of the outstanding capital stock of Willtek in exchange for an aggregate purchase price of $7,000,000 in cash and 8,000,000 shares of WTT common stock, par value $0.01 per share (the "Purchase Price"), 1,000,000 of which shares will be deposited into an escrow account at the closing of the acquisition for a period of one year to secure the indemnification obligations of the Willtek Shareholders under the Purchase Agreement, and the assumption of certain existing liabilities and obligations valued at $4.8 million. Based on the $2.40 closing price per share of WTT common stock on October 4, 2004 on the American Stock Exchange, the value of the Purchase Price for the proposed acquisition is approximately $26.2 million. The Purchase Agreement does not provide for an adjustment in the number of shares of WTT common stock to be issued to the Willtek Shareholders in the acquisition in the event of a fluctuation in the market value of WTT common stock. Giving effect to the proposed acquisition, the Willtek Shareholders would own approximately 32% of the outstanding shares of WTT common stock.

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

The financial information presented herein includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2004 and as of December 31, 2003 (ii) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003 and (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2003.

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

For the nine months ended September 30, 2004 as compared to the corresponding period of the previous year, net sales increased to $17,015,000 from $14,176,000, an increase of $2,839,000 or 20.0%. For the quarter ended September 30, 2004 as compared to the corresponding quarter of the previous year, net sales increased to $5,944,000 from $5,187,000, an increase of $757,000 or 14.6%.
The increases in the three and nine months ended September 30, 2004 are primarily the result of increased sales activity of the Boonton peak power meter instruments over the last year, as well as a general economic improvement in the test and measurement industry for all of the Company's product lines.

Gross profit on net sales for the nine months ended September 30, 2004 was $9,295,000 or 54.6% as compared to $7,283,000 or 51.4% of net sales for the nine months ended September 30, 2003. Gross profit on net sales for the quarter ended September 30, 2004 was $3,175,000 or 53.4% as compared to $2,815,000 or 54.3% of net sales for the three months ended September 30, 2003. Gross profit is higher for the nine months ended September 30, 2004 than in the same period for 2003 primarily due to higher sales volume and lower manufacturing labor and direct overhead costs. Additionally, the Company completed its consolidation into one facility in the third quarter of 2004, thus lowering duplicate overhead costs. Gross profit dollars are higher for the three months ended September 30, 2004 than in the same period for 2003 primarily due to the explanation above. However, the gross profit percentage for the three months ended September 30, 2004 was slightly lower than that of the same period for 2003 due to the product mix being sold during this period being of a slightly lower margin. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the nine months ended September 30, 2004 were $7,293,000 or 42.9% of net sales as compared to $5,840,000 or 41.2% of net sales for the nine months ended September 30, 2003. Operating expenses for the quarter ended September 30, 2004 were $2,247,000 or 37.8% of net sales as compared to $1,903,000 or 36.7% of net sales for the quarter ended September 30, 2003.

For the three months ended September 30, 2004 as compared to the same period of the prior year, operating expenses increased in dollars by $344,000. This increase is primarily due to an increase in commission expense of $142,000, an increase in amortization expense of $58,000 relating to a licensing agreement entered into by the Company, an increase in administrative wages of $50,000, an increase in administrative expenses in connection with the Microlab relocation of $49,000 and an increase in travel and entertainment expenses of $27,000. For the nine months ended September 30, 2004 as compared to the same period in the prior year,

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

operating expenses increased in dollars by $1,453,000. This increase is primarily due to a one-time payout to the Company's former Chief Executive Officer of $685,000, an increase in commissions expense of $414,000, an increase in amortization expense of $173,000 relating to a licensing agreement entered into by the Company, an increase in administrative wages of $90,000, an increase in travel and entertainment expenses of $69,000, an increase in advertising expense of $63,000, partially offset by a decrease in research and development expense of $67,000.

Interest and other income decreased by $85,000 for the nine months ended September 30, 2004. This decrease was primarily due to realized losses in a working capital management account, classified as cash equivalents, due to the fact that they were highly liquid and readily convertible to cash, and were intended to be liquidated by the Company on a short-term basis.

Net income increased to $1,619,000, or $.09 per share (diluted), for the nine months ended September 30, 2004 as compared to $1,132,000, or $.07 per share (diluted) for the nine months ended September 30, 2003. The Company realized net income for the quarter ended September 30, 2004 of $785,000 or $.05 per share (diluted) as compared to $647,000 or $.04 per share (diluted) for the three months ended September 30, 2003. The explanation of these changes can be derived from the analysis given above of operations for the three and nine month periods ending September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Company's working capital has increased by $491,000 to $24,463,000 at September 30, 2004, from $23,972,000 at December 31, 2003. At September 30, 2004 the Company had a current ratio of 21.3 to 1, and a ratio of debt to net worth of 0.15 to 1. At December 31, 2003 the Company had a current ratio of 11.9 to 1, and a ratio of debt to net worth of 0.19 to 1.

The Company realized cash provided by operations of $207,000 for the nine month period ending September 30, 2004. The primary source of these funds was provided by net income of $1,619,000, a non-cash adjustment for deferred income taxes of $385,000, and a non-cash adjustment for depreciation and amortization of $349,000, partially offset by an increase in accounts receivable of $784,000, a decrease in income taxes payable of $539,000, an increase in inventories of $467,000, and a decrease in accounts payable and accrued expenses of $439,000.

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

Operating activities provided $1,895,000 in cash flows for the comparable period in 2003. The source of these funds was primarily due to cash provided by net income of $1,132,000, a non-cash adjustment for depreciation and amortization of $346,000, an increase in income taxes payable of $218,000, a decrease in accounts receivable of $169,000 and a decrease in prepaid expenses and other current assets of $121,000, partially offset by an increase in inventories of $103,000.

Net cash used for investing activities for the nine months ended September 30, 2004 was $817,000. The primary use of these funds was capital expenditures of $775,000. For the nine months ended September 30, 2003, net cash used for investing activities was $224,000. The primary use of these funds was capital expenditures of $217,000.

Net cash used for financing activities for the nine months ended September 30, 2004 was $1,078,000. The primary use of these funds was for dividends paid in the amount of $1,542,000, partially offset by proceeds from the exercise of stock options in the amount of $493,000. Net cash used for financing activities in the same

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

period of 2003 was $958,000. The primary use of these funds in 2003 was for dividends paid in the amount of $1,013,000 and the acquisition of treasury stock in the amount of $106,000, partially offset by proceeds from the exercise of stock options in the amount of $189,000.

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



                                              WIRELESS TELECOM GROUP, INC.
                                              --------------------------------
                                              (Registrant)


Date:  November 5, 2004                       /S/Karabet Simonyan
                                              --------------------------------
                                              Karabet Simonyan
                                              Chief Executive Officer



Date:  November 5, 2004                       /S/Paul Genova
                                              --------------------------------
                                              Paul Genova
                                              President, Chief Financial Officer

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