Form 10-K
period 2004-12-31
WIRELESS TELECOM GROUP INC
filed 2005-03-31
CIK 878828

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the fiscal year ended December 31, 2004
                          -----------------
                                       OR
[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from            to
                               ----------

                         Commission file number 1-11916

                          WIRELESS TELECOM GROUP, INC.
             (Exact name of registrant as specified in its charter)

           New Jersey                                          22-2582295
 -------------------------------                               ----------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

           25 Eastmans Road,
        Parsippany, New Jersey                                      07054
---------------------------------------                             -----
(Address of principal executive offices)                          (Zip Code)

                                 (201) 261-8797
                                 --------------
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
                                              -   -

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

                  The aggregate market value of Wireless Telecom Group, Inc.
Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on March 24, 2005: $44,281,874

                  Number of shares of Wireless Telecom Group, Inc. Common Stock,
$.01 par value, outstanding as of March 24, 2005: 17,461,301

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

  Part III - Items 10, 11, 12, 13 and 14       In the Company's Definitive Proxy
                                               Statement in connection with its
                                                 2005 annual meeting of
                                                 shareholders to be filed with
                                                  the Securities and Exchange
                                                  Commission no later than
                                                                  May 2, 2005.

Part IV - Certain exhibits listed in                Prior filings made by the
response to Item 15(a)(3)                           Company under the Securities
                                                    Act of 1933 and the
                                                    Securities Exchange Act
                                                    of 1934.

                                TABLE OF CONTENTS

                                     PART I
                                                                          PAGE
                                                                          ----

Item 1. Business                                                             3

Item 2. Properties                                                           8

Item 3. Legal Proceedings                                                    8

Item 4. Submission of Matters to a Vote of Security Holders                  8

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities                    9

Item 6. Selected Financial Data                                             10

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk         15

Item 8. Financial Statements and Supplementary Data                         15

Item 9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                             15

Item 9A. Controls and Procedures                                            15

Item 9B. Other Information                                                  15

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                 16

Item 11. Executive Compensation                                             16

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    16

Item 13. Certain Relationships and Related Transactions                     16

Item 14. Principal Accountant Fees and Services                             16

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules                         17

Signatures                                                                  20

                                     PART I

ITEM 1.  BUSINESS
         --------

         Wireless Telecom Group, Inc., a New Jersey corporation (the "Company"), develops, manufactures and markets a wide variety of electronic noise sources, passive microwave components and electronic testing and measuring instruments including power meters, voltmeters and modulation meters. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communications systems, and to measure the power of
RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN), digital television and high-speed digital design. The
Company's current operations are conducted through the Company d/b/a Noise Com,
Inc. ("Noise Com") and its wholly owned subsidiaries Boonton Electronics
Corporation ("Boonton") and Microlab/FXR ("Microlab"). The corporate website address is www.wtt.bz.

         On December 21, 2001, the Company acquired Microlab/FXR, a private entity, for the net purchase price of $3,800,000 in cash. The acquisition of
Microlab/FXR was recorded under the purchase method of accounting for financial statement purposes. Microlab/FXR's Balance Sheets are included in the
Consolidated Balance Sheets at December 31, 2004 and 2003. Microlab/FXR's
results of operations and cash flows for 2004, 2003 and 2002 are included in the
Consolidated Statements of Operations and Cash Flows, and Management's
Discussion and Analysis of Operations.

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

MARKET

         Since the Company's incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments to various customers. Approximately 75% of the Company's sales in fiscal 2004 were derived from commercial applications.
The remaining sales (approximately 25%) were comprised of sales made to the
United States Government (particularly the armed forces) and prime defense contractors.

PRODUCTS

         Noise source products are primarily used as a method of testing to determine if sophisticated communications systems are capable of receiving the information being transmitted. The widest application for the Company's noise source products are as a reference standard in test instruments which measure unwanted noise and interference in devices and components utilized in a variety of communications equipment.

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

          The Company's products come in various sizes, styles and models with varying degrees of capabilities and can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. Prices of products range from approximately $100 to $75,000 per unit, with most sales occurring between $2,000 and $10,000 per unit.

         The Company's products have extended useful lives and the Company provides for its noise and power products, recalibration services to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 4% of fiscal 2004 sales.

MARKETING AND SALES

         As of March 25, 2005, the Company's in-house marketing and sales force consisted of fourteen individuals. The Company promotes the sale of its products to customers and manufacturers' representatives through its product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions. The Company believes that extensive advertising is a major factor in generating in-house sales.

         The Company's products are sold globally through its in-house sales people and by over eighty non-exclusive manufacturers' representatives.
Generally, manufacturers' representatives do not stock inventories of the
Company's products. Manufacturers' representatives accounted for an aggregate of
72% and 62% of the Company's sales for the years ended December 31, 2004 and
2003, respectively. For the year ended December 31, 2004, one representative accounted for more that 10% of total sales. In 2003, no representative accounted for more than 10% of total sales. The Company does not believe that, although there can be no assurance, the loss of any or all of its representatives would have a material adverse affect on its business.

         The Company's relationship with its representatives is usually governed by written contracts that either run for one-year renewable periods terminable by either party on 60 days prior notice or have indefinite lives terminable by either party on 60 days prior notice. The contracts generally provide for exclusive territorial and product representation and prohibit the handling of competing products. The Company continually reviews and assesses the performance of its representatives and makes changes from time to time based on such assessments.

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

CUSTOMERS

         Since its inception in 1985, the Company has sold its products to more than 3,000 customers. The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors, which incorporate the Company's products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 2004, approximately 75% of sales were derived from commercial applications. The remaining sales were comprised of government and military applications.

         For fiscal 2004, the Company's largest customer accounted for approximately 7% of total sales. The Company's largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse effect on its business.

         Export sales for fiscal 2004 were $7,151,000, or approximately 32% of total sales. These sales were made predominantly to customers in Europe
($3,714,000 or 17% of total sales) and Asia ($2,742,000 or 12% of total sales).
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

RESEARCH AND DEVELOPMENT

         The Company currently maintains an engineering staff (nineteen individuals as of March 25, 2005) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering support personnel and were approximately $1,946,000 and $2,046,000 for the years ended December 31, 2004 and 2003, respectively.

COMPETITION

         The Company competes against many companies, which utilize similar technology to that of the Company, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than the Company. Some of these companies are Agilent
Technologies (formerly Hewlett-Packard), IFR, Rhode and Schwarz, Micronetics,
Anritsu, Aerial Facilities, M/A Com and Kathrein. The Company competes by having a niche in several product areas where it capitalizes on its expertise in manufacturing products with unique specifications.

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

BACKLOG

         The Company's backlog of firm orders was approximately $5,000,000 at
December 31, 2004, compared to approximately $3,900,000 at December 31, 2003. It is anticipated that the majority of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

INVENTORY, SUPPLIES AND MANUFACTURING

         The Company purchases components, devices and subassemblies from a wide variety of sources. For example, its noise source diodes, a key component in all of its noise source products, are made by third parties in accordance with the
Company's designs and specifications. The Company's inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company's operations. No third party supplier accounted for more than 10% of the Company's total inventory purchases for fiscal 2004.

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

          The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy
Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time, which the Company is unable to predict, that contamination levels are satisfactory to the NJDEP. Expenditures incurred by the Company during the year ended December 31, 2004 in connection with the site amounted to approximately $13,000. The Company estimates that expenditures in this regard, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately
$12,000 per annum until the NJDEP determines that testing is complete.

EMPLOYEES

         As of March 25, 2005, the Company had 106 full-time employees, including its officers, 62 of whom are engaged in manufacturing and repair services, 11 in administration and financial control, 19 in engineering and research and development, and 14 in marketing and sales.

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

         The Company leased a 23,100 square foot facility located in Livingston,
New Jersey, which was occupied by Microlab/FXR. The original term of the lease was for ten years commencing on March 4, 1996. During the year 2003, the Company exercised an option to cancel the lease as of the last day of February 2004.
Additionally, the Company agreed to a separate three-month lease extension through May 31, 2004 and another two-month lease extension through July 31,
2004. As of July 2004, Microlab/FXR relocated its operations to the Hanover
Township, Parsippany facility.

         The Company also owns a 44,000 square foot facility located in Mahwah,
New Jersey. In November 2000, the Company entered into a lease agreement with an unrelated third party for the entire facility. The triple net lease runs through
August 1, 2013 and the tenant has an option to purchase the property up through
August 1, 2012 during the lease term.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         Reference is made to the discussion in Item 1 above regarding an investigation by the NJDEP concerning certain discontinued practices of the
Company and their effect on the soil and ground water at a certain facility formerly occupied by the Company. No administrative or judicial proceedings have been commenced in connection with such investigation. The owner of the
Parsippany-Troy Hills facility has notified the Company, that if the investigation proves to interfere with the sale of the property, it may seek to hold the Company liable for any resulting damages. Since May 1983, the owner has been on notice of this problem and has failed to institute any legal proceedings with respect thereto. While this does not bar the owner from instituting a suit, it is the opinion of the Company's legal counsel that it is doubtful that the owner would prevail on any claim due to the fact that such a claim would be barred by the statute of limitations. There are no material legal proceedings known to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES
         ------------------------------------------
         The Common Stock of the Company has traded on the American Stock
Exchange under the name Wireless Telecom Group, Inc. (Symbol: WTT) since
September 12, 1994. The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated as reported on the
American Stock Exchange.

              2004 Fiscal Year                    High        Low
              ----------------                    ----        ---

                1st Quarter                      $3.85       $2.70

                2nd Quarter                       3.33        2.75

                3rd Quarter                       2.92        2.30

                4th Quarter                       3.15        2.32

              2003 Fiscal Year
              ----------------

                1st Quarter                      $2.07       $1.63

                2nd Quarter                       2.51        1.93

                3rd Quarter                       2.83        2.12

                4th Quarter                       3.25        2.23

         On March 24, 2005, the closing price of the Common stock of the Company as reported was $2.57. On March 24, 2005, the Company had 654 stockholders of record.

         In May 2001, the Company reinstated a dividend policy. The table below details quarterly dividends declared for the past two years.

                          Quarterly Dividends Per Share
                          -----------------------------
                        1st       2nd       3rd       4th
                        ---       ---       ---       ---
             2004      $.03      $.03      $.03      $.03
             2003      $.02      $.02      $.02      $.03

         On March 18, 2005, the Company declared a cash dividend of $.03 per share. It is the Company's present intention to maintain a quarterly dividend policy.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The selected financial data presented below as of December 31, 2004,
2003, 2002, 2001 and 2000 was derived from the Company's financial statements after restatement for the merger with Boonton Electronics Corporation. The
Selected Statement of Operations Data and the Selected Per Share Data for 2004,
2003 and 2002 includes the results of Microlab/FXR. The Selected Balance Sheet
Data for 2004, 2003, 2002 and 2001 also includes the balances of Microlab/FXR.
The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K.

------------------------------------------ ---------------- ----------------- ----------------- ---------------- -----------------

                    SELECTED STATEMENT OF
                          OPERATIONS DATA:            2004              2003              2002             2001              2000
                                                      ----              ----              ----             ----              ----

------------------------------------------ ---------------- ----------------- ----------------- ---------------- -----------------
                                Net sales      $22,105,207       $19,724,240       $20,747,707      $19,041,838       $18,450,518
------------------------------------------ ---------------- ----------------- ----------------- ---------------- -----------------
        Income from continuing operations        2,620,877         2,575,577         2,590,768        3,279,271         3,362,702
                      before income taxes
------------------------------------------ ---------------- ----------------- ----------------- ---------------- -----------------
               Provision for income taxes          289,400           812,582           823,150        2,062,000         1,231,462
------------------------------------------ ---------------- ----------------- ----------------- ---------------- -----------------
    Net income from continuing operations        2,331,477         1,762,995         1,767,618        1,217,271         2,131,240
------------------------------------------ ---------------- ----------------- ----------------- ---------------- -----------------
                 SELECTED PER SHARE DATA:
                 ------------------------
------------------------------------------ ---------------- ----------------- ----------------- ---------------- -----------------
    Net income from continuing operations             $.13              $.10              $.10             $.07              $.11
               per common share - diluted
------------------------------------------ ---------------- ----------------- ----------------- ---------------- -----------------
   Shares used in computation of earnings       17,578,185        17,113,472        17,340,264       18,046,498        19,724,188
                      per share - diluted
------------------------------------------ ---------------- ----------------- ----------------- ---------------- -----------------
          Cash dividends per common share             $.12              $.09              $.08             $.04              $.00
------------------------------------------ ---------------- ----------------- ----------------- ---------------- -----------------
             SELECTED BALANCE SHEET DATA:
             ----------------------------
------------------------------------------ ---------------- ----------------- ----------------- ---------------- -----------------
                          Working capital      $23,559,525       $23,971,858       $23,510,803      $23,318,264       $27,553,331
                             Total assets       35,406,868        33,624,211        32,215,596       32,905,258        37,656,273
                        Total liabilities        5,928,036         5,404,159         4,328,638        4,798,158         5,273,235
                     Shareholders' equity       29,478,832        28,220,052        27,886,958       28,107,100        32,383,038
------------------------------------------ ---------------- ----------------- ----------------- ---------------- -----------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

INTRODUCTION
------------

         Wireless Telecom Group, Inc., and its operating subsidiaries, Boonton
Electronics Corporation and Microlab/FXR (collectively, the "Company"), develop, manufacture and market a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters and high-power passive microwave components. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN), digital television and high-speed digital design.

         The financial information presented herein includes: (i) Condensed
Consolidated Balance Sheets as of December 31, 2004 and as of December 31, 2003
(ii) Condensed Consolidated Statements of Operations for the three years ended
December 31, 2004, 2003 and 2002 (iii) Condensed Consolidated Statement of
Changes in Shareholders' Equity for the three years ended December 31, 2004,
2003 and 2002 (iv) Condensed Consolidated Statements of Cash Flows for the three years ended December 31, 2004, 2003 and 2002.

FORWARD-LOOKING STATEMENTS
--------------------------

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

         The following discussion and analysis provides information to which the
Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This information is presented after restatement for the merger with Boonton and the acquisition of
Microlab/FXR on December 21, 2001. Microlab/FXR's Balance Sheets are included in the Condensed Consolidated Balance Sheets at December 31, 2004 and 2003.
Microlab/FXR's results of operations and cash flows for the years ended December
31, 2004, 2003 and 2002 are included in the Condensed Consolidated Statements of
Operations and Cash Flows, and Management's Discussion and Analysis of
Operations. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

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
Estimates and assumptions are made by management to assess the overall likelihood that an accounting estimate or assumption may require adjustment.
Management assumptions have been reasonably accurate in the past, and future estimates or assumptions are likely to be calculated on the same basis.

         ALLOWANCES FOR DOUBTFUL ACCOUNTS

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.
A key consideration in estimating the allowance for doubtful accounts has been, and will continue to be, our customer's payment history and aging of its accounts receivable balance. For example, based upon our receivable balances, for every additional 1% increase needed in our reserve, we will have to increase our allowance by approximately $32,000 and record a similar charge to operations.

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
Further, if the ultimate tax liability differs from the periodic tax provision reflected in the consolidated statements of operations, additional tax expense may be recorded. Our deferred tax asset at December 31, 2004, aggregates approximately $1,085,000. We must continue to be profitable in order to be able to utilize this asset in future periods.

         VALUATION OF LONG-LIVED ASSETS

         The Company assesses the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets, other than goodwill, are reviewed for impairment not less than annually and whenever events or changes in circumstances indicate that the carrying value of any such asset may be impaired. The Company's management evaluates the recoverability of such assets by estimating future cash flows. If the sum of the undiscounted cash flows, expected to result from the use of the assets and their eventual disposition, is less than the carrying amount of the assets, management will recognize an impairment loss to the extent of the excess of the carrying amount of the assets over the discounted cash flow.

         SFAS No. 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired on an annual basis unless events or circumstances warrant a more frequent assessment. The impairment assessment involves, among other things, an estimation of the fair value of the reporting unit based on the discounted cash flow methodology. Significant assumptions used in our analysis include annual revenue growth rate from 8% to
13% and a discount rate of approximately 18%. If the assessment indicates that the fair value is less than the carrying value, then the goodwill would be subject to an impairment loss adjustment.

         If the impairment review of goodwill, intangible assets, and other long-lived assets differ significantly from actual results, it could have a material adverse effect on the Company's results of operations and financial condition.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004 COMPARED TO 2003
---------------------------------------------

         Net sales for the year ended December 31, 2004 were $22,105,207 as compared to $19,724,240 for the year ended 2003, an increase of $2,380,967 or
12.1%. This increase was primarily the result of increased sales activity in
2004 of the Company's peak power meter instruments - mainly due to product upgrades, as well as a general economic improvement in the test and measurement industry for all of the Company's product lines.

         The Company's gross profit on net sales for the year ended December 31,
2004 was $11,783,291 or 53.3% as compared to $10,259,362 or 52.0% as reported in the previous year. Gross profit margins are higher in 2004 than in 2003 primarily due to higher sales volume, the result of increased demand for the
Company's products, and lower manufacturing labor and direct overhead costs.
Additionally, the Company completed its consolidation in the third quarter of
2004, thus lowering duplicate overhead costs. Prices have remained relatively stable along with modest increases in manufacturing labor costs. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

         Operating expenses for the year ended December 31, 2004 were $9,461,819 or 42.8% of net sales as compared to $8,125,284 or 41.2% of net sales for the year ended December 31, 2003. For the year ended December 31, 2004 as compared to the prior year, operating expenses increased in dollars by $1,336,535. The increases in amount and percentage are primarily due to a one-time payout to the
Company's former CEO, increased efforts in sales and marketing in 2004 including the addition of sales personnel, and an increased marketing campaign.

         Interest income increased by $39,119 for the year ended December 31,
2004. This increase was primarily due to increased returns on short-term investments in 2004. Other income decreased by $184,140 for the year ended
December 31, 2004. This decrease was primarily due to realized losses in a working capital management account, classified as cash equivalents due to the fact that they were highly liquid and readily convertible to cash, and intended to be liquidated by the Company on a short-term basis.

         Net income was $2,331,477 or $.13 per share on a diluted basis, for the year ended December 31, 2004 as compared to $1,762,995 or $.10 per share on a diluted basis, for the year ended December 31, 2003, an increase of $568,482 or
32.2%.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003 COMPARED TO 2002
---------------------------------------------

         Net sales for the year ended December 31, 2003 were $19,724,240 as compared to $20,747,707 for 2002, a decrease of $1,023,467 or 4.9%. This decrease was primarily due to a slight reduction in demand for the Company's passive microwave components due to general economic conditions.

         The Company's gross profit on net sales for the year ended December 31,
2003 was $10,259,362 or 52.0% as compared to $10,466,842 or 50.4% as reported in the previous year. Gross profit margins are higher in 2003 than in 2002 primarily due to higher gross margins at Noise Com and Boonton. Historically,
Noise Com and Boonton have reported higher gross margins due to the nature of their products, active RF and microwave instrumentation, compared to passive devices, which are more competitive in pricing. Management expects these margins to continue in current operations. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

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

         Interest income increased by $170,250 for the year ended December 31,
2003. The increase was primarily due to increased returns on short-term investments in 2003. Other income increased by $465,611 for the year ended
December 31, 2003. This increase was primarily due to declining interest rates on short-term investments in 2002 and a one-time write down in 2002 of an investment in a non-affiliated company.

         Net income was $1,762,995 or $.10 per share on a diluted basis, for the year ended December 31, 2003 as compared to $1,767,618 or $.10 per share on a diluted basis, for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital has decreased by $412,333 to $23,559,525 at December 31, 2004, from $23,971,858 at December 31, 2003. At December 31,
2004, the Company had a current ratio of 9.6 to 1, and a ratio of debt to net worth of .20 to 1. At December 31, 2003, the Company had a current ratio of 11.9 to 1, and a ratio of debt to net worth of .19 to 1.

         Net cash provided from operations has allowed the Company to meet its liquidity requirements, research and development activities and capital expenditures. Operating activities provided $2,281,169 in cash for the year ending December 31, 2004 compared to $2,661,582 and $3,093,762 in cash flows for the years ending December 31, 2003 and 2002, respectively. For 2004, cash provided by operations was primarily due to net income, a decrease in prepaid expenses and other current assets, an increase in income taxes payable, an increase in accounts payable and accrued expenses, and a non-cash adjustment for depreciation and amortization, partially offset by an increase in inventories and a non-cash adjustment for deferred income tax benefit. For 2003, cash provided by operations was primarily due to net income, an increase in income taxes payable, an increase in accounts payable and accrued expenses, and a non-cash adjustment for depreciation and amortization, partially offset by an increase in inventories. For 2002, cash provided by operations was primarily due to net income, a decrease in inventories, a non-cash adjustment for depreciation and amortization and a non-cash adjustment for the write-down on an investment, partially offset by a decrease in accounts payable and accrued expenses and an increase in accounts receivable.

         The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

         The Company is aware of a potential event that might impact its liquidity in 2005, relating to the lease of the space it occupies in Hanover
Township, Parsippany, New Jersey. The ten-year lease, which expires in 2011, provides for the Company, at its option, to terminate the lease on September 30,
2006. The exercise of this option requires a one-year advance notice and the payment of $205,500. At this time, the Company does not expect to exercise this option or have to pay this amount.

         Net cash used for investing activities for 2004 amounted to $1,650,092 compared to $451,695 and $686,775 for the years ending December 31, 2003 and
2002, respectively. For the year ended December 31, 2004, the primary use of cash was for capital expenditures and for costs associated with a potential acquisition. In 2003 and 2002, the primary use of cash was for capital expenditures.

         Net cash used for financing activities was $1,113,026, $1,467,302 and
$2,022,447 for the years ending December 31, 2004, 2003 and 2002, respectively.
In 2004, the primary use of this cash was for the payment of dividends. In 2003 and 2002, the primary uses of this cash were for the payment of dividends and for the acquisition of treasury stock. Cash outlays were partially offset by proceeds from the exercise of stock options in 2004, 2003 and 2002.

         For details of dividends paid in the years ended December 31, 2004 and
2003, refer to Item 5. It is the Company's present intention to maintain a quarterly dividend policy.

                        Table of Contractual Obligations
                        --------------------------------

                                            Payments Due by Period
                                            ----------------------
                               Less than                               More than
                    Total        1 Year     1-3 Years    4-5 Years      5 Years
                    -----        ------     ---------    ---------      -------
Long-Term Debt    $3,088,880    $43,485      $97,448      $113,301    $2,834,646
Operating Lease    3,061,900    418,917      875,917       929,233       837,833
Equipment Lease      212,908     53,113      104,496        55,299             -
                   ---------    -------     --------      --------     ---------
                  $6,363,688   $515,515    $1,077,861   $1,097,833    $3,672,479
                   =========    =======     =========    =========     =========

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

           Not Applicable.

ITEM 9A.   CONTROLS AND PROCEDURES
           -----------------------

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

ITEM 9B.   OTHER INFORMATION
           -----------------

           Not Applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

           The information required under this item is set forth in the
Company's Definitive Proxy Statement relating to the Company's 2005 annual meeting of shareholders to be held on or about June 24, 2005 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company's year-end.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

           The information required under this item is set forth in the
Company's Definitive Proxy Statement relating to the Company's 2005 annual meeting of shareholders to be held on or about June 24, 2005 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company's year-end.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           ------------------------------------------------------------------
           RELATED STOCKHOLDER MATTERS
           ---------------------------

           The information required under this item is set forth in the
Company's Definitive Proxy Statement relating to the Company's 2005 annual meeting of shareholders to be held on or about June 24, 2005 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company's year-end.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

           The information required under this item is set forth in the
Company's Definitive Proxy Statement relating to the Company's 2005 annual meeting of shareholders to be held on or about June 24, 2005 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company's year-end.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
           --------------------------------------

           The information required under this item is set forth in the
Company's Definitive Proxy Statement relating to the Company's 2005 annual meeting of shareholders to be held on or about June 24, 2005 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company's year-end.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           ---------------------------------------

(a)    (1)    Report of Independent Registered Public Accounting Firm
              Consolidated Balance Sheets as of December 31, 2004 and 2003
              Consolidated Statements of Operations for the Three Years in the
                       Period ended December 31, 2004
              Consolidated Statements of Changes in Shareholders' Equity for
                       the Three Years in the Period ended December 31, 2004
              Consolidated Statements of Cash Flows for the Three Years in the
                       Period ended December 31, 2004
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

              10.14  Amended Employment Agreement dated as of January 25, 2002, by and among Edward Garcia and the Company (10)

              10.15  Amended and Restated Stock Purchase Agreement, dated as of
                     March 29, 2005, among the Company, Willtek Communications
                     GmbH, Investcorp Technology Ventures, L.P., and Damany
                     Holding GmbH (11)

              10.16  Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek
                     Communications GmbH and Wireless Telecom Group, Inc. (11)

              10.17  Severance Agreement, dated March 29, 2005, between Wireless
                     Telecom Group, Inc. and Paul Genova filed herewith

              10.18  Stock option Grant Certificate, granting options to purchase 100,000 shares of common stock, to Karabet "Gary"
                     Simonyan filed herewith

              11.1   Computation of Per Share Earnings filed herewith

              14     Code of Ethics (12)

              23.1   Consent of Independent Auditors (Lazar Levine & Felix LLP)
                     filed herewith

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
(11)    Filed as an exhibit to the Company's Current Report on Form 8-K, dated
        March 29, 2005, filed with the Commission on March 29, 2005 and incorporated by reference herein.
(12)    Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

                               S I G N A T U R E S
                               -------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WIRELESS TELECOM GROUP, INC.

         Date: March 30, 2005                 By: /s/ Karabet Simonyan
                                                  --------------------
                                                  Karabet Simonyan
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

          Name                      Title                        Date
          ----                      -----                        ----

/s/ Karabet Simonyan      Chairman of the Board, Chief           March 30, 2005
--------------------      Executive Officer
Karabet Simonyan

/s/ Paul Genova           President, Chief Financial Officer     March 30, 2005
---------------           and Director
Paul Genova

/s/ Henry Bachman         Director                               March 30, 2005
-----------------
Henry Bachman
-------------
/s/ John Wilchek          Director                               March 30, 2005
----------------
John Wilchek

/s/ Michael Manza         Director
-----------------
Michael Manza                                                    March 30, 2005

/s/ Andrew Scelba         Director
-----------------
Andrew Scelba                                                    March 30, 2005

/s/ Reed DuBow            Controller
--------------
Reed DuBow                                                       March 30, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                                                         PAGE(S)

Independent Report of Registered Public Accounting Firm                   F - 2

Consolidated Financial Statements:

  Balance Sheets as of December 31, 2004 and 2003                         F - 3

  Statements of Operations for the Three Years in the Period
    Ended December 31, 2004                                               F - 4

  Statement of Changes in Shareholders' Equity for the Three
     Years in the Period Ended December 31, 2004                          F - 5

  Statements of Cash Flows for the Three Years in the Period
     Ended December 31, 2004                                              F - 6

Notes to Consolidated Financial Statements                                F - 7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

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

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom
Group, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of
America.

                                                    /s/ LAZAR LEVINE & FELIX LLP
                                                    ----------------------------
                                                        LAZAR LEVINE & FELIX LLP

New York, New York
March 11, 2005, except
for Note 11, which is dated
March 29, 2005

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                    -ASSETS-

                                                                                                            December 31,
                                                                                                  -------------------------------
                                                                                                       2004              2003
                                                                                                  -------------       -----------

CURRENT ASSETS:
    Cash and cash equivalents                                                                       $15,783,816       $16,265,765
    Accounts receivable - net of allowance for doubtful accounts of
      $190,155 and $175,399 for 2004 and 2003, respectively                                           3,196,750         3,076,080
    Inventories                                                                                       6,780,445         5,903,191
    Current portion of deferred tax benefit                                                             198,266           264,880
    Prepaid expenses and other current assets                                                           338,144           665,366
                                                                                                  -------------       -----------
TOTAL CURRENT ASSETS                                                                                 26,297,421        26,175,282
                                                                                                  -------------       -----------

PROPERTY, PLANT AND EQUIPMENT - NET                                                                   5,937,788         5,528,931
                                                                                                   ------------       -----------
OTHER ASSETS:
    Goodwill                                                                                          1,351,392         1,351,392
    Deferred tax benefit                                                                                886,741           383,861
    Other assets                                                                                        933,526           184,745
                                                                                                  -------------       -----------
TOTAL OTHER ASSETS                                                                                    3,171,659         1,919,998
                                                                                                  -------------       -----------

TOTAL ASSETS                                                                                        $35,406,868       $33,624,211
                                                                                                  =============       ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
    Accounts payable                                                                                $ 1,915,707      $  1,795,658
    Accrued expenses and other current liabilities                                                      778,704           367,437
    Current portion of mortgage payable                                                                  43,485            40,329
                                                                                                   ------------      ------------
TOTAL CURRENT LIABILITIES                                                                             2,737,896         2,203,424
                                                                                                   ------------      ------------
LONG TERM LIABILITIES:
    Mortgage payable                                                                                  3,045,395         3,088,880
    Deferred  rent payable                                                                              144,745           111,855
                                                                                                   ------------      ------------
TOTAL LONG TERM LIABILITIES                                                                           3,190,140         3,200,735
                                                                                                   ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                                 -                 -
    Common stock, $.01 par value, 75,000,000 shares authorized, 20,511,001 and 19,992,378 shares issued for 2004 and 2003, respectively, 17,461,301
        and 16,942,678 shares outstanding for 2004 and 2003, respectively                               205,110           199,924
    Additional paid-in capital                                                                       14,086,756        13,100,857
    Retained earnings                                                                                22,888,395        22,620,700
    Treasury stock, at cost - 3,049,700 shares                                                       (7,701,429)       (7,701,429)
                                                                                                    -----------       -----------
                                                                                                     29,478,832        28,220,052
                                                                                                    -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                          $35,406,868       $33,624,211
                                                                                                    ===========       ===========

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                                                                          For the Year Ended December 31,
                                                                                   ----------------------------------------------
                                                                                       2004             2003              2002
                                                                                   -----------      -----------       -----------

NET SALES                                                                          $22,105,207      $19,724,240       $20,747,707
                                                                                   -----------      -----------       -----------
COSTS AND EXPENSES:
    Cost of sales                                                                   10,321,916        9,464,878        10,280,865
    Selling, general and administrative expenses                                     9,461,819        8,125,284         7,678,996
    Interest (income)                                                                  418,017)        (378,898)         (208,648)
    Interest expense                                                                   235,206          238,133           240,849
    Other (income) expense                                                           (116,594)         (300,734)          164,877
                                                                                   -----------      ------------      ------------

TOTAL COSTS AND EXPENSES                                                            19,484,330       17,148,663        18,156,939
                                                                                   -----------      -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                             2,620,877        2,575,577         2,590,768

    Provision for income taxes                                                         289,400          812,582           823,150
                                                                                   -----------      -----------       -----------

NET INCOME                                                                         $ 2,331,477      $ 1,762,995       $ 1,767,618
                                                                                   ===========      ===========       ===========
NET INCOME PER COMMON SHARE:
    Basic                                                                                $0.14            $0.10             $0.10
    Diluted                                                                              $0.13            $0.10             $0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                                           17,192,728       16,904,036        17,080,648
    Diluted                                                                         17,578,185       17,113,472        17,340,264

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                                                   Additional                        Treasury
                                                       Common        Paid-in           Retained        Stock
                                                        Stock        Capital           Earnings       at Cost            Total
                                                      ---------    -----------       -----------    -----------       -----------

Balance at December 31, 2001                           $198,077    $12,792,657       $21,979,416    $(6,863,050)      $28,107,100

Dividends - $.08 per share                                    -              -        (1,367,701)             -        (1,367,701)

Stock options exercised                                     677        111,932                 -              -           112,609

Purchase of treasury stock                                    -              -                 -       (732,668)         (732,668)

Net income                                                    -              -         1,767,618              -         1,767,618
                                                      ---------     ----------       -----------    -----------       -----------

Balance at December 31, 2002                            198,754     12,904,589        22,379,333     (7,595,718)       27,886,958

Dividends - $.09 per share                                    -              -        (1,521,628)             -        (1,521,628)

Stock options exercised                                   1,170        196,268                 -              -           197,438

Purchase of treasury stock                                    -              -                 -       (105,711)         (105,711)

Net income                                                    -              -         1,762,995              -         1,762,995
                                                      ---------     ----------       -----------    -----------       -----------

Balance at December 31, 2003                            199,924     13,100,857        22,620,700     (7,701,429)       28,220,052

DIVIDENDS - $.12 PER SHARE                                    -              -        (2,063,782)             -        (2,063,782)

STOCK OPTIONS EXERCISED                                   5,186        985,899                 -              -           991,085

NET INCOME                                                    -              -         2,331,477              -         2,331,477
                                                      ---------     ----------       -----------    -----------       -----------

BALANCE AT DECEMBER 31, 2004                           $205,110    $14,086,756       $22,888,395    $(7,701,429)      $29,478,832
                                                      =========    ===========       ===========    ============      ===========

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

                                                                                             For the Year Ended December 31,
                                                                                  ------------------------------------------------
                                                                                      2004              2003              2002
                                                                                  -------------   -------------     --------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                                    $  2,331,477     $  1,762,995      $  1,767,618
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                                  491,257          497,599           592,611
            Deferred rent                                                               32,890           68,478                 -
            Deferred income (benefit) taxes                                           (436,266)        (155,785)           11,971
        Provision for losses on accounts receivable                                     14,756             (439)           11,889
        Write down of investment - other assets                                              -                -           499,000
        Other income                                                                         -                -           (11,096)
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                                    (135,426)          12,343          (232,334)
        (Increase) decrease in inventory                                              (877,255)        (418,568)          831,463
        Decrease (increase) in prepaid expenses and other current assets               328,420         (149,485)           46,378
        Increase (decrease) in accounts payable and accrued expenses                   531,316        1,044,444          (423,738)
(Decrease) increase in income taxes                                                   (164,650)         150,650          (218,391)
                                                                                  ------------     ------------      ------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                    2,281,169        2,661,582         3,093,762
                                                                                  ------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Costs associated with potential acquisition                                       (787,119)               -                 -
     Purchase of investment - other assets                                                   -                -           (16,000)
    Capital expenditures                                                              (896,913)        (450,816)         (666,072)
    Officers' life insurance                                                            33,940             (879)           (4,703)
                                                                                  ------------     ------------      ------------
        NET CASH (USED FOR) INVESTING ACTIVITIES                                    (1,650,092)        (451,695)         (686,775)
                                                                                  ------------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of mortgage note                                                          (40,329)         (37,401)          (34,687)
    Dividends paid                                                                  (2,063,782)      (1,521,627)       (1,367,701)
    Proceeds from exercise of stock options                                            991,085          197,437           112,609
    Acquisition of treasury stock                                                            -         (105,711)         (732,668)
                                                                                  ------------     ------------      ------------
        NET CASH (USED FOR) FINANCING ACTIVITIES                                    (1,113,026)      (1,467,302)       (2,022,447)
                                                                                  ------------     ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (481,949)         742,585           384,540

    Cash and cash equivalents, at beginning of year                                 16,265,765       15,523,180        15,138,640
                                                                                  ------------     ------------      ------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                         $ 15,783,816     $ 16,265,765      $ 15,523,180
                                                                                  ============     ============      ============
SUPPLEMENTAL INFORMATION:
    Cash paid during the year for:
      Taxes                                                                          $ 772,336        $ 195,039         $ 869,580
      Interest                                                                       $ 235,206        $ 238,133         $ 240,849

   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION AND BASIS OF PRESENTATION:

         Wireless Telecom Group, Inc. and Subsidiaries (the Company), develops and manufactures a wide variety of electronic noise sources, testing and measurement instruments and high-power, passive microwave components, which it sells to customers throughout the United States and worldwide through its foreign sales corporation and foreign distributors to commercial and government customers in the electronics industry. The consolidated financial statements include the accounts of
         Wireless Telecom Group, Inc. and its wholly-owned subsidiaries, Boonton
         Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation
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

         Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large customer base. However, at December
         31, 2004, primarily all of the Company's receivables do pertain to the telecommunications industry.

         The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and long-term debt approximate fair value.

         CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts and commercial paper, all stated at cost, which approximates market value.
         As of December 31, 2004 and 2003, the Company had approximately
         $13,600,000 and $14,200,000 invested in commercial paper and government backed securities, respectively.

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

         Inventories consist of:

                                                        December 31,
                                                ---------------------------
                                                    2004             2003
                                                ----------       ----------
         Raw materials                          $4,621,649       $4,084,932
         Work-in-process                         1,203,986          757,436
         Finished goods                            954,810        1,060,823
                                                ----------       ----------
                                                $6,780,445       $5,903,191

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

         INTANGIBLE ASSETS:

         On December 21, 2001, the Company acquired Microlab/FXR, which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $1,351,392 was recorded as goodwill. In accordance with Statement of Financial Accounting
         Standards No. 142, this goodwill will not be amortized, but will be tested for impairment periodically. It is the responsibility of management to test this goodwill for impairment. Management considered a number of factors, including valuations of the future cash flows of the business. The conclusion of this valuation was that this goodwill was not impaired under the Statement of Financial Accounting Standards
         No. 142 requirements for goodwill impairment testing and consequently no adjustment to goodwill was necessary.

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
         Sales to international distributors are recognized in the same manner.
         There are no post-shipment obligations that exist in any sales arrangement.

         RESEARCH AND DEVELOPMENT COSTS:

         Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 2004, 2003 and 2002 were $1,946,250,
         $2,045,747 and $1,918,593, respectively.

         ADVERTISING COSTS:

         Advertising expenses are charged to operations during the year in which they are incurred and aggregated $602,216, $488,038 and $492,070 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

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

         Pro forma information regarding net income and earnings per share is required by FASB Statement 123, and has been determined as if the
         Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively; risk-free interest rates of 3.5%, 2.4% and
         3.5%, dividend yields of 10%, 8% and 2%; volatility factors of the expected market price of the Company's common stock of 86%, 86% and
         76%; and a weighted average expected life of the options of seven years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to
         stock-based employee compensation:

                                                     2004          2003           2002
                                                     ----          ----           ----

         Net income:
             As reported                          $2,331,477    $1,762,995     $1,767,618
             Less: stock based compensation
                   expense net of tax               (117,015)     (126,739)      (204,632)
                                                  ----------    ----------      ---------
             Pro forma                             2,214,462     1,636,256      1,562,986
                                                  ==========    ==========      =========
         Basic earnings per share:
             As reported                                $.14          $.10           $.10
             Pro forma                                   .13           .10            .09
         Diluted earnings per share:
             As reported                                $.13          $.10           $.10
             Pro forma                                   .13           .10            .09

         INCOME TAXES:

         The Company utilizes SFAS 109, "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under
         Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognized the benefit of Boonton's net operating loss carryforward applying a valuation allowance, which requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized.

         INCOME PER COMMON SHARE:

         The Company utilizes SFAS 128 "Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during each period. Shares re-acquired by the Company and denoted as treasury stock are not included in this calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In November 2004, the FASB issued Statement No. 151, "Inventory Costs".
         This statement amends the guidance in ARB 43 (Chapter 4 - Inventory
         Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material
         (spoilage). SFAS No. 151 requires that such items be recognized as current period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have a material impact on the Company's financial statements and results of operations.

         In December 2004, the FASB issued Statement No. 152, "Accounting for
         Real Estate Time-Sharing Transactions". This statement amends SFAS No.
         66 (Accounting for Sales of Real Estate) and SFAS No. 67 (Accounting
         for Costs and Initial Rental Operations of Real Estate Projects). This
         standard, which is effective for financial statements for fiscal years beginning after June 15, 2005, is not applicable to the Company's current operations.

         In December 2004, the FASB issued SFAS No. 153 "Exchange of
         Non-monetary Assets - an amendment of APB Opinion No. 29". Statement
         153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have an impact on the
         Company's financial statements considering the Company's intermittent participation in exchanges of non-monetary assets.

         In December 2004, the FASB issued a revision of SFAS No. 123
         "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.
         The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception).
         That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company believes this pronouncement, which is effective for periods beginning after December
         15, 2005, will not have a material effect on their financial position.

         RECLASSIFICATIONS:

         Certain prior years information has been reclassified to conform to the current year's reporting presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment, consists of the following:

                                                                      December 31,
                                                              ---------------------------
                                                                 2004              2003
                                                              ----------       ----------

         Building and improvements                            $3,557,186       $3,557,186
         Machinery and equipment                               3,488,681        3,018,939
         Furniture and fixtures                                  613,563          600,926
         Transportation equipment                                148,429           91,841
         Leasehold improvements                                1,155,230          797,282
                                                              ----------       ----------
                                                               8,963,089        8,066,174
         Less: accumulated depreciation and amortization       3,725,301        3,237,243
                                                              ----------       ----------
                                                               5,237,788        4,828,931
         Add: land                                               700,000          700,000
                                                              ----------       ----------
                                                              $5,937,788       $5,528,931
                                                              ==========       ==========

NOTE 3 - OTHER ASSETS:

         Other assets include the costs associated with a potential acquisition of $787,119 in 2004, an investment in equity securities of a non-affiliated company, and security deposits relating to the Company's leased properties. In early 2000, the Company invested $500,000 in an investment bank focused on technology start-ups. In December 2002 the investment was determined to be substantially overvalued and a write down of $499,000 was recorded as other expense. The Company does not have any other investments in equity securities.

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

         Maturities of mortgage principal payments for the next five years are
         $43,485, $46,889, $50,559, $54,517, and $58,784, respectively and
         $2,834,646 thereafter.

NOTE 5 - SHAREHOLDERS' EQUITY:

         The Company paid quarterly cash dividends aggregating $2,063,782,
         $1,521,627 and $1,367,701 for the years ending December 31, 2004, 2003 and 2002, respectively.

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
         All options granted have 10-year terms and vest and become fully exercisable after a maximum of five years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED):

         During 2000, the stockholders approved the Company's 2000 Stock Option
         Plan. The 2000 Plan provides for the grant of ISOs and NQSOs in compliance with the Code to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the
         Company's future growth and success. 1,500,000 shares of Common Stock are reserved for issuance upon the exercise of options under the 2000
         Plan. All options granted have 10-year terms and vest and become fully exercisable after a maximum of five years from the date of grant. Under the Company's stock option plans, options may be granted to purchase shares of the Company's common stock exercisable at prices generally equal to the fair market value on the date of the grant.

         A summary of stock option activity, and related information for the years ended December 31, follows:

                                                                              Weighted Average
                                                           Options             Exercise Price
                                                          ---------           ----------------

         Outstanding, December 31, 2001                   2,297,580                $2.51

         Weighted average fair value of options
           granted during the year                                                  2.51

           Granted                                          465,000                 2.31
           Exercised                                        (59,867)                1.88
           Canceled                                         (56,000)                2.50
                                                          ---------
         Outstanding, December 31, 2002                   2,646,713                 2.49

         Weighted average fair value of options
           granted during the year                                                  0.86

           Granted                                          265,000                 2.14
           Exercised                                       (117,000)                1.69
           Canceled                                        (321,633)                2.70
                                                          ---------
         Outstanding, December 31, 2003                   2,473,080                 2.47

         WEIGHTED AVERAGE FAIR VALUE OF OPTIONS
           GRANTED DURING THE YEAR                                                  1.06

           GRANTED                                          130,000                 2.90
           EXERCISED                                       (518,623)                1.91
           CANCELED                                        (340,360)                2.54
                                                          ---------
         OUTSTANDING, DECEMBER 31, 2004                   1,744,097                 2.52
                                                          =========

           OPTIONS EXERCISABLE:
             December 31, 2002                            1,234,955                 2.63
             December 31, 2003                            1,524,699                 2.52
             DECEMBER 31, 2004                            1,290,165                 2.69

         Exercise prices for options outstanding as of December 31, 2004 ranged from $1.69 to $6.75. The weighted average remaining contractual life of these options is seven years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED):

         The options outstanding as of December 31, 2004 are summarized as follows:

         Options outstanding:

             Range of        Weighted average      Options      Weighted average
          exercise prices     exercise price     Outstanding     remaining life
          ---------------     --------------     -----------     --------------
           $1.69 - $2.25          $2.01             550,810         6.3 years
           $2.37 - $3.13          $2.73           1,089,887         6.0 years
           $4.17 - $6.75          $5.25             103,400          .6 years
                                                  ---------
                                                  1,744,097
                                                  =========

         Options exercisable:

            Range of         Weighted average      Options
         exercise prices      exercise price     exercisable
         ---------------      --------------     -----------
          $1.69 - $2.25            $1.99             417,310
          $2.37 - $3.13            $2.73             769,455
          $4.17 - $6.75            $5.25             103,400
                                                  ----------
                                                   1,290,165
                                                  ==========

         EQUITY COMPENSATION PLANS:

         The following table summarizes information, as of December 31, 2004, relating to equity compensation plans of the Company pursuant to which grants of options or other rights to acquire shares may be granted from time to time:

                                                            EQUITY COMPENSATION PLAN INFORMATION
                -----------------------------------------------------------------------------------------------------------------
                                              (a)                        (b)                              (c)
                -----------------------------------------------------------------------------------------------------------------
                                   Number of securities to    Weighted-average          Number of securities remaining
                                   be issued upon exercise    exercise price of         available for future issuance under
                Plan Category      of outstanding options,    outstanding options,      equity compensation plans (excluding
                                   warrants and rights        warrants and rights       securities reflected in column (a))
                -----------------------------------------------------------------------------------------------------------------

                Equity
                compensation
                plans approved by                1,744,097                   $2.52                                 939,993
                security holders
                (1)
                -----------------------------------------------------------------------------------------------------------------
                Equity
                compensation
                plans not                                0                       0                                        0
                approved by
                security holders
                -----------------------------------------------------------------------------------------------------------------
                Total                            1,744,097                   $2.52                                  939,993
                -----------------------------------------------------------------------------------------------------------------

                (1) These plans include the Company's 1995 and 2000 Stock Option Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 6 - OPERATIONAL INFORMATION AND EXPORT SALES:

         SALES:

         The Company and its subsidiaries develop and manufacture various types of electronic test equipment and are aggregated into a single operating segment based on similar economic characteristics, products, services, customers, U.S. Government regulatory requirements, manufacturing processes and distribution channels. All of the Company's assets are domestic.

         For the year ended December 31, 2004, no customer accounted for more than 10% of total sales. For the year ended 2003, one customer accounted for 11% of total sales. For the year ended 2002, no customer accounted for more than 10% of total sales.

         In addition to its in-house sales staff, the Company uses various manufacturers' representatives to sell its products. For the year ended
         December 31, 2004, one representative accounted for more than 10% of total sales. In 2003 and 2002, no representative accounted for more than 10% of total sales.

         Export sales which are all transacted in US dollars, were approximately
         32%, 33% and 34% of total sales for the years ended December 31, 2004,
         2003 and 2002, respectively. Export sales by geographic location are as follows:
                              2004              2003             2002
                           ----------        ----------       ----------
         Asia              $2,742,000        $2,959,000       $3,391,000
         Europe             3,714,000         2,921,000        3,047,000
         Other                695,000           655,000          655,000
                           ----------        ----------       ----------
                           $7,151,000        $6,535,000       $7,093,000
                           ==========        ==========       ==========

         PURCHASES:

         No third party supplier accounted for more than 10% of the Company's total inventory purchases for 2004, 2003 or 2002.

NOTE 7 - 401(K) PROFIT SHARING PLAN:

         During the year ended December 31, 1990, the Company adopted a resolution to institute a 401(k) profit sharing plan effective January
         1, 1991, to cover all eligible employees. Company contributions to the plan for the years ended December 31, 2004, 2003 and 2002 aggregated
         $108,045, $106,214 and $99,947, respectively.

NOTE 8 - INCOME TAXES:

         The components of income tax expense related to income are as follows:

                                                   December 31,
                                     --------------------------------------
                                        2004          2003           2002
                                     ---------     ---------       --------
                 Current:
                   Federal           $ 443,392      $619,226       $553,887
                   State               153,850       355,434        193,263
                 Deferred:
                   Federal            (248,000)     (155,785)        57,000
                   State               (59,842)       (6,293)        19,000
                                     ---------     ---------       --------
                                     $ 289,400     $ 812,582       $823,150
                                     =========     =========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 8 - INCOME TAXES (CONTINUED):

         The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                                         December 31,
                                                           --------------------------------------
                                                             2004           2003          2002
                                                           --------       --------       --------
                                                             % OF           % of          % of
                                                           PRE TAX        Pre Tax        Pre Tax
                                                           EARNINGS       Earnings       Earnings
                                                           --------       --------       --------

         Statutory federal income tax rate                   34.0%          34.0%         34.0%
         State income tax net of federal tax benefit          5.9            8.3           5.4
         Benefits from foreign sales                        (23.8)          (6.1)         (6.5)
         Other, including research and development
            credit, net operating loss                       (5.1)          (4.7)         (1.1)
                                                             -----          -----         -----
                                                             11.0%          31.5%         31.8%
                                                             =====          =====         =====

         The components of deferred income taxes are as follows:

                                                                                       December 31,
                                                                               -------------------------
                                                                                  2004           2003
                                                                               ----------     ----------

         Deferred tax assets:
           Uniform capitalization of inventory costs for tax purposes           $ 189,852       $185,950
           Allowances for doubtful accounts                                        76,062         78,930
           Deferred costs                                                         140,000              -
           Tax effect of goodwill impairment                                      500,759        845,914
           Net operating loss carryforward                                      1,082,400      1,087,602
                                                                               ----------     ----------
                                                                                1,989,073      2,198,396
           Valuation allowance for deferred tax assets                           (791,198)    (1,160,109)
                                                                               ----------     ----------
                                                                                1,197,875      1,038,287
         Deferred tax liabilities:
           Tax over book depreciation                                            (112,868)      (389,546)
                                                                               ----------     ----------
         Net deferred tax asset                                                $1,085,007       $648,741
                                                                               ==========     ==========

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

         WARRANTIES:

         The Company provides one-year warranties on of all its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. The costs related to these warranties are not certain and cannot be reasonably estimated. In addition, based upon past experience, these costs have been minimal and therefore, no provision for these costs has been made.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

         LEASES (CONTINUED):

         The Company leased a 23,100 square foot facility located in Livingston,
         New Jersey, which was occupied by Microlab/FXR. The original term of the lease was for ten years commencing on March 4, 1996. During the year 2003, the Company exercised an option to cancel the original lease as of the last day of February 2004. Additionally, the Company agreed to a separate three-month lease extension through May 31, 2004 and another two-month lease extension through July 31, 2004. As of July
         2004, Microlab/FXR relocated its operations to the Hanover Township,
         Parsippany facility.

         The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance. The future minimum lease payments are shown below:

         2005                         $  418,917
         2006                            434,150
         2007                            441,767
         2008                            457,000
         2009                            472,233
         Thereafter                      837,833
                                      ----------
                                      $3,061,900
                                      ==========

         Rent expense for the years ended December 31, 2004, 2003 and 2002 was
         $591,291, $663,658 and $561,361, respectively.

         On July 14, 1998 the Company entered into a 15-year lease for a 44,000 square foot facility located in Mahwah, New Jersey. This new facility was leased to serve as the headquarters and manufacturing plant for one of the Company's divisions, which was sold in 1999. In December 1999, the Company exercised its option to purchase this building. In November
         2000, the Company entered into an agreement to lease this property to an unrelated third party. Rental income for 2004 was $379,219. This lease, which terminates in 2013, provides for annual rental income of
         $379,219 throughout the lease term.

         The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through
         2009. All leases may be renewed at the end of their respective leasing periods. Future payments consist of the following at December 31, 2004:

          2005                              $ 53,113
          2006                                52,248
          2007                                52,248
          2008                                51,271
          2009                                 4,028
                                            --------
                                            $212,908
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

         Costs charged to operations in connection with the water management plan amounted to approximately $13,000 and $10,000 for the years ended
         December 31, 2004 and 2003, respectively. The Company estimates the expenditures in this regard for the fiscal year ending December 31,
         2005 will amount to approximately $12,000. The Company will continue to be liable under the plan, in all future years, until such time as the
         NJDEP releases it from all obligations applicable thereto.

NOTE 10 - RELATED PARTY TRANSACTIONS:

         In 2004 and 2003, the Company utilized the advertising service of SGW
         Integrated Marketing Communications. One of the Directors of the
         Company, Mr. Andrew Scelba, served as President and Chairman of the
         Board of SGW. He retired from this position in 2000 and currently performs consulting services on a limited basis. Total fees paid to SGW in 2004 and 2003 were approximately $49,000 and $59,000, respectively.

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

NOTE 11 - PROPOSED ACQUISITION/SUBSEQUENT EVENTS:

         On October 5, 2004, the Company entered into a stock purchase agreement
         (the "Original Purchase Agreement") with Willtek Communications GmbH, a
         German private limited liability company ("Willtek"), Damany Holding
         GmbH, a German private limited liability company and the owner of approximately 20% of Willtek's outstanding capital stock ("Damany
         Holding"), and Investcorp Technology Ventures, L.P., a Cayman Islands
         limited partnership and the owner of approximately 80% of Willtek's outstanding capital stock ("Investcorp" and, together with Damany
         Holding, the "Willtek Shareholders"), pursuant to which the Company agreed to acquire all of the outstanding share capital of Willtek from the Willtek Shareholders. Willtek, based in Ismaning, Germany, is a leading provider of solutions that enable manufacturers and operators of wireless communications devices to test mobile phones, air interface, and base stations of cellular networks. Willtek's products include high-speed, state-of-the-art test and measurement solutions for handsets and wireless devices, as well as for radio frequencies and network testing tasks. Under the terms of the Original Purchase
         Agreement, the Company agreed to purchase all of the outstanding share capital of Willtek in exchange for an aggregate purchase price of
         $7,000,000 in cash and 8,000,000 shares of the Company's common stock
         (the "Original Purchase Price"). As a result of the proposed acquisition, Willtek will become a wholly-owned subsidiary of the
         Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 11 - PROPOSED ACQUISITION/SUBSEQUENT EVENTS (CONTINUED):

         On March 29, 2005, the Company, Willtek and the Willtek Shareholders
         entered into an amended and restated stock purchase agreement (the
         "Amended Purchase Agreement"), which modifies the terms of the Original
         Purchase Agreement. The terms were modified, in part, due to the operating results of Willtek during the past six months and the parties' desire to conserve the Company's existing cash resources.
         Under the terms of the Amended Purchase Agreement, the Original
         Purchase Price was reduced by eliminating the $7.0 million cash component. The purchase price now consists solely of 8,000,000 shares of the Company's common stock (the "Purchase Price"). Based on the
         $2.54 closing price of a share of the Company's common stock as reported on the American Stock Exchange on March 28, 2005, the dollar value of the Purchase Price is approximately $20.3 million. Based on the number of shares of the Company's common stock outstanding on March
         28, 2005, giving effect to the proposed acquisition, the Willtek
         Shareholders would own in the aggregate approximately 31.4% of the outstanding shares of the Company's common stock. As was the case with the Original Purchase Agreement, the Amended Purchase Agreement does not provide for an adjustment in the number of shares of the Company's common stock to be issued to the Willtek Shareholders in the acquisition in the event of a fluctuation in the market price of the
         Company's common stock.

         In connection with the acquisition, substantial changes will be made to the composition of the Company's board of directors and to its senior management team, including the appointment of Cyrille Damany, Willtek's current Chief Executive Officer, as the Company's new Chief Executive
         Officer, and the appointment of two designees of Investcorp to the
         Company's seven-member board of directors at the closing of the acquisition, one of whom will be appointed Chairman of the Board. It is currently anticipated that, at the closing of the acquisition, Karabet
         "Gary" Simonyan will continue to serve on the board as non-executive
         Vice Chairman of the Board. Paul Genova, the Company's President and
         Chief Financial Officer, will continue as such and report directly to
         Mr. Damany following completion of the acquisition. Investcorp will continue to be entitled to designate up to two individuals for nomination for election to the Company's board of directors, provided
         Investcorp's level of beneficial ownership of the Company's common stock continuously equals or exceeds certain percentage thresholds.

         As a result of the substantial changes that will be made to the composition of the Company's board of directors and to its senior management upon completion of the acquisition, the Company's compensation committee took the opportunity to evaluate senior executive employment, severance and compensation arrangements and determined to approve a severance agreement with Mr. Genova, which provides that if Mr. Genova's employment is terminated by the Company without "cause," or if Mr. Genova terminates his employment for "good reason," whether before or after the acquisition, then Mr. Genova will be entitled to receive (1) at the sole discretion of the Company, either a lump-sum cash payment equal to 75% of his annual base compensation then in effect (which, based on Mr. Genova's current annual base compensation would be approximately $135,000), payable within 30 days after termination, or continuation of his base compensation then in effect for a period of nine months after termination, and (2) the continuation of all benefits in which he currently participates for a period of nine months following his termination. Also, the compensation committee approved the grant to Mr.
         Simonyan of incentive stock options to purchase 100,000 shares of the
         Company's common stock, at an exercise price of $2.57 per share, representing the closing price of the Company's common stock as reported on the American Stock Exchange on March 22, 2005, the date of grant. The options will vest over a period of three years from the date of grant, with one third vesting on each anniversary of the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
WIRELESS TELECOM GROUP, INC.

NOTE 11 - PROPOSED ACQUISITION/SUBSEQUENT EVENTS (CONTINUED):

         In connection with the Amended Purchase Agreement, Willtek entered into an amended and restated loan agreement, dated March 29, 2005, with
         Investcorp, pursuant to which Investcorp will waive its right to terminate an existing loan agreement, dated March 12, 2003, between
         Willtek and Investcorp upon completion of the acquisition and collect the (Euro Dollar)3.5 million outstanding principal amount thereunder
         (approximately $4.6 million), together with all interest accrued and then unpaid under the existing loan agreement at the rate of 8% per year through the closing date of the acquisition (as of February 28,
         2005, approximately (Euro Dollar)478,000, or approximately $634,000).
         The Company signed the amended loan agreement to guaranty payment of any amounts payable by Willtek to Investcorp under the amended loan agreement. The amended loan agreement will not become effective until the closing date of the acquisition, at which time the existing loan agreement will be terminated. Under the terms of the amended loan agreement, following the acquisition, the loan will bear interest at the rate of 4% per year accruing at the end of each calendar quarter and will be due and payable in one lump sum on December 31, 2006. The amended loan agreement will not be secured by any assets of the Company or Willtek. Investcorp may terminate the amended loan agreement under certain circumstances set forth therein. The Company believes that the terms of the amended loan agreement with Investcorp are no less favorable than loan terms available from an independent third party.

         Completion of the acquisition is subject to approval by the Company's shareholders, as well as other customary closing conditions. The parties have already received the required antitrust clearances in
         Germany. The Company's board of directors intends to present a proposal to approve the acquisition of Willtek by the Company and the issuance of the Company's common stock to the Willtek Shareholders in the acquisition at the Company's upcoming 2005 annual meeting of shareholders. Pending the approval of the Company's shareholders and satisfaction or, where permissible, waiver of all of the other closing conditions, the transaction is expected to close in the second or third calendar quarter of 2005.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following is a summary of selected quarterly financial data (in thousands, except per share amounts).

                 2004                                                 QUARTER
                 ----                                -----------------------------------------
                                                       1ST        2ND         3RD         4TH
                                                     ------     ------      ------      ------

                 NET SALES                           $5,486     $5,584      $5,944      $5,090
                 GROSS PROFIT                         3,091      3,028       3,175       2,488
                 OPERATING INCOME                       120        953         929         320
                 NET INCOME                             188        647         785         712

                 DILUTED NET INCOME PER SHARE          $.01       $.04        $.05        $.04

                 2003                                                 Quarter
                 ----                                ------------------------------------------
                                                       1st        2nd         3rd         4th
                                                     ------     ------      ------      ------

                 Net sales                           $4,153     $4,836      $5,187      $5,549
                 Gross profit                         2,084      2,383       2,815       2,977
                 Operating income                        83        447         912         692
                 Net income                             118        367         647         631
                 Diluted net income per share          $.01       $.02        $.04        $.04

                          WIRELESS TELECOM GROUP, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR EACH OF THE THREE YEARS ENDED DECEMBER 31,

         ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                      Balance at
                     Beginning of                                               Balance at
                         year            Provisions           Deductions        end of year
                     ------------         ----------         ------------      -----------

         2004         $  175,399         $   14,756            $      -         $  190,155
         2003            175,838                  -               (439)            175,399
         2002            113,950             61,888                   -            175,838

         ALLOWANCE FOR DEFERRED TAX VALUATION:

                      Balance at
                     beginning of                                               Balance at
                         year             Provisions          Reductions       end of year
                     ------------         ----------         ------------      -----------

         2004         $ 1,160,109          $      -          $  (368,911)       $  791,198
         2003             466,413           693,696                    -         1,160,109
         2002           1,362,891                 -             (896,478)          466,413