Form 10-K/A
period 2004-12-31
WIRELESS TELECOM GROUP INC
filed 2005-04-22
CIK 878828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-11916

WIRELESS TELECOM GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2582295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Eastmans Road, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
(201) 261-8797
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

none
(Title of Class)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on March 24, 2005: $44,281,874

Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 24, 2005: 17,461,301

DOCUMENTS INCORPORATED BY REFERENCE

Part IV - Certain exhibits listed in response to Item 15(a)(3)	Prior filings made by the Company under the Securities Act of 1933 and the Securities Exchange Act of 1934.

TABLE OF CONTENTS

PART I

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is to include the information required by Part III of Form 10-K, to include additional disclosure regarding the Company's results of operations for the periods set forth herein and to refile, in electronic format, its charter and bylaws as exhibits. The Company's financial statements and the results of operations for the periods set forth herein have not been amended, modified, restated or otherwise affected in any manner. The specific Items that have been amended are as follows:

PART II

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART III
Item 10.	Directors and Executive Officers of the Registrant.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions.
Item 14.	Principal Accountant Fees and Services.
PART IV
Item 15.	Exhibits and Financial Statement Schedules.

No other Items included in the Company's original Form 10-K have been affected by this amendment. The Company has included all of the Items in this amendment for the convenience of the reader.

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

	2004	2003	2002	2001	2000
Selected Statement of Operations Data:
Net sales	$22,105,207	$19,724,240	$20,747,707	$19,041,838	$18,450,518
Income from continuing operations before income taxes	2,620,877	2,575,577	2,590,768	3,279,271	3,362,702
Provision for income taxes	289,400	812,582	823,150	2,062,000	1,231,462
Net income from continuing operations	2,331,477	1,762,995	1,767,618	1,217,271	2,131,240
Selected Per Share Data:
Net income from continuing operations per common share — diluted	$.13	$.10	$.10	$.07	$.11
Shares used in computation of earnings per share — diluted	17,578,185	17,113,472	17,340,264	18,046,498	19,724,188
Cash dividends per common share	$.12	$.09	$.08	$.04	$.00
Selected Balance Sheet Data:
Working capital	$23,559,525	$23,971,858	$23,510,803	$23,318,264	$27,553,331
Total assets	35,406,868	33,624,211	32,215,596	32,905,258	37,656,273
Total liabilities	5,928,036	5,404,159	4,328,638	4,798,158	5,273,235
Shareholders' equity	29,478,832	28,220,052	27,886,958	28,107,100	32,383,038

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations Year Ended December 31, 2004 Compared to 2003

Net sales for the year ended December 31, 2004 were $22,105,207 as compared to $19,724,240 for the year ended 2003, an increase of $2,380,967 or 12.1%. This increase was primarily the result of increased sales activity in 2004 of the Company's peak power meter instruments - mainly due to upgrades to on-hand inventory, which primarily consisted of improved screen displays utilizing liquid crystal displays "LCD" in place of the cathode ray tube "CRT" screen displays. Additionally, increased sales for certain existing and potential customers, in part, were due to the company's continuous efforts to publicize the advantages and many applications of our products on a commercial basis. We anticipate that these product upgrades will continue to result in increased sales in future years, although there can be no assurance that this will be the case. These product upgrades had no effect on our valuation of existing inventory or the calculation of our reserve for obsolescence.

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

Results of Operations Year Ended December 31, 2003 Compared to 2002

Net sales for the year ended December 31, 2003 were $19,724,240 as compared to $20,747,707 for 2002, a decrease of $1,023,467 or 4.9%. This decrease was primarily due to a slight reduction in demand for the Company's passive microwave components by two foreign customers, one of which temporarily reduced its technology spending and the other no longer purchases microwave components from the company.

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

Table of Contractual Obligations

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-Term Debt	$3,088,880	$43,485	$97,448	$113,301	$2,834,646
Operating Lease	3,061,900	418,917	875,917	929,233	837,833
Equipment Lease	212,908	53,113	104,496	55,299	—
	$6,363,688	$515,515	$1,077,861	$1,097,833	$3,672,479

The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs.

Inflation and Seasonality

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

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

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors and Executive Officers

Set forth below are the names, ages and descriptions of the backgrounds, as of April 27, 2005, of each of the directors and executive officers of the Company.

Name	Age	Position
Karabet "Gary" Simonyan(1)(2)(3)	69	Chairman of the Board and Interim Chief Executive Officer
Paul Genova(1)	49	President and Chief Financial Officer
Henry L. Bachman(1)(4)	75	Director
John Wilchek(1)(3)(4)	64	Director
Michael Manza(1)(2)(4)	69	Director
Andrew Scelba(1)(2)(3)	73	Director

(1)	Director Nominee

(2)	Member of Nominating and Governance Committee

(3)	Member of Compensation Committee

(4)	Member of Audit Committee

Karabet "Gary" Simonyan became a director of the Company in March 2002, the non-executive Chairman of the Board of the Company in March 2004 and interim Chief Executive Officer of the Company in July 2004. Mr. Simonyan founded the Company in 1985. From 1985 until his official retirement from the Company in 1997, Mr. Simonyan served the Company in several capacities, including as Chairman of the Board, Chief Executive Officer and President and as a director. From 1978 until he joined the Company, he worked for Micronetics, Inc., a manufacturer of electronic products, in several capacities, including President. From 1977 through 1978, he served as President of Laser Management Associates, an electronics consulting firm, which he founded. Mr. Simonyan has a Bachelor of Science degree in Applied Physics and has undertaken graduate studies in electrical engineering and in business administration.

Paul Genova has served as the Company's Chief Financial Officer since September 2003 and since March 2004 has served as the Company's President and as a director of the Company. From 1994 to February 2002, Mr. Genova served as Chief Financial Officer of Wilson Logistics, Inc., a supply chain management and industrial services provider, which is a wholly owned subsidiary of Wilson Logistics Holdings, AB Sweden. From 1985 to 1994, Mr. Genova worked with Deloitte & Touche as a Senior Audit Manager, working with various global manufacturing companies. Mr. Genova earned his New York CPA certificate in 1983 and has a Bachelor of Science degree in Accounting from Manhattan College.

Henry L. Bachman became a director of the Company in January 1999 and has a career of over 50 years in the electronics industry. From 1951 to 1996, Mr. Bachman served as Vice President of Hazeltine, a subsidiary of Marconi Aerospace Systems Inc., Advanced Systems Division, on a full-time basis and currently provides consulting services to them on a part-time basis. Mr. Bachman was President of The Institute of Electrical and Electronics Engineers (IEEE). Mr. Bachman has a Bachelor's degree and MS degree from Polytechnic University and completed the Advanced Management Program at Harvard Sloan School of Management.

John Wilchek became a director of the Company in May 1993. He was the founder, President, CEO and Chairman of Zenith Knitting Mills until his retirement in 1991.

Michael Manza became a director of the Company in June 2002. From 1988 until his retirement in 1999, Mr. Manza was a Partner at M.J. Meehan & Co. and served on its Management Committee. From 1979 to 1988, Mr. Manza worked for L.F. Rothschild Unterberg Towbin as a Partner and

Managing Director. From 1952 until 1979, Mr. Manza worked for Josephthal & Co. in several capacities, and served as Partner and Manager from 1966 until 1979. Mr. Manza received his Bachelors degree in Business from New York University and his Masters degree in Finance from The New York Institute of Finance.

Andrew Scelba became a director of the Company in January 2003. In 1980, Mr. Scelba established ANR advertising, a technical agency specializing in electronic and telecommunication accounts, servicing both national and international accounts. In 1990, the name was changed to SSD&W and subsequently SGW. Mr. Scelba served as President and later Chairman of the Board. In 2000, Mr. Scelba retired, but continued to consult for the agency. Mr. Scelba has a Bachelor of Science degree in Advertising and a MBA in Marketing from Fairleigh Dickenson University.

Code of Ethics

The Company's board of directors has adopted a Code of Business Conduct and Ethics (the "Code") that outlines the principles of legal and ethical business conduct under which the Company does business. The Code, which is applicable to all directors, employees and officers of the Company, is available at the Company's website at www.wtt.bz. Any substantive amendment or waiver of the Code may be made only by the Company's board of directors or a committee of the board, and will be promptly disclosed to the Company's shareholders on our website. In addition, disclosure of any waiver of the Code will also be made by the filing of a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC").

Audit Committee Financial Expert

The members of the Audit Committee during the year ended December 31, 2004 were Messrs. Henry L. Bachman, Michael Manza and John Wilchek. The Company's board of directors has determined that each member of the Audit Committee currently meets the independence criteria set forth in the applicable rules of the American Stock Exchange and the SEC for audit committee membership. The board has also determined that all members of the Audit Committee possess the level of financial literacy required by applicable American Stock Exchange and SEC rules. The Company's board of directors has determined that Henry L. Bachman is qualified as an "audit committee financial expert" as defined by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities of the Company. Such executive officers, directors and greater than 10% beneficial owners are required by regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons with the SEC.

Based solely upon the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that its executive officers, directors and greater than 10% shareholders have complied with all applicable filing requirements during the year ended December 31, 2004.

Item 11.    Executive Compensation

The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, the annual and long-term compensation for the Company's Chief Executive Officer and its most highly compensated executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2004 (the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation				Long Term Compensation Awards Securities Underlying Options
Name and Principal Position	Year	Salary	Bonus	Other			All other Compensation

Karabet Simonyan(1)
Interim CEO, Non-	2004	—	—	$10,250	(2)	—	$7,348	(3)
Executive Chairman	2003	—	—	—		—	—
	2002	—	—	—		—	—

Terence McCoy(4)
Former CEO	2004	$48,461	—	—		50,000	$47,193	(5)
	2003	—	—	—		—	—
	2002	—	—	—		—	—

Edward J. Garcia(6)
Former Chairman of the Board, CEO and President	2004	$43,490	—	—		—	$686,777	(7)
	2003	$199,116	—	—		—	$9,276	(7)
	2002	$202,208	$50,000	—		—	$8,953	(7)

Bent Hessen-Schmidt(8)
Former Executive Vice President of Marketing	2004	$176,460	—	—		—	$3,250	(9)
	2003	$150,463	$1,000	—		—	$3,000	(9)
	2002	$78,365	—	—		75,000	$2,750	(9)

Paul Genova(10)
President and CFO	2004	$170,100	—	—		80,000	$7,595	(11)
	2003	$39,083	$1,000-	—		50,000	$153	(11)
	2002	—	—	—		—	—

(1)	Mr. Simonyan became non-executive Chairman of the Board in March 2004 (upon the resignation of Edward J. Garcia as an executive officer and director of the Company and the termination of his employment with the Company in March 2004) and interim Chief Executive Officer of the Company in July 2004 (upon the mutual termination of Terence McCoy's employment as Chief Executive Officer of the Company and his departure from the Company's board of directors in July 2004).

(2)	Represents the amount of compensation received by Mr. Simonyan in 2004 for his service as interim Chief Executive Officer. Mr. Simonyan does not receive a salary for his service as interim Chief Executive Officer, but rather receives nominal compensation for such services at the discretion of the Company's board of directors.

(3)	Represents the amount of premiums paid for Mr. Simonyan's health insurance in 2004.

(4)	Terence McCoy served as the Company's Chief Executive Officer from April 2004 to July 2004.

(5)	Includes: (a) cash payments of approximately $46,154 in the aggregate to Mr. McCoy upon the mutual termination of Mr. McCoy's employment with the Company in July 2004; (b) the total estimated value of the use of an automobile of $904; and (c) the premium paid on group term life insurance and accidental death and dismemberment insurance for Mr. McCoy.

(6)	Edward J. Garcia served as the Company's Chairman of the Board, Chief Executive Officer and President from January 1999 to March 2004. From time to time following the termination of Mr. Garcia's employment with the Company, Mr. Garcia has acted as a consultant to the Company on a project basis for fees ranging from $80 to $120 per hour.

(7)	Includes: (a) a lump-sum cash payment of $685,000 to Mr. Garcia upon Mr. Garcia's resignation as an executive officer and director of the Company and the termination of his employment with the Company in March 2004; (b) the total estimated value of the use of an automobile of $1,056, $1,783 and $1,710 for fiscal years ended December 31, 2004, 2003 and 2002, respectively; (c) the total premiums paid on group term life insurance and accidental death and dismemberment insurance and the matching contribution of the Wireless Telecom Group, Inc. 401(k) Profit Sharing Plan in 2004, 2003 and 2002; and (d) premiums paid on split dollar life insurance for Mr. Garcia in 2003 and 2002.

(8)	Mr. Hessen-Schmidt served as the Company's Executive Vice President of Marketing from June 2002 to November 2004.

(9)	Includes the matching contribution of the Wireless Telecom Group, Inc. 401(k) Profit Sharing Plan in 2004, 2003 and 2002 for Mr. Hessen-Schmidt.

(10)	Mr. Genova has served as Chief Financial Officer of the Company since September 2003 and has served as the Company's President since March 2004.

(11)	Includes the total estimated value of the use of an automobile of $3,535 in 2004, the premium paid on group term life insurance and accidental death and dismemberment insurance in 2004 and 2003, and the matching contribution of the Wireless Telecom Group, Inc. 401(k) Profit Sharing Plan in 2004 for Mr. Genova.

Option Grants In Fiscal Year 2004

Name	Number of Securities Underlying Option/SARs in Fiscal Granted (#)	Percent of Total Options Granted to Employees Year 2004(1)	Exercise of Base Price ($/Sh)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%($)	10%($)
Terence McCoy
Former CEO	50,000	38.5%	$2.99	5/21/2014-	$94,020	$238,265
Paul Genova
President and CFO	30,000	23.0%	$2.99	5/21/2014	$56,412	$142,959
	50,000	38.5%	$2.75	10/22/2014	$86,473	$219,140

(1)	Based upon a total of 130,000 options granted to all employees and consultants during fiscal year 2004.

Aggregated Option Exercises In Fiscal Year 2004
And Option Values At December 31, 2004

Name	Shares Acquired on Exercise	Number of Securities Underlying Unexercised Options At Fiscal Year End			Value of Securities Underlying Unexercised In-the-Money Options At Fiscal Year End (2)
		Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Edward J. Garcia
Former Chairman of the Board, CEO and President	100,000	$143,490	360,000	60,000	$81,225	$8,600
Karabet Simonyan
Interim CEO, Non- Executive Chairman	40,000	$29,360	—	40,000	—	$27,760
Paul Genova
President and CFO	—	—	12,500	117,500	$5,875	$22,125
Bent Hessen-Schmidt
Former Executive Vice President of Marketing	37,500	$32,250	—	—	—	—

(1)	Based on the aggregate value realized upon the date of exercise.

(2)	Based upon the closing market price of the Company's common stock ($2.84 per share) on December 31, 2004 as reported on the American Stock Exchange minus the exercise price of the in-the-money option, multiplied by the number of shares to which the in-the-money option relates.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Garcia Employment Agreement

Edward J. Garcia served as the Company's Chairman of the Board, Chief Executive Officer and President from January 1999 to March 2004. The Company and Mr. Garcia were parties to an employment agreement, dated August 1, 1999, as amended in January 2002 (the "Garcia Employment Agreement"). Under the terms of the Garcia Employment Agreement, Mr. Garcia was entitled to receive an annual base salary of $200,000 per year, and an annual bonus, the amount of which was determined by the Company's board of directors in their discretion. The Garcia Employment Agreement provided that, in the event of termination of Mr. Garcia for good reason, without cause, or in the case of Mr. Garcia's non-renewal, as such terms are defined therein, Mr. Garcia would be entitled to receive, among other things:

•	a lump-sum cash payment in an amount equal to three times his annual base salary;

•	benefits coverage for him and his dependents, at the same level and at the same cost as immediately prior to his termination, for a period of three years following termination of his employment with the Company;

•	an award or grant under each incentive plan of the Company (other than stock options or other equity plans) in which Mr. Garcia participated at the time of termination equal to the amount of award or grant that Mr. Garcia would have received had he continued to be employed by the Company for three additional years; and

•	the vesting of all stock options or restricted stock previously granted to Mr. Garcia that would vest or become non-forfeitable in the five-year period following termination of Mr. Garcia's employment with the Company.

The Garcia Employment Agreement also provided that if Mr. Garcia's employment was terminated by reason of disability, he would be entitled to receive, for three years after such termination, his annual base salary less any amounts received under a long term disability plan. If he was terminated by reason of his death, his legal representatives would receive the balance of any remuneration due him. The Garcia Employment Agreement had a term of three years from the date of execution with a renewal period of two years, such renewal to occur automatically unless either the Company or Mr. Garcia terminates the employment agreement upon six months written notice.

Upon Mr. Garcia's resignation as an executive officer and director of the Company and the termination of his employment with the Company in March 2004, Mr. Garcia received a lump-sum cash payment equal to $685,000 under the terms of the Garcia Employment Agreement, and the Garcia Employment Agreement was then terminated. From time to time following the termination of Mr. Garcia's employment with the Company, Mr. Garcia has acted as a consultant to the Company on a project basis for fees ranging from $80 to $120 per hour. There is no written consulting agreement or arrangement between Mr. Garcia and the Company.

McCoy Separation Agreement

Terence McCoy served as the Company's Chief Executive Officer and as a director of the Company from April 2004 to July 2004. In July 2004, Mr. McCoy's employment as an executive officer of the Company was mutually terminated and he departed from the Company's board of directors. In August 2004, the Company and Mr. McCoy entered into a separation agreement and release (the "McCoy Separation Agreement"), pursuant to which the parties agreed that Mr. McCoy would receive the following payments and benefits:

•	an amount equal to three months of his annual base salary (approximately $46,154), paid out over three months beginning August 2004 pursuant to the Company's normal payroll practices, less statutory and other usual or customary payroll deductions; and

•	benefits coverage for him and his dependents, at the same level and at the same charges as immediately prior to his termination, at his own expense for a period of up to 18 months following his termination from the Company, or until he becomes eligible for coverage in another group health insurance plan, whichever is sooner, in accordance with applicable federal law.

Under the terms of the McCoy Separation Agreement, Mr. McCoy agreed to keep confidential certain proprietary information relating to the Company and to release and discharge the Company and its affiliates, officers, directors and employees from and against any liabilities, including, without limitation, those arising in any way out of his employment with the Company or the termination of his employment with the Company.

Genova Severance Agreement

The Company and Paul Genova, the President and Chief Financial Officer have executed a severance agreement dated March 29, 2005 (the "Genova Severance Agreement"). The Genova Severance Agreement provides that if Mr. Genova's employment is terminated by the Company "without cause" or if Mr. Genova terminates his employment for "good reason," then Mr. Genova will be entitled to receive (1) at the sole discretion of the Company, either a lump-sum cash payment equal to 75% of his annual base compensation then in effect (which based on Mr. Genova's current annual base compensation, would be approximately $135,000), payable within 30 days after termination, and (2) the continuation of all benefits, to the extent permissible under the applicable benefits programs, in which he currently participates for a period of nine months following his termination. If Mr. Genova obtains subsequent employment during such nine-month period and if he receives benefits through such subsequent employment, the Company may terminate his continuing benefits.

Under the terms of the Genova Severance Agreement,

•	"cause" means the occurrence of any one or more of the following: (i) fraud, embezzlement and/or misappropriation of the Company's (or any successor's) funds; (ii) gross or willful misconduct by Mr. Genova in the performance of his duties; (iii) a material violation of the Company's (or any successor's) Code of Conduct; or (iv) a conviction by, or entry or a plea of guilty or nolo contendre in, a court of competent jurisdiction for any crime which constitutes a felony or act or moral turpitude in the jurisdiction involved; and

•	"good reason" means (i) the assignment to Mr. Genova of duties materially and adversely inconsistent with his position, title, duties, responsibilities or status with the Company as an officer of the Company, (ii) any removal of Mr. Genova from, or any failure to re-elect Mr. Genova as an officer of the Company, (iii) a reduction in Mr. Genova's salary, or (iv) relocation of Mr. Genova's principal place of employment to a place more than 30 miles from its current location, in each case without Mr. Genova's written consent.

Compensation of Directors

Directors who are not employees of the Company are compensated for their services according to a standard arrangement authorized by a resolution of the Company's board of directors. Such directors are paid a retainer of $2,000 for each meeting of the Company's board of directors attended by such director.

Director and Officer Liability

New Jersey's Business Corporation Act permits New Jersey corporations to include in their certificates of incorporation a provision eliminating or limiting the personal liability of directors and officers of the corporation for damages arising from certain breaches of fiduciary duty. The Company's certificate of incorporation, as amended, includes a provision eliminating the personal liability of directors and officers to the Company and its shareholders for damages to the maximum extent permitted by New Jersey law, including exculpation for acts of omissions in violation of directors' and officers' fiduciary duties of care. Under current New Jersey law, liability is not eliminated in the case of a breach of a director's or officer's duty of loyalty (i.e., the duty to refrain from transactions involving improper conflicts of interest) to the Company or its shareholders, the failure to act in good faith, the knowing violation of law or the obtainment of an improper personal benefit. The Company's certificate of incorporation, as amended, does not have an effect on the availability of equitable remedies (such as an injunction or rescissions) for breach of fiduciary duty. However, as a practical matter, equitable remedies may not be available in particular circumstances. The Company also has in effect under a policy effective April 1, 2005 and expiring on April 1, 2006 insurance covering all of its directors and officers against certain liabilities and reimbursing the Company for obligations for which it incurs as a result of its indemnification of such directors, officers and employees.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Compensation Committee are Messrs. Karabet Simonyan, Andrew Scelba and John Wilchek. Since July 2004, Mr. Simonyan has served as interim Chief Executive Officer of the Company. During 2004, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE
ON EXECUTIVE COMPENSATION

Compensation Philosophy

The Company strives to apply a uniform philosophy regarding compensation for all of its employees, including the members of its senior management. This philosophy is based upon the premise that the achievements of the Company result from the combined and coordinated efforts of all employees working toward common goals and objectives in a competitive, evolving market place.

The goals of the Company's compensation program are to align remuneration with business objectives and performance, and to enable the Company to retain and competitively reward executive officers who contribute to the long-term success of the Company. The Company attempts to pay its executive officers competitively in order that it will be able to retain the most capable people in the industry. Information with respect to levels of compensation being paid by comparable companies is obtained from various publications and surveys. In making executive compensation decisions, the Compensation Committee considered achievement of certain quantitative and qualitative criteria, some of which relate to the Company's performance and others of which relate to the performance of the individual employee. The Company's performance criteria are selected by the Compensation Committee. Awards to executive officers are based on achievement of company and individual performance criteria.

The Compensation Committee will evaluate the Company's compensation policies on an ongoing basis to determine whether they enable the Company to attract, retain and motivate key personnel. To meet these objectives, the Compensation Committee may from time to time increase salaries, award additional stock options or provide other short and long-term incentive compensation to executive officers.

Forms of Compensation

We provide our executive officers with a compensation package consisting of base salary and participation in benefit plans generally available to other employees. In setting total compensation, the Compensation Committee considers individual and company performance, as well as market information regarding compensation paid by other companies in our industry.

Base Salary.    Salaries for our executive officers are initially set based on negotiation with individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the networking industry for individuals of similar education and background to the executive officers being recruited. We also consider the individual's experience, reputation in his or her industry and expected contributions to the Company. Salaries are generally reviewed annually by the Compensation Committee and are subject to increases based on (i) the Compensation Committee's determination that the individual's level of contribution to the Company has increased since his or her salary had last been reviewed and (ii) increases in competitive pay levels.

Long-Term Incentives.    Longer-term incentives are provided through stock options, which reward executives and other employees through the growth in value of our stock. The Compensation Committee believes that employee equity ownership provides a major incentive for employees to build shareholder value and serves to align the interests of employees with those of the Company's shareholders. Grants of stock options to executive officers are based upon each officer's relative position, responsibilities and contributions to the Company, with primary weight given to the executive officers' relative rank and responsibilities. Initial stock option grants designed to recruit an executive officer to join the Company may be based on negotiations with the officer and with reference to historical option grants to existing officers. Stock options are granted at an exercise price equal to the market price of our common stock on the date of grant and will provide value to the executive officers only when the price of our common stock increases over the exercise price.

Employment and Severance Agreements.    As a matter of business philosophy, in general, the Company does not enter into employment agreements with its senior executive officers. They serve at the will of the Company's board of directors. This enables the Company to remove a senior executive officer prior to retirement whenever it is in the best interests of the Company, with full discretion on any severance package (excluding vested benefits). Similarly, the Company does not enter into severance agreements with senior executive officers when they are hired or promoted. If a senior executive officer is removed, the Compensation Committee will exercise its business judgment in approving an appropriate separation arrangement in light of all relevant circumstances including the individual's term of employment, past accomplishments and reasons for separation from the Company.

The only exceptions to this policy we have made recently are for Edward J. Garcia, who served as Chairman of the Board, Chief Executive Officer and President of the Company from January 1999 to March 2004, and most recently for Terence McCoy, who served as Chief Executive Officer of the Company from April 2004 to July 2004, and for Paul Genova, the Company's President and Chief Executive Officer. The Company and Mr. Garcia were parties to the Garcia Employment Agreement, a copy of which was filed with the SEC as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company and Mr. McCoy are parties to the McCoy Separation Agreement. The Company and Mr. Genova are parties to the Genova Severance Agreement, a copy of which was filed with the SEC as an exhibit to the Company's Current Report on Form 8-K dated March 29, 2005.

Compliance with Internal Revenue Code Section 162(m).    Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts deductibility of executive compensation paid to our Chief Executive Officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Compensation Committee's policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under the Company's 1995 and 2000 Stock Option Plans generally qualifies for an exemption from these restrictions imposed by Section 162(m). In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.

2004 Compensation

Compensation for the individuals who served as Chief Executive Officer of the Company and other executive officers for fiscal 2004 was set according to the established compensation policy described above.

Edward J. Garcia

Mr. Garcia served as the Company's Chairman of the Board, Chief Executive Officer and President from January 1999 to March 2004. In the fiscal year ended December 31, 2004, Mr. Garcia received $43,490 in salary, $0 in bonuses and $1,777 in other compensation for his service as an executive officer of the Company. Upon Mr. Garcia's resignation as an executive officer and director of the Company and the termination of his employment with the Company in March 2004, Mr. Garcia received a lump-sum cash payment equal to $685,000 under the terms of the Garcia Employment Agreement, and the Garcia Employment Agreement was then terminated. We did not grant Mr. Garcia any stock options or any other type of equity-based compensation in 2004. Mr. Garcia's compensation for the 2004 fiscal year was based on qualitative managerial efforts and business ingenuity. From time to time following the termination of Mr. Garcia's employment with the Company, Mr. Garcia has acted as a consultant to the Company on a project basis for fees ranging from $80 to $120 per hour. There is no written consulting agreement or arrangement between Mr. Garcia and the Company.

Terence McCoy

Mr. McCoy served as the Company's Chief Executive Officer from April 2004 to July 2004. In the fiscal year ended December 31, 2004, Mr. McCoy received $48,461 in salary, $0 in bonuses and $1,039 in other compensation for his service as an executive officer of the Company. Based on our evaluation of his leadership performance and his potential to enhance long-term shareholder value and on our discussions about the appropriate size and terms of the incentive, we granted Mr. McCoy options to purchase 50,000 shares of the Company's common stock, at an exercise price of $2.99 per share. This was the only equity-based compensation granted to Mr. McCoy in 2004. In July 2004, the Company and Mr. McCoy mutually agreed to terminate Mr. McCoy's employment with the Company, and Mr. McCoy departed from the Company's board of directors. Pursuant to the McCoy Separation Agreement, Mr. McCoy received an amount equal to approximately $46,154, paid in three equal monthly installments beginning in August 2004. Mr. McCoy's compensation for the 2004 fiscal year was based on qualitative managerial efforts and business ingenuity.

Karabet Simonyan

Mr. Simonyan has been serving as the Company's interim Chief Executive Officer since the mutual termination of Mr. McCoy's employment with the Company in July 2004. In the fiscal year ended December 31, 2004, Mr. Simonyan received $10,250 in compensation for his services as interim Chief Executive Officer. Mr. Simonyan does not receive a salary for his service as interim Chief Executive Officer, but rather, the Compensation Committee (with Mr. Simonyan abstaining) determines at its discretion the amount of compensation Mr. Simonyan should receive from time to time for his service in that capacity based upon the nature, scope and level of Mr. Simonyan's responsibilities, his contributions to the Company's financial results, his effectiveness in leading the Company's efforts to increase customer value, productivity, cash flow and revenue growth, and the committee's judgment about whether each particular payment or award would provide an appropriate incentive and reward for performance that sustains and enhances long-term shareholder value. Our decision with respect to Mr. Simonyan's compensation for fiscal year 2004 for his service as interim Chief Executive Officer was made within this framework.

On March 22, 2005, with Mr. Simonyan abstaining, we recommended to the Company's board of directors that the board grant Mr. Simonyan incentive stock options to purchase 100,000 shares of the Company's common stock, at an exercise price of $2.57 per share, representing the closing price of the Company's common stock on that date as reported on the American Stock Exchange. Upon our recommendation, and after deliberation and consideration of factors deemed to be relevant under the circumstances, the Company's board of directors, with Mr. Simonyan abstaining, approved such grant on March 22, 2005. The options will vest over a period of three years from the date of grant, with one third vesting on the first, second and third anniversaries of the date of grant. We believed that this grant of incentive options to Mr. Simonyan was an appropriate incentive for his future contributions to the Company and his commitment to remain on the Company's board of directors following the completion of the Company's proposed acquisition of Willtek Communications GmbH and to serve as non-executive Vice Chairman of the Board.

COMPENSATION COMMITTEE:
Karabet Simonyan Andrew Scelba John Wilchek

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 20, 2005, the beneficial ownership of the Company's common stock by:

•	each person who is known to the Company to beneficially own 5% or more of the Company's outstanding common stock;

•	each of the Company's directors and executive officers; and

•	all of the Company's executive officers and directors as a group.

Except as otherwise set forth below, the address of each such person is c/o Wireless Telecom Group, Inc., 25 Eastmans Road, Parsippany, New Jersey, 07054. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 20, 2005 are deemed to be outstanding; however, such shares are not deemed outstanding for purposes of computing the ownership percentage of any other person.

NAME (AND ADDRESS OF BENEFICIAL OWNER OF MORE THAN 5%) (1)	SHARES BENEFICIALLY OWNED (2)	PERCENT OF CLASS (3)
Beneficial Owners of 5% or More
FMR Corp. (4)	1,019,900	5.8%
82 Devonshire Street
Boston, MA 02109
Directors and Executive Officers
John Wilchek (5)	112,000	*
Henry Bachman (6)	81,000	*
Karabet "Gary" Simonyan (7)	72,000	*
Michael Manza (8)	40,000	*
Andrew Scelba (9)	40,000	*
Paul Genova (10)	18,500	*
All executive officers and directors as a group (6 persons)	363,500	2.1%

*	Less than 1%.

(1)	Except as otherwise set forth in the footnotes below, each named holder has, to the best of our knowledge, sole voting and investment power with respect to the shares indicated.

(2)	Includes shares that may be acquired from us within 60 days from April 20, 2005 by any of the named persons upon exercise of any right.

(3)	Based upon 17,473,551 shares of common stock outstanding as of April 20, 2005.

(4)	Based on information set forth in Schedule 13-G/A, dated December 31, 2004, filed with the SEC on February 14, 2005.

(5)	Ownership consists of 92,000 shares of common stock and 20,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 20, 2005.

(6)	Ownership includes 7,000 shares of common stock and 74,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of April 20, 2005.

(7)	Ownership includes 72,000 shares of common stock. Excludes 140,000 shares of common stock issuable upon the exercise of options not exercisable within 60 days of April 20, 2005.

(8)	Ownership includes 40,000 shares of common stock. Excludes 40,000 shares of common stock issuable upon the exercise of options not exercisable within 60 days of April 20, 2005.

(9)	Ownership includes 20,000 shares of common stock and 20,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of April 20, 2005. Excludes 40,000 shares of common stock issuable upon the exercise of options not exercisable within 60 days of April 20, 2005.

(10)	Ownership includes 18,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of April 20, 2005. Excludes 111,500 shares of common stock issuable upon the exercise of options not exercisable within 60 days of April 20, 2005.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2004, relating to equity compensation plans of the Company pursuant to which grants of options or other rights to acquire shares may be granted from time to time:

	(a)	(b)	(c)
Plan Category (1)	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,744,097	$2.52	939,993
Equity compensation plans not approved by security holders	0	0	0
Total	1,744,097	$2.52	939,993

(1)	These plans include the Company's 1995 and 2000 Stock Option Plans.

Item 13.    Certain Relationships and Related Transactions

In 2004 and 2003, the Company utilized the advertising service of SGW Integrated Marketing Communications. Mr. Andrew Scelba, a director of the Company, served as President and Chairman of the Board of SGW. He retired from this position in 2000 and currently performs consulting services on a limited basis. Total fees paid to SGW in 2004 and 2003 were approximately $49,000 and $59,000, respectively.

As a condition to the completion of the Company's proposed acquisition of Willtek Communications GmbH, Willtek's shareholders and the Company will enter into a shareholders' agreement at the closing of the acquisition. The shareholders' agreement will provide, among other things, that upon the closing of the acquisition, the Company's board of directors will appoint two designees of Investcorp Technology Ventures, L.P., the 80.9% shareholder of Willtek, to serve as members of the Company's board of directors until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Investcorp has designated Savio W. Tung and Hazem Ben-Gacem, each of whom is a partner of Investcorp, to be appointed to serve as directors on the Company's board commencing at the closing of the acquisition. The shareholders' agreement will provide that Mr. Tung will be designated as Chairman of the Board at the closing of the acquisition. The shareholders' agreement will also provide that for so long as Investcorp's level of beneficial ownership of the Company's common stock continuously equals or exceeds certain percentage thresholds, at each annual or special meeting of the Company's shareholders at which directors are to be elected, Investcorp will be entitled to designate to our nominating committee up to two candidates for nomination for election to our board of directors. These rights will expire at such time as Investcorp owns less than 5% of the issued and outstanding shares of the Company's common stock, subject to a 20-day grace period.

Under the terms of an amended loan agreement, dated March 29, 2005 (the "Amended Loan Agreement"), between Investcorp and Willtek, effective at the closing of the acquisition, the Company agreed to guaranty payment of certain outstanding indebtedness of Willtek to Investcorp equal to €3.5 million (approximately $4.6 million), plus accrued but unpaid interest at the rate of 8% per year through the closing date of the acquisition. As a result of the Company's agreement to guaranty payment under the Amended Loan Agreement, after the acquisition is completed, the Company will have a significant business relationship with Investcorp, which will also be the largest single shareholder of the Company immediately following the acquisition (owning approximately 31.4% of the outstanding shares of the Company's common stock on a primary basis).

Item 14.    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services and paid for the annual audit and for the review of the Company's financial statements included in the Company's Annual Report on Form 10-K for the years ended December 31, 2004 and 2003 and the Company's Forms 10-Q for the years ended December 31, 2004 and 2003 were approximately $98,896 and $91,604, respectively.

Audit-Related Fees

The aggregate audit-related fees billed for all respective services for the years ended December 31, 2004 and 2003, were approximately $0 and $0, respectively.

Tax Fees

The aggregate tax fees billed for all respective services for the years ended December 31, 2004 and 2003, were approximately $22,000 and $32,904, respectively.

All Other Fees

The aggregate fees billed for all other non-audit services, including fees for acquisition analysis, rendered by the principal accountant for the years ended December 31, 2004 and 2003, were approximately $11,000 and $1,175, respectively.

The Audit Committee has reviewed the non-audit services provided by the principal accountants and determined that the provision of these services during fiscal years 2004 and 2003 are compatible with maintaining the principal accountants independence.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

(2)	Financial Statement Schedules Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3)	Exhibits

3.1	Certificate of Incorporation, as amended
3.2	Amended and Restated By-laws
3.3	Amendment to the Certificate of Incorporation (2)
3.4	Amendment to the Certificate of Incorporation (3)
4.2	Form of Stock Certificate (1)
10.1	Summary Plan Description of Profit Sharing Plan of the Registrant (1)
10.2	Incentive Stock Option Plan of the Registrant and related agreement (1)
10.3	Amendment to Registrant's Incentive Stock Option Plan and related agreement (3)
10.4	Form of Manufacturers Representative Agreement (1)
10.5	Lease between the Company and Paramus Parkway Building Associates (4)
10.6	Asset Purchase Agreement, dated as of January 7, 1999, between the Company and Telecom Analysis Systems, Inc.(5)
10.7	Non-Competition Agreement, dated March 11, 1999, between the Company and Telecom Analysis Systems, Inc. relating to the Test Equipment Assets (5)
10.8	Non-Competition Agreement, dated March 11, 1999, between the Company and Telecom Analysis Systems, Inc. relating to the Noise Assets (5)
10.9	Agreement and Plan of Reorganization dated March 2, 2000 among the Company, WTT Acquisition Corp. and Boonton Electronics Corp.(6)
10.10	Amendment No. 1 to the Agreement and Plan of Reorganization dated April 28, 2000 among the Company, WTT Acquisition Corp. and Boonton Electronics Corp.(7)
10.11	Wireless Telecom Group, Inc. 2000 Stock Option Plan (8)
10.12	Stock Purchase Agreement dated December 21, 2001, by and among the Company, Microlab/FXR and Harry A. Augenblick (9)

10.13	Stock Purchase Agreement made as of December 21, 2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan (9)
10.14	Amended Employment Agreement dated as of January 25, 2002, by and among Edward Garcia and the Company (10)
10.15	Amended and Restated Stock Purchase Agreement, dated as of March 29, 2005, among the Company, Willtek Communications GmbH, Investcorp Technology Ventures, L.P., and Damany Holding GmbH (11)
10.16	Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek Communications GmbH and Wireless Telecom Group, Inc. (11)
10.17*	Severance Agreement, dated March 29, 2005, between Wireless Telecom Group, Inc. and Paul Genova
10.18*	Stock option Grant Certificate, granting options to purchase 100,000 shares of common stock, to Karabet "Gary" Simonyan
11.1*	Computation of Per Share Earnings
14	Code of Ethics (12)
23.1	Consent of Independent Registered Public Accounting Firm (Lazar Levine & Felix LLP)
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. section 1350
32.2	Certification pursuant to 18 U.S.C. section 1350

*	Previously Filed.

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-42468-NY) and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 1996 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K, dated March 11, 1999, filed with the Commission on March 26, 1999 and incorporated by reference herein.

(6)	Filed as an exhibit to the Current Report on Form 8-K, dated March 2, 2000, filed with the Securities and Exchange Commission on March 8, 2000.

(7)	Filed as Annex B to the Company's Registration Statement on Form S-4/A, filed on June 13, 2000 and incorporated by reference herein.

(8)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company's Current Report on Form 8-K, dated December 21, 2001, filed with the Commission on January 4, 2002 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 2001 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company's Current Report on Form 8-K, dated March 29, 2005, filed with the Commission on March 29, 2005 and incorporated by reference herein.

(12)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wireless Telecom Group, Inc.
Date: April 22, 2005	By:	/s/ Karabet Simonyan Karabet Simonyan Chief Executive Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ LAZAR LEVINE & FELIX LLP
LAZAR LEVINE & FELIX LLP

New York, New York
March 11, 2005, except
for Note 11, which is dated
March 29, 2005

CONSOLIDATED BALANCE SHEETS

WIRELESS TELECOM GROUP, INC.

ASSETS

	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$15,783,816	$16,265,765
Accounts receivable — net of allowance for doubtful accounts of $190,155 and $175,399 for 2004 and 2003, respectively	3,196,750	3,076,080
Inventories	6,780,445	5,903,191
Current portion of deferred tax benefit	198,266	264,880
Prepaid expenses and other current assets	338,144	665,366
TOTAL CURRENT ASSETS	26,297,421	26,175,282
PROPERTY, PLANT AND EQUIPMENT — NET	5,937,788	5,528,931
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred tax benefit	886,741	383,861
Other assets	933,526	184,745
TOTAL OTHER ASSETS	3,171,659	1,919,998
TOTAL ASSETS	$35,406,868	$33,624,211
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,915,707	$1,795,658
Accrued expenses and other current liabilities	778,704	367,437
Current portion of mortgage payable	43,485	40,329
TOTAL CURRENT LIABILITIES	2,737,896	2,203,424
LONG TERM LIABILITIES:
Mortgage payable	3,045,395	3,088,880
Deferred rent payable	144,745	111,855
TOTAL LONG TERM LIABILITIES	3,190,140	3,200,735
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 20,511,001 and 19,992,378 shares issued for 2004 and 2003, respectively, 17,461,301 and 16,942,678 shares outstanding for 2004 and 2003, respectively	205,110	199,924
Additional paid-in capital	14,086,756	13,100,857
Retained earnings	22,888,395	22,620,700
Treasury stock, at cost — 3,049,700 shares	(7,701,429)	(7,701,429)
	29,478,832	28,220,052
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$35,406,868	$33,624,211

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

WIRELESS TELECOM GROUP, INC.

	For the Year Ended December 31,
	2004	2003	2002
NET SALES	$22,105,207	$19,724,240	$20,747,707
COSTS AND EXPENSES:
Cost of sales	10,321,916	9,464,878	10,280,865
Selling, general and administrative expenses	9,461,819	8,125,284	7,678,996
Interest (income)	418,017)	(378,898)	(208,648)
Interest expense	235,206	238,133	240,849
Other (income) expense	(116,594)	(300,734)	164,877
TOTAL COSTS AND EXPENSES	19,484,330	17,148,663	18,156,939
INCOME BEFORE PROVISION FOR INCOME TAXES	2,620,877	2,575,577	2,590,768
Provision for income taxes	289,400	812,582	823,150
NET INCOME	$2,331,477	$1,762,995	$1,767,618
NET INCOME PER COMMON SHARE:
Basic	$0.14	$0.10	$0.10
Diluted	$0.13	$0.10	$0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,192,728	16,904,036	17,080,648
Diluted	17,578,185	17,113,472	17,340,264

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

WIRELESS TELECOM GROUP, INC.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Total
Balance at December 31, 2001	$198,077	$12,792,657	$21,979,416	$(6,863,050)	$28,107,100
Dividends — $.08 per share	—	—	(1,367,701)	—	(1,367,701)
Stock options exercised	677	111,932	—	—	112,609
Purchase of treasury stock	—	—	—	(732,668)	(732,668)
Net income	—	—	1,767,618	—	1,767,618
Balance at December 31, 2002	198,754	12,904,589	22,379,333	(7,595,718)	27,886,958
Dividends — $.09 per share	—	—	(1,521,628)	—	(1,521,628)
Stock options exercised	1,170	196,268	—	—	197,438
Purchase of treasury stock	—	—	—	(105,711)	(105,711)
Net income	—	—	1,762,995	—	1,762,995
Balance at December 31, 2003	199,924	13,100,857	22,620,700	(7,701,429)	28,220,052
DIVIDENDS — $.12 PER SHARE	—	—	(2,063,782)	—	(2,063,782)
STOCK OPTIONS EXERCISED	5,186	985,899	—	—	991,085
NET INCOME	—	—	2,331,477	—	2,331,477
BALANCE AT DECEMBER 31, 2004	$205,110	$14,086,756	$22,888,395	$(7,701,429)	$29,478,832

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

WIRELESS TELECOM GROUP, INC.

	For the Year Ended December 31,
	2004	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$2,331,477	$1,762,995	$1,767,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	491,257	497,599	592,611
Deferred rent	32,890	68,478	—
Deferred income (benefit) taxes	(436,266)	(155,785)	11,971
Provision for losses on accounts receivable	14,756	(439)	11,889
Write down of investment — other assets	—	—	499,000
Other income	—	—	(11,096)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(135,426)	12,343	(232,334)
(Increase) decrease in inventory	(877,255)	(418,568)	831,463
Decrease (increase) in prepaid expenses and other current assets	328,420	(149,485)	46,378
Increase (decrease) in accounts payable and accrued expenses	531,316	1,044,444	(423,738)
(Decrease) increase in income taxes	(164,650)	150,650	(218,391)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,281,169	2,661,582	3,093,762
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs associated with potential acquisition	(787,119)	—	—
Purchase of investment — other assets	—	—	(16,000)
Capital expenditures	(896,913)	(450,816)	(666,072)
Officers' life insurance	33,940	(879)	(4,703)
NET CASH (USED FOR) INVESTING ACTIVITIES	(1,650,092)	(451,695)	(686,775)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage note	(40,329)	(37,401)	(34,687)
Dividends paid	(2,063,782)	(1,521,627)	(1,367,701)
Proceeds from exercise of stock options	991,085	197,437	112,609
Acquisition of treasury stock	—	(105,711)	(732,668)
NET CASH (USED FOR) FINANCING ACTIVITIES	(1,113,026)	(1,467,302)	(2,022,447)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(481,949)	742,585	384,540
Cash and cash equivalents, at beginning of year	16,265,765	15,523,180	15,138,640
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$15,783,816	$16,265,765	$15,523,180
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Taxes	$772,336	$195,039	$869,580
Interest	$235,206	$238,133	$240,849

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 1 - Description of Company and Summary of Significiant Accounting Policies:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 1 - Description of Company and Summary of Significiant Accounting Policies: (continued)

Inventories consist of:

	December 31,
	2004	2003
Raw materials	$4,621,649	$4,084,932
Work-in-process	1,203,986	757,436
Finished goods	954,810	1,060,823
	$6,780,445	$5,903,191

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 1 - Description of Company and Summary of Significiant Accounting Policies: (continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2004	2003	2002
Net income:
As reported	$2,331,477	$1,762,995	$1,767,618
Less: stock based compensation expense net of tax	(117,015)	(126,739)	(204,632)
Pro forma	2,214,462	1,636,256	1,562,986
Basic earnings per share:
As reported	$.14	$.10	$.10
Pro forma	.13	.10	.09
Diluted earnings per share:
As reported	$.13	$.10	$.10
Pro forma	.13	.10	.09

Income Taxes:

The Company utilizes SFAS 109, "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. This statement requires

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 1 - Description of Company and Summary of Significiant Accounting Policies: (continued)

recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognized the benefit of Boonton's net operating loss carryforward applying a valuation allowance, which requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized.

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

In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 1 - Description of Company and Summary of Significiant Accounting Policies: (continued)

for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company believes this pronouncement, which is effective for periods beginning after December 15, 2005, will not have a material effect on their financial position.

Reclassifications:

Certain prior years information has been reclassified to conform to the current year's reporting presentation.

Note 2 - Property, Plant and Equipment:

Property, plant and equipment, consists of the following:

	December 31,
	2004	2003
Building and improvements	$3,557,186	$3,557,186
Machinery and equipment	3,488,681	3,018,939
Furniture and fixtures	613,563	600,926
Transportation equipment	148,429	91,841
Leasehold improvements	1,155,230	797,282
	8,963,089	8,066,174
Less: accumulated depreciation and amortization	3,725,301	3,237,243
	5,237,788	4,828,931
Add: land	700,000	700,000
	$5,937,788	$5,528,931

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

Note 4 - Mortgage Payable:

In December 1999, the Company exercised its option to purchase a facility, which was previously being leased, for a purchase price of $4,225,000 (including land). At the time of closing, the Company assumed the mortgage note, on this property, in the amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 4 - Mortgage Payable: (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 5 - Shareholders' Equity: (continued)

A summary of stock option activity, and related information for the years ended December 31, follows:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2001	2,297,580	$2.51
Weighted average fair value of options granted during the year		2.51
Granted	465,000	2.31
Exercised	(59,867)	1.88
Canceled	(56,000)	2.50
Outstanding, December 31, 2002	2,646,713	2.49
Weighted average fair value of options granted during the year		0.86
Granted	265,000	2.14
Exercised	(117,000)	1.69
Canceled	(321,633)	2.70
Outstanding, December 31, 2003	2,473,080	2.47
Weighted Average Fair Value of Options Granted During the Year		1.06
Granted	130,000	2.90
Exercised	(518,623)	1.91
Cancelled	(340,360)	2.54
Outstanding, December 31, 2004	1,744,097	2.52
Options Exercisable:
December 31, 2002	1,234,955	2.63
December 31, 2003	1,524,699	2.52
December 31, 2004	1,290,165	2.69

Exercise prices for options outstanding as of December 31, 2004 ranged from $1.69 to $6.75. The weighted average remaining contractual life of these options is seven years.

The options outstanding as of December 31, 2004 are summarized as follows:

Options outstanding:

Range of exercise prices	Weighted average exercise price	Options Outstanding	Weighted average remaining life
$1.69 - $2.25	$2.01	550,810	6.3 years
$2.37 - $3.13	$2.73	1,089,887	6.0 years
$4.17 - $6.75	$5.25	103,400	.6 years
		1,744,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 5 - Shareholders' Equity: (continued)

Options exercisable:

Range of exercise prices	Weighted average exercise price	Options exercisable
$1.69 - $2.25	$1.99	417,310
$2.37 - $3.13	$2.73	769,455
$4.17 - $6.75	$5.25	103,400
		1,90,165

Equity Compensation Plans:

The following table summarizes information, as of December 31, 2004, relating to equity compensation plans of the Company pursuant to which grants of options or other rights to acquire shares may be granted from time to time:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,744,097	$2.52	939,993
Equity compensation plans not approved by security holders	0	0	0
Total	1,744,097	$2.52	939,993

(1)	These plans include the Company's 1995 and 2000 Stock Option Plans.

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

WIRELESS TELECOM GROUP, INC.

Note 6 - Operational Information and Export Sales: (continued)

Export sales which are all transacted in US dollars, were approximately 32%, 33% and 34% of total sales for the years ended December 31, 2004, 2003 and 2002, respectively. Export sales by geographic location are as follows:

	2004	2003	2002
Asia	$2,742,000	$2,959,000	$3,391,000
Europe	3,714,000	2,921,000	3,047,000
Other	695,000	655,000	655,000
	$7,151,000	$6,535,000	$7,093,000

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

Note 8 - Income Taxes:

The components of income tax expense related to income are as follows:

	December 31,
	2004	2003	2002
Current:
Federal	$443,392	$619,226	$553,887
State	153,850	355,434	193,263
Deferred:
Federal	(248,000)	(155,785)	57,000
State	(59,842)	(6,293)	19,000
	$289,400	$812,582	$823,150

The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

	December 31,
	2004	2003	2002
	% of Pre tax Earnings	% of Pre Tax Earnings	% of Pre Tax Earnings
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax net of federal tax benefit	5.9	8.3	5.4
Benefits from foreign sales	(23.8)	(6.1)	(6.5)
Other, including research and development credit, net operating loss	(5.1)	(4.7)	(1.1)
	11.0%	31.5%	31.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 8 - Income Taxes: (continued)

The components of deferred income taxes are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$189,852	$185,950
Allowances for doubtful accounts	76,062	78,930
Deferred costs	140,000	—
Tax effect of goodwill impairment	500,759	845,914
Net operating loss carryforward	1,082,400	1,087,602
	1,989,073	2,198,396
Valuation allowance for deferred tax assets	(791,198)	(1,160,109)
	1,197,875	1,038,287
Deferred tax liabilities:
Tax over book depreciation	(112,868)	(389,546)
Net deferred tax asset	$1,085,007	$648,741

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

WIRELESS TELECOM GROUP, INC.

Note 9 - Commitments and Contingencies: (continued)

The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance. The future minimum lease payments are shown below:

2005	$418,917
2006	434,150
2007	441,767
2008	457,000
2009	472,233
Thereafter	837,833
$3,061,900

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

2005	$53,113
2006	52,248
2007	52,248
2008	51,271
2009	4,028
$212,908

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 11 - Proposed Acquisition/Subsequent Events: (continued)

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

In connection with the Amended Purchase Agreement, Willtek entered into an amended and restated loan agreement, dated March 29, 2005, with Investcorp, pursuant to which Investcorp will waive its right to terminate an existing loan agreement, dated March 12, 2003, between Willtek and Investcorp upon completion of the acquisition and collect the 3.5 million outstanding principal amount thereunder (approximately $4.6 million), together with all interest accrued and then unpaid under the existing loan agreement at the rate of 8% per year through the closing date of the acquisition (as of February 28, 2005, approximately 478,000, or approximately $634,000). The Company signed the amended loan agreement to guaranty payment of any amounts payable by Willtek to Investcorp under the amended loan agreement. The amended loan agreement will not become effective until the closing date of the acquisition, at which time the existing loan agreement will be terminated. Under the terms of the amended loan agreement, following the acquisition, the loan will bear interest at the rate of 4% per year accruing at the end of each calendar quarter and will be due and payable in one lump sum on December 31, 2006. The amended loan agreement will not be secured by any assets of the Company or Willtek. Investcorp may terminate the amended loan agreement under certain circumstances set forth therein. The Company believes that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 11 - Proposed Acquisition/Subsequent Events: (continued)

terms of the amended loan agreement with Investcorp are no less favorable than loan terms available from an independent third party.

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

Note 12 - Selected Quarterly Financial Data (unaudited):

The following is a summary of selected quarterly financial data (in thousands, except per share amounts).

2004	Quarter
	1st	2nd	3rd	4th
Net sales	$5,486	$5,584	$5,944	$5,090
Gross profit	3,091	3,028	3,175	2,488
Operating income	120	953	929	320
Net income	188	647	785	712
Diluted net income per share	$.01	$.04	$.05	$.04

2003	Quarter
	1st	2nd	3rd	4th
Net sales	$4,153	$4,836	$5,187	$5,549
Gross profit	2,084	2,383	2,815	2,977
Operating income	83	447	912	692
Net income	118	367	647	631
Diluted net income per share	$.01	$.02	$.04	$.04

WIRELESS TELECOM GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS ENDED DECEMBER 31,

Allowance for doubtful accounts:

	Balance at Beginning of Year	Provisions	Deductions	Balance at end of year
2004	$175,399	$14,756	$—	$190,155
2003	175,838	—	(439)	175,399
2002	113,950	61,888	—	175,838

Allowance for deferred tax valuation:

	Balance at beginning of Year	Provisions	Reductions	Balance at end of year
2004	$1,160,109	$—	$(368,911)	$791,198
2003	466,413	693,696	—	1,160,109
2002	1,362,891	—	(896,478)	466,413