Form 10-K/A
period 2004-12-31
WIRELESS TELECOM GROUP INC
filed 2005-05-04
CIK 878828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

TABLE OF CONTENTS

PART I

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (as amended by Amendment No. 1 filed with the SEC on April 22, 2005) is to correct certain minor typographical errors in the sections titled Selected Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the Company's financial statements. The Company's financial statements and the results of operations for the periods set forth herein have not been amended, modified, restated or otherwise affected in any manner. The specific Items that have been amended are as follows:

PART II

Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART IV
Item 15.	Exhibits and Financial Statement Schedules.

No other Items included in the Company's original Form 10-K (as amended) have been affected by this amendment. The Company has included all of the Items in this amendment for the convenience of the reader.

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

	2004	2003	2002	2001	2000
Selected Statement of Operations Data:
Net sales	$22,105,207	$19,724,240	$20,747,707	$19,041,838	$18,450,518
Income from continuing operations before income taxes	2,620,877	2,575,577	2,590,768	3,279,271	3,362,702
Provision for income taxes	289,400	812,582	823,150	2,062,000	1,231,462
Net income from continuing operations	$2,331,477	$1,762,995	$1,767,618	$1,217,271	$2,131,240
Selected Per Share Data:
Net income from continuing operations per common share — diluted	$.13	$.10	$.10	$.07	$.11
Shares used in computation of earnings per share — diluted	17,578,185	17,113,472	17,340,264	18,046,498	19,724,188
Cash dividends per common share	$.12	$.09	$.08	$.04	$.00
Selected Balance Sheet Data:
Working capital	$23,559,525	$23,971,858	$23,510,803	$23,318,264	$27,553,331
Total assets	35,406,868	33,624,211	32,215,596	32,905,258	37,656,273
Total liabilities	5,928,036	5,404,159	4,328,638	4,798,158	5,273,235
Shareholders' equity	$29,478,832	$28,220,052	$27,886,958	$28,107,100	$32,383,038

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The financial information presented herein includes: (i) Condensed Consolidated Balance Sheets as of December 31, 2004 and as of December 31, 2003, (ii) Condensed Consolidated Statements of Operations for the three years ended December 31, 2004, 2003 and 2002, (iii) Condensed Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 2004, 2003 and 2002, and (iv) Condensed Consolidated Statements of Cash Flows for the three years ended December 31, 2004, 2003 and 2002.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates" or "continues" or the negative thereof of other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include: continued ability to maintain positive cash flow from results of operations, continued evaluation of goodwill for impairment and the Company's development and production of competitive technologies in our market sector, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission, the Company's press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A key consideration in estimating the allowance for doubtful accounts has been, and will continue to be, our customers' payment history and aging of their accounts receivable balance. For example, based upon our receivable balances, for every additional 1% increase needed in our reserve, we will have to increase our allowance by approximately $32,000 and record a similar charge to operations.

Income Taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, the Company establishes a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if the ultimate tax liability differs from the periodic tax provision reflected in the consolidated statements of operations, additional tax expense may be recorded. Our deferred tax asset at December 31, 2004, aggregates approximately $1,085,000. We must continue to be profitable in order to be able to utilize this asset in future periods.

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

Statement of Financial Accounting Standards (SFAS) No. 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired on an annual basis unless events or circumstances warrant a more frequent assessment. The impairment assessment involves, among other things, an estimation of the fair value of the reporting unit based on the discounted cash flow methodology. Significant assumptions used in our analysis include annual revenue growth rate from 8% to 13% and a discount rate of approximately 18%. If the assessment indicates that the fair value is less than the carrying value, then the goodwill would be subject to an impairment loss adjustment.

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

Net income was $2,331,477 or $.13 per share on a diluted basis for the year ended December 31, 2004 as compared to $1,762,995 or $.10 per share on a diluted basis for the year ended December 31, 2003, an increase of $568,482 or 32.2%.

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

Net cash provided from operations has allowed the Company to meet its liquidity requirements, research and development activities and capital expenditures. Operating activities provided $2,281,169 in cash for the year ending December 31, 2004 compared to $2,661,582 and $3,093,762 in cash flows for the years ending December 31, 2003 and 2002, respectively. For 2004, cash provided by operations was primarily due to net income, a decrease in prepaid expenses and other current assets, an increase in accounts payable and accrued expenses, and a non-cash adjustment for depreciation and amortization, partially offset by an increase in inventories and a non-cash adjustment for deferred income tax benefit. For 2003, cash provided by operations was primarily due to net income, an increase in accounts payable and accrued expenses, and a non-cash adjustment for depreciation and amortization, partially offset by an increase in inventories. For 2002, cash provided by operations was primarily due to net income, a decrease in inventories, a non-cash adjustment for depreciation and amortization and a non-cash adjustment for the write-down on an investment, partially offset by a decrease in accounts payable and accrued expenses and an increase in accounts receivable.

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

Summary Compensation Table

		Annual Compensation				Long Term Compensation Awards Securities Underlying Options
Name and Principal Position	Year	Salary	Bonus	Other			All other Compensation

Karabet Simonyan(1)
Interim CEO, Non-	2004	—	—	$10,250	(2)	—	$7,348	(3)
Executive Chairman	2003	—	—	—		—	—
	2002	—	—	—		—	—

Terence McCoy(4)
Former CEO	2004	$48,461	—	—		50,000	$47,193	(5)
	2003	—	—	—		—	—
	2002	—	—	—		—	—

Edward J. Garcia(6)
Former Chairman of the Board, CEO and President	2004	$43,490	—	—		—	$686,777	(7)
	2003	$199,116	—	—		—	$9,276	(7)
	2002	$202,208	$50,000	—		—	$8,953	(7)

Bent Hessen-Schmidt(8)
Former Executive Vice President of Marketing	2004	$176,460	—	—		—	$3,250	(9)
	2003	$150,463	$1,000	—		—	$3,000	(9)
	2002	$78,365	—	—		75,000	$2,750	(9)

Paul Genova(10)
President and CFO	2004	$170,100	—	—		80,000	$7,595	(11)
	2003	$39,083	$1,000	—		50,000	$153	(11)
	2002	—	—	—		—	—

(1)	Mr. Simonyan became non-executive Chairman of the Board in March 2004 (upon the resignation of Edward J. Garcia as an executive officer and director of the Company and the termination of his employment with the Company in March 2004) and interim Chief Executive Officer of the Company in July 2004 (upon the mutual termination of Terence McCoy's employment as Chief Executive Officer of the Company and his departure from the Company's board of directors in July 2004).

(2)	Represents the amount of compensation received by Mr. Simonyan in 2004 for his service as interim Chief Executive Officer. Mr. Simonyan does not receive a salary for his service as interim Chief Executive Officer, but rather receives nominal compensation for such services at the discretion of the Company's board of directors.

(3)	Represents the amount of premiums paid for Mr. Simonyan's health insurance in 2004.

(4)	Terence McCoy served as the Company's Chief Executive Officer from April 2004 to July 2004.

(5)	Includes: (a) cash payments of approximately $46,154 in the aggregate to Mr. McCoy upon the mutual termination of Mr. McCoy's employment with the Company in July 2004; (b) the total estimated value of the use of an automobile of $904; and (c) the premium paid on group term life insurance and accidental death and dismemberment insurance for Mr. McCoy.

(6)	Edward J. Garcia served as the Company's Chairman of the Board, Chief Executive Officer and President from January 1999 to March 2004. From time to time following the termination of Mr. Garcia's employment with the Company, Mr. Garcia has acted as a consultant to the Company on a project basis for fees ranging from $80 to $120 per hour.

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

(8)	Mr. Hessen-Schmidt served as the Company's Executive Vice President of Marketing from June 2002 to November 2004.

(9)	Includes the matching contribution of the Wireless Telecom Group, Inc. 401(k) Profit Sharing Plan in 2004, 2003 and 2002 for Mr. Hessen-Schmidt.

(10)	Mr. Genova has served as Chief Financial Officer of the Company since September 2003 and has served as the Company's President since March 2004.

(11)	Includes the total estimated value of the use of an automobile of $3,535 in 2004, the premium paid on group term life insurance and accidental death and dismemberment insurance in 2004 and 2003, and the matching contribution of the Wireless Telecom Group, Inc. 401(k) Profit Sharing Plan in 2004 for Mr. Genova.

Option Grants In Fiscal Year 2004

Name	Number of Securities Underlying Option/SARs in Fiscal Granted (#)	Percent of Total Options Granted to Employees Year 2004(1)	Exercise of Base Price ($/Sh)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%($)	10%($)
Terence McCoy
Former CEO	50,000	38.5%	$2.99	5/21/2014	$94,020	$238,265
Paul Genova
President and CFO	30,000	23.0%	$2.99	5/21/2014	$56,412	$142,959
	50,000	38.5%	$2.75	10/22/2014	$86,473	$219,140

(1)	Based upon a total of 130,000 options granted to all employees and consultants during fiscal year 2004.

Aggregated Option Exercises In Fiscal Year 2004
And Option Values At December 31, 2004

Name	Shares Acquired on Exercise	Number of Securities Underlying Unexercised Options At Fiscal Year End			Value of Securities Underlying Unexercised In-the-Money Options At Fiscal Year End (2)
		Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Edward J. Garcia
Former Chairman of the Board, CEO and President	100,000	$143,490	360,000	60,000	$81,225	$8,600
Karabet Simonyan
Interim CEO, Non- Executive Chairman	40,000	$29,360	—	40,000	—	$27,760
Paul Genova
President and CFO	—	—	12,500	117,500	$5,875	$22,125
Bent Hessen-Schmidt
Former Executive Vice President of Marketing	37,500	$32,250	—	—	—	—

(1)	Based on the aggregate value realized upon the date of exercise.

(2)	Based upon the closing market price of the Company's common stock ($2.84 per share) on December 31, 2004 as reported on the American Stock Exchange minus the exercise price of the in-the-money option, multiplied by the number of shares to which the in-the-money option relates.

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

Item 15.    Exhibits and Financial Statement Schedules

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

Wireless Telecom Group, Inc.
Date: May 4, 2005	By:	/s/ Karabet Simonyan Karabet Simonyan Chief Executive Officer

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

/s/ LAZAR LEVINE & FELIX LLP
LAZAR LEVINE & FELIX LLP

New York, New York
March 11, 2005, except
for Note 11, which is dated
March 29, 2005

CONSOLIDATED BALANCE SHEETS

WIRELESS TELECOM GROUP, INC.

ASSETS

	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$15,783,816	$16,265,765
Accounts receivable — net of allowance for doubtful accounts of $190,155 and $175,399 for 2004 and 2003, respectively	3,196,750	3,076,080
Inventories	6,780,445	5,903,191
Current portion of deferred tax benefit	198,266	264,880
Prepaid expenses and other current assets	338,144	665,366
TOTAL CURRENT ASSETS	26,297,421	26,175,282
PROPERTY, PLANT AND EQUIPMENT — NET	5,937,788	5,528,931
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred tax benefit	886,741	383,861
Other assets	933,526	184,745
TOTAL OTHER ASSETS	3,171,659	1,919,998
TOTAL ASSETS	$35,406,868	$33,624,211
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,915,707	$1,795,658
Accrued expenses and other current liabilities	778,704	367,437
Current portion of mortgage payable	43,485	40,329
TOTAL CURRENT LIABILITIES	2,737,896	2,203,424
LONG-TERM LIABILITIES:
Mortgage payable	3,045,395	3,088,880
Deferred rent payable	144,745	111,855
TOTAL LONG-TERM LIABILITIES	3,190,140	3,200,735
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 20,511,001 and 19,992,378 shares issued for 2004 and 2003, respectively, 17,461,301 and 16,942,678 shares outstanding for 2004 and 2003, respectively	205,110	199,924
Additional paid-in capital	14,086,756	13,100,857
Retained earnings	22,888,395	22,620,700
Treasury stock, at cost — 3,049,700 shares	(7,701,429)	(7,701,429)
	29,478,832	28,220,052
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$35,406,868	$33,624,211

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

WIRELESS TELECOM GROUP, INC.

	For the Year Ended December 31,
	2004	2003	2002
NET SALES	$22,105,207	$19,724,240	$20,747,707
COSTS AND EXPENSES:
Cost of sales	10,321,916	9,464,878	10,280,865
Selling, general and administrative expenses	9,461,819	8,125,284	7,678,996
Interest (income)	(418,017)	(378,898)	(208,648)
Interest expense	235,206	238,133	240,849
Other (income) expense	(116,594)	(300,734)	164,877
TOTAL COSTS AND EXPENSES	19,484,330	17,148,663	18,156,939
INCOME BEFORE PROVISION FOR INCOME TAXES	2,620,877	2,575,577	2,590,768
Provision for income taxes	289,400	812,582	823,150
NET INCOME	$2,331,477	$1,762,995	$1,767,618
NET INCOME PER COMMON SHARE:
Basic	$0.14	$0.10	$0.10
Diluted	$0.13	$0.10	$0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,192,728	16,904,036	17,080,648
Diluted	17,578,185	17,113,472	17,340,264

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

WIRELESS TELECOM GROUP, INC.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Total
Balance at December 31, 2001	$198,077	$12,792,657	$21,979,416	$(6,863,050)	$28,107,100
Dividends — $.08 per share	—	—	(1,367,701)	—	(1,367,701)
Stock options exercised	677	111,932	—	—	112,609
Purchase of treasury stock	—	—	—	(732,668)	(732,668)
Net income	—	—	1,767,618	—	1,767,618
Balance at December 31, 2002	198,754	12,904,589	22,379,333	(7,595,718)	27,886,958
Dividends — $.09 per share	—	—	(1,521,628)	—	(1,521,628)
Stock options exercised	1,170	196,268	—	—	197,438
Purchase of treasury stock	—	—	—	(105,711)	(105,711)
Net income	—	—	1,762,995	—	1,762,995
Balance at December 31, 2003	199,924	13,100,857	22,620,700	(7,701,429)	28,220,052
DIVIDENDS — $.12 PER SHARE	—	—	(2,063,782)	—	(2,063,782)
STOCK OPTIONS EXERCISED	5,186	985,899	—	—	991,085
NET INCOME	—	—	2,331,477	—	2,331,477
BALANCE AT DECEMBER 31, 2004	$205,110	$14,086,756	$22,888,395	$(7,701,429)	$29,478,832

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

Intangible Assets:

On December 21, 2001, the Company acquired Microlab/FXR, which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $1,351,392 was recorded as goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, this goodwill will not be amortized, but will be tested for impairment periodically. It is the responsibility of management to test this goodwill for impairment. Management considered a number of factors, including valuations of the future cash flows of the business. The conclusion of this valuation was that this goodwill was not impaired under the (SFAS) No. 142 requirements for goodwill impairment testing and consequently no adjustment to goodwill was necessary.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 1 - Description of Company and Summary of Significiant Accounting Policies: (continued)

Stock Based Compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively; risk-free interest rates of 3.5%, 2.4% and 3.5%, dividend yields of 10%, 8% and 2%; volatility factors of the expected market price of the Company's common stock of 86%, 86% and 76%; and a weighted average expected life of the options of seven years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	2004	2003	2002
Net income:
As reported	$2,331,477	$1,762,995	$1,767,618
Less: stock based compensation expense net of tax	(117,015)	(126,739)	(204,632)
Pro forma	$2,214,462	$1,636,256	$1,562,986
Basic earnings per share:
As reported	$.14	$.10	$.10
Pro forma	.13	.10	.09
Diluted earnings per share:
As reported	$.13	$.10	$.10
Pro forma	.13	.10	.09

Income Taxes:

The Company utilizes SFAS No. 109, "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. This statement requires

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 1 - Description of Company and Summary of Significiant Accounting Policies: (continued)

recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognized the benefit of Boonton's net operating loss carryforward applying a valuation allowance, which requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized.

Income Per Common Share:

The Company utilizes SFAS No. 128 "Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS No. 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during each period. Shares re-acquired by the Company and denoted as treasury stock are not included in this calculation.

Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". This statement amends the guidance in ARB 43 (Chapter 4 - Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have a material impact on the Company's financial statements and results of operations.

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

In December 2004, the FASB issued SFAS No. 153 "Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29". Statement No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have an impact on the Company's financial statements considering the Company's intermittent participation in exchanges of non-monetary assets.

In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (SFAS No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 1 - Description of Company and Summary of Significiant Accounting Policies: (continued)

for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company believes this pronouncement, which is effective for periods beginning after December 15, 2005, will not have a material effect on their financial position.

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

Note 3 - Other Assets:

Other assets include the costs associated with a potential acquisition of $787,119 in 2004, an investment in equity securities of a non-affiliated company and security deposits relating to the Company's leased properties. In early 2000, the Company invested $500,000 in an investment bank focused on technology start-ups. In December 2002 the investment was determined to be substantially overvalued and a write down of $499,000 was recorded as other expense. The Company does not have any other investments in equity securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 5 - Shareholders' Equity: (continued)

A summary of stock option activity, and related information for the years ended December 31, follows:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2001	2,297,580	$2.51
Weighted average fair value of options granted during the year		2.51
Granted	465,000	2.31
Exercised	(59,867)	1.88
Canceled	(56,000)	2.50
Outstanding, December 31, 2002	2,646,713	2.49
Weighted average fair value of options granted during the year		0.86
Granted	265,000	2.14
Exercised	(117,000)	1.69
Canceled	(321,633)	2.70
Outstanding, December 31, 2003	2,473,080	2.47
Weighted Average Fair Value of Options Granted During the Year		1.06
Granted	130,000	2.90
Exercised	(518,623)	1.91
Cancelled	(340,360)	2.54
Outstanding, December 31, 2004	1,744,097	$2.52
Options Exercisable:
December 31, 2002	1,234,955	$2.63
December 31, 2003	1,524,699	2.52
December 31, 2004	1,290,165	$2.69

Exercise prices for options outstanding as of December 31, 2004 ranged from $1.69 to $6.75. The weighted average remaining contractual life of these options is seven years.

The options outstanding as of December 31, 2004 are summarized as follows:

Options outstanding:

Range of exercise prices	Weighted average exercise price	Options Outstanding	Weighted average remaining life
$1.69 - $2.25	$2.01	550,810	6.3 years
$2.37 - $3.13	$2.73	1,089,887	6.0 years
$4.17 - $6.75	$5.25	103,400	0.6 years
		1,744,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 5 - Shareholders' Equity: (continued)

Options exercisable:

Range of exercise prices	Weighted average exercise price	Options exercisable
$1.69 - $2.25	$1.99	417,310
$2.37 - $3.13	$2.73	769,455
$4.17 - $6.75	$5.25	103,400
		1,290,165

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 6 - Operational Information and Export Sales: (continued)

Export sales which are all transacted in U.S. dollars, were approximately 32%, 33% and 34% of total sales for the years ended December 31, 2004, 2003 and 2002, respectively. Export sales by geographic location are as follows:

	2004	2003	2002
Asia	$2,742,000	$2,959,000	$3,391,000
Europe	3,714,000	2,921,000	3,047,000
Other	695,000	655,000	655,000
	$7,151,000	$6,535,000	$7,093,000

Purchases:

No third-party supplier accounted for more than 10% of the Company's total inventory purchases for 2004, 2003 or 2002.

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

In January 2002, the Company paid $140,000 to GALEG, LLC for its services in connection with the identification and acquisition of Microlab/FXR. Mr. Karabet "Gary" Simonyan and members of his immediate family are among the members of GALEG, LLC. Mr. Simonyan is the Company's founder, Non-Executive Chairman of the Board, Chief Executive Officer and past President. These services and compensation all occurred before Mr. Simonyan rejoined the Board as a Director in March 2002.

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

In connection with the Amended Purchase Agreement, Willtek entered into an amended and restated loan agreement, dated March 29, 2005, with Investcorp, pursuant to which Investcorp will waive its right to terminate an existing loan agreement, dated March 12, 2003, between Willtek and Investcorp upon completion of the acquisition and collect the 3.5 million outstanding principal amount thereunder (approximately $4.6 million), together with all interest accrued and then unpaid under the existing loan agreement at the rate of 8% per year through the closing date of the acquisition (as of February 28, 2005, approximately 478,000, or approximately $634,000). The Company signed the amended loan agreement to guarantee payment of any amounts payable by Willtek to Investcorp under the amended loan agreement. The amended loan agreement will not become effective until the closing date of the acquisition, at which time the existing loan agreement will be terminated. Under the terms of the amended loan agreement, following the acquisition, the loan will bear interest at the rate of 4% per year accruing at the end of each calendar quarter and will be due and payable in one lump sum on December 31, 2006. The amended loan agreement will not be secured by any assets of the Company or Willtek. Investcorp may terminate the amended loan agreement under certain circumstances set forth therein. The Company believes that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.

Note 11 - Proposed Acquisition/Subsequent Events: (continued)

terms of the amended loan agreement with Investcorp are no less favorable than loan terms available from an independent third party.

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