Form 10-Q
period 2005-03-31
WIRELESS TELECOM GROUP INC
filed 2005-05-13
CIK 878828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 2005
                                 __________________________________________

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from               to
                               _____________    __________________________


Commission file number: 1-11916
                        ________________________________________________________


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


              25 Eastmans Road
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

                                 Not Applicable
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---    ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined on Exchange Act Rule 12b-2). YES   NO X
                                        ---  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -  Par Value $.01                            17,474,551
------------------------------                            ----------
                  Class                                 Outstanding Shares
                                                         At May 13, 2005

                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents



PART I.  FINANCIAL INFORMATION                                                                                  Page(s)

         Item 1 -- Consolidated Financial Statements:

                  Condensed Balance Sheets as of March 31, 2005 (unaudited)
                     and December 31, 2004                                                                           3

                  Condensed Statements of Operations for the Three Months
                     Ended March 31, 2005 (unaudited) and 2004 (unaudited)                                           4

                  Condensed Statements of Cash Flows for the Three Months
                     Ended March 31, 2005 (unaudited) and 2004 (unaudited)                                           5

                  Notes to Interim Condensed Financial Statements (unaudited)                                    6 - 8

         Item 2 -- Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                        9 - 12

         Item 3 -- Quantitative and Qualitative Disclosures About Market Risk                                       12

         Item 4 -- Controls and Procedures                                                                          12

PART II. OTHER INFORMATION

         Item 1 -- Legal Proceedings                                                                                13

         Item 2 -- Changes in Securities                                                                            13

         Item 3 -- Defaults upon Senior Securities                                                                  13

         Item 4 -- Submission of Matters to a Vote of Security Holders                                              13

         Item 5 -- Other Information                                                                                13

         Item 6 - Exhibits                                                                                          13


Signatures                                                                                                          14

Exhibit Index                                                                                                       15

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -


                                                                                                MARCH, 31   DECEMBER 31,
                                                                                                   2005         2004
                                                                                               ------------ ------------
                                                                                               (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                   $14,998,240  $15,783,816
   Accounts receivable -- net of allowance for doubtful accounts of
     $228,525 and $190,155 for 2005 and 2004, respectively                                       4,191,724    3,196,750
   Inventories                                                                                   6,781,237    6,780,445
   Current portion of deferred tax asset                                                           198,266      198,266
   Prepaid expenses, taxes and other current assets                                                324,801      338,144
                                                                                               ------------ ------------
TOTAL CURRENT ASSETS                                                                            26,494,268   26,297,421
                                                                                               ------------ ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                              5,956,451    5,937,788
                                                                                               ------------ ------------

OTHER ASSETS:
   Goodwill                                                                                      1,351,392    1,351,392
   Deferred tax asset                                                                              886,741      886,741
   Other assets                                                                                  1,042,183      933,526
                                                                                               ------------ ------------
TOTAL OTHER ASSETS                                                                               3,280,316    3,171,659
                                                                                               ------------ ------------

TOTAL ASSETS                                                                                   $35,731,035  $35,406,868
                                                                                               ============ ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                                             $1,815,539   $1,915,707
   Accrued expenses and other current liabilities                                                  635,326      778,704
   Current portion of mortgage payable                                                              44,312       43,485
                                                                                               ------------ ------------
TOTAL CURRENT LIABILITIES                                                                        2,495,177    2,737,896
                                                                                               ------------ ------------

LONG TERM LIABILITIES:
   Mortgage payable                                                                              3,034,002    3,045,395
   Deferred rent payable                                                                           152,968      144,745
                                                                                               ------------ ------------
TOTAL LONG TERM LIABILITIES                                                                      3,186,970    3,190,140
                                                                                               ------------ ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                                         -            -
   Common stock, $.01 par value, 75,000,000 shares authorized, 20,523,251 and 20,511,001 shares issued for 2005 and 2004, respectively, 17,473,551
     and 17,461,301 shares outstanding for 2005 and 2004, respectively                             205,233      205,110
   Additional paid-in-capital                                                                   14,109,945   14,086,756
   Retained earnings                                                                            23,435,139   22,888,395
   Treasury stock at cost, - 3,049,700 shares                                                   (7,701,429)  (7,701,429)
                                                                                               ------------ ------------
TOTAL SHAREHOLDERS' EQUITY                                                                      30,048,888   29,478,832
                                                                                               ------------ ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $35,731,035  $35,406,868
                                                                                               ============ ============


                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                      --------------------------------------
                                                                                                2005               2004
                                                                                                ----               ----

NET SALES                                                                                       $ 6,048,177  $ 5,486,445
                                                                                                -----------  -----------

COSTS AND EXPENSES:
   Cost of sales                                                                                  2,769,652    2,395,149
   Operating expenses                                                                             2,055,764    2,970,953
   Interest (income)                                                                                (68,307)    (122,281)
   Interest expense                                                                                  58,318       59,085
   Other (income)                                                                                   (37,851)     (84,614)
                                                                                                -----------  -----------

TOTAL COSTS AND EXPENSES                                                                          4,777,576    5,218,292
                                                                                                -----------  -----------

INCOME BEFORE INCOME TAXES                                                                        1,270,601      268,153

PROVISION FOR INCOME TAXES                                                                          200,000       80,286
                                                                                                -----------  -----------

NET INCOME                                                                                       $1,070,601  $   187,867
                                                                                                 ==========  ===========

NET INCOME PER COMMON
SHARE:

    BASIC                                                                                        $    0.06   $     0.01
                                                                                                 =========   ==========

    DILUTED                                                                                      $    0.06   $     0.01
                                                                                                 =========   ==========

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                      --------------------------------------
                                                                                                2005               2004
                                                                                                ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                    $1,070,601     $187,867
  Adjustments to reconcile net income to net cash
    used for operating activities:
    Depreciation and amortization                                                                  116,229      100,371
    Deferred rent                                                                                    8,223       10,432
    Provision for losses on accounts receivable                                                     38,370       (1,220)
  Changes in assets and liabilities:
    (Increase) in accounts receivable                                                           (1,033,344)    (520,582)
    (Increase) in inventories                                                                         (792)    (344,372)
    Decrease in prepaid expenses and other current assets                                           11,168       84,758
    (Decrease) in accounts payable and accrued expenses                                           (243,545)    (209,892)
                                                                                                ----------     --------
      Net cash (used for) operating activities                                                     (33,090)    (692,638)
                                                                                                ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                          (134,093)    (110,139)
    Costs associated with potential acquisition                                                   (107,282)           -
                                                                                                ----------     --------
      Net cash (used for) investing activities                                                    (241,375)    (110,139)
                                                                                                ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                                                      (10,566)      (9,799)
    Cash dividends paid                                                                           (523,857)    (510,576)
    Proceeds from exercise of stock options/warrants                                                23,312      139,487
                                                                                                ----------     --------
      Net cash (used for) financing activities                                                    (511,111)    (380,888)
                                                                                                ----------     --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (785,576)  (1,183,665)

  Cash and cash equivalents, at beginning of year                                               15,783,816   16,265,765
                                                                                                ----------     --------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                  $14,998,240  $15,082,100
                                                                                               ===========  ===========
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
          Taxes                                                                                $        -   $   199,286

          Interest                                                                             $   58,318   $    59,085


                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed, consolidated balance sheet as of March 31, 2005 and the condensed, consolidated statements of operations for the three month periods ended March 31, 2005 and 2004 and the condensed, consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2004 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company's results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 2004, which note is incorporated herein by reference. Specific reference is made to that report for a description of the Company's securities and the notes to financial statements included therein, since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

The results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 3 - SHAREHOLDERS' EQUITY

During the three months ended March 31, 2005, no shares were repurchased by the Company under the stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized, but will be tested for impairment periodically. During 2004, the goodwill relating to the acquisition of Microlab/FXR was tested for impairment by an independent valuation consulting firm for the year ended December 31, 2004. The conclusion of the valuation was that this goodwill was not impaired under Statement of Financial Accounting Standards No. 142 requirements for goodwill impairment testing. Additional testing will be done at the end of this year and each year going forward to continue to test for impairment of goodwill.


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

The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:


                                                       For the Three Months
                                                           Ended March 31,
                                                        2005            2004
                                                        ----            ----
 Net income:
      As reported                                    $ 1,070,601     $ 187,867
      Less: stock based compensation
      expense - net of tax                                45,059        26,827
                                                     -----------     ---------
      Pro forma                                      $ 1,025,542     $ 161,040
                                                     ===========     =========
 Basic earnings per share:
      As reported                                    $       .06     $     .01
      Pro forma                                              .06           .01
 Diluted earnings per share:
      As reported                                    $       .06     $     .01
       Pro forma                                             .06           .01

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company's former CEO, who resigned in March 2004, is now employed by the Company as an outside engineering consultant. The Company has agreed to pay this former CEO on a project basis for fees ranging from $80 to $120 per hour. This verbal agreement can be terminated at any time.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 7 - POTENTIAL ACQUISITION


On October 5, 2004, Wireless Telecom Group, Inc., a New Jersey corporation ("WTT"), entered into a stock purchase agreement (the "Purchase Agreement") with Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany ("Willtek"), Damany Holding GmbH, a limited liability corporation organized under the laws of Germany and the owner of approximately 20% of Willtek's outstanding capital stock ("Damany"), and Investcorp Technology Ventures LP, a limited partnership organized under the laws of the Cayman Islands and the owner of approximately 80% of Willtek's outstanding capital stock ("Investcorp", together with Damany, the "Willtek Shareholders"), pursuant to which WTT agreed to acquire all of the outstanding capital stock of Willtek from the Willtek Shareholders. As a result of the proposed acquisition, Willtek will become a wholly-owned subsidiary of WTT. Willtek, based in Ismaning, Germany, is a leading provider of solutions that enable manufacturers and operators of wireless communications devices to test mobile phones, air interface, and base stations of cellular networks. Willtek's product range includes high-speed, state-of-the-art test and measurement solutions for handsets and wireless devices, as well as for radio frequencies and network testing tasks.

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

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of March 31, 2005 and as of December 31, 2004 (ii) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2004 and (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004.

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

RESULTS OF OPERATIONS
---------------------

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

For the three months ended March 31, 2005 as compared to the corresponding period of the previous year, net sales increased to $6,048,000 from $5,486,000, an increase of $562,000 or 10.2%. The increase in the three months ended March 31, 2005 is primarily the result of increased sales activity in 2005, of the Noise Com components for certain existing and potential customers, in part, due to the Company's continuous efforts to publicize the advantages and many applications of our products on a commercial basis.

Gross profit on net sales for the three months ended March 31, 2005 was $3,279,000 or 54.2% as compared to $3,091,000 or 56.3% of net sales for the three months ended March 31, 2004. Gross profit dollars are higher for the three months ended March 31, 2005 than in the same period for 2004 primarily due to higher sales volume. However, the gross profit percentage for the three months ended March 31, 2005 was slightly lower than that of the same period for 2004 due to higher manufacturing labor and direct overhead costs, and the product mix being sold during this period being of a slightly lower margin. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the quarter ended March 31, 2005 were $2,056,000 or 34.0% of net sales as compared to $2,971,000 or 54.2% of net sales for the quarter ended March 31, 2004.

For the three months ended March 31, 2005 as compared to the same period of the prior year, operating expenses decreased in dollars by $915,000. This decrease is primarily due to a one-time payout in the first quarter of 2004 to the Company's former Chief Executive Officer of $685,000, and decreases in research and development expenses and sales and marketing expenses of $53,000 and $50,000, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest income decreased by $54,000 for the three months ended March 31, 2005. This decrease was primarily due to lower returns in a working capital management account, classified as cash equivalents, due to the fact that they were highly liquid and readily convertible to cash and were intended to be liquidated by the Company on a short-term basis.

Other income decreased by $48,000. This was primarily due to realized losses of short term bonds in the above-mentioned working capital management account.

Net income increased to $1,071,000, or $.06 per share (diluted), for the three months ended March 31, 2005 as compared to $188,000, or $.01 per share (diluted) for the three months ended March 31, 2004. The explanation of these changes can be derived from the analysis given above of operations for the three month periods ending March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Company's working capital has increased by $439,000 to $23,999,000 at March 31, 2005, from $23,560,000 at December 31, 2004. At March 31, 2005 the
Company had a current ratio of 10.6 to 1, and a ratio of debt to net worth of
0.19 to 1. At December 31, 2004 the Company had a current ratio of 9.6 to 1, and a ratio of debt to net worth of 0.20 to 1.

The Company used cash for operations of $33,000 for the three month period ending March 31, 2005. The use of this cash was primarily due to an increase in accounts receivable of $1,033,000 and a decrease in accounts payable and accrued expenses of $244,000, partially offset by net income of $1,071,000, a non-cash adjustment for depreciation and amortization of $116,000.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

Operating activities used $693,000 in cash flows for the comparable period in 2004. The use of these funds was primarily due to an increase in accounts receivable of $521,000, an increase in inventories of $344,000, and a decrease in accounts payable and accrued expenses of $210,000, partially offset by net income of $188,000, and a non-cash adjustment for depreciation and amortization of $100,000.

Net cash used for investing activities for the three months ended March 31, 2005 was $241,000. The primary use of these funds was capital expenditures of $134,000 and costs associated with the potential acquisition of Willtek of $107,000. For the three months ended March 31, 2004, net cash used for investing activities was $110,000. The primary use of these funds was capital expenditures of $110,000.

Net cash used for financing activities for the three months ended March 31, 2005 was $511,000. The primary use of these funds was for dividends paid in the amount of $524,000, partially offset by proceeds from the exercise of stock options in the amount of $23,000. Net cash used for financing activities in the same period of 2004 was $381,000. The primary use of these funds in 2004 was for dividends paid of $511,000, partially offset by proceeds from the exercise of stock options in the amount of $139,000.

The Company's former CEO, who resigned in March 2004, is now employed by the Company as an outside engineering consultant. The Company has agreed to pay this former CEO on a project basis for fees ranging from $80 to $120 per hour. This verbal agreement can be terminated at any time.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


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



                                      WIRELESS TELECOM GROUP, INC.
                                      ----------------------------
                                      (Registrant)


         Date:  May 13, 2005          /S/Karabet Simonyan
                                      ------------------------------------
                                      Karabet Simonyan
                                      Chief Executive Officer



         Date:  May 13, 2005           /S/Paul Genova
                                       ----------------------------------
                                       Paul Genova
                                       President, Chief Financial Officer

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