Form 10-Q
period 2005-06-30
WIRELESS TELECOM GROUP INC
filed 2005-08-15
CIK 878828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the Quarterly Period Ended June 30, 2005__________________________________


                                       or

[ ] TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number: 1-11916 ______________________________________________


                          WIRELESS TELECOM GROUP, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


        New Jersey                                    22-2582295
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


         25 Eastmans Road
      Parsippany, New Jersey                             07054
---------------------------------------                  ------
(Address of principal executive offices)                (Zip Code)



                                 (201) 261-8797
               --------------------------------------------------
               Registrant's telephone number, including area code


                                 Not Applicable
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_    NO ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined on Exchange Act Rule 12b-2).
YES ___    NO _X_


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -  Par Value $.01                              25,580,351
------------------------------                          ------------------
        Class                                           Outstanding Shares
                                                        At August 12, 2005

                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents


PART I.  FINANCIAL INFORMATION                                                           Page(s)


    Item 1 -- Consolidated Financial Statements:

            Condensed Balance Sheets as of June 30, 2005 (unaudited)
             and December 31, 2004                                                          3

            Condensed Statements of Operations for the Three and Six  Months
             Ended June 30, 2005 and 2004 (unaudited)                                       4

            Condensed Statements of Cash Flows for the Six Months
             Ended June 30, 2005 and 2004 (unaudited)                                       5

            Notes to Interim Condensed Financial Statements (unaudited)                 6 - 9

    Item 2 -- Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     9 - 12

    Item 3 -- Quantitative and Qualitative Disclosures About Market Risk                   12

    Item 4 -- Controls and Procedures                                                      12

PART II. OTHER INFORMATION

    Item 1 -- Legal Proceedings                                                            13

    Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds                  13

    Item 3 -- Defaults upon Senior Securities                                              13

    Item 4 -- Submission of Matters to a Vote of Security Holders                          13

    Item 5 -- Other Information                                                            13

    Item 6 -- Exhibits                                                                     14


Signatures                                                                                 15

Exhibit Index                                                                              16

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                     JUNE 30,            DECEMBER 31,
                                                                                      2005                  2004
                                                                                  -------------         -------------
                                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                        $  15,781,727        $  15,783,816
   Accounts receivable -- net of allowance for doubtful accounts of
     $203,750 and $190,155 for 2005 and 2004, respectively                              3,358,571            3,196,750
   Inventories                                                                          6,759,426            6,780,445
   Current portion of deferred tax asset                                                  226,266              198,266
   Prepaid expenses, taxes and other current assets                                       332,231              338,144
                                                                                    -------------        -------------
TOTAL CURRENT ASSETS                                                                   26,458,221           26,297,421
                                                                                    -------------        -------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                     5,950,392            5,937,788
                                                                                    -------------        -------------

OTHER ASSETS:
   Goodwill                                                                             1,351,392            1,351,392
   Deferred tax asset                                                                     858,741              886,741
   Other assets                                                                         1,268,961              933,526
                                                                                    -------------        -------------
TOTAL OTHER ASSETS                                                                      3,479,094            3,171,659
                                                                                    -------------        -------------

TOTAL ASSETS                                                                        $  35,887,707        $  35,406,868
                                                                                    =============        =============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                                 $   1,254,384        $   1,915,707
   Accrued expenses and other current liabilities                                         745,832              778,704
   Current portion of mortgage payable                                                     45,155               43,485
                                                                                    -------------        -------------
TOTAL CURRENT LIABILITIES                                                               2,045,371            2,737,896
                                                                                    -------------        -------------

LONG TERM LIABILITIES:
   Mortgage payable                                                                     3,022,392            3,045,395
   Deferred rent payable                                                                  161,190              144,745
                                                                                    -------------        -------------
TOTAL LONG TERM LIABILITIES                                                             3,183,582            3,190,140
                                                                                    -------------        -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                                -                    -
   Common stock, $.01 par value, 75,000,000 shares authorized, 20,563,251 and 20,511,001 shares issued for 2005 and 2004, respectively, 17,513,551
     and 17,461,301 shares outstanding for 2005 and 2004, respectively                    205,633              205,110
   Additional paid-in-capital                                                          14,184,795           14,086,756
   Retained earnings                                                                   23,969,755           22,888,395
   Treasury stock at cost, - 3,049,700 shares                                          (7,701,429)          (7,701,429)
                                                                                    -------------        -------------
TOTAL SHAREHOLDERS' EQUITY                                                             30,658,754           29,478,832
                                                                                    -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  35,887,707        $  35,406,868
                                                                                    =============        =============

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)





                                                        For the Three Months               For the Six Months
                                                           Ended June 30,                     Ended June 30,
                                                   ----------------------------      -----------------------------
                                                     2005              2004              2005              2004
                                                     ----              ----              ----              ----

NET SALES                                          $  5,962,676     $ 5,584,405       $ 12,010,853      $11,070,850
                                                   ------------     -----------       ------------      -----------

COSTS AND EXPENSES:
   Cost of sales                                      2,896,775       2,555,970          5,666,427        4,951,119
   Operating expenses                                 1,855,661       2,075,415          3,911,425        5,046,367
   Interest (income)                                   (108,389)       (150,338)          (176,696)        (272,619)
   Interest expense                                      58,116          58,898            116,434          117,983
   Other (income) expense                               (70,407)        117,693           (108,258)          33,079
                                                   ------------     -----------       ------------      -----------

TOTAL COSTS AND EXPENSES                              4,631,756       4,657,638          9,409,332        9,875,929
                                                   ------------     -----------       ------------      -----------

INCOME BEFORE INCOME TAXES                            1,330,920         926,767          2,601,521        1,194,921

PROVISION FOR INCOME TAXES                              272,050         279,850            472,050          360,136
                                                   ------------     -----------       ------------      -----------

NET INCOME                                         $  1,058,870     $   646,917       $  2,129,471      $   834,785
                                                   ============     ===========       ============      ===========

NET INCOME PER COMMON
SHARE:

    BASIC                                          $       0.06      $     0.04       $       0.12      $      0.05
                                                   ============      ==========       ============      ===========

    DILUTED                                        $       0.06      $     0.04       $       0.12      $      0.05
                                                   ============      ==========       ============      ===========

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                                                                     For the Six Months
                                                                                                       Ended June 30,
                                                                                           ---------------------------------------
                                                                                               2005                   2004
                                                                                               ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                               $  2,129,471           $    834,785
  Adjustments to reconcile net income to net cash
    used for operating activities:
    Depreciation and amortization                                                               251,838                220,863
    Deferred rent                                                                                16,445                 16,445
    Provision for losses on accounts receivable                                                  13,595                (42,353)
  Changes in assets and liabilities:
    (Increase) in accounts receivable                                                          (175,416)               (39,873)
    Decrease (increase) in inventories                                                           21,020               (614,945)
    Decrease (increase) in prepaid expenses and other current assets                              1,370                (46,220)
    (Decrease) in accounts payable and accrued expenses                                        (887,695)              (229,696)
    Increase (decrease) in income taxes payable                                                 193,500               (383,472)
                                                                                           ------------           -------------
      Net cash provided by (used for) operating activities                                    1,564,128               (284,466)
                                                                                           ------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                       (262,843)              (381,345)
    Costs associated with acquisition                                                          (332,492)                     -
                                                                                           ------------           ------------
      Net cash (used for) investing activities                                                 (595,335)              (381,345)
                                                                                           ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                                                   (21,333)               (19,784)
    Cash dividends paid                                                                      (1,048,112)            (1,025,112)
    Proceeds from exercise of stock options/warrants                                             98,563                493,370
                                                                                           ------------           ------------
      Net cash (used for) financing activities                                                 (970,882)              (551,526)
                                                                                           ------------           ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      (2,089)            (1,217,337)

  Cash and cash equivalents, at beginning of year                                            15,783,816             16,265,765
                                                                                           ------------           ------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                              $ 15,781,727           $ 15,048,428
                                                                                           ============           ============

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
          Taxes                                                                            $    276,500           $    742,136

          Interest                                                                         $    116,434           $    117,983


                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed, consolidated balance sheet as of June 30, 2005 and the condensed, consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004 and the condensed, consolidated statements of cash flows for the six month periods ended June 30, 2005 and 2004 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc.

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

     The results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

     Certain prior years' information has been reclassified to conform to the current year's reporting presentation.


NOTE 2 - INCOME PER COMMON SHARE

     Income per common share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during each period. Shares re-acquired by the Company and denoted as treasury stock are not included in this calculation. As promulgated in SFAS 128 "Earnings Per Share" ("SFAS 128"), SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Diluted earnings per share reflect potential dilution from the exercise of securities into common stock.


NOTE 3 - SHAREHOLDERS' EQUITY

     During the six months ended June 30, 2005, no shares were repurchased by the Company under the stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized, but will be tested for impairment periodically. During 2004, the goodwill relating to the acquisition of Microlab/FXR was tested for impairment by an independent valuation consulting firm for the year ended December 31, 2004. The conclusion of the valuation was that this goodwill was not impaired under SFAS No. 142 requirements for goodwill impairment testing. Additional testing will be done at the end of this year and each year going forward to continue to test for impairment of goodwill.


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

     The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:


                                 For the Three Months       For the Six Months
                                     Ended June 30,           Ended June 30,
                                  2005         2004         2005          2004
                                 ------       ------       ------        ------
Net income:
    As reported                $1,058,870    $646,917     $2,129,471    $834,785
    Less: stock based
     compensation
     expense -  net of tax         54,071      30,205         99,130      57,032
                               ----------    --------     ----------    --------
    Pro forma                  $1,004,799    $616,712     $2,030,341    $777,753
                               ==========    ========     ==========    ========
Basic earnings per share:
    As reported                      $.06        $.04           $.12        $.05
    Pro forma                         .06         .04            .12         .05
Diluted earnings per share:
    As reported                      $.06        $.04           $.12        $.05
    Pro forma                         .06         .04            .12         .04

     In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The Company believes that this pronouncement, which is effective for periods beginning after December 15, 2005, will not have a material effect on its financial position.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 6 - WILLTEK ACQUISITION/SUBSEQUENT EVENT

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

     On March 29, 2005, the Company, Willtek and the Willtek Shareholders entered into an amended and restated stock purchase agreement (the "Amended Purchase Agreement"), which modified the terms of the Original Purchase Agreement. The terms were modified, in part, due to the operating results of Willtek during the previous six months and the parties' desire to conserve the Company's existing cash resources. Under the terms of the Amended Purchase Agreement, the Original Purchase Price was reduced by eliminating the $7.0 million cash component. The purchase price now consists solely of 8,000,000 shares of the Company's common stock (the "Purchase Price"). Based on the $2.69 closing price of a share of the Company's common stock as reported on the American Stock Exchange on June 30, 2005, the dollar value of the Purchase Price was approximately $21.5 million. Based on the number of shares of the Company's common stock outstanding on August 12, 2005, giving effect to the proposed acquisition, the Willtek Shareholders would own in the aggregate approximately 31.3% of the outstanding shares of the Company's common stock. As was the case with the Original Purchase Agreement, the Amended Purchase Agreement does not provide for an adjustment in the number of shares of the Company's common stock to be issued to the Willtek Shareholders in the acquisition in the event of a fluctuation in the market price of the Company's common stock.

     On July 1, 2005, the Company consummated this transaction and acquired all of the outstanding equity of Willtek GmbH for an approximate dollar value of $21.5 million, or $2.69 a share. Additionally, there were approximately $2.0 million in closing costs related to the acquisition. The business combination will be accounted for as a purchase in accordance with SFAS No. 141 allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of total purchase price over the value of assets and liabilities at closing, including identifiable intangible assets, will be allocated to goodwill, which will be subject to annual impairment review. Based on information currently available, and subject to potential material changes upon receipt of the valuation in accordance with SFAS No. 141 for Purchase Accounting, the unaudited pro forma results, as if the purchase occurred on January 1, 2005, are shown in the following table:

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - WILLTEK ACQUISITION/SUBSEQUENT EVENT (Continued)

                           For the Three Months           For the Six Months
                              Ended June 30,                Ended June 30,
                           2005          2004            2005         2004
                        -----------   -----------     ----------    ---------

Net revenue             $11,096,000   $11,563,000     $23,965,000   $23,440,000
                        ===========   ===========     ===========   ===========

Net (loss)                $(872,000)    $(483,000)    $(1,346,000)  $(2,216,000)
                          =========     =========     ===========   ===========

Diluted (loss) per
 common share                 $(.03)        $(.02)          $(.05)        $(.09)
                              =====         =====           =====         =====


     In connection with the closing of this acquisition, substantial changes have been made to the composition of the Company's board of directors and to its senior management team, including the appointment of Cyrille Damany, Willtek's Chief Executive Officer, as the Company's new Chief Executive Officer, and the appointment of two designees of Investcorp to the Company's seven-member board of directors one of whom will be appointed Chairman of the Board. Karabet "Gary" Simonyan will continue to serve on the board as non-executive Vice Chairman of the Board. Paul Genova, the Company's President and Chief Financial Officer, will continue as such and report directly to Mr. Damany. Investcorp will continue to be entitled to designate up to two individuals for nomination for election to the Company's board of directors, provided Investcorp's level of beneficial ownership of the Company's common stock continuously equals or exceeds certain percentage thresholds.

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

The financial information presented herein includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2005 and as of December 31, 2004 (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2005 and 2004 and (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2005 and 2004.

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

INCOME TAXES
-----------

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

For the six months ended June 30, 2005 as compared to the corresponding period of the previous year, net sales increased to $12,011,000 from $11,071,000 an increase of $940,000 or 8.5%. For the quarter ended June 30, 2005 as compared to the corresponding period of the previous year, net sales increased to $5,963,000 from $5,584,000, an increase of $379,000 or 6.8%. The increases in the three and six months ended June 30, 2005 are primarily the result of increased sales activity in 2005, in particular the Noise Com components for certain existing customers, in part, due to the Company's continuous efforts to publicize the advantages and many applications of our products on a commercial basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit on net sales for the six months ended June 30, 2005 was $6,344,000 or 52.8% as compared to $6,120,000 or 55.3% of net sales for the six months ended June 30, 2004. Gross profit on net sales for the quarter ended June 30, 2005 was $3,066,000 or 51.4% as compared to $3,028,000 or 54.2% of net sales for the three months ended June 30, 2004. Gross profit dollars are higher for the three and six months ended June 30, 2005 than in the same period for 2004 primarily due to higher sales volume. However, the gross profit percentage for the three and six months ended June 30, 2005 was slightly lower than that of the same period for 2004 due to higher manufacturing labor and direct overhead costs, and the product mix being sold during this period being of a slightly lower margin. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the six months ended June 30, 2005 were $3,911,000 or 32.6% of net sales as compared to $5,046,000 or 45.6% of net sales for the six months ended June 30, 2004. Operating expenses for the quarter ended June 30, 2005 were $1,856,000 or 31.1% of net sales as compared to $2,075,000 or 37.2% of net sales for the quarter ended June 30, 2004.

For the three months ended June 30, 2005 as compared to the same period of the prior year, operating expenses decreased in dollars by $220,000. This decrease is due to a decrease in office and related expenses of $84,000 as a result of last year's consolidation of the Microlab facility to Parsippany. Additionally, sales and marketing salaries decreased by $77,000 and sales and marketing expenses decreased by $58,000 in an effort to reduce print advertising costs, while continuing to generate higher sales levels. Decreases of $45,000 in officers' salaries also accounted for the overall decrease in operating expenses in the second quarter of 2005 vs. 2004.

For the six months ended June 30, 2005 as compared to the same period in the prior year, operating expenses decreased in dollars by $1,135,000. This decrease is primarily due to a one-time payout in the first quarter of 2004 to the Company's former Chief Executive Officer of $685,000 and a decrease in office and related expenses of $168,000 as a result of last year's consolidation of the Microlab facility to Parsippany. Additionally, sales and marketing salaries decreased by $131,000 and sales and marketing expenses decreased by $92,000 in an effort to reduce print advertising costs, while continuing to generate higher sales levels. Decreases of $86,000 and $23,000 in officers' salaries and research and development expenses, respectively, also accounted for the overall decrease in operating expenses in the second quarter of 2005 vs. 2004.

Interest income decreased by $42,000 and $96,000 for the three and six months ended June 30, 2005, respectively, as compared to the corresponding periods of the previous year. These decreases were primarily due to lower returns in a working capital management account, classified as cash equivalents, due to the fact that they were highly liquid and readily convertible to cash and were intended to be liquidated by the Company on a short-term basis.

Other income increased by $188,000 and $141,000 for the three and six months ended June 30, 2005, respectively. This was primarily due to realized losses of short term bonds in the above-mentioned working capital management account in the second quarter of 2004 and increased gains in the current year.

Net income increased to $2,129,000, or $.12 per share (diluted), for the six months ended June 30, 2005 as compared to $835,000, or $.05 per share (diluted) for the six months ended June 30, 2004. The Company realized net income for the quarter ended June 30, 2005 of $1,059,000 or $.06 per share (diluted) as compared to $647,000 or $.04 per share (diluted) for the three months ended June 30, 2004. The explanation of these changes can be derived from the analysis given above of operations for the three and six month periods ending June 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

The Company's working capital has increased by $853,000 to $24,413,000 at June 30, 2005, from $23,560,000 at December 31, 2004. At June 30, 2005 the Company
had a current ratio of 12.9 to 1, and a ratio of debt to net worth of 0.17 to 1. At December 31, 2004 the Company had a current ratio of 9.6 to 1, and a ratio of debt to net worth of 0.20 to 1.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company realized cash provided by operations of $1,564,000 for the six-month period ending June 30, 2005. The primary source of these funds was provided by net income of $2,129,000, a non-cash adjustment for depreciation and amortization of $252,000 and an increase in income taxes payable of $194,000, partially offset by a decrease in accounts payable and accrued expenses of $888,000 and increase in accounts receivable of $175,000.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

Operating activities used $284,000 in cash flows for the comparable period in 2004. The use of these funds was primarily due to an increase in inventory of $615,000, a decrease in income taxes payable of $383,000, and a decrease in accounts payable and accrued expenses of $230,000, partially offset by net income of $835,000, and a non-cash adjustment for depreciation and amortization of $221,000.

Net cash used for investing activities for the six months ended June 30, 2005 was $595,000. The primary use of these funds was costs associated with the acquisition of Willtek of $332,000 and capital expenditures of $263,000. For the six months ended June 30, 2004, net cash used for investing activities was $381,000. The primary use of these funds was capital expenditures.

Net cash used for financing activities for the six months ended June 30, 2005 was $971,000. The primary use of these funds was for dividends paid in the amount of $1,048,000, partially offset by proceeds from the exercise of stock options in the amount of $99,000. Net cash used for financing activities in the same period of 2004 was $552,000. The primary use of these funds in 2004 was for dividends paid of $1,025,000, partially offset by proceeds from the exercise of stock options in the amount of $493,000.

The Company anticipates that its resources provided by its cash flow from operations will be sufficient to meet its financing requirements for at least the next twelve-month period. This takes into consideration the cash requirements relating to the acquisition of Willtek on July 1, 2005. The Company does not believe it will need to borrow funds during the next twelve-month period.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On July 1, 2005, the Company issued 1,527,333 Shares and 6,472,667 Shares of its Common Stock to Damany Holding GmbH and Investcorp Technology Ventures, LP, respectively, in connection with the acquisition of Willtek Communications GmbH ("Willtek"). See Note 6 - Willtek Acquisition/Subsequent Event for information regarding the acquisition of Willtek. These issuances were made in reliance upon an exception under the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 3. DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Registrant held its Annual Meeting of Stockholders on June 24, 2005. The following proposal was adopted by the votes indicated.

          (b) (c) (1) Six directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2006. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:


          NAME                     VOTES FOR      VOTES WITHHELD     % FOR

          Paul Genova              14,841,946       2,095,643         87.63
          Karabet "Gary" Simonyan  14,826,179       2,111,410         87.53
          Henry L. Bachman         14,854,217       2,083,372         87.70
          John Wilchek             14,571,572       2,366,017         86.03
          Michael Manza            15,108,292       1,829,297         89.20
          Andrew Scelba            15,093,590       1,843,999         89.11

          (d) Proposals information:

          Proposal (1) Approval of the acquisition of all the outstanding share capital of Willtek Communications by our Company and the issuance of 8,000,000 shares of our common stock in connection with the acquisition:

            VOTES FOR     VOTES AGAINST     ABSTAINED     NON-VOTED

            7,074,397       3,650,235        308,595      5,904,362


          Proposal (3) Adjournment of the annual meeting, if necessary, to solicit additional proxies in favor of the acquisition and the issuance of our common stock of the acquisition:

            VOTES FOR     VOTES AGAINST     ABSTAINED     NON-VOTED

            11,905,747      3,889,693       1,142,149         -

Item 5. OTHER INFORMATION

          None.

Item 6. EXHIBITS

Exhibit No.    Description
----------     -----------

2.1* Amended and Restated Stock Purchase Agreement, dated March 29, 2005, by and among Wireless Telecom Group, Inc., Investcorp Technology Ventures, L.P., Damany Holding GmbH and Willtek Communications GmbH.

10.1* Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek Communications GmbH and Wireless Telecom Group, Inc.

10.2** Shareholders' Agreement, dated as of July 1, 2005, among Wireless Telecom Group, Inc., Investcorp Technology Ventures, L.P. and Damany Holding GmbH.

10.3** Indemnification Escrow Agreement, dated as of July 1, 2005, by and among Wireless Telecom Group, Inc., Investcorp Technology Ventures, L.P., Damany Holding GmbH and American Stock Transfer & Trust Company.

11.1           Computation of per share earnings

31.1 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)


31.2 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)


------------------------
* Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated March 29, 2005, and incorporated herein by reference.

** Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated July 1, 2005, and incorporated herein by reference.

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


                                             WIRELESS TELECOM GROUP, INC.
                                             --------------------------------
                                             (Registrant)


Date:  August 12, 2005                       /S/Cyrille Damany
                                             ---------------------------
                                              Cyrille Damany
                                              Chief Executive Officer



Date:  August 12, 2005                       /S/Paul Genova
                                             ----------------------------
                                              Paul Genova
                                              President, Chief Financial Officer

                                  EXHIBIT LIST


Exhibit No.    Description

2.1* Amended and Restated Stock Purchase Agreement, dated March 29, 2005, by and among Wireless Telecom Group, Inc., Investcorp Technology Ventures, L.P., Damany Holding GmbH and Willtek Communications GmbH.

10.1* Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek Communications GmbH and Wireless Telecom Group, Inc.

10.2** Shareholders' Agreement, dated as of July 1, 2005, among Wireless Telecom Group, Inc., Investcorp Technology Ventures, L.P. and Damany Holding GmbH.

10.3** Indemnification Escrow Agreement, dated as of July 1, 2005, by and among Wireless Telecom Group, Inc., Investcorp Technology Ventures, L.P., Damany Holding GmbH and American Stock Transfer & Trust Company.

11.1           Computation of per share earnings

31.1 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

------------------------
* Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated March 29, 2005, and incorporated herein by reference.

** Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated
   July 1, 2005, and incorporated herein by reference.