Form 10-Q
period 2005-09-30
WIRELESS TELECOM GROUP INC
filed 2005-11-14
CIK 878828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  Quarterly  Period  Ended  September  30, 2005
                                         ---------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

Commission  file  number: 1-11916
                          ------------------------------------------------------

                           WIRELESS TELECOM GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                 22-2582295
    --------------------------------                 --------------------
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                 Identification No.)



             25 Eastmans Road
          Parsippany, New Jersey                             07054
  ----------------------------------------                  --------
  (Address of principal executive offices)                 (Zip Code)

                                 (973) 386-9696
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
             --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES      NO   X
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Par Value $.01                                     19,177,185
-----------------------------                                -------------------
          Class                                              Outstanding  Shares
                                                             At November 9, 2005

                          WIRELESS TELECOM GROUP, INC.


                                Table of Contents



PART I.  FINANCIAL INFORMATION                                           Page(s)

     Item 1 -- Consolidated Financial Statements:

               Condensed Balance Sheets as of September 30, 2005
                    (unaudited) and December 31, 2004                          3

               Condensed Statements of Operations for the Three and
                    Nine Months Ended September 30, 2005 and
                    2004 (unaudited)                                           4

               Condensed Statements of Cash Flows for the Nine Months
                    Ended September 30, 2005 and 2004 (unaudited)              5

               Notes to Interim Condensed Financial Statements
                    (unaudited)                                            6 - 9

     Item 2 -- Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   9 - 12

     Item 3 -- Quantitative and Qualitative Disclosures About Market Risk     12

     Item 4 -- Controls and Procedures                                        12

PART II. OTHER INFORMATION

     Item 1 -- Legal Proceedings                                              13

     Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds    13

     Item 3 -- Defaults upon Senior Securities                                13

     Item 4 -- Submission of Matters to a Vote of Security Holders            13

     Item 5 -- Other Information                                              13

     Item 6 -- Exhibits                                                       14


Signatures                                                                    15

Exhibit Index                                                                 16

                                       PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                        WIRELESS TELECOM GROUP, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 - ASSETS -

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     2005             2004
                                                                                ---------------  --------------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $   12,754,278   $  15,783,816
   Accounts receivable -- net of allowance for doubtful accounts of
     $172,152 and $190,155 for 2005 and 2004, respectively                           8,487,879       3,196,750
   Inventories                                                                       9,198,002       6,780,445
   Current portion of deferred tax asset                                               226,266         198,266
   Prepaid expenses, taxes and other current assets                                    839,295         338,144
                                                                                ---------------  --------------
TOTAL CURRENT ASSETS                                                                31,505,720      26,297,421
                                                                                ---------------  --------------
PROPERTY, PLANT AND EQUIPMENT - NET                                                  6,790,329       5,937,788
                                                                                ---------------  --------------
OTHER ASSETS:
   Goodwill                                                                         22,235,576       1,351,392
   Other intangible assets - net                                                    14,000,000               -
   Deferred tax asset                                                                  858,741         886,741
   Other assets                                                                      2,266,643         933,526
                                                                                ---------------  --------------
TOTAL OTHER ASSETS                                                                  39,360,960       3,171,659
                                                                                ---------------  --------------
TOTAL ASSETS                                                                    $   77,657,009   $  35,406,868
                                                                                ===============  ==============

                                     - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable                                                             $    4,223,963   $   1,915,707
   Accrued expenses and other current liabilities                                    3,641,162         778,704
   Current portion of mortgage payable                                                  46,014          43,485
                                                                                ---------------  --------------
TOTAL CURRENT LIABILITIES                                                            7,911,139       2,737,896
                                                                                ---------------  --------------
LONG TERM LIABILITIES:
   Notes payable                                                                     6,515,391               -
   Deferred income taxes                                                             5,104,616               -
   Mortgage payable                                                                  3,010,561       3,045,395
   Deferred rent payable                                                               169,413         144,745
   Other long term liabilities                                                       2,618,627               -
                                                                                ---------------  --------------
TOTAL LONG TERM LIABILITIES                                                         17,418,608       3,190,140
                                                                                ---------------  --------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                             -               -
   Common stock, $.01 par value, 75,000,000 shares authorized, 28,633,551 and 20,511,001 shares issued for 2005 and 2004, respectively, 25,583,851
     and 17,461,301 shares outstanding for 2005 and 2004, respectively                 286,335         205,110
   Additional paid-in-capital                                                       35,708,700      14,086,756
   Retained earnings                                                                24,020,465      22,888,395
   Other comprehensive income                                                           13,191               -
   Treasury stock at cost, - 3,049,700 shares                                       (7,701,429)     (7,701,429)
                                                                                ---------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                          52,327,262      29,478,832
                                                                                ---------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   77,657,009   $  35,406,868
                                                                                ===============  ==============

                                                See accompanying notes

                            WIRELESS TELECOM GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                For the Three Months        For the Nine Months
                                 Ended September 30,        Ended September 30,
                             -------------------------  --------------------------
                                 2005         2004          2005          2004
                             ------------  -----------  ------------  ------------
NET SALES                    $12,463,164   $5,943,863   $24,474,017   $17,014,713
                             ------------  -----------  ------------  ------------

COSTS AND EXPENSES:
   Cost of sales               5,810,587    2,768,500    11,477,014     7,719,619
   Operating expenses          6,014,744    2,246,830     9,926,170     7,293,198
   Interest (income)             (57,668)     (72,290)     (234,365)     (399,196)
   Interest expense               57,912       58,708       174,346       176,691
   Other (income) expense        (36,758)     (72,573)     (145,016)       14,793
                             ------------  -----------  ------------  ------------

TOTAL COSTS AND EXPENSES      11,788,817    4,929,175    21,198,149    14,805,105
                             ------------  -----------  ------------  ------------

INCOME BEFORE INCOME TAXES       674,347    1,014,688     3,275,868     2,209,608

PROVISION FOR INCOME TAXES        50,388      230,125       522,438       590,261
                             ------------  -----------  ------------  ------------

NET INCOME                   $   623,959   $  784,563   $ 2,753,430   $ 1,619,347
                             ============  ===========  ============  ============

NET INCOME PER COMMON
SHARE:

    BASIC                    $      0.02   $     0.05   $      0.14   $      0.09
                             ============  ===========  ============  ============

    DILUTED                  $      0.02   $     0.05   $      0.14   $      0.09
                             ============  ===========  ============  ============

                               See accompanying notes

                                       WIRELESS TELECOM GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)


                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                               --------------------------
                                                                                   2005          2004
                                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $ 2,753,430   $ 1,619,347
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                  726,162       349,271
    Amortization of purchased intangibles                                          517,878             -
    Deferred rent                                                                   24,668        24,668
    Deferred income taxes                                                           31,616       384,514
    Accrued interest                                                                59,988             -
    Provision for losses on accounts receivable                                    (18,003)      (50,694)
    Provision for warrenty and inventory reserves                                  189,803             -
    Provision for pensions and similar obligations                                 (65,077)            -
  Changes in assets and liabilities, net of effects from purchase of Willtek:
    (Increase) in accounts receivable                                           (2,038,471)     (784,317)
    Decrease (increase) in inventories                                             280,434      (467,141)
    (Increase) decrease in prepaid expenses and other current assets               (79,353)      160,895
    (Decrease) in accounts payable and accrued expenses                         (1,314,661)     (463,694)
    (Decrease) in income taxes payable                                             (10,394)     (538,986)
                                                                               ------------  ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,058,020       233,863
                                                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                          (540,705)     (775,192)
    Proceeds from disposal of property, plant and equipment                         47,282             -
    Purchase of intangible assets                                                 (202,130)            -
    Costs associated with acquisition - net of cash acquired                    (2,000,817)      (68,587)
                                                                               ------------  ------------
      NET CASH (USED FOR) INVESTING ACTIVITIES                                  (2,696,370)     (843,779)
                                                                               ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                                      (32,305)      (29,960)
    Decrease from bank overdraft                                                    (3,525)            -
    Cash dividends paid                                                         (1,621,361)   (1,541,845)
    Proceeds from exercise of stock options/warrants                               261,945       493,370
                                                                               ------------  ------------
      NET CASH (USED FOR) FINANCING ACTIVITIES                                  (1,395,246)   (1,078,435)
                                                                               ------------  ------------

FOREIGN EXCHANGE RATE ADJUSTMENT                                                     4,058             -
                                                                               ------------  ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (3,029,538)   (1,688,351)

  Cash and cash equivalents, at beginning of year                               15,783,816    16,265,765
                                                                               ------------  ------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                  $12,754,278   $14,577,414
                                                                               ============  ============

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
          Taxes                                                                $   364,903   $   743,336

          Interest                                                             $   174,346   $   176,691

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Purchase of Willtek Communications GmbH through the issuance of 8,000,000 shares of common stock valued at $21,440,000

                                     See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed, consolidated balance sheet as of September 30, 2005 and the condensed, consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004 and the condensed, consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc.

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

     The results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

     On July 1, 2005, the Company acquired Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany ("Willtek"), for the net purchase price of $24,331,881. The acquisition of Willtek was recorded under the purchase method of accounting for financial statement purposes. Willtek's Balance Sheets are included in the Condensed Consolidated Balance Sheet at September 30, 2005, however are not included at December 31, 2004. Willtek's results of operations and cash flows for the three months ended September 30, 2005 are included in the Condensed Consolidated Statements of Operations and Cash Flows, but their results of operations and cash flows for the three and nine months ended September 30, 2004 are not included.

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

NOTE 3 - SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 2005, no shares were repurchased by the Company under the stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized, but will be tested for impairment periodically. During 2004, the goodwill relating to the acquisition of Microlab/FXR was tested for impairment by an independent valuation consulting firm for the year ended December 31, 2004. The conclusion of the valuation was that this goodwill was not impaired under SFAS No. 142 requirements for goodwill impairment testing. Additional testing will be done at the end of this year and each year going forward to continue to test for impairment of goodwill. On July 1, 2005, the goodwill relating to the purchase of Willtek Communications was recorded based on a preliminary valuation report. This goodwill is subject to potentially material changes upon receipt of the final valuation upon Willtek. At the end of each year going forward, additional testing will be performed to determine any potential impairment of goodwill.

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

     The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:

                                          For the Three Months         For the Nine Months
                                           Ended September 30,         Ended September 30,
                                            2005          2004          2005          2004
                                        ------------  ------------  ------------  ------------
      Net income:
        As reported                     $    623,959  $    784,563  $  2,753,430  $  1,619,347
        Less: stock based compensation
        expense - net of tax                  34,696        30,205       133,826        87,237
                                        ------------  ------------  ------------  ------------
        Pro forma                       $    589,263  $    754,358  $  2,619,604  $  1,532,110
                                        ============  ============  ============  ============
      Basic earnings per share:
        As reported                     $        .02  $        .05  $        .14  $        .09
        Pro forma                                .02           .04           .13           .09
      Diluted earnings per share:
        As reported                     $        .02  $        .05  $        .14  $        .09
        Pro forma                                .02           .04           .13           .09

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

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  6  -  ACQUISITION

     The assets acquired and liabilities assumed in business combinations were recorded on the Company's Consolidated Balance Sheets as of the respective acquisition date based upon their estimated fair values at such date. The results of operations of businesses acquired by the Company have been included in the Company's Statements of Operations since their respective date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired, including identifiable intangible assets, and liabilities assumed was allocated to goodwill, which will be subject to annual impairment review. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

     On July 1, 2005, the Company acquired all of the outstanding equity of Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany ("Willtek"), in exchange for 8,000,000 shares of WTT's common stock having an aggregate value of $21.4 million, based on a closing sale price of $2.68 per share of WTT's common stock on July 1, 2005. Additionally, there were approximately $2.9 million in closing costs related to the acquisition. The business combination has been accounted for as a purchase in accordance with SFAS No. 141 allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The acquisition resulted in approximately $20.9 million of goodwill. Intangible assets acquired of approximately $14.5 million, consist of customer relationships, developed technology, and trade name and trademarks, which are being amortized over an average life of 6 years. For the quarter ended September 30, 2005, this resulted in $500,000 of non-cash amortization expense, which affects the Company's results of operations. Based on information currently available, and subject to potential material changes upon receipt of the valuation in accordance with SFAS No. 141 for Purchase Accounting, the unaudited pro forma results, as if the purchase occurred on January 1, 2004, the beginning of the earliest period presented, are shown in the following table:

                                                 For  the  Three  Months       For  the  Nine  Months
                                                    Ended September 30,        Ended  September  30,
                                                    2005          2004          2005           2004
                                                ------------  ------------  -------------  -------------
       Net revenue                              $ 12,463,000  $ 12,468,000  $ 36,428,000   $ 35,908,000
                                                ============  ============  =============  =============

       Net income (loss)                        $    624,000  $    120,000  $   (722,000)  $ (2,096,000)
                                                ============  ============  =============  =============

       Diluted income (loss) per common share   $       0.02  $       0.01  $       (.03)  $       (.08)
                                                ============  ============  =============  =============

NOTE 7 - SEGMENT INFORMATION: REGIONAL ASSETS AND SALES

     The Company, in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", has disclosed the following segment information:

Assets              AS OF SEPTEMBER 30, 2005   As of December 31, 2004
------             -------------------------  ------------------------
     United States  $              66,381,000  $             35,407,000
     Europe                        11,276,000                         -
                    -------------------------  ------------------------
                    $              77,657,000  $             35,407,000
                    =========================  ========================

                     For the Three Months      For the Nine Months
                      Ended September 30,      Ended September 30,
Revenues by Region     2005         2004        2005         2004
------------------  -----------  ----------  -----------  -----------
     Americas       $ 5,699,000  $4,095,000  $14,542,000  $12,028,000
     Europe           3,586,000   1,093,000    4,965,000    3,168,000
     Asia             1,545,000     745,000    3,313,000    1,778,000
     Other            1,633,000      11,000    1,654,000       41,000
                    -----------  ----------  -----------  -----------
                    $12,463,000  $5,944,000  $24,474,000  $17,015,000
                    ===========  ==========  ===========  ===========

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGINCIES

     The Company's former Chief Executive Officer, Cyrill Damany, resigned on September 1, 2005. The Company agreed to pay him severance of approximately $100,000, which is accrued in the financial statements as of September 30, 2005. This amount was paid at the end of October 2005.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

Wireless Telecom Group, Inc., and its operating subsidiaries, Boonton Electronics Corporation, Microlab/FXR and Willtek Communications GmbH, acquired on July 1, 2005, (collectively, the "Company"), develop, manufacture and market a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters, high-power passive microwave components and handset production testers for wireless products. The Company's products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of September 30, 2005 and as of December 31, 2004 (ii) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004 and (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2005 and 2004.

Willtek's Balance Sheets are included in the Condensed Consolidated Balance Sheets at September 30, 2005, however are not included at December 31, 2004. Willtek's results of operations and cash flows for the three months ended September 31, 2005 are included in the Condensed Consolidated Statements of Operations and Cash Flows, but their results of operations and cash flows for the three and nine months ended September 30, 2004 are not included.



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

CRITICAL  ACCOUNTING  POLICIES
------------------------------

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


ALLOWANCES  FOR  DOUBTFUL  ACCOUNTS
-----------------------------------

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of any of its customers were to decline, additional allowances might be required.


INCOME  TAXES
-------------

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


VALUATION  OF  LONG-LIVED  ASSETS
---------------------------------

The Company assesses the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in the operating strategy can significantly reduce the estimated useful life of such assets.

RESULTS  OF  OPERATIONS
-----------------------

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

For the nine months ended September 30, 2005 as compared to the corresponding period of the previous year, net sales increased to $24,474,000 from $17,015,000 an increase of $7,459,000 or 43.8%. For the quarter ended September 30, 2005 as compared to the corresponding period of the previous year, net sales increased to $12,463,000 from $5,944,000, an increase of $6,519,000 or 109.6%. The increases in the three and nine months ended September 30, 2005 are primarily the result of the inclusion of Willtek's sales for the three month period ended September 30, 2005, as well as an overall increase in sales activity in 2005, related to an improved demand for Microlab's passive microwave components.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit on net sales for the nine months ended September 30, 2005 was $12,997,000 or 53.1% as compared to $9,295,000 or 54.6% of net sales for the nine months ended September 30, 2004. Gross profit on net sales for the quarter ended September 30, 2005 was $6,653,000 or 53.4% as compared to $3,175,000 or 53.4% of net sales for the three months ended September 30, 2004. Gross profit dollars are higher for the three and nine months ended September 30, 2005 than in the same period for 2004 primarily due to the inclusion of Willtek's results of operations for the three month period ended September 30, 2005 and an overall increase in sales volume in 2005. There was no change in gross profit percentage for the three months ended September 30, 2005 as compared to the same period for 2004. However, the gross profit percentage for the nine months ended September 30, 2005 was slightly lower than that of the same period for 2004 due to higher manufacturing labor and direct overhead costs, and the product mix being sold during this period being of a slightly lower margin. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the nine months ended September 30, 2005 were $9,926,000 or 40.6% of net sales as compared to $7,293,000 or 42.9% of net sales for the nine months ended September 30, 2004. Operating expenses for the quarter ended September 30, 2005 were $6,015,000 or 48.3% of net sales as compared to $2,247,000 or 37.8% of net sales for the quarter ended September 30, 2004.

For the three months ended September 30, 2005 as compared to the same period of the prior year, operating expenses increased in dollars by $3,768,000. This increase is primarily due to the inclusion of Willtek's operating expenses for the quarter ended September 30, 2005 of $3,742,000 and the estimated quarterly non-cash amortization of intangible assets related to the acquisition of Willtek of $500,000. These increases are partially offset by an overall reduction in operating expenses across all business groups resulting from the Company's implementation of an effective cost reduction plan and ongoing operational synergies, including last year's consolidation of the Microlab facility to Parsippany.

For the nine months ended September 30, 2005 as compared to the same period in the prior year, operating expenses increased in dollars by $2,633,000. This increase is primarily due to the inclusion of Willtek's operating expenses for the three-month period ending September 30, 2005 of $3,742,000 and the estimated quarterly non-cash amortization of intangible assets related to the acquisition of Willtek of $500,000. These increases are partially offset by an overall reduction in operating expenses across all business groups resulting from the Company's implementation of an effective cost reduction plan and ongoing operational synergies, including last year's consolidation of the Microlab facility to Parsippany. Additionally, there was a one-time payout in the first quarter of 2004 to the Company's former Chief Executive Officer of $685,000, which increased operating expenses in 2004.

Interest income decreased by $15,000 and $165,000 for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding periods of the previous year. These decreases were primarily due to lower returns in a working capital management account, classified as cash equivalents, due to the fact that they were highly liquid and readily convertible to cash and were intended to be liquidated by the Company on a short-term basis.

For the three months ended September 30, 2005, other income decreased by $36,000. This was primarily due to currency exchange losses related to the inclusion of Willtek and decreased gains in the current year in the Company's working capital management account. For the nine months ended September 30, 2005, other income increased by $160,000. This was primarily due to realized losses of short-term bonds in the above-mentioned working capital management account in the second quarter of 2004.

Net income increased to $2,753,000, or $.14 per share (diluted), for the nine months ended September 30, 2005 as compared to $1,619,000, or $.09 per share (diluted) for the nine months ended September 30, 2004. The Company realized net income for the quarter ended September 30, 2005 of $624,000 or $.02 per share (diluted) as compared to $785,000 or $.05 per share (diluted) for the three months ended September 30, 2004. The explanation of these changes can be derived from the analysis given above of operations for the three and nine month periods ending September 30, 2005 and 2004, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

The Company's working capital has increased by $35,000 to $23,595,000 at September 30, 2005, from $23,560,000 at December 31, 2004. At September 30, 2005 the Company had a current ratio of 4.0 to 1, and a ratio of debt to net worth of 0.48 to 1. At December 31, 2004 the Company had a current ratio of 9.6 to 1, and a ratio of debt to net worth of 0.20 to 1. In 2005, the Company's current ratio was affected by current liabilities assumed and cash paid for the acquisition of Willtek.

The Company realized cash provided by operations of $1,058,000 for the nine-month period ending September 30, 2005. The primary source of these funds was provided by net income of $2,753,000, a non-cash adjustment for depreciation and amortization of $1,244,000 and a decrease in inventories of $280,000, partially offset by an increase in accounts receivable of $2,038,000 and a decrease in accounts payable and accrued expenses of $1,315,000.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

Operating activities provided $234,000 in cash flows for the comparable period in 2004. The source of these funds was primarily due to net income of $1,619,000, deferred income taxes of $385,000 and a non-cash adjustment for depreciation and amortization of $349,000, partially offset by an increase in accounts receivable of $784,000, a decrease in income taxes payable of $539,000, an increase in inventories of $467,000 and a decrease in accounts payable and accrued expenses of $464,000.

Net cash used for investing activities for the nine months ended September 30, 2005 was $2,696,000. The primary use of these funds was costs associated with the acquisition of Willtek, net of the cash acquired at July 1, 2005, of $2,001,000 and capital expenditures of $541,000. For the nine months ended September 30, 2004, net cash used for investing activities was $844,000. The primary use of these funds was capital expenditures.

Net cash used for financing activities for the nine months ended September 30, 2005 was $1,395,000. The primary use of these funds was for dividends paid in the amount of $1,621,000, partially offset by proceeds from the exercise of stock options in the amount of $262,000. Net cash used for financing activities in the same period of 2004 was $1,078,000. The primary use of these funds in 2004 was for dividends paid of $1,542,000, partially offset by proceeds from the exercise of stock options in the amount of $493,000.

The Company anticipates that its resources provided by its cash flow from operations will be sufficient to meet its financing requirements for at least the next twelve-month period. This takes into consideration the cash requirements relating to the acquisition of Willtek on July 1, 2005. The Company does not believe it will need to borrow funds during the next twelve-month period.

INFLATION  AND  SEASONALITY
---------------------------

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 1, 2005, the Company issued 1,527,333 Shares and 6,472,667 Shares of its Common Stock to Damany Holding GmbH and Investcorp Technology Ventures, LP, respectively, in connection with the acquisition of Willtek Communications GmbH ("Willtek"). See Note 6 - Willtek Acquisition for information regarding the acquisition of Willtek. These issuances were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.  OTHER INFORMATION

     None.

Item 6.  EXHIBITS

Exhibit No.    Description
-----------    -----------
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

11.1           Computation of per share earnings

31.1 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

______________________
* Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated March 29, 2005, and incorporated herein by reference.
** Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated
   July 1, 2005, and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WIRELESS TELECOM GROUP, INC.
                                   ----------------------------------
                                   (Registrant)


Date:  November 9, 2005            /S/Paul Genova
                                   ----------------------------------
                                   Paul Genova
                                   (Interim) Chief Executive Officer



Date:  November 9, 2005            /S/Paul Genova
                                   ----------------------------------
                                   Paul Genova
                                   President, Chief Financial Officer

                                  EXHIBIT LIST


Exhibit No.    Description
-----------    -----------
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

11.1           Computation of per share earnings

31.1 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

______________________
* Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated March 29, 2005, and incorporated herein by reference.
** Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated
   July 1, 2005, and incorporated herein by reference.