Form 10-K
period 2005-12-31
WIRELESS TELECOM GROUP INC
filed 2006-03-31
CIK 878828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(973) 386-9696
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

none

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No

The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, held by non-affiliates computed by reference to the closing price as reported by AMEX on March 29, 2006: $58,353,542

Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 29, 2006: 19,069,785

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Items 10, 11, 12, 13 and 14	In the Company’s Definitive Proxy Statement in connection with its 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than May 1, 2006.
Part IV — Certain exhibits listed in response to Item 15(a)(3)	Prior filings made by the Company under the Securities Act of 1933 and the Securities Exchange Act of 1934.

TABLE OF CONTENTS

PART I

PART I

Item 1.	Business

Wireless Telecom Group, Inc., a New Jersey corporation (the ‘‘Company’’), develops, manufactures and markets a wide variety of electronic noise sources, passive microwave components and electronic testing and measuring instruments including power meters, voltmeters and modulation meters, and handset production testers for wireless products. The Company’s products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communications systems, and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN), digital television and high-speed digital design. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc. The corporate website address is www.wtt.bz.

On July 1, 2005, the Company acquired Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany (‘‘Willtek’’), for the net purchase price of $26,059,826. The acquisition of Willtek was recorded under the purchase method of accounting for financial statement purposes. As such, Willtek’s financial information is only included in the consolidated balance sheet as of December 31, 2005 and in the consolidated statements of operations and cash flows for the six-month period from the date of acquisition, July 1, 2005 to December 31, 2005.

On December 21, 2001, the Company acquired Microlab/FXR, a private entity, for the net purchase price of $3,800,000 in cash. The acquisition of Microlab/FXR was recorded under the purchase method of accounting for financial statement purposes.

On July 7, 2000, a newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton Electronics Corporation (‘‘Boonton’’), a public entity. Each share of Boonton common stock was converted into .79 shares of the Company’s common stock with aggregated consideration totaling 1,885,713 shares of Wireless common stock. The merger was accounted for as a pooling of interests.

Market

Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments to various customers. Approximately 87% of the Company’s sales in fiscal 2005 were derived from commercial applications. The remaining sales (approximately 13%) were comprised of sales made to the United States Government (particularly the armed forces) and prime defense contractors.

Products

Noise source products are primarily used as a method of testing to determine if sophisticated communications systems are capable of receiving the information being transmitted. The widest application for the Company’s noise source products are as a reference standard in test instruments which measure unwanted noise and interference in devices and components utilized in a variety of communications equipment.

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

Coupled with other electronic devices, noise generators are also an effective means of jamming, blocking and disturbing enemy radar and other communications, as well as insulating and protecting friendly communications. In the jamming mode, the Company’s noise source products block out or disrupt unwanted radar and radio transmissions generally without being detected.

The Company’s noise source products are used in radar systems as part of built-in test equipment to continuously monitor the radar receiver and in satellite communications where the use of back-up receivers are becoming more common as the demand for communication availability and reliability is increasing. Testing by the Company’s noise source products assures that the back-up receiver is always functional and ready should the communication using the first receiver fail. The Company’s noise source products can test satellite communication receivers for video, telephone and data communications.

The Company also offers a line of broadband test equipment serving the Cable Television and Cable Modem industries. Test instruments from the broadband product line are measurement solutions for CATV equipment, Data-Over-Cable (‘‘DOCSIS’’) and Digital TV.

The Company’s noise source products range from relatively simple items with no control mechanisms or auxiliary components to complex, automated components containing computerized or microprocessor based controls.

The Company, through Boonton, designs and produces electronic testing and measuring instruments including power meters, voltmeters, capacitance meters, audio and modulation meters and VXI products. These products measure the power of RF and microwave systems used by the military and commercial sectors. Further, the Company’s products are also used to test terrestrial and satellite communications, radar, telemetry and personal communication products. Recent models are microprocessor controlled and are often used in computerized automatic testing systems. Certain power meter products are designed for measuring signals based on wideband modulation formats, allowing a variety of measurements to be made, including maximum power, peak power, average power and minimum power.

The Company, through Microlab/FXR, designs and manufactures high-power, passive microwave components for the wireless infrastructure market and for other commercial, aerospace and military markets. The Company’s products are used in microwave systems, UMTS, PCS and cellular communications base stations, television transmitters, avionic systems and medical electronics. These types of products serve the needs of the in-building distributed antenna systems market, which facilitates seamless wireless coverage throughout the insides of buildings and building complexes.

The Company, through Willtek, specializes in the design, development, manufacture, installation, and operation of instruments that test wireless communications networks and mobile terminals at their radio frequency interface for quality of transmission and reception. The Company’s test and measurement products serve two primary market applications, terminal testing (‘‘Terminal Test’’) and air interface testing (‘‘Air Interface Test’’). The Company’s Terminal Test products include testing equipment, test applications and services for wireless network operators, service providers and manufacturers of mobile communications equipment. The Company’s Air Interface Test products are field instruments used to test base station radio frequency, cell coverage and network radio frequency performance.

Further, through Willtek, the Company also manufactures a general-purpose spectrum analyzer for radio frequency applications, which produces a graphical representation of a radio signal and displays a range of wavelengths in a frequency domain.

The Company’s products come in various sizes, styles and models with varying degrees of capabilities and can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. Prices of products range from approximately $100 to $100,000 per unit, with most sales occurring between $2,000 and $10,000 per unit.

The Company’s products have extended useful lives and the Company provides for its noise and power products, recalibration services to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 2% of fiscal 2005 sales.

Marketing and Sales

As of March 27, 2006, the Company’s in-house marketing and sales force consisted of fifty-two individuals. The Company promotes the sale of its products to customers and manufacturers’ representatives through its product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions. The Company believes that extensive advertising is a major factor in generating in-house sales.

The Company’s products are sold globally through its in-house sales people and by over sixty non-exclusive manufacturers’ representatives. Generally, manufacturers’ representatives do not stock inventories of the Company’s products. Manufacturers’ representatives accounted for an aggregate of 73% and 72% of the Company’s sales for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, no representative accounted for more that 10% of total sales. In 2004, one representative accounted for more than 10% of total sales. The Company does not believe that, although there can be no assurance, the loss of any or all of its representatives would have a material adverse affect on its business.

The Company’s relationship with its representatives is usually governed by written contracts that either run for one-year renewable periods terminable by either party on 60 days prior notice or have indefinite lives terminable by either party on 60 days prior notice. The contracts generally provide for exclusive territorial and product representation and prohibit the handling of competing products. The Company continually reviews and assesses the performance of its representatives and makes changes from time to time based on such assessments.

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

Customers

Since its inception in 1985, the Company has sold its products to more than 3,000 customers. The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors, which incorporate the Company’s products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 2005, approximately 87% of sales were derived from commercial applications. The remaining sales were comprised of government and military applications.

For fiscal 2005, the Company’s largest customer accounted for approximately 3% of total sales. The Company’s largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse effect on its business.

Sales to overseas customers for fiscal 2005 were $17,642,000, or approximately 45% of total sales. These sales were made predominantly to customers in Europe ($10,722,000 or 28% of total sales) and Asia ($5,828,000 or 15% of total sales).

Research and Development

The Company currently maintains an engineering staff (fifty one individuals as of March 27, 2006) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering support personnel and were approximately $4,389,000 and $1,946,000, for the years ended December 31, 2005 and 2004, respectively.

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

Backlog

The Company’s backlog of firm orders was approximately $8,100,000 at December 31, 2005, compared to approximately $5,000,000 at December 31, 2004. It is anticipated that the majority of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

The Company purchases components, devices and subassemblies from a wide variety of sources. For example, its noise source diodes, a key component in all of its noise source products, are made by third parties in accordance with the Company’s designs and specifications. The Company’s inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company’s operations. Two third party suppliers each accounted for more than 10% of the Company’s total inventory purchases for fiscal 2005.

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

Warranty and Service

The Company provides one-year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required outside the warranty period are not covered by the Company’s warranty.

In cases of defective products, the customer typically returns them to the Company’s facility. The Company’s service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company’s plants, and the Company charges its customers a fee for those service items that are not covered by warranty. The Company, along with its subsidiary Microlab/FXR, usually does not offer their customers any formal written service contracts. However, Boonton and Willtek do offer its customers formal written service contracts for a fee.

Product Liability Coverage

The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability by customers and others. Claims may be asserted against the Company by end-users of any of the Company’s products. The Company has maintained product liability insurance coverage since August 1991. To date, the Company has not received or encountered any formal claims for product liability due to a defective or malfunctioning device made by it. However, it is possible that the Company may be subject to such claims in the future and corresponding litigation should one or more of its products fail to perform or meet certain minimum specifications.

Intellectual Property

Proprietary information and know-how are important to the Company’s commercial success. The trademark ‘‘Boonton’’ was registered in the United States Patent and Trademark Office. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. Certain key employees have signed confidentiality and non-competition agreements regarding the Company’s proprietary information. The Company’s Willtek business segment holds twelve patents and utility models (covering eight products/technologies), four of which are in the United States. Such patent applications and patents cover a wide range of products and technologies and have various expiration dates.

The Company believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Environmental Protection

The New Jersey Department of Environmental Protection (the ‘‘NJDEP’’) had conducted an investigation in 1982 concerning disposal at a facility in New Jersey previously leased by the Company’s Boonton operations. Involved were certain materials formerly used by Boonton’s manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978. The Company has cooperated with the NJDEP investigation and has been diligently pursuing the matter in an attempt to resolve it as rapidly as NJDEP operating procedures permit. The above referenced activities were conducted by Boonton prior to the acquisition of that entity in 2000.

The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time, which the Company is unable to predict, that contamination levels are satisfactory to the NJDEP. Expenditures incurred by the Company during the year ended December 31, 2005 in connection with the site amounted to approximately $13,000. The Company estimates that expenditures in this regard, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately $14,000 per annum until the NJDEP determines that testing is complete.

Employees

As of March 27, 2006, the Company had 229 full-time employees, including its officers, 101 of whom are engaged in manufacturing and repair services, 25 in administration and financial control, 51 in engineering and research and development, and 52 in marketing and sales.

The Company considers its relationship with its employees to be satisfactory.

The design and manufacture of the Company’s products require substantial technical capabilities in many disparate disciplines, from mechanics and computer science to electronics and mathematics. While the Company believes that the capability and experience of its technical employees compares favorably with other similar manufacturers, there can be no assurance that it can retain existing employees or attract and hire the highly capable technical employees it may need in the future on terms deemed favorable to the Company.

Item 1A.    Risk Factors

We face intense competition, which could result in lower revenues, higher research and development expenditures and adversely affect our results of operations.

We operate in industries characterized by aggressive competition, rapid technological change, evolving technology standards and short product life cycles. Many of our competitors utilize similar technologies to ours and have substantially greater resources and expertise in financial, technical and marketing areas than we have. Our competitors may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented.

To remain competitive, we must continue to develop, market and sell new and enhanced products at competitive prices, which will require significant research and development expenditures. If we do not develop new and enhanced products or if we are not able to invest adequately in our research and development activities, our business, financial condition and results of operations could be negatively impacted.

Unless we keep pace with changing technologies, we could lose customers and fail to win new customers.

Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements to these new products and services in order to address the changing needs of the marketplace. We may not be able to accurately predict which technologies customers will support. If we do not introduce new products, services and enhancements in a timely manner, if we fail to choose correctly among technical alternatives or if we fail to offer innovative products and services at competitive prices, customers may forego purchases of our products and services and purchase those of our competitors.

Moreover, Willtek had no binding long-term contractual relationships with its customers at the time of the Willtek acquisition, and orders are made by Willtek's customers as and when their needs arise. Consequently, such customers may terminate their relationship with us at any time and without any notice. The failure of one or more of Willtek's customers to continue purchasing products and services from us could have a material adverse effect on our results of operations, financial condition and prospects.

If our products do not perform as promised, we could experience increased costs, lower margins and harm to our reputation.

The failure of our products to perform as promised could result in increased costs, lower margins and harm to our reputation. This could result in contract terminations and have a material adverse effect on our business and financial results.

The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability by customers and third parties.

Claims may be asserted against us by end-users of any of our products for liability due to a defective or malfunctioning device made by us, and we may be subject to corresponding litigation should one or more of our products fail to perform or meet certain minimum requirements. Such a claim and corresponding litigation could result in substantial costs, diversion of resources and management attention, termination of customer contracts and harm to our reputation.

If we fail to adequately manage our resources, it could have a severe negative impact on our financial results or stock price.

We could be subject to fluctuations in technology spending by existing and potential customers. Accordingly, we will have to actively manage expenses in a rapidly changing economic environment. This could require reducing costs during economic downturns and selectively growing in periods of economic expansion. If we do not properly manage our resources in response to these conditions, our results of operations could be negatively impacted.

Our customers and we are subject to various governmental regulations, compliance with which may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their distribution, and we could be subject to civil or criminal penalties.

Our businesses are subject to various significant international, federal, state and local regulations, including but not limited to health and safety, packaging, product content, labor and import/export regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations.

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenue associated with these customers.

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the U.S. government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations might result in suspension of these contracts, or administrative penalties.

Shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.

Our operations are dependent on the ability of suppliers to deliver quality components, devices and subassemblies in time to meet critical manufacturing and distribution schedules. If we experience any constrained supply of any such component parts, such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. There may be an increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results.

We could be subject to significant costs related to environmental contamination from past operations, and environmental contamination caused by ongoing operations could subject us to substantial liabilities in the future.

The New Jersey Department of Environmental Protection, or the NJDEP, had conducted an investigation in 1982 concerning disposal at a facility in New Jersey previously leased by our Boonton operations. Involved were certain materials formerly used by Boonton's manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978, prior to our acquisition of Boonton Electronics Corporation in 2000. We and the NJDEP have agreed on a plan to correct ground water contamination at the site, pursuant to which wells have been installed by us. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time, which we are unable to predict, that contamination levels are satisfactory to the NJDEP. While we anticipate that the expenditures in connection with the site will not be substantial in future years, if we fail to continue to comply with the NJDEP plan, we could be subject to significant future liabilities and may incur significant future expenditures in connection with the former Boonton site. Furthermore, the determination of the existence and cost of any additional contamination caused by us at any of our U.S. or foreign sites could involve costly and time-consuming negotiations and litigation. While we are not aware of any material liabilities associated with any potential contamination at any of our respective properties, subsurface contamination may exist, and we may be exposed to material liability as a result of the existence of that contamination under various international, federal, state and local laws governing the environment.

The loss of key personnel could adversely affect our ability to remain competitive.

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. However, other than our employment agreement with Mr. Johnson, our new Chief Executive Officer, and the severance agreement we entered into with Mr. Genova, we currently do not have any employment agreements with any of our executive officers. Although we have an employment agreement with Mr. Johnson, and a severance agreement with Mr. Genova, we cannot assure you that Messrs. Johnson or Genova or any of our other executive officers will remain employed by us. Moreover, the design and manufacture of our products require substantial technical capabilities in many disparate disciplines, from engineering, mechanics and computer science to electronics and mathematics. We believe that the continued employment of key members of our technical and sales staffs will be important to us but, as with our executive officers, we cannot assure you that they will remain employed by us.

Most of our employees are entitled to voluntarily terminate their relationship with us, typically without any, or with only minimal, advance notice. Moreover, in 2004 and 2005, we mutually terminated the employment of several of our executive officers, including three individuals who served as our Chief Executive Officer and our Executive Vice President of Marketing, as well as various other officers. The process of finding additional trained personnel to carry out our strategy and business could be lengthy, costly and disruptive. We might not be able to retain the services of all of our key employees or a sufficient number of them to execute our business plan and strategy.

Third parties could claim that we are infringing on their intellectual property rights, such as one Germany-based company that made intellectual property allegations against Willtek, which could result in substantial costs, diversion of significant managerial resources and significant harm to our reputation.

The industries in which our company operates are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies in various jurisdictions that are important to our business.

In late September 2004, Willtek received written notice from a large, Germany-based company alleging that certain products of Willtek utilize (without license) intellectual property for mobile phone measuring instruments that are the subject of certain European patents owned by such company (the ‘‘IP Allegations’’). We are currently in the process of investigating the IP Allegations. Our purchase agreement in connection with the acquisition of Willtek, among other things, provides for our right to seek indemnification from the former Willtek shareholders for certain liabilities arising from or related to the IP Allegations. However, such provisions may not adequately protect us in all circumstances, and we could potentially incur substantial liability and expenses, and our business, results of operations and financial condition could be materially adversely affected, in the event the Germany-based company asserts a successful claim of infringement against us.

Misappropriation of our intellectual property could harm our reputation, affect our competitive position and cost money.

We believe that our intellectual property, including its methodologies, is critical to our success and competitive position. We rely on a combination of U.S. and foreign patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. If we are unable to protect our intellectual property against unauthorized use by third parties, our reputation among existing and potential customers could be damaged and our competitive position adversely affected.

Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Our strategies to deter misappropriation could be undermined if:

•	the proprietary nature or protection of our methodologies is not recognized in the United States or foreign countries;

•	third parties misappropriate our proprietary methodologies and such misappropriation is not detected; and

•	competitors create applications similar to ours but which do not technically infringe on our legally protected rights.

If these risks materialize, we could be required to spend significant amounts to defend our rights and divert critical managerial resources. In addition, our proprietary methodologies may decline in value or our rights to them may become unenforceable. If any of the foregoing were to occur, our business could be materially adversely affected.

The success of our strategic plan to grow sales and develop relationships in Europe and Asia may be limited by risks related to conducting business in European and Asian markets.

Part of our strategy is to increase sales and build additional relationships in European and Asian markets as a result of the Willtek acquisition through Willtek’s experience in marketing and distributing products and developing strategic relationships in European and Asian markets. Risks inherent in marketing, selling and developing relationships in European and Asian markets include those associated with:

•	economic conditions in European and Asian markets, including the impact of recessions in European and Asian economies and fluctuations in the relative values of the U.S. dollar, the euro and Asian currencies;

•	taxes and fees imposed by European and Asian governments that may increase the cost of products and services;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	seasonal reductions in business activities in some parts of the world;

•	laws and regulations imposed by individual countries and by the European Union, particularly with respect to intellectual property, license requirements and environmental requirements; and

•	political and economic instability, terrorism and war.

In addition, European and Asian intellectual property laws are different than and may not protect our proprietary rights to the same extent as do U.S. intellectual property laws, and we will have to ensure that our intellectual property is adequately protected in foreign jurisdictions and in the United States. If we do not adequately protect our intellectual property rights, competitors could use our proprietary technologies in non-protected jurisdictions and put us at a competitive disadvantage.

The new requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will increase our operating expenses, and our acquisition of Willtek has increased the cost of compliance and increased the risk of achieving timely compliance.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a review of our internal control systems and procedures and considering improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of our fiscal year ending December 31, 2007. This evaluation process will require us to hire additional personnel and outside advisory service firms and will result in additional accounting and legal expenses, all of which will cause our operating expenses to increase. In addition, the evaluation and attestation processes required by Section 404 are new and untested, and we may encounter problems or delays in completing the implementation of improvements and receiving a favorable review and attestation by our independent auditors. Our acquisition of Willtek has increased the cost and complexity of our compliance under Section 404 and increased the risk of achieving timely compliance.

The significant direct and indirect costs of the Willtek acquisition and integration could adversely affect our financial performance.

We incurred approximately $3.0 million of costs in connection with the Willtek acquisition, including:

•	costs associated with integrating the businesses of the combined company;

•	the fees of Capitalink, L.C. in connection with its delivery of a fairness opinion to our board of directors;

•	costs and expenses for services provided by our lawyers, accountants and other professionals in connection with the Willtek acquisition; and

•	the reasonable transaction expenses incurred by the former Willtek shareholders and Willtek that are related to the Willtek acquisition, up to a maximum amount of $1.0 million.

The transaction costs and expenses attributable to financial advisory, legal and accounting services incurred by us and the transaction expenses incurred by the former Willtek shareholders and Willtek that were paid by us under the terms of the Willtek stock purchase agreement will be capitalized as a component of the purchase price. Goodwill associated with the Willtek acquisition will be required to be tested at least annually for impairment, and we will be required to record a charge to earnings, in an amount that is not currently estimable, if there is an impairment in the value of such goodwill at a later date. Other intangible assets acquired in connection with the Willtek acquisition will be amortized over their estimated useful lives.

As a result of the acquisition of Willtek, we have become a substantially larger and geographically dispersed organization, and if our management is unable to effectively manage the combined company going forward, our operating results will suffer.

As a result of the Willtek acquisition, we acquired approximately 146 new employees, most of whom are located in Germany. Prior to the Willtek acquisition, most of our employees were based at our headquarters in Parsippany, New Jersey. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically dispersed organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

The concentration of ownership of our outstanding common stock with the former Willtek shareholders following the Willtek acquisition, as well as certain provisions of the shareholders' agreement we entered into with the former Willtek shareholders at the closing of the Willtek acquisition, enables the former Willtek shareholders to significantly influence the outcome of all matters, transactions and corporate actions that require approval of our shareholders.

The former Willtek shareholders, together, beneficially own approximately 31% of the outstanding shares of our common stock. Under the terms of the shareholders' agreement we entered into with the former Willtek shareholders at the closing of the Willtek acquisition, designees of Investcorp occupy two of seven seats on our board of directors, including the position of Chairman of the Board. Additionally, at each annual meeting, Investcorp is entitled to designate to our nominating committee up to two candidates for nomination for election to our seven-member board of directors, for so long as Investcorp's beneficial ownership levels exceed certain percentage thresholds. In addition, until the earlier of the second anniversary of the closing date of the Willtek acquisition or the date on which Investcorp no longer has the right to designate director candidates for nomination under the terms of the shareholders' agreement, in any election of directors, the former Willtek shareholders will be required to vote their shares for the election of Investcorp's director nominees and for the election of each of the other director candidates nominated by our board, subject to certain exceptions.

The post-acquisition concentration of ownership of our outstanding common stock with the former Willtek shareholders, combined with Investcorp's right to designate director candidates for nomination and the former Willtek shareholders’ voting obligations in the election of directors under the terms of the shareholders' agreement, enables the former Willtek shareholders to significantly influence the outcome of all matters, transactions and corporate actions that require approval of our shareholders, including the election and removal of directors and mergers or other business combination transactions, and could have the effect of delaying or preventing a change-in-control of the company or otherwise discourage a potential acquirer from attempting to obtain control of the company. This, in turn, could have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company leases a total of approximately 120,000 square feet of space worldwide. The Company’s foreign facility in Ismaning, Germany occupy approximately 72,600 square feet. The lease terminates on December 31, 2008 and can be renewed for two five-year periods twelve months prior to the end of the expiring term.

In September 2002, the Company relocated its corporate headquarters and noise generation operations to the 45,700 square foot facility occupied by Boonton in Hanover Township, Parsippany, New Jersey. The term of this lease agreement is for ten years ending September 30, 2011. The lease also contains an option to terminate effective September 30, 2006.

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

Reference is made to the discussion in Item 1 above regarding an investigation by the NJDEP concerning certain discontinued practices of the Company and their effect on the soil and ground water at a certain facility formerly occupied by the Company. No administrative or judicial proceedings have been commenced in connection with such investigation. The owner of the Parsippany-Troy Hills facility has notified the Company, that if the investigation proves to interfere with the sale of the property, it may seek to hold the Company liable for any resulting damages. Since May 1983, the owner has been on notice of this problem and has failed to institute any legal proceedings with respect thereto. While this does not bar the owner from instituting a suit, it is the opinion of the Company’s legal counsel that it is doubtful that the owner would prevail on any claim due to the fact that such a claim would be barred by the statute of limitations. There are no other material legal proceedings known to the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company has traded on the American Stock Exchange under the name Wireless Telecom Group, Inc. (Symbol: WTT) since September 12, 1994. The following table sets forth the high and low sales prices of the Company’s Common Stock for the periods indicated as reported on the American Stock Exchange.

2005 Fiscal Year	High	Low
1st Quarter	$3.04	$2.42
2nd Quarter	2.84	2.40
3rd Quarter	3.08	2.55
4th Quarter	2.75	2.14
2004 Fiscal Year
1st Quarter	$3.85	$2.70
2nd Quarter	3.33	2.75
3rd Quarter	2.92	2.30
4th Quarter	3.15	2.32

On March 29, 2006, the closing price of the Common stock of the Company as reported was $3.06. On March 29, 2006, the Company had 620 stockholders of record.

The table below details quarterly dividends declared for the past two years.

Quarterly Dividends Per Share

	1st	2nd	3rd	4th
2005	$.03	$.03	$.03	$.03
2004	$.03	$.03	$.03	$.03

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	1,251,630	$2.51	1,998,370
Equity compensation plans not approved by security holders	—	—	—
Total	1,251,630	$2.51	1,998,370

Item 6.	Selected Financial Data

The selected financial data presented below as of December 31, 2005, 2004, 2003, 2002 and 2001 was derived from the Company’s financial statements. The Selected Statement of Operations Data and the Selected Per Share Data for 2005, 2004 and 2003 and 2002 includes the results of Microlab/FXR. The Selected Balance Sheet Data for 2005, 2004, 2003 and 2002 also includes the balances of Microlab/FXR. The Selected Statement of Operations Data and the Selected Per Share Data for 2005 includes the results of Willtek for the six-months ended December 31, 2005. The Selected Balance Sheet Data for 2005 also includes the balances of Willtek. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K.

Selected Statement of Operations Data:	2005	2004	2003	2002	2001
Net sales	$38,770,644	$22,105,207	$19,724,240	$20,747,707	$19,041,838
Income before income taxes	$4,582,198	2,620,877	2,575,577	2,590,768	3,279,271
Provision for income taxes	1,038,234	289,400	812,582	823,150	2,062,000
Net income	3,543,964	2,331,477	1,762,995	1,767,618	1,217,271
Selected Per Share Data:
Net income per common share – diluted	$.16	$.13	$.10	$.10	$.07
Shares used in computation of earnings per share – diluted	21,696,981	17,578,185	17,113,472	17,340,264	18,046,498
Cash dividends per common share	$.12	$.12	$.09	$.08	$.04
Selected Balance Sheet Data:
Working capital	$17,906,791	$23,559,525	$23,971,858	$23,510,803	$23,318,264
Total assets	79,293,850	35,406,868	33,624,211	32,215,596	32,905,258
Total liabilities	26,682,317	5,928,036	5,404,159	4,328,638	4,798,158
Shareholders’ equity	52,611,533	29,478,832	28,220,052	27,886,958	28,107,100

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Wireless Telecom Group, Inc., and its operating subsidiaries, (collectively, the ‘‘Company’’), develop, manufacture and market a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters, high-power passive microwave components and handset production testers for wireless products. The Company’s products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2005 and 2004 (ii) Consolidated Statements of Operations for each of the years ended December 31, 2005, 2004 and 2003 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts, including, without limitation, the statements under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘anticipates’’ or ‘‘continues’’ or the negative thereof of other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, continued ability to maintain positive cash flow from results of operations, continued evaluation of goodwill for impairment and the Company’s development and production of competitive technologies in our market sector, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange

Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

Critical Accounting Policies

Management’s discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of the Company’s critical accounting policies, defined as those policies that the Company believes are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Estimates and assumptions are made by management to assess the overall likelihood that an accounting estimate or assumption may require adjustment. Management assumptions have been reasonably accurate in the past, and future estimates or assumptions are likely to be calculated on the same basis.

Allowances for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A key consideration in estimating the allowance for doubtful accounts has been, and will continue to be, our customer’s payment history and aging of its accounts receivable balance. For example, each additional 1% allowance required on our accounts receivable would reduce our income by approximately $82,000.

Income taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, the Company establishes a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if the ultimate tax liability differs from the periodic tax provision reflected in the consolidated statements of operations, additional tax expense may be recorded. Our deferred tax asset at December 31, 2005, aggregates approximately $951,000. We must continue to be profitable in order to be able to utilize this asset in future periods.

Valuation of long-lived assets

The Company assesses the potential impairment of long-lived tangible and intangible assets, subject to amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These assets, other than goodwill, are reviewed for impairment not less than annually and whenever events or changes in circumstances indicate that the carrying value of any such asset may be impaired. The Company’s management evaluates the recoverability of such assets by estimating future cash flows. If the sum of the undiscounted cash flows, expected to result from the use of the assets and their eventual disposition, is less than the carrying amount of the assets, management will recognize an impairment loss to the extent of the excess of the carrying amount of the assets over the fair value of the assets.

SFAS No. 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired on an annual basis unless events or circumstances warrant a more frequent assessment. The impairment assessment involves, among other things, an estimation of the fair value of the reporting unit based on the discounted cash flow methodology. Significant assumptions used in our analysis include annual revenue growth rate from 8% to 18% and a discount rate of approximately 18%. If the assessment indicates that the fair value is less than the carrying value, then the goodwill would be subject to an impairment loss adjustment.

If the impairment review of goodwill, intangible assets subject to amortization, and other long-lived assets differ significantly from actual results, it could have a material adverse effect on the Company’s results of operations and financial condition. For example, a 1% impairment adjustment on goodwill and other intangibles would reduce income by approximately $240,000 and $139,000, respectively.

Results Of Operations
Year Ended December 31, 2005 Compared to 2004

Net sales for the year ended December 31, 2005 were $38,770,644 as compared to $22,105,207 for the year ended 2004, an increase of $16,665,437 or 75.4%. This increase was primarily the result of the inclusion of Willtek’s sales for the six-month period ended December 31, 2005, as well as an overall increase in sales activity in 2005.

The Company’s gross profit on net sales for the year ended December 31, 2005 was $20,887,070 or 53.9% as compared to $11,783,291 or 53.3% as reported in the previous year. Gross profit margins are slightly higher in 2005 than in 2004 primarily due to higher sales volume resulting from the inclusion of Willtek, whose products generally contribute higher gross profit margins within the Company’s product mix, the result of increased overall demand for the Company’s products, and lower manufacturing labor and direct overhead costs. Prices have remained relatively stable along with modest increases in manufacturing labor costs. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the year ended December 31, 2005 were $16,527,603 or 42.6% of net sales as compared to $9,461,819 or 42.8% of net sales for the year ended December 31, 2004. For the year ended December 31, 2005 as compared to the prior year, operating expenses increased in dollars by $7,065,784. This increase is primarily due to the inclusion of Willtek’s operating expenses for the six months ended December 31, 2005 of $7,888,466 and the six-month non-cash amortization of intangible assets related to the acquisition of Willtek of $590,000. These increases are partially offset by an overall reduction in operating expenses across all business groups resulting from the Company’s implementation of an effective cost reduction plan and ongoing operational synergies, including last year’s consolidation of the Microlab facility to Parsippany.

Interest income decreased by $136,215 for the year ended December 31, 2005. This decrease was primarily due to decreased returns on short-term investments in 2005. Other income increased by $56,384 for the year ended December 31, 2005. This increase was primarily due to realized losses in 2004 in a working capital management account, classified as cash equivalents due to the fact that they were highly liquid and readily convertible to cash, and intended to be liquidated by the Company on a short-term basis.

Net income was $3,543,964 or $.16 per share on a diluted basis, for the year ended December 31, 2005 as compared to $2,331,477 or $.13 per share on a diluted basis, for the year ended December 31, 2004, an increase of $1,212,487 or 52.0%. The increase was primarily due to the increased sales as mentioned above.

Results Of Operations
Year Ended December 31, 2004 Compared to 2003

Net sales for the year ended December 31, 2004 were $22,105,207 as compared to $19,724,240 for the year ended 2003, an increase of $2,380,967 or 12.1%. This increase was primarily the result of increased sales activity in 2004 of the Company’s peak power meter instruments — mainly due to product upgrades, as well as a general economic improvement in the test and measurement industry for all of the Company’s product lines.

The Company’s gross profit on net sales for the year ended December 31, 2004 was $11,783,291 or 53.3% as compared to $10,259,362 or 52.0% as reported in the previous year. Gross profit margins are higher in 2004 than in 2003 primarily due to higher sales volume, the result of increased demand for the Company’s products, and lower manufacturing labor and direct overhead costs. Additionally, the Company completed its consolidation in the third quarter of 2004, thus lowering duplicate overhead costs. Prices have remained relatively stable along with modest increases in manufacturing labor costs. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the year ended December 31, 2004 were $9,461,819 or 42.8% of net sales as compared to $8,125,284 or 41.2% of net sales for the year ended December 31, 2003. For the year ended December 31, 2004 as compared to the prior year, operating expenses increased in dollars by $1,336,535. The increases in amount and percentage are primarily due to a one-time payout to the Company’s former CEO, increased efforts in sales and marketing in 2004 including the addition of sales personnel, and an increased marketing campaign.

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

Net income was $2,331,477 or $.13 per share on a diluted basis, for the year ended December 31, 2004 as compared to $1,762,995 or $.10 per share on a diluted basis, for the year ended December 31, 2003, an increase of $568,482 or 32.2%. The increase was primarily due to the increased sales and gross profit margins as discussed above.

Liquidity and Capital Resources

The Company’s working capital has decreased by $5,652,734 to $17,906,791 at December 31, 2005, from $23,559,525 at December 31, 2004. At December 31, 2005, the Company had a current ratio of 2.4 to 1, and a ratio of debt to tangible net worth of 1.82 to 1. At December 31, 2004, the Company had a current ratio of 9.6 to 1, and a ratio of debt to net worth of .21 to 1. Both the decreases in working capital and current ratio and the increase in debt to net worth ratio are primarily due to the acquisition of Willtek.

Operating activities provided $3,841,083 in cash for the year ending December 31, 2005 compared to $2,281,169 and $2,661,582 in cash flows for the years ending December 31, 2004 and 2003, respectively. For 2005, cash provided by operations was primarily due to net income, a non-cash adjustment for depreciation and amortization, an increase in income taxes payable, a decrease in inventories, and a decrease in prepaid expenses and other current assets, partially offset by an increase in accounts receivable, a decrease in accounts payable and accrued expenses, and non-cash adjustments for provisions for pensions and similar obligations, warranty and inventory reserves and a deferred income tax benefit. For 2004, cash provided by operations was primarily due to net income, a decrease in prepaid expenses and other current assets, an increase in accounts payable and accrued expenses, and a non-cash adjustment for depreciation and amortization, partially offset by an increase in inventories and a non-cash adjustment for deferred income tax benefit. For 2003, cash provided by operations was primarily due to net income, an increase in accounts payable and accrued expenses, and a non-cash adjustment for depreciation and amortization, partially offset by an increase in inventories.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

The Company is aware of a potential event that might impact its liquidity in 2006, relating to the lease of the space it occupies in Hanover Township, Parsippany, New Jersey. The ten-year lease, which expires in 2011, provides for the Company, at its option, to terminate the lease on September 30, 2006. The exercise of this option requires a one-year advance notice and the payment of $205,500. At this time, the Company does not expect to exercise this option or have to pay this amount.

Net cash used for investing activities for 2005 amounted to $3,481,403 compared to $1,650,092 and $451,695 for the years ending December 31, 2004 and 2003, respectively. For the years ended December 31, 2005 and 2004, the primary use of cash was for costs associated with the acquisition of Willtek and capital expenditures. In 2003, the primary use of cash was for capital expenditures.

Net cash used for financing activities was $2,292,376, $1,113,026 and $1,467,302 for the years ending December 31, 2005, 2004 and 2003, respectively. In 2005, the primary use of this cash was for the payment of dividends and to satisfy a bank overdraft at Willtek. In 2004, the primary use of cash was for payment of dividends. In 2003, the primary uses of this cash were for the payment of dividends and for the acquisition of treasury stock. Cash outlays were partially offset by proceeds from the exercise of stock options in 2005, 2004 and 2003.

For details of dividends paid in the years ended December 31, 2005, 2004 and 2003, refer to Item 5.

Table of Contractual Obligations

			Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Mortgage	$3,045,394	$46,889	$163,860	$131,733	$2,702,912
Facilities Leases	5,826,660	1,438,162	3,550,665	837,833	—
Bank Note Payable	1,866,006	—	466,501	622,000	777,505
Operating/Equipment Leases	306,000	112,723	193,277	—	—
	$11,044,060	$1,597,774	$4,374,303	$1,591,566	$3,480,417

The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs.

Inflation and Seasonality

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s bank loan and the associated interest expense are not sensitive to changes in the level of interest rates. The Company’s note is interest free through June 2008 and will bear interest at the annual rate of 4% beginning July 2008. The note requires twelve half yearly payments beginning December 2008 until maturity at June 2014. As a result, the Company is not subject to market risk for changes in interest rates and will not be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

Foreign Exchange Rate Risk

The Company has one foreign subsidiary in Germany. The Company does business in more than fifty countries and currently generates approximately 45% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiary was $11.2 million at December 31, 2005, translated into US dollars at the closing exchange rates. The company also acquires certain inventory from foreign suppliers and, as such, faces risk due to adverse movements in foreign currency exchange rates.

These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the period ended December 31, 2005. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

Industry Risk

The electronic test and measurement industry is cyclical which can cause significant fluctuations in sales, gross profit margins and profits, from year to year. It is difficult to predict the timing of the changing cycles in the electronic test and measurement industry.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (‘‘SEC’’) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to Wireless Telecom Group, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b)    Changes in Internal Controls Over Financial Reporting

In connection with the evaluation required by paragraph (d)of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

As of March 2006, the audit committee is under going a self-evaluation. Each year, the committee will conduct a self-evaluation, which will aid the committee in assessing its strengths and weaknesses, and lay a foundation for future improvement.

.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2006 annual meeting of shareholders to be held on or about July 6, 2006 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 11.    Executive Compensation

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2006 annual meeting of shareholders to be held on or about July 6, 2006 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2006 annual meeting of shareholders to be held on or about July 6, 2006 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 13.    Certain Relationships and Related Transactions

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2006 annual meeting of shareholders to be held on or about July 6, 2006 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 14.    Principal Accountant Fees and Services

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2006 annual meeting of shareholders to be held on or about July 6, 2006 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm − Principal Auditors
Report of Independent Registered Public Accounting Firm − Other Auditors
Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Three Years in the Period ended December 31, 2005

Consolidated Statements of Changes in Shareholders’ Equity for the Three Years in the Period ended December 31, 2005

Consolidated Statements of Cash Flows for the Three Years in the Period ended December 31, 2005

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3)	Exhibits

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-laws (1)

3.3	Amendment to the Certificate of Incorporation (2)

3.4	Amendment to the Certificate of Incorporation (3)

4.2	Form of Stock Certificate (1)

10.1	Summary Plan Description of Profit Sharing Plan of the Registrant (1)

10.2	Incentive Stock Option Plan of the Registrant and related agreement (1)

10.3	Amendment to Registrant’s Incentive Stock Option Plan and related agreement (3)

10.4	Wireless Telecom Group, Inc. 2000 Stock Option Plan (4)

10.5	Stock Purchase Agreement dated December 21, 2001, by and among the Company, Microlab/FXR and Harry A. Augenblick (5)

10.6	Stock Purchase Agreement made as of December 21, 2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan (5)

10.7	Amended and Restated Stock Purchase Agreement, dated as of March 29, 2005, among the Company, Willtek Communications GmbH, Investcorp Technology Ventures, L.P., and Damany Holding GmbH (6)

10.8	Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek Communications GmbH and Wireless Telecom Group, Inc. (6)

10.9	Severance Agreement, dated March 29, 2005, between Wireless Telecom Group, Inc. and Paul Genova (8)

11.1	Computation of Per Share Earnings filed herewith

14	Code of Ethics (7)

23.1	Consent of Independent Registered Public Accounting Firm (Lazar Levine & Felix LLP) filed herewith as Exhibit 23.1

23.2	Consent of Independent Registered Public Accounting Firm (Ernst &Young AG) filed herewith as Exhibit 23.2

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.

(4)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 21, 2001, filed with the Commission on January 4, 2002 and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 29, 2005, filed with the Commission on March 29, 2005 and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 30, 2006	By: /s/ James M. Johnson James M. Johnson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Savio Tung	Chairman of the Board	March 30, 2006

Savio Tung

/s/ James M. Johnson	Chief Executive Officer and Vice Chairman of the Board	March 30, 2006

James M. Johnson

/s/ Paul Genova	President, Chief Financial Officer	March 30, 2006

Paul Genova

/s/ Henry Bachman	Director	March 30, 2006

Henry Bachman

/s/ John Wilchek	Director	March 30, 2006

John Wilchek

/s/ Michael Manza	Director	March 30, 2006

Michael Manza

/s/ Andrew Scelba	Director	March 30, 2006

Andrew Scelba

s/ Hazem Ben-Gacem	Director	March 30, 2006

Hazem Ben-Gacem

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Wireless Telecom Group, Inc.
Parsippany New Jersey

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, cash flows and the schedule listed in the accompanying index for each of the three years in the period ended December 31, 2005. These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits. We did not audit the financial statements of Willtek Communications GmbH, a wholly owned subsidiary acquired on July 1, 2005, which statements reflect total assets of $11,190,478 as of December 31, 2005, and total revenues of $15,192,614 for the period from acquisition to December 31, 2005. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Willtek Communications GmbH, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits and the report of the other auditors referred to above provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ Lazar, Levine and Felix LLP

New York, New York
March 31, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Willtek Communications GmbH

We have audited the accompanying consolidated balance sheets of Willtek Communications GmbH as of December 31 and July 1, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the six-month period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Willtek Communications GmbH at December 31 and July 1, 2005, and the consolidated results of its operations and its cash flows for the six-month period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young AG

Ernst & Young AG
Wirtschaftsprüfungsgesellschaft

Munich, Germany
March 31, 2006

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

-ASSETS-

	December 31,
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$13,851,120	$15,783,816
Accounts receivable—net of allowance for doubtful accounts of $377,543 and $190,155 for 2005 and 2004, respectively	7,869,537	3,196,750
Inventories	8,376,750	6,780,445
Deferred income taxes—current	198,266	198,266
Prepaid expenses and other current assets	873,053	338,144
TOTAL CURRENT ASSETS	31,168,726	26,297,421
PROPERTY, PLANT AND EQUIPMENT — NET	6,681,696	5,937,788
OTHER ASSETS:
Goodwill	24,066,284	1,351,392
Other intangible assets—net	13,910,000	—
Deferred income taxes—non-current	752,256	886,741
Other assets	2,714,888	933,526
TOTAL OTHER ASSETS	41,443,428	3,171,659
TOTAL ASSETS	$79,293,850	$35,406,868
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$3,655,008	$1,915,707
Accrued expenses and other current liabilities	4,873,939	778,704
Note payable—shareholder	4,145,400	—
Income tax payable	540,699	—
Current portion of mortgage payable	46,889	43,485
TOTAL CURRENT LIABILITIES	13,261,935	2,737,896
LONG TERM LIABILITIES:
Notes payable—bank	1,505,136	—
Deferred income taxes	4,896,936	—
Mortgage payable	2,998,505	3,045,395
Deferred rent payable	156,940	144,745
Other long-term liabilities	3,862,865	—
TOTAL LONG TERM LIABILITIES	13,420,382	3,190,140
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,647,551 and 20,511,001shares issued for 2005 and 2004, respectively, 25,597,851 and 17,461,301shares outstanding for 2005 and 2004, respectively	286,476	205,110
Additional paid-in capital	35,737,185	14,086,756
Retained earnings	24,237,226	22,888,395
Accumulated other comprehensive income	52,075	—
Treasury stock, at cost—3,049,700 shares	(7,701,429)	(7,701,429)
	52,611,533	29,478,832
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,293,850	$35,406,868

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,
	2005	2004	2003
NET SALES	$38,770,644	$22,105,207	$19,724,240
COSTS AND EXPENSES:
Cost of sales	17,883,574	10,321,916	9,464,878
Selling, general and administrative expenses	16,527,603	9,461,819	8,125,284
Interest (income)	(281,802)	(418,017)	(378,898)
Interest expense	232,049	235,206	238,133
Other (income) expense	(172,978)	(116,594)	(300,734)
TOTAL COSTS AND EXPENSES	34,188,446	19,484,330	17,148,663
INCOME BEFORE PROVISION FOR INCOME TAXES	4,582,198	2,620,877	2,575,577
Provision for income taxes	1,038,234	289,400	812,582
NET INCOME	$3,543,964	$2,331,477	$1,762,995
NET INCOME PER COMMON SHARE:
Basic	$0.16	$0.14	$0.10
Diluted	$0.16	$0.13	$0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,560,676	17,192,728	16,904,036
Diluted	21,696,981	17,578,185	17,113,472

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total
Balance at December 31, 2002	$198,754	$12,904,589	$22,379,333	$—	$(7,595,718)	$27,886,958
Dividends—$.09 per share	—	—	(1,521,628)	—	—	(1,521,628)
Stock options exercised	1,170	196,268	—	—	—	197,438
Purchase of treasury stock	—	—	—	—	(105,711)	(105,711)
Net income	—	—	1,762,995	—	—	1,762,995
Balance at December 31, 2003	199,924	13,100,857	22,620,700	—	(7,701,429)	28,220,052
Dividends—$.12 per share	—	—	(2,063,782)	—	—	(2,063,782)
Stock options exercised	5,186	985,899	—	—	—	991,085
Net income	—	—	2,331,477	—	—	2,331,477
Balance at December 31, 2004	205,110	14,086,756	22,888,395	—	(7,701,429)	29,478,832
Net income	—	—	3,543,964	—	—	3,543,964
Foreign currency translation	—	—	—	52,075	—	52,075
Comprehensive income	—	—	—	—	—	3,596,039
Dividends—$.12 per share	—	—	(2,195,133)	—	—	(2,195,133)
Common stock issued re: acquisition of Willtek	80,000	21,360,000	—	—	—	21,440,000
Stock options issued	1,366	290,429	—	—	—	291,795
BALANCE AT DECEMBER 31, 2005	$286,476	$35,737,185	$24,237,226	$52,075	$(7,701,429)	$52,611,533

	For the Year Ended December 31,
	2005	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,543,964	$2,331,477	$1,762,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	787,917	491,257	497,599
Amortization of purchased intangibles	716,894	—	—
Deferred rent	12,195	32,890	68,478
Deferred income taxes	(176,064)	(436,266)	(155,785)
Accrued interest	84,460		—
Foreign exchange rate adjustment	(86,239)	—	—
Provision for losses on accounts receivable	110,025	14,756	(439)
Provision for warranty and inventory reserves	(164,638)	--
Provision for pensions and similar obligation	(228,754)	--
Changes in assets and liabilities net of effect of acquisition:
(Increase) decrease in accounts receivable	(1,595,183)	(135,426)	12,343
Decrease (increase) in inventory	498,011	(877,255)	(418,568)
Increase in income taxes payable	527,805	—	—
Decrease (increase) in prepaid expenses and other current assets	173,966	328,420	(149,485)
(Decrease) increase in accounts payable and accrued expenses	(363,276)	531,316	1,044,444
Net cash provided by operating activities	3,841,083	2,281,169	2,661,582
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs associated with acquisition, net of cash acquired	(2,901,911)	(787,119)	—
Purchase of intangible assets	(3,373)	—	—
Capital expenditures	(687,469)	(896,913)	(450,816)
Proceeds from dispositions of property plant and equipment	111,350	—	—
Officers’ life insurance	—	33,940	(879)
Net cash (used for) investing activities	(3,481,403)	(1,650,092)	(451,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage note	(43,486)	(40,329)	(37,401)
Dividends paid	(2,195,133)	(2,063,782)	(1,521,628)
Increase in note payable	83,011	—	—
Proceeds from exercise of stock options	291,795	991,085	197,438
Decrease from bank overdraft	(428,563)	—	—
Acquisition of treasury stock	—	—	(105,711)
Net cash (used for) financing activities	(2,292,376)	(1,113,026)	(1,467,302)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,932,696)	(481,949)	742,585
Cash and cash equivalents, at beginning of year	15,783,816	16,265,765	15,523,180
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$13,851,120	$15,783,816	$16,265,765
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Taxes	$417,354	$772,336	$195,039
Interest	$258,781	$235,206	$238,133

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of Willtek Communications GmbH through the issuance of 8,000,000 shares of common stock valued at $21,440,000

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 —	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation:

Wireless Telecom Group, Inc. and Subsidiaries (the Company), develops and manufactures a wide variety of electronic noise sources, testing and measurement instruments and high-power, passive microwave components, which it sells to customers throughout the United States and worldwide through its foreign sales corporation and foreign distributors to commercial and government customers in the electronics industry. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries, Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at December 31, 2005, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair values due to the short-term nature of these instruments. The carrying value of notes and mortgage payable approximate fair value based on their terms which reflect market conditions existing as of December 31, 2005.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts and commercial paper, all stated at cost, which approximates market value. As of December 31, 2005 and 2004, the Company had approximately $11,700,000 and $13,600,000 invested in commercial paper and government backed securities, respectively.

Accounts Receivable:

The Company accounts for uncollectible accounts under the allowance method. Potentially uncollectible accounts are provided for throughout the year and actual bad debts are written off to the allowance on a timely basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 —	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Inventories:

Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses.

Inventories consist of:

	December 31,
	2005	2004
Raw materials	$4,736,496	$4,621,649
Work-in-process	2,253,042	1,203,986
Finished goods	1,387,212	954,810
	$8,376,750	$6,780,445

Property, Plant and Equipment:

Fixed assets are reflected at cost, less accumulated depreciation. Depreciation and amortization are provided on a straight-line basis over the following useful lives:

Building and improvements	39 years
Machinery and equipment	5-10 years
Furniture and fixtures	5-10 years
Transportation equipment	3-5 years

Leasehold improvements are amortized over the remaining term of the lease and reflect the estimated life of the improvements. Repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized.

Goodwill:

On July 1, 2005, the Company acquired Willtek Communications GmbH, (see Note 2) which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $22,714,892 was recorded as goodwill. In accordance with Statement of Financial Accounting Standards No. 142, (‘‘SFAS No. 142’’) Goodwill and Other Intangible Assets, this goodwill will not be amortized, but will be tested for impairment periodically by management. Management considered a number of factors, including valuations of the future cash flows of the business and concluded that this goodwill was not impaired and consequently no adjustment to goodwill was necessary at December 31, 2005.

On December 21, 2001, the Company acquired Microlab/FXR, which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $1,351,392 was recorded as goodwill. In accordance with SFAS No. 142, this goodwill will not be amortized, but will be tested for impairment periodically by management. Management considered a number of factors, including valuations of the future cash flows of the business and concluded that this goodwill was not impaired and consequently no adjustment to goodwill was necessary at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 —	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Other Intangible Assets:

Other intangible assets of $13,910,000 consist of developed technology, trade names and trademarks and customer lists associated with the acquisition of Willtek less amortization taken in 2005. Total other intangible assets acquired in the acquisition were $14,500,000 and amortization expense for the current period was $590,000. Accumulated amortization of other intangible assets is $590,000.

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

Research and Development Costs:

Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts charged for the years ended December 31, 2005, 2004 and 2003 were $4,388,787, $1,946,250 and $2,045,747, respectively.

Advertising Costs:

Advertising expenses are charged to operations (included selling, general and administrative expenses) during the year in which they are incurred and aggregated $472,949, $602,216 and $488,038 for the years ended December 31, 2005, 2004 and 2003, respectively.

Foreign Currency Translation/Other Comprehensive Income:

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income on the statement of shareholders’ equity in accordance with SFAS No. 130, ‘‘Reporting Comprehensive Income’’.

Stock Based Compensation:

The Company accounts for stock-based awards granted to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25 (‘‘APB No. 25’’), under which no compensation cost is recognized for stock option awards granted at fair market value. Had compensation costs of such option awards been determined under a fair value alternative method as stated in SFAS No. 148 ‘‘Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123’’, the Company would have been required to prepare a fair value model for such options and record such amount in the consolidated financial statements as compensation expense. Pro forma stock-based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all such awards, are presented in the table below.

In accordance with Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’), which was effective October 1, 1996, as amended, the fair value of option awards is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions; dividend yield of 10%, risk-free interest rate of 4.3%, 3.5%, and 2.4% in fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 —	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

years ended December 31, 2005, 2004, and 2003 respectively, and expected option life of 2 years. Volatility was assumed to be 55%, 86%, and 86%, in the years ended December 31, 2005, 2004, and 2003, respectively.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

	Year Ended December 31,
	2005	2004	2003
Net income:
As reported	$3,543,964	$2,331,477	$1,762,995
Less: stock based compensation expense net of tax	(189,826)	(117,015)	(126,739)
Pro forma	$3,354,138	$2,214,462	$1,636,256
Basic earnings per share:
As reported	$.16	$.14	$.10
Pro forma	.16	.13	.10
Diluted earnings per share:
As reported	$.16	$.13	$.10
Pro forma	.15	.13	.10

In December 2005, in anticipation of the adoption of new accounting standards required under SFAS No. 123 (R), the Company accelerated the vesting of all unvested stock options previously awarded to employees and officers. As a result, of the vesting acceleration, options to purchase 249,000 shares of the Company’s common stock became exercisable immediately including 96,000 options held by executive officers, 34,000 held by non-employee directors and 119,000 held by other employees.

Proforma expense related to these accelerated options is included in the table above for fiscal year 2005. Under the recently revised Financial Accounting Standards Board Statement SFAS No. 123 (R), ‘‘Share-Based Payment,’’ the Company will apply the expense recognition provisions relating to stock options beginning in the first quarter of 2006. See ‘‘Recent Accounting Standards’’ below for further explanation.

Income Taxes:

The Company utilizes SFAS No. 109, ‘‘Accounting for Income Taxes’’ (SFAS No. 109) which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognized the benefit of Boonton’s net operating loss carryforward applying a valuation allowance, which requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 —	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Per Common Share:

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. In accordance with SFAS No. 128 ‘‘Earnings Per Share’’ (SFAS No. 128’’), the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Years Ended December 31,
	2005	2004	2003
Weighted average number of common shares outstanding—Basic	21,560,676	17,192,728	16,904,036
Incremental shares for assumed conversions of stock options	136,305	385,457	209,436
Weighted average number of common and equivalent shares outstanding—Diluted	21,696,981	17,578,185	17,113,472

Stock options outstanding at December 31, 2005, 2004, and 2003 to purchase, 1,251,630, 1,744,097 and 2,473,080 shares of common stock respectively were not included in the computation of diluted EPS as they were anti-dilutive.

Recent Accounting Pronouncements Affecting the Company:

In December 2004, the FASB issued a revision of SFAS No. 123 ‘‘Share-Based Payment’’ (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company believes this pronouncement, which is effective for periods beginning after December 15, 2005, will not have a material effect on its financial position and results of operations.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 —	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006.

In April 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 47 (‘‘FIN 47’’), ‘‘Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143.’’ FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.

Reclassifications:

Certain prior years information has been reclassified to conform to the current year’s reporting presentation.

NOTE 2 —	ACQUISITION:

The assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition date based upon their estimated fair values at such date. The results of operations of businesses acquired by the Company have been included in the Company’s Statements of Operations since their respective date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired, including identifiable intangible assets, and liabilities assumed was allocated to goodwill, which will be subject to annual impairment review. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

On July 1, 2005, the Company acquired all of the outstanding equity of Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany (‘‘Willtek’’), in exchange for 8,000,000 shares of WTT’s common stock having an aggregate value of $21,440,000, based on a closing sale price of $2.68 per share of WTT’s common stock on July 1, 2005. Additionally, there was $2,969,572 in closing costs and $1,753,017 of reorganization costs identified in our formal plan for reorganization at the acquisition date. The business combination has been accounted for as a purchase in accordance with SFAS No. 141 allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $26,059,826, net of cash acquired of $102,763 included the closing costs discussed above.

The acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The valuation of the assets and liabilities has been determined and the purchase price has been allocated as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 2 —	ACQUISITION (Continued):

Accounts receivable	$3,279,729
Inventory	2,895,257
Other current assets	472,956
Property, plant and equipment and other long-term assets	2,898,174
Amortizable intangible assets	14,500,000
Goodwill	22,714,892
Accounts payable and accrued liabilities	(3,494,282)
Short-term and long-term debt	(3,703,365)
Other long-term liabilities	(8,430,535)
Deferred taxes – net	(5,073,000)
Total purchase price – net of cash acquired	$26,059,826

The following unaudited pro forma financial information presents the combined results of operations of the Company and Willtek as if the acquisition had occurred at January 1, 2004. The historical results of the Company for 2005 include the results of Willtek from the acquisition date. The pro forma results presented below for 2005 combine the results of the Company for 2005 and historical results of Willtek from January 1, 2005 through June 30, 2005. The pro forma results for 2004 combine the historical results of the Company for 2004 with the combined historical results for 2004 of Willtek. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

	For the Twelve Months Ended December 31,
	2005	2004
Net revenue	$50,725,000	$47,860,000
Net income (loss)	$69,000	$(2,566,000)
Diluted income (loss) per common share	$0.00	$(0.10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 3 —	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, consists of the following:

	December 31,
	2005	2004
Building and improvements	$3,888,461	$3,557,186
Machinery and equipment	8,295,971	3,488,681
Furniture and fixtures	739,353	613,563
Transportation equipment	123,026	148,429
Leasehold improvements	1,155,230	1,155,230
	14,202,041	8,963,089
Less: accumulated depreciation and amortization	8,220,345	3,725,301
	5,981,696	5,237,788
Add: land	700,000	700,000
	$6,681,696	$5,937,788

Depreciation expense of $787,917, $491,257, and $497,599 was recorded for the years ended December 31, 2005, 2004, and 2003 respectively.

NOTE 4 —	OTHER ASSETS:

Other assets for 2005 include the costs associated with the cash surrender value of the pension insurance for Willtek Communications GmbH of $1,531,903 and $308,714 relating to a technology license.

Included in the Other asset balance for 2004 is $787,119 relating to the potential acquisition of Willtek Communications GmbH, an investment in equity securities of a non-affiliated company, and security deposits relating to the Company’s leased properties.

NOTE 5 —	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consists of the following:

	December 31,
	2005	2004
Interest	$1,626,117	$—
Payroll and related benefits	917,678	—
VAT payable	441,695	—
Professional fees	362,340	87,204
Commissions	333,521	209,473
Goods received not invoiced	246,755	239,787
Warranty reserve	210,136	—
Other Miscellaneous expenses	735,697	242,240
Total	$4,873,939	$778,704

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6 —	MORTGAGE AND NOTE PAYABLE — LONG TERM:

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

Maturities of mortgage principal payments for the next five years are $46,889, $50,559, $54,517, $58,784, and $63,386 respectively and $2,771,259 thereafter.

During 2005, Willtek Communications GmbH received a bank loan in the amount of $1,505,136, which is recorded in Long-term notes payable. Subsequently, on February 6, 2006 an additional $360,870 was received from the bank bringing the total outstanding as of that date to $1,866,006. This note is interest free through June 2008 and will bear interest at the annual rate of 4% beginning July 2008. The note requires twelve semi-annual payments beginning December 2008 until maturity at June 2014. The loan proceeds may only be used for research and development projects in Germany.

Maturities of bank loan principal payments for the next five years are $0, $0, $155,500, $311,001, and $311,001 respectively and $1,088,504 thereafter.

NOTE 7 —	OTHER LONG-TERM LIABILITIES:

Other long-term liabilities consist of the following:

	December 31,
	2005	2004
Pension provision and similar obligations	$2,400,059	$—
Deferred rent—acquisition	916,642	—
Other miscellaneous	546,164	—
Total	$3,862,865	$—

NOTE 8 —	SHAREHOLDERS’ EQUITY:

The Company paid quarterly cash dividends aggregating $2,195,133, $2,063,782 and $1,521,628 for the years ending December 31, 2005, 2004 and 2003, respectively.

The Company’s 1995 Incentive Stock Option Plan (‘‘the Plan’’) has authorized the grant of options, to purchase up to a maximum of 1,750,000 shares of common stock, to officers and other key employees. Prior to 1995, the Company had established an Incentive Stock Option Plan under which options to purchase up to 1,500,000 shares of common stock were available to be granted to officers and other key employees.

During 2000, the stockholders approved the Company’s 2000 Stock Option Plan. The 2000 Plan provides for the grant of ISOs and NQSOs in compliance with the Code to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company's future growth and success. 1,500,000 shares of Common Stock are reserved for issuance upon the exercise of options under the 2000 Plan.

All options granted have 10-year terms and vest and become fully exercisable after a maximum of five years from the date of grant. Under the Company’s stock option plans, options may be granted to purchase shares of the Company’s common stock exercisable at prices generally equal to the fair market value on the date of the grant.

In December 2005, the Board of Directors approved the acceleration of the vesting of all unvested stock options granted by the Company. As a result of the vesting acceleration,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 8 —	SHAREHOLDERS’ EQUITY (Continued):

options to purchase 249,000 shares of the Company's common stock became exercisable immediately including 96,000 held by executive officers, 34,000 held by non-employee directors and 119,000 held by other employees.

A summary of stock option activity, and related information for the years ended December 31, follows:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2002	2,646,713	$2.49
Weighted average fair value of options granted during the year		0.86
Granted	265,000	2.14
Exercised	(117,000)	1.69
Canceled	(321,633)	2.70
Outstanding, December 31, 2003	2,473,080	2.47
Weighted average fair value of options granted during the year		1.06
Granted	130,000	2.90
Exercised	(518,623)	1.91
Canceled	(340,360)	2.54
Outstanding, December 31, 2004	1,744,097	2.52
Weighted average fair value of options granted during the year		.51
Granted	209,000	2.57
Exercised	(136,550)	2.14
Canceled	(564,917)	3.05
Outstanding, December 31, 2005	1,251,630	2.51
Options exercisable:
December 31, 2003	1,524,699	2.57
December 31, 2004	1,290,165	2.14
December 31, 2005	1,251,630	2.51

The options outstanding and exercisable as of December 31, 2005 are summarized as follows:

Range of exercise prices	Weighted average exercise price	Options Outstanding	Options exercisable	Weighted average remaining life
$1.69 - $2.25	$1.96	341,643	341,643	6.3 years
$2.37 - $3.13	$2.66	896,587	896,587	6.0 years
$6.75	$6.75	13,400	13,400	.6 years
		1,251,630	1,251,630

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 8 —	SHAREHOLDERS’ EQUITY (Continued):

Equity Compensation Plans:

The following table summarizes information, as of December 31, 2005, relating to equity compensation plans of the Company pursuant to which grants of options or other rights to acquire shares may be granted from time to time:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,251,630	$2.51	1,998,370
Equity compensation plans not approved by security holders	0	0	0
Total	1,251,630	$2.51	1,998,370

(1)	These plans include the Company’s 1995 and 2000 Stock Option Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9 —	OPERATIONAL INFORMATION AND EXPORT SALES:

Sales:

The Company and its subsidiaries develop and manufacture various types of electronic test equipment and are aggregated into a single operating segment based on similar economic characteristics, products, services, customers, U.S. Government regulatory requirements, manufacturing processes and distribution channels.

For the years ended December 31, 2005 and 2004, no customer accounted for more than 10% of total sales. For the year ended 2003, one customer accounted for 11% of total sales.

In addition to its in-house sales staff, the Company uses various manufacturers’ representatives to sell its products. For the year ended December 31, 2005, no representative accounted for more than 10% of total sales. For 2004, one representative accounted for more than 10% of total sales and in 2003 no representative accounted for more than 10% of total sales.

Regional Assets and Sales:

The Company, in accordance with SFAS No. 131 ‘‘Disclosures about Segments of an Enterprise and Related Information’’, has disclosed the following segment information:

	As of December 31,
	2005	2004
Long-lived assets
United States	$5,858,343	$5,937,788
Europe	823,353	—
	$6,681,696	$5,937,788

	For the Twelve Months Ended December 31,
	2005	2004	2003
Revenues by Region
Americas	$21,128,708	$15,563,181	$13,189,161
Europe	10,722,300	3,713,795	2,921,440
Asia	5,828,027	2,741,637	2,958,977
Other	1,091,609	86,594	654,662
	$38,770,644	$22,105,207	$19,724,240

Purchases:

In 2005, two third party suppliers accounted for more than 10% of the Company’s total inventory purchases. No third party supplier accounted for more than 10% of the Company’s total inventory purchases for 2004 or 2003.

NOTE 10 —	401(k) PROFIT SHARING PLAN:

During the year ended December 31, 1990, the Company adopted a resolution to institute a 401(k) profit sharing plan effective January 1, 1991, to cover all eligible employees. Company contributions to the plan for the years ended December 31, 2005, 2004 and 2003 aggregated $174,994, $108,045 and $106,214, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 11 —	INCOME TAXES:

The components of income tax expense related to income are as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$806,882	$443,392	$619,226
State	286,641	153,850	355,434
Foreign	17,906	—	—
Deferred:
Federal	(58,556)	(248,000)	(155,785)
State	(14,639)	(59,842)	(6,293)
	$1,038,234	$289,400	$812,582

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2005	2004	2003
	% of Pre Tax Earnings	% of Pre Tax Earnings	% of Pre Tax Earnings
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax net of federal tax benefit	5.9	5.9	8.3
Benefits from foreign sales	(17.0)	(23.8)	(6.1)
Other, including research and development credit, net operating loss	(.2)	(5.1)	(4.7)
	22.7%	11.0%	31.5%

The components of deferred income taxes are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$48,000	$189,852
Allowances for doubtful accounts	32,000	76,062
Deferred costs	140,000	140,000
Tax effect of goodwill	382,243	500,759
Book depreciation over tax	60,400	—
Net operating loss carryforward	958,000	1,082,400
	1,620,643	1,989,073
Valuation allowance for deferred tax assets	(670,121)	(791,198)
	950,522	1,197,875
Deferred tax liabilities:
Tax over book depreciation	—	(112,868)
Net deferred tax asset	$950,522	$1,085,007
Deferred tax liability due to acquisition	$4,896,936	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 12 —	COMMITMENTS AND CONTINGENCIES:

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

Leases:

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant. The term of the lease agreement is for ten years beginning on October 1, 2001 and ending September 30, 2011. The lease also contains an option to terminate the lease effective September 30, 2006 upon payment of an early termination penalty of $205,500.

Additionally, the Company leases a 72,600 square foot facility located in Ismaning, Germany, which is currently being used as Willtek’s headquarters and manufacturing plant. The lease terminates on December 31, 2008 and can be renewed for two five year periods twelve months prior to the end of the expiring term.

The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance. The future minimum lease payments are shown below:

2006	$1,438,162
2007	1,452,510
2008	1,474,474
2009	623,681
2010	502,700
Thereafter	335,133
$5,826,660

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $917,557, $591,291 and $663,658, respectively.

On July 14, 1998 the Company entered into a 15-year lease for a 44,000 square foot facility located in Mahwah, New Jersey. This new facility was leased to serve as the headquarters and manufacturing plant for one of the Company’s divisions, which was sold in 1999. In December 1999, the Company exercised its option to purchase this building. In November 2000, the Company entered into an agreement to lease this property to an unrelated third party. This lease, which terminates in 2013, provides for annual rental income of $379,219 throughout the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 12 —	COMMITMENTS AND CONTINGENCIES (Continued):

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2009. All leases may be renewed at the end of their respective leasing periods. Future payments consist of the following at December 31, 2005:

2006	$112,723
2007	110,287
2008	67,094
2009	15,896
$306,000

Environmental Contingencies:

Following an investigation by the New Jersey Department of Environmental Protection (NJDEP) in 1982, of the waste disposal practices at a certain site formerly leased by Boonton, the Company put a ground water management plan into effect as approved by the NJDEP. Costs associated with this site are charged directly to income as incurred. The owner of this site has notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the owner would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations. Costs charged to operations in connection with the water management plan amounted to approximately $13,000 for the years ended December 31, 2005 and 2004.

The Company estimates the expenditures in this regard for the fiscal year ending December 31, 2006 will amount to approximately $14,000. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

NOTE 13 — RELATED PARTY TRANSACTIONS:

In 2005, 2004 and 2003, the Company utilized the advertising service of SGW Integrated Marketing Communications. One of the Directors of the Company, Mr. Andrew Scelba, served as President and Chairman of the Board of SGW. He retired from this position in 2000 and currently performs consulting services on a limited basis. Total fees paid to SGW in 2005, 2004 and 2003 were approximately $11,000, $49,000 and $59,000, respectively.

Following the termination in March 2004 of a former Executive Officer and Director of the Company, the former employee acted as a consultant to the Company on a project basis and was paid approximately $53,000 in 2005. Additionally, the Company utilized the services of Amplical Corporation, which is operated by the former Executive Officer, for outsourcing of certain electronic components. Total payments to Amplical Corporation in 2005 were approximately $136,000.

The note payable-current amount of $4,145,400 is payable to a shareholder, Investcorp Technology Ventures. Interest payable on the note of $802,783 is included in accrued expenses. The note bears interest at 4% per annum and the full amount of principal and interest is payable on December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 14 —	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly financial data (in thousands, except per share amounts).

2005	Quarter
	1st	2nd	3rd	4th
Net sales	$6,048	$5,963	$12,463	$14,297
Gross profit	3,278	3,066	6,653	7,890
Operating income	1,224	1,210	637	1,511
Net income	1,071	1,059	624	790
Diluted net income per share	$.06	$.06	$.02	$.03

2004	Quarter
	1st	2nd	3rd	4th
Net sales	$5,486	$5,584	$5,944	$5,091
Gross profit	3,091	3,028	3,175	2,489
Operating income	120	953	929	319
Net income	188	647	785	711
Diluted net income per share	$.01	$.04	$.05	$.04

NOTE 15 — SUBSEQUENT EVENTS:

On January 23, 2006 the Board of Directors appointed James M. Johnson, Jr. as Vice Chairman of the Board and Chief Executive Officer of the Company. Mr. Johnson succeeded Paul Genova, who served as interim Chief Executive Officer following the resignation of Cyrille Damany in September 2005. Mr. Genova continues to serve as President and Chief Financial Officer of the Company.

On February 16, 2006 the Board of Directors approved the sale of 250,000 shares of Wireless Telecom Group, Inc. Treasury Stock at the market rate of $2.67 per share to a key employee in the Company’s German subsidiary. Total funds received for this transaction were $667,500, which will increase the Company’s shareholders’ equity.

WIRELESS TELECOM GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS ENDED DECEMBER 31,

Allowance for doubtful accounts:

	Balance at Beginning of year	Provisions	Deductions	Acquired balance	Balance at end of year
2005	$190,155	$110,025	$(15,247)	$92,610	$377,543
2004	175,399	14,756	—	—	190,155
2003	175,838	—	(439)	—	175,399

Allowance for deferred tax valuation:

	Balance at beginning of year	Provisions	Reductions	Balance at end of year
2005	$791,198	$—	$(121,077)	$670,121
2004	1,160,109	—	(368,911)	791,198
2003	466,413	693,696	—	1,160,109