Form 10-Q
period 2006-03-31
WIRELESS TELECOM GROUP INC
filed 2006-05-15
CIK 878828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ------------------

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                             COMMISSION FILE NUMBER
                                     1-11916

                                ------------------

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
                          IF CHANGED SINCE LAST REPORT)

                                ------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Common Stock outstanding as of May 11, 2006: 26,104,451

                          WIRELESS TELECOM GROUP, INC.

                                Table of Contents

PART I. FINANCIAL INFORMATION                                            Page(s)

      Item 1 -- Consolidated Financial Statements:

               Condensed Balance Sheets as of March 31, 2006 (unaudited)
                  and December 31, 2005                                        3

               Condensed Statements of Operations for the Three Months
                  Ended March 31, 2006 (unaudited) and 2005 (unaudited)        4

               Condensed Statements of Cash Flows for the Three Months
                  Ended March 31, 2006 (unaudited) and 2005 (unaudited)        5

               Notes to Interim Condensed Financial Statements
                 (unaudited)                                              6 - 11

      Item 2 -- Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    12 - 15

      Item 3 -- Quantitative and Qualitative Disclosures About Market
                  Risk                                                        15

      Item 4 -- Controls and Procedures                                       16

PART II. OTHER INFORMATION

      Item 1 -- Legal Proceedings                                             17

      Item 1A -- Risk Factors                                                 17

      Item 2 -- Unregistered Sales of Equity Securities and Use of
                  Proceeds                                                    17

      Item 3 -- Defaults upon Senior Securities                               17

      Item 4 -- Submission of Matters to a Vote of Security Holders           17

      Item 5 -- Other Information                                             17

      Item 6 -- Exhibits                                                      17

Signatures                                                                    18

Exhibit Index                                                                 19

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  - ASSETS -

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2006              2005
                                                                                -------------     -------------
                                                                                 (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 15,737,471      $ 13,851,120
   Accounts receivable - net of allowance for doubtful accounts of
     $378,515 and $377,543 for 2006 and 2005, respectively                         8,215,804         7,869,537
   Inventories                                                                     8,425,469         8,376,750
   Deferred income taxes-current                                                     198,266           198,266
   Prepaid expenses and other current assets                                         879,699           873,053
                                                                                -------------     -------------
TOTAL CURRENT ASSETS                                                              33,456,709        31,168,726
                                                                                -------------     -------------
PROPERTY, PLANT AND EQUIPMENT - NET                                                6,682,765         6,681,696
                                                                                -------------     -------------
OTHER ASSETS:
   Goodwill                                                                       24,066,284        24,066,284
   Other intangible assets - net                                                  13,615,000        13,910,000
   Deferred income taxes - non-current                                               760,462           752,256
   Other assets                                                                    2,643,824         2,714,888
                                                                                -------------     -------------
TOTAL OTHER ASSETS                                                                41,085,570        41,443,428
                                                                                -------------     -------------
TOTAL ASSETS                                                                    $ 81,225,044      $ 79,293,850
                                                                                =============     =============

                                   - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                             $  2,841,315      $  3,655,008
   Accrued expenses and other current liabilities                                  5,402,805         4,873,939
   Note payable - shareholder                                                      4,226,600         4,145,400
   Income tax payable                                                                863,816           540,699
   Current portion of mortgage payable                                                47,781            46,889
                                                                                -------------     -------------
TOTAL CURRENT LIABILITIES                                                         13,382,317        13,261,935
                                                                                -------------     -------------
LONG TERM LIABILITIES:
   Notes payable-bank                                                              1,896,898         1,505,136
   Deferred income taxes                                                           4,793,096         4,896,936
   Mortgage payable                                                                2,986,221         2,998,505
   Deferred rent payable                                                             159,450           156,940
   Other long term liabilities                                                     3,756,704         3,862,865
                                                                                -------------     -------------
TOTAL LONG TERM LIABILITIES                                                       13,592,369        13,420,382
                                                                                -------------     -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                          --                --
   Common stock, $.01 par value, 75,000,000 shares authorized, and 28,647,551 shares issued for 2006 and 2005, 25,847,851
     and 25,597,851 shares outstanding for 2006 and 2005, respectively               286,476           286,476
   Additional paid-in-capital                                                     35,795,498        35,737,185
   Retained earnings                                                              25,253,731        24,237,226
   Accumulated other comprehensive income                                            (16,418)           52,075
   Treasury stock at cost, 2,799,700 and 3,049,700 shares for 2006
     and 2005, respectively                                                       (7,068,929)       (7,701,429)
                                                                                -------------     -------------
TOTAL SHAREHOLDERS' EQUITY                                                        54,250,358        52,611,533
                                                                                -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 81,225,044      $ 79,293,850
                                                                                =============     =============

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     For the Three Months
                                                                                       Ended March 31,
                                                                                -------------------------------
                                                                                    2006              2005
                                                                                -------------     -------------

NET SALES                                                                       $ 13,822,672      $  6,048,177
                                                                                -------------     -------------

COSTS AND EXPENSES:
   Cost of sales                                                                   6,281,188         2,769,652
   Operating expenses                                                              6,389,729         2,055,764
   Interest (income)                                                                 (80,514)          (68,307)
   Interest expense                                                                   57,783            58,318
   Other (income) expense                                                            (68,201)          (37,851)
                                                                                -------------     -------------

TOTAL COSTS AND EXPENSES                                                          12,579,985         4,777,576
                                                                                -------------     -------------

INCOME BEFORE INCOME TAXES                                                         1,242,687         1,270,601

PROVISION FOR INCOME TAXES                                                           226,182           200,000
                                                                                -------------     -------------

NET INCOME                                                                      $  1,016,505      $  1,070,601
                                                                                =============     =============

NET INCOME PER COMMON
SHARE:

    BASIC                                                                       $       0.04      $       0.06
                                                                                =============     =============

    DILUTED                                                                     $       0.04      $       0.06
                                                                                =============     =============

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the Three Months
                                                                                       Ended March 31,
                                                                                -------------------------------
                                                                                    2006              2005
                                                                                -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $  1,016,505      $  1,070,601
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                    261,681           116,229
    Amortization of purchased intangibles                                            295,000                --
    Stock compensation expense                                                        23,313                --
    Deferred rent                                                                      2,510             8,223
    Deferred income taxes                                                           (103,840)               --
    Provision for losses on accounts receivable                                          972            38,370
  Changes in assets and liabilities, net of effect of acquisition:
    (Increase) in accounts receivable                                               (347,239)       (1,033,344)
    (Increase) in inventory                                                          (48,719)             (792)
    Decrease in prepaid expenses and other assets                                     56,213            11,168
    (Decrease) in accounts payable and accrued expenses                             (284,827)         (243,545)
    (Decrease) in other long-term liabilities                                       (106,162)               --
    Increase in income taxes payable                                                 323,117                --
                                                                                -------------     -------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          1,088,524           (33,090)
                                                                                -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                            (266,643)         (134,093)
    Costs associated with acquisition                                                     --          (107,282)
                                                                                -------------     -------------
      NET CASH (USED FOR) INVESTING ACTIVITIES                                      (266,643)         (241,375)
                                                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                                        (11,392)          (10,566)
    Proceeds from sale of treasury stock                                             667,500                --
    Dividends paid                                                                        --          (523,857)
    Increase in note payable to shareholder                                           81,200                --
    Proceeds from bank loan                                                          391,762                --
    Proceeds from exercise of stock options/warrants                                      --            23,312
                                                                                -------------     -------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                         1,129,070          (511,111)
                                                                                -------------     -------------
    Foreign exchange rate adjustment                                                 (64,600)               --
                                                                                -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,886,351          (785,576)

  Cash and cash equivalents, at beginning of year                                 13,851,120        15,783,816
                                                                                -------------     -------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                   $ 15,737,471      $ 14,998,240
                                                                                =============     =============

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
       Taxes                                                                    $     13,300      $         --

       Interest                                                                 $     57,783      $     58,318

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

      The condensed, consolidated balance sheet as of March 31, 2006 and the condensed, consolidated statements of operations for the three month periods ended March 31, 2006 and 2005 and the condensed, consolidated statements of cash flows for the three month periods ended March 31, 2006 and 2005 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc.
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

      The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form
      10-K for the year ended December 31, 2005, which note is incorporated herein by reference. Specific reference is made to that report for a description of the Company's securities and the notes to financial statements included therein, since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

      The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

      On July 1, 2005, the Company acquired Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany
      ("Willtek"), for the net purchase price of $26,059,826. The acquisition of
      Willtek was recorded under the purchase method of accounting for financial statement purposes. Willtek's Balance Sheets are included in the Condensed
      Consolidated Balance Sheet at March 31, 2006 and at December 31, 2005.
      Willtek's results of operations and cash flows for the three months ended
      March 31, 2006 are included in the Condensed Consolidated Statements of
      Operations and Cash Flows, but their results of operations and cash flows for the three months ended March 31, 2005 are not included. See also Note
      6.

      Certain prior years' information has been reclassified to conform to the current year's reporting presentation.

NOTE 2 - INCOME PER COMMON SHARE

      Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. In accordance with
      SFAS 128 "Earnings Per Share" ("SFAS 128"), the presentation of "basic"
      and "diluted" earnings per share on the face of the income statement is required.

NOTE 3 - SHAREHOLDERS' EQUITY

      During the three months ended March 31, 2006, no shares were repurchased by the Company under the stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001.

      On February 16, 2006 the Board of Directors approved the sale of 250,000 shares of the Company's treasury stock at the market rate of $2.67 per share to a key employee in the

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Company's German subsidiary. Total funds received for this transaction were $667,500, which increased the Company's shareholders' equity.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

      On July 1, 2005, the Company acquired Willtek Communications GmbH, which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $22,714,892 was recorded as goodwill. In accordance with Statement of Financial Accounting Standards No. 142,
      ("SFAS No. 142") Goodwill and Other Intangible Assets, this goodwill will not be amortized, but will be tested for impairment periodically by management. Management considered a number of factors, including valuations of the future cash flows of the business and concluded that this goodwill was not impaired and consequently no adjustment to goodwill was necessary at March 31, 2006.

      On December 21, 2001, the Company acquired Microlab/FXR, which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $1,351,392 was recorded as goodwill. In accordance with SFAS No. 142, this goodwill will not be amortized, but will be tested for impairment periodically by management. Management considered a number of factors, including valuations of the future cash flows of the business and concluded that this goodwill was not impaired and consequently no adjustment to goodwill was necessary at March 31,
      2006.

NOTE 5 - ACCOUNTING FOR STOCK OPTIONS

      Effective January 1, 2006, the Company's 2000 Stock Option Plan is
      accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123
      (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No.
      123, Accounting for Stock-Based Compensation, and supersedes Accounting
      Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to
      Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and
      Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107,
      which provides the Staff's views regarding the interaction between SFAS
      No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

      Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

      While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for
      Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS
      No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements.
      The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date.
      Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

      As a result of the adoption of FAS 123 (R), the Company's results for the three month period ended March 31, 2006 include share-based compensation expense totaling $23,313. Such amounts have been included in the
      Consolidated Statements of Operations within operating expenses.

      Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. The weighted average estimated fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $2.70 and $2.57, respectively.

      The fair value of options at the date of grant was estimated using the
      Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin
      No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

      The assumptions and resulting fair values of options granted are as follows:

                                                      Three Months Ended
                                               MARCH 31, 2006    March 31, 2005
                                               --------------    --------------
      Expected term (in years)                       2.5              7.0
      Expected volatility                          30.32%              86%
      Expected dividend yield                       0.00%              10%
      Risk-free interest rate                       4.34%             3.5%

      The following table addresses the additional disclosure requirements of
      123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                         For the Three Months
                                                                Ended
                                                            March 31, 2005
                                                            --------------

       Net income attributable to common
       stockholders, as reported                               $1,070,601
       Less: Stock-based compensation - based
       on fair value                                               45,059
                                                               ----------
       Pro forma net income attributable to common
       stockholders                                            $1,025,542
                                                               ==========

       Net income per share:
       Basic and diluted income per share - as
       reported                                                $     0.06
       Basic and diluted income per share - pro forma          $     0.06

      The Company granted 500,000 options under the Plan during the three months ended March 31, 2006 at the exercise price of $2.70 per share.

      The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2006.

                                                           Weighted         Weighted
                                                            Average          Average
                                                           Exercise         Remaining      Aggregate
                                           Number of       Price per       Contractual     Intrinsic
                                            Shares           share            Term           Value
                                          -----------      ---------       -----------     ---------

      Stock Options
      Outstanding at January 1, 2006       1,251,630       $   2.51
      Granted                                500,000           2.70
      Exercised                                   --             --
      Forfeited/cancelled                   (179,333)          2.54
      Outstanding at March 31, 2006        1,572,297       $   2.56            6.8          $   0.39
                                          -----------

      Exercisable at March 31, 2006       71,072,297       $   2.49            5.3          $   0.46
                                          ===========

      No options were exercised during the first quarter of 2006 and 12,250 were exercised during the first quarter of 2005.

NOTE 6 - ACQUISITION

      On July 1, 2005, the Company acquired all of the outstanding equity of
      Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany ("Willtek"), in exchange for 8,000,000 shares of
      WTT's common stock having an aggregate value of $21,440,000, based on a closing sale price of $2.68 per share of WTT's common stock on July 1,
      2005. Including $2,969,572 in closing costs and $1,753,017 of reorganization costs, less cash acquired of $102,763, the total purchase price was $26,059,826. The business combination has been accounted for as a purchase in accordance with SFAS No. 141 allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation resulted in recording intangibles of $14,500,000 and goodwill of $22,714,892.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      During the three months ended March 31, 2006, the amortizable intangibles resulted in an amortization charge of $295,000.

      The following unaudited pro forma financial information for the three months ended March 31, 2005 presents the combined results of operations of the Company and Willtek as if the acquisition had occurred at January 1,
      2005, the date of earliest period presented. The pro forma results presented below for 2005 combine the results of the Company for 2005 and historical results of Willtek from January 1, 2005 through March 31, 2005.
      The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company's future consolidated results of operations.

                                                      For the Three Months
                                                        Ended March 31,
                                                              2005
                                                      --------------------

        Net revenue                                       $13,522,000
                                                          ===========

        Net income                                        $    55,000
                                                          ===========

        Diluted income per common share                   $      0.00
                                                          ===========

NOTE 7 - SEGMENT INFORMATION: REGIONAL ASSETS AND SALES

      The Company, in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", has disclosed the following segment information:

      Long-lived assets                    As of March 31,    As of December 31,
      -----------------                    ---------------    ------------------
                                                2006                 2005
                                            ----------            ----------
      United States                         $5,828,454            $5,858,343
      Europe                                   854,311               823,353
                                            ----------            ----------
                                            $6,682,765            $6,681,696
                                            ==========            ==========

      Revenues by region                  For the Three Months Ended March 31,
      ------------------
                                                2006                 2005
                                            -----------           ----------
      Americas                              $ 6,133,875           $4,833,999
      Europe                                  4,197,822              572,021
      Asia                                    2,398,155              614,786
      Other                                   1,092,820               27,371
                                            -----------           ----------
                                            $13,822,672           $6,048,177
                                            ===========           ==========

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

      Following an investigation by the New Jersey Department of Environmental
      Protection (NJDEP) in 1982, of the waste disposal practices at a certain site formerly leased by Boonton, the Company put a ground water management plan into effect as approved by the NJDEP. Costs associated with this site are charged directly to income as incurred. The owner of this site has notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the
      Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the owner would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations. Costs charged to operations in connection with the water management plan amounted to approximately $13,000 for the year ended
      December 31, 2005.

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

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of March 31, 2006 and as of
December 31, 2005 (ii) Condensed Consolidated Statements of Operations for the
three month periods ended March 31, 2006 and 2005 and (iii) Condensed
Consolidated Statements of Cash Flows for the three month periods ended March
31, 2006 and 2005.

Willtek's Balance Sheets are included in the Condensed Consolidated Balance
Sheets at March 31, 2006 and at December 31, 2005. Willtek's results of operations and cash flows for the three months ended March 31, 2006 are included in the Condensed Consolidated Statements of Operations and Cash Flows, but their results of operations and cash flows for the three months ended March 31, 2005 are not included.

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

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this
Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended
December 31, 2005.

For the three months ended March 31, 2006 as compared to the corresponding period of the previous year, net sales increased to $13,823,000 from $6,048,000 an increase of $7,775,000 or 129%. The increase is primarily the result of the inclusion of Willtek's sales, which aggregated $7,265,000 for the three-month period ended March 31, 2006. Additionally, the sales activity in the Company's pre-acquisition business units resulted in an overall increase in sales as compared to the corresponding period of the previous year.

Gross profit on net sales for the three months ended March 31, 2006 was
$7,542,000 or 55% as compared to $3,278,000 or 54% of net sales for the three months ended March 31, 2005. Gross profit margins are slightly higher due to the inclusion of Willtek, whose products generally contribute a higher gross profit margin within the mix of the Company's products, as well as, lower labor costs, and lower direct overhead costs. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONTINUED)

Operating expenses for the three months ended March 31, 2006 were $6,390,000 or
46% of net sales as compared to $2,056,000 or 34% of net sales for the three months ended March 31, 2005. The increase in operating expenses is primarily due to the inclusion of Willtek's operating expenses of $3,705,000 for the period as compared to last year, as well as an additional $295,000 of amortization expense associated with the acquisition of Willtek and accrued compensation expense of
$200,000 for an incentive based compensation plan for all of the Company's employees. The increase is partially offset by an overall reduction in operating expenses across all business groups resulting from the Company's implementation of an effective cost reduction plan in the prior year and ongoing operational synergies.

Interest income increased by $12,000 for the three months ended March 31, 2006 as compared to the corresponding period of the previous year. The increase is primarily due to higher returns in a working capital management account, classified as cash equivalents, due to the fact that they were highly liquid and readily convertible to cash and were intended to be liquidated by the Company on a short-term basis.

For the three months ended March 31, 2006, other income increased by $30,000 as compared to the three months ended March 31, 2005. The increase is primarily due to realized losses of short-term bonds in the above-mentioned working capital management account in the corresponding period of the previous year.

Net income decreased slightly to $1,016,000, or $.04 per share (diluted), for the three months ended March 31, 2006 as compared to $1,071,000, or $.06 per share (diluted) for the three months ended March 31, 2005. The explanation of the change in net income can be derived from the analysis given above of operations for the three-month period ending March 31, 2006 and 2005, respectively. The decrease in earnings per share can be further explained by the issuance of 8,000,000 shares of the Company's common stock relating to the
Willtek purchase agreement, which increases the number of common shares outstanding further diluting earnings on a per share basis.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $2,167,000 to $20,074,000 at
March 31, 2006, from $17,907,000 at December 31, 2005. At March 31, 2006 the
Company had a current ratio of 2.5 to 1, and a ratio of debt to tangible net worth of 1.63 to 1. At December 31, 2005 the Company had a current ratio of 2.4 to 1, and a ratio of debt to tangible net worth of 1.82 to 1. In 2005, the
Company's current ratio was affected by current liabilities assumed and cash paid for the acquisition of Willtek.

The Company realized cash provided by operations of $1,089,000 for the three-month period ending March 31, 2006. The primary source of these funds was provided by net income of $1,017,000, an increase in income taxes payable of
$323,000, a non-cash adjustment for depreciation and amortization of $262,000, and a non-cash adjustment for amortization of intangible assets of $295,000, partially offset by an increase in accounts receivable of $347,000, and a decrease in accounts payable and accrued expenses of $285,000.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the
Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

Operating activities used $33,000 in cash flows for the comparable period in
2005. The use of this cash was primarily due to an increase in accounts receivable of $1,033,000 and a decrease in accounts payable and accrued expenses of $244,000, partially offset by net income of $1,071,000, and a non-cash adjustment for depreciation and amortization of $116,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONTINUED)

Net cash used for investing activities for the three months ended March 31, 2006 was $267,000. The use of these funds was for capital expenditures. In 2005, net cash used for investing activities was $241,000. The use of these funds was for capital expenditures and costs associated with the acquisition of Willtek of
$134,000 and $107,000, respectively.

Cash provided by financing activities for the three months ended March 31, 2006 was $1,129,000. The primary source of these funds was from the sale of 250,000 shares of treasury stock for $667,500 and an additional bank loan of $392,000 by
Willtek, the proceeds of which must be used for research and development. For the three months ended March 31, 2005, net cash used for financing activities was $511,000. The primary use of these funds was for the payment of dividends of
$524,000, partially offset by proceeds from the exercise of stock options of
$23,000.

The Company anticipates that its resources provided by its cash flow from operations will be sufficient to meet its financing requirements for at least the next twelve-month period. The Company does not believe it will need to borrow additional funds during the next twelve-month period.

INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business or its results of operations nor does it believe that its business is seasonal.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's bank loan and the associated interest expense are not sensitive to changes in the level of interest rates. The Company's note is interest free through June 2008 and will bear interest at the annual rate of 4% beginning July
2008. The note requires twelve half yearly payments beginning December 2008 until maturity at June 2014. As a result, the Company is not subject to significant market risk for changes in interest rates and will not be materially subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

FOREIGN EXCHANGE RATE RISK

The Company has one foreign subsidiary in Germany. The Company does business in more than fifty countries and currently generates approximately 55% of its revenues from outside North America. The Company's ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company's total assets in its foreign subsidiary was $11,900,000 at March
31, 2006, translated into US dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and, as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company's results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the period ended March 31, 2006. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

Item 1A. RISK FACTORS

            The Company is not aware of any material changes from risk factors as previously disclosed its Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            On February 16, 2006, the Board of Directors approved the sale of
            250,000 shares of Wireless Telecom Group, Inc. treasury stock at the market rate of $2.67 per share to a key employee in the Company's
            German subsidiary. Total funds received for this transaction were
            $667,500, which increased the Company's shareholders' equity. The
            Company relied on section 4(2) of the Securities Act as the basis for an exemption from registering the sale of these shares of treasury stock.

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

_______________________
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

                                              WIRELESS TELECOM GROUP, INC.
                                              ----------------------------
                                              (Registrant)

Date: May 12, 2006                            /S/James M. Johnson
                                              --------------------------------
                                              James M. Johnson
                                              Chief Executive Officer

Date: May 12, 2006                            /S/Paul Genova
                                              --------------------------------
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

-------------
* Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated
March 29, 2005, and incorporated herein by reference.

** Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated
July 1, 2005, and incorporated herein by reference.

