Form 10-K/A
period 2005-12-31
WIRELESS TELECOM GROUP INC
filed 2006-05-23
CIK 878828

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
Yes No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 29, 2006: 19,069,785

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Items 10, 11, 12, 13 and 14	In the Company’s Definitive Proxy Statement in connection with its 2006 annual meeting of shareholders filed with the Securities and Exchange Commission on May 1, 2006.
Part IV – Certain exhibits listed in response to Item 15(a)(3)	Prior filings made by the Company under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Explanatory Note

Wireless Telecom Group, Inc.(the ‘‘Company’’) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year-ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on March 31, 2006 (the ‘‘Original Form 10-K’’), to amend Item 8 ‘‘Financial Statements and Supplementary Data’’ in order to correct certain of the equity compensation plan information in Note 8 of the Notes to Consolidated Financial Statements. No other information in the Original Form 10-K has been affected by this Amendment No. 1 and the Company has not updated disclosures in this Amendment No. 1 to reflect any event subsequent to the Company's filing of the Original Form 10-K.

The Company has included all of the Items in this Amendment No. 1 for the convenience of the reader.

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

On July 7, 2000, a newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton Electronics Corporation (‘‘Boonton’’), a public entity. Each share of Boonton common stock was converted into.79 shares of the Company’s common stock with aggregated consideration totaling 1,885,713 shares of Wireless common stock. The merger was accounted for as a pooling of interests.

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

	2005	2004	2003	2002	2001
Selected Statement of Operations Data:
Net sales	$38,770,644	$22,105,207	$19,724,240	$20,747,707	$19,041,838
Income before income taxes	$4,582,198	2,620,877	2,575,577	2,590,768	3,279,271
Provision for income taxes	1,038,234	289,400	812,582	823,150	2,062,000
Net income	3,543,964	2,331,477	1,762,995	1,767,618	1,217,271
Selected Per Share Data:
Net income per common share – diluted	$.16	$.13	$.10	$.10	$.07
Shares used in computation of earnings per share – diluted	21,696,981	17,578,185	17,113,472	17,340,264	18,046,498
Cash dividends per common share	$.12	$.12	$.09	$.08	$.04
Selected Balance Sheet Data:
Working capital	$17,906,791	$23,559,525	$23,971,858	$23,510,803	$23,318,264
Total assets	79,293,850	35,406,868	33,624,211	32,215,596	32,905,258
Total liabilities	26,682,317	5,928,036	5,404,159	4,328,638	4,798,158
Shareholders’ equity	52,611,533	29,478,832	28,220,052	27,886,958	28,107,100

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(b) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm — Principal Auditors

Report of Independent Registered Public Accounting Firm — Other Auditors

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

(3)	Exhibits

3.1	Certificate of Incorporation, as amended(1)

3.2	Amended and Restated By-laws(1)

3.3	Amendment to the Certificate of Incorporation(2)

3.4	Amendment to the Certificate of Incorporation(3)

4.2	Form of Stock Certificate(1)

10.1	Summary Plan Description of Profit Sharing Plan of the Registrant(1)

10.2	Incentive Stock Option Plan of the Registrant and related agreement(1)

10.3	Amendment to Registrant’s Incentive Stock Option Plan and related agreement(3)

10.4	Wireless Telecom Group, Inc. 2000 Stock Option Plan(4)

10.5	Stock Purchase Agreement dated December 21, 2001, by and among the Company, Microlab/FXR and Harry A. Augenblick(5)

10.6	Stock Purchase Agreement made as of December 21, 2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan(5)

10.7	Amended and Restated Stock Purchase Agreement, dated as of March 29, 2005, among the Company, Willtek Communications GmbH, Investcorp Technology Ventures, L.P., and Damany Holding GmbH(6)

10.8	Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek Communications GmbH and Wireless Telecom Group, Inc.(6)

10.9	Severance Agreement, dated March 29, 2005, between Wireless Telecom Group, Inc. and Paul Genova(8)

11.1	Computation of Per Share Earnings filed herewith

14	Code of Ethics(7)

23.1	Consent of Independent Registered Public Accounting Firm (Lazar Levine & Felix LLP) filed herewith as Exhibit 23.1

23.2	Consent of Independent Registered Public Accounting Firm (Ernst &Young AG) filed herewith as Exhibit 23.2

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.

(4)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 21, 2001, filed with the Commission on January 4, 2002 and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 29, 2005, filed with the Commission on March 29, 2005 and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
Date: May 16, 2006	By:	/s/ James M. Johnson
James M. Johnson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Savio Tung	Chairman of the Board	May 16, 2006

Savio Tung

/s/ James M. Johnson	Chief Executive Officer and Vice Chairman of the Board	May 16, 2006

James M. Johnson

/s/ Paul Genova	President, Chief Financial Officer	May 16, 2006

Paul Genova

/s/ Henry Bachman	Director	May 16, 2006

Henry Bachman

/s/ John Wilchek	Director	May 16, 2006

John Wilchek

/s/ Michael Manza	Director	May 16, 2006

Michael Manza

/s/ Andrew Scelba	Director	May 16, 2006

Andrew Scelba

/s/ Hazem Ben-Gacem	Director	May 16, 2006

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Willtek Communications GmbH at December 31 and July 1, 2005, and the consolidated results of its operations and its cash flows for the six-month period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young AG

Ernst & Young AG

Wirtschaftsprüfungsgesellschaft

Munich, Germany

March 31, 2006

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

	December 31,
	2005	2004
-ASSETS-
CURRENT ASSETS:
Cash and cash equivalents	$13,851,120	$15,783,816
Accounts receivable – net of allowance for doubtful accounts of $377,543 and $190,155 for 2005 and 2004, respectively	7,869,537	3,196,750
Inventories	8,376,750	6,780,445
Deferred income taxes – current	198,266	198,266
Prepaid expenses and other current assets	873,053	338,144
TOTAL CURRENT ASSETS	31,168,726	26,297,421
PROPERTY, PLANT AND EQUIPMENT - NET	6,681,696	5,937,788
OTHER ASSETS:
Goodwill	24,066,284	1,351,392
Other intangible assets – net	13,910,000	—
Deferred income taxes – non-current	752,256	886,741
Other assets	2,714,888	933,526
TOTAL OTHER ASSETS	41,443,428	3,171,659
TOTAL ASSETS	$79,293,850	$35,406,868
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$3,655,008	$1,915,707
Accrued expenses and other current liabilities	4,873,939	778,704
Note payable – shareholder	4,145,400	—
Income tax payable	540,699	—
Current portion of mortgage payable	46,889	43,485
TOTAL CURRENT LIABILITIES	13,261,935	2,737,896
LONG TERM LIABILITIES:
Notes payable – bank	1,505,136	—
Deferred income taxes	4,896,936	—
Mortgage payable	2,998,505	3,045,395
Deferred rent payable	156,940	144,745
Other long-term liabilities	3,862,865	—
TOTAL LONG TERM LIABILITIES	13,420,382	3,190,140
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,647,551 and 20,511,001shares issued for 2005 and 2004, respectively, 25,597,851 and 17,461,301shares outstanding for 2005 and 2004, respectively	286,476	205,110
Additional paid-in capital	35,737,185	14,086,756
Retained earnings	24,237,226	22,888,395
Accumulated other comprehensive income	52,075	—
Treasury stock, at cost – 3,049,700 shares	(7,701,429)	(7,701,429)
	52,611,533	29,478,832
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,293,850	$35,406,868

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,
	2005	2004	2003
NET SALES	$38,770,644	$22,105,207	$19,724,240
COSTS AND EXPENSES:
Cost of sales	17,883,574	10,321,916	9,464,878
Selling, general and administrative expenses	16,527,603	9,461,819	8,125,284
Interest (income)	(281,802)	(418,017)	(378,898)
Interest expense	232,049	235,206	238,133
Other (income) expense	(172,978)	(116,594)	(300,734)
TOTAL COSTS AND EXPENSES	34,188,446	19,484,330	17,148,663
INCOME BEFORE PROVISION FOR INCOME TAXES	4,582,198	2,620,877	2,575,577
Provision for income taxes	1,038,234	289,400	812,582
NET INCOME	$3,543,964	$2,331,477	$1,762,995
NET INCOME PER COMMON SHARE:
Basic	$0.16	$0.14	$0.10
Diluted	$0.16	$0.13	$0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,560,676	17,192,728	16,904,036
Diluted	21,696,981	17,578,185	17,113,472

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total
Balance at December 31, 2002	$198,754	$12,904,589	$22,379,333	$—	$(7,595,718)	$27,886,958
Dividends – $.09 per share	—	—	(1,521,628)	—	—	(1,521,628)
Stock options exercised	1,170	196,268	—	—	—	197,438
Purchase of treasury stock	—	—	—	—	(105,711)	(105,711)
Net income	—	—	1,762,995	—	—	1,762,995
Balance at December 31, 2003	199,924	13,100,857	22,620,700	—	(7,701,429)	28,220,052
Dividends – $.12 per share	—	—	(2,063,782)	—	—	(2,063,782)
Stock options exercised	5,186	985,899	—	—	—	991,085
Net income	—	—	2,331,477	—	—	2,331,477
Balance at December 31, 2004	205,110	14,086,756	22,888,395	—	(7,701,429)	29,478,832
Net income	—	—	3,543,964	—	—	3,543,964
Foreign currency translation	—	—	—	52,075	—	52,075
Comprehensive income	—	—	—	—	—	3,596,039
Dividends – $.12 per share	—	—	(2,195,133)	—	—	(2,195,133)
Common stock issued re: acquisition of Willtek	80,000	21,360,000	—	—	—	21,440,000
Stock options issued	1,366	290,429	—	—	—	291,795
BALANCE AT DECEMBER 31, 2005	$286,476	$35,737,185	$24,237,226	$52,075	$(7,701,429)	$52,611,533

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,
	2005	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,543,964	$2,331,477	$1,762,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	787,917	491,257	497,599
Amortization of purchased intangibles	716,894	—	—
Deferred rent	12,195	32,890	68,478
Deferred income taxes	(176,064)	(436,266)	(155,785)
Accrued interest	84,460		—
Foreign exchange rate adjustment	(86,239)	—	—
Provision for losses on accounts receivable	110,025	14,756	(439)
Provision for warranty and inventory reserves	(164,638)	—	—
Provision for pensions and similar obligation	(228,754)	—	—
Changes in assets and liabilities net of effect of acquisition:
(Increase) decrease in accounts receivable	(1,595,183)	(135,426)	12,343
Decrease (increase) in inventory	498,011	(877,255)	(418,568)
Increase in income taxes payable	527,805	—	—
Decrease (increase) in prepaid expenses and other current assets	173,966	328,420	(149,485)
(Decrease) increase in accounts payable and accrued expenses	(363,276)	531,316	1,044,444
(Decrease) increase in income taxes	(164,650)	150,650	(218,391)
Net cash provided by operating activities	3,841,083	2,281,169	2,661,582
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs associated with acquisition, net of cash acquired	(2,901,911)	(787,119)	—
Purchase of intangible assets	(3,373)	—	—
Capital expenditures	(687,469)	(896,913)	(450,816)
Proceeds from dispositions of property plant and equipment	111,350	—	—
Officers’ life insurance	—	33,940	(879)
Net cash (used for) investing activities	(3,481,403)	(1,650,092)	(451,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage note	(43,486)	(40,329)	(37,401)
Dividends paid	(2,195,133)	(2,063,782)	(1,521,628)
Increase in note payable	83,011	—	—
Proceeds from exercise of stock options	291,795	991,085	197,438
Decrease from bank overdraft	(428,563)	—	—
Acquisition of treasury stock	—	—	(105,711)
Net cash (used for) financing activities	(2,292,376)	(1,113,026)	(1,467,302)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,932,696)	(481,949)	742,585
Cash and cash equivalents, at beginning of year	15,783,816	16,265,765	15,523,180
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$13,851,120	$15,783,816	$16,265,765
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Taxes	$417,354	$772,336	$195,039
Interest	$258,781	$235,206	$238,133

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of Willtek Communications GmbH through the issuance of 8,000,000 shares of common stock valued at $21,440,000

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 –	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 –	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 –	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

Stock Based Compensation:

The Company accounts for stock-based awards granted to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25 (‘‘APB No. 25’’), under which no compensation cost is recognized for stock option awards granted at fair market value. Had compensation costs of such option awards been determined under a fair value alternative method as stated in SFAS No. 148 ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123’’, the Company would have been required to prepare a fair value model for such options and record such amount in the consolidated financial statements as compensation expense. Pro forma stock-based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all such awards, are presented in the table below.

In accordance with Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’), which was effective October 1, 1996, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 –	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

amended, the fair value of option awards is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions; dividend yield of 10%, risk-free interest rate of 4.3%, 3.5%, and 2.4% in fiscal years ended December 31, 2005, 2004, and 2003 respectively, and expected option life of 2 years. Volatility was assumed to be 55%, 86%, and 86%, in the years ended December 31, 2005, 2004, and 2003, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 –	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

	Years Ended December 31,
	2005	2004	2003
Weighted average number of common shares outstanding – Basic	21,560,676	17,192,728	16,904,036
Incremental shares for assumed conversions of stock options	136,305	385,457	209,436
Weighted average number of common and equivalent shares outstanding-Diluted	21,696,981	17,578,185	17,113,472

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 –	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006.

In April 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 47(‘‘FIN 47’’), ‘‘Accounting for Conditional Asset Retirement Obligations  — An Interpretation of FASB Statement No. 143.’’ FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.

Reclassifications:

Certain prior years information has been reclassified to conform to the current year’s reporting presentation.

NOTE 2 –	ACQUISITION:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 2 –	ACQUISITION: (Continued)

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

	For the Twelve Months Ended December 31,
	2005	2004
Net revenue	$50,725,000	$47,860,000
Net income (loss)	$69,000	$(2,566,000)
Diluted income (loss) per common share	$0.00	$(0.10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 3 –	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, consists of the following:

	December 31,
	2005	2004
Building and improvements	$3,888,461	$3,557,186
Machinery and equipment	8,295,971	3,488,681
Furniture and fixtures	739,353	613,563
Transportation equipment	123,026	148,429
Leasehold improvements	1,155,230	1,155,230
	14,202,041	8,963,089
Less: accumulated depreciation and amortization	8,220,345	3,725,301
	5,981,696	5,237,788
Add: land	700,000	700,000
	$6,681,696	$5,937,788

Depreciation expense of $787,917, $491,257, and $497,599 was recorded for the years ended December 31, 2005, 2004, and 2003 respectively.

NOTE 4 –	OTHER ASSETS:

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

NOTE 5 –	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consists of the following:

	December 31,
	2005	2004
Interest	$1,626,117	$—
Payroll and related benefits	917,678	—
VAT payable	441,695	—
Professional fees	362,340	87,204
Commissions	333,521	209,473
Goods received not invoiced	246,755	239,787
Warranty reserve	210,136	—
Other Miscellaneous expenses	735,697	242,240
Total	$4,873,939	$778,704

NOTE 6 –	MORTGAGE AND NOTE PAYABLE — LONG TERM:

In December 1999, the Company exercised its option to purchase a facility, which was previously being leased, for a purchase price of $4,225,000 (including land). At the time of closing, the Company assumed the mortgage note, on this property, in the amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6 –	MORTGAGE AND NOTE PAYABLE — LONG TERM: (Continued)

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

NOTE 7 –	OTHER LONG-TERM LIABILITIES:

Other long-term liabilities consist of the following:

	December 31,
	2005	2004
Pension provision and similar obligations	$2,400,059	$—
Deferred rent – acquisition	916,642	—
Other miscellaneous	546,164	—
Total	$3,862,865	$—

NOTE 8 –	SHAREHOLDERS’ EQUITY:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 8 –	SHAREHOLDERS’ EQUITY: (Continued)

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

Equity Compensation Plans:

The following table summarizes information, as of December 31, 2005, relating to equity compensation plans of the Company pursuant to which grants of options or other rights to acquire shares may be granted from time to time:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 8 –	SHAREHOLDERS’ EQUITY: (Continued)

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,251,630	$2.51	494,917
Equity compensation plans not approved by security holders	0	0	0
Total	1,251,630	$2.51	494,917

(1)	These plans include the Company’s 1995 and 2000 Stock Option Plans.

NOTE 9 –	OPERATIONAL INFORMATION AND EXPORT SALES:

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

Regional Assets and Sales:

The Company, in accordance with SFAS No. 131 ‘‘Disclosures about Segments of an Enterprise and Related Information’’, has disclosed the following segment information:

	As of December 31,
Long-lived assets	2005	2004
United States	$5,858,343	$5,937,788
Europe	823,353	—
	$6,681,696	$5,937,788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9 –	OPERATIONAL INFORMATION AND EXPORT SALES: (Continued)

	For the Twelve Months Ended December 31,
Revenues by Region	2005	2004	2003
Americas	$21,128,708	$15,563,181	$13,189,161
Europe	10,722,300	3,713,795	2,921,440
Asia	5,828,027	2,741,637	2,958,977
Other	1,091,609	86,594	654,662
	$38,770,644	$22,105,207	$19,724,240

Purchases:

In 2005, two third party suppliers accounted for more than 10% of the Company’s total inventory purchases. No third party supplier accounted for more than 10% of the Company’s total inventory purchases for 2004 or 2003.

NOTE 10 –	401(k) PROFIT SHARING PLAN:

During the year ended December 31, 1990, the Company adopted a resolution to institute a 401(k) profit sharing plan effective January 1, 1991, to cover all eligible employees. Company contributions to the plan for the years ended December 31, 2005, 2004 and 2003 aggregated $174,994, $108,045 and $106,214, respectively.

NOTE 11 –	INCOME TAXES:

The components of income tax expense related to income are as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$806,882	$443,392	$619,226
State	286,641	153,850	355,434
Foreign	17,906	—	—
Deferred:
Federal	(58,556)	(248,000)	(155,785)
State	(14,639)	(59,842)	(6,293)
	$1,038,234	$289,400	$812,582

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax rate:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 11 –	INCOME TAXES: (Continued)

	Year Ended December 31,
	2005	2004	2003
	% of Pre Tax Earnings	% of Pre Tax Earnings	% of Pre Tax Earnings
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax net of federal tax benefit	5.9	5.9	8.3
Benefits from foreign sales	(17.0)	(23.8)	(6.1)
Other, including research and development credit, net operating loss	(.2)	(5.1)	(4.7)
	22.7%	11.0%	31.5%

The components of deferred income taxes are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$48,000	$189,852
Allowances for doubtful accounts	32,000	76,062
Deferred costs	140,000	140,000
Tax effect of goodwill	382,243	500,759
Book depreciation over tax	60,400	—
Net operating loss carryforward	958,000	1,082,400
	1,620,643	1,989,073
Valuation allowance for deferred tax assets	(670,121)	(791,198)
	950,522	1,197,875
Deferred tax liabilities:
Tax over book depreciation	—	(112,868)
Net deferred tax asset	$950,522	$1,085,007
Deferred tax liability due to acquisition	$4,896,936	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 12 –	COMMITMENTS AND CONTINGENCIES:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 12 –	COMMITMENTS AND CONTINGENCIES: (Continued)

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

NOTE 13 –	RELATED PARTY TRANSACTIONS:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 14 –	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly financial data (in thousands, except per share amounts).

2005	Quarter
	1st	2nd	3rd	4th
Net sales	$6,048	$5,963	$12,463	$14,297
Gross profit	3,278	3,066	6,653	7,890
Operating income	1,224	1,210	637	1,511
Net income	1,071	1,059	624	790
Diluted net income per share	$.06	$.06	$.02	$.03

2004	Quarter
	1st	2nd	3rd	4th
Net sales	$5,486	$5,584	$5,944	$5,091
Gross profit	3,091	3,028	3,175	2,489
Operating income	120	953	929	319
Net income	188	647	785	711
Diluted net income per share	$.01	$.04	$.05	$.04

NOTE 15 –	SUBSEQUENT EVENTS:

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