Form 10-Q
period 2006-06-30
WIRELESS TELECOM GROUP INC
filed 2006-08-14
CIK 878828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                             COMMISSION FILE NUMBER
                                     1-11916

                                   ----------

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

                                   ----------

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

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of Common Stock outstanding as of August 10, 2006: 25,854,451

Number of non-affiliated shares of Common Stock outstanding as of August 10,
2006: 19,308,785

                          WIRELESS TELECOM GROUP, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                           Page(s)
                                                                         -------
   Item 1 -- Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets as of June 30, 2006
                (unaudited) and December 31, 2005                              3
             Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 2006 (unaudited)
               and 2005 (unaudited)                                            4
             Condensed Consolidated Statements of Cash Flows for the
                Six  Months Ended June 30, 2006 (unaudited) and
                2005 (unaudited)                                               5
             Notes to Interim Condensed Consolidated Financial
                Statements (unaudited)                                    6 - 11

   Item 2 -- Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      12 - 15

   Item 3 -- Quantitative and Qualitative Disclosures About Market
                Risk                                                     15 - 16

   Item 4 -- Controls and Procedures                                          16

PART II. OTHER INFORMATION

   Item 1 -- Legal Proceedings                                                17

   Item 1A -- Risk Factors                                                    17

   Item 2 -- Unregistered Sales of Equity Securities and Use of
                Proceeds                                                      17

   Item 3 -- Defaults upon Senior Securities                                  17

   Item 4 -- Submission of Matters to a Vote of Security Holders              17

   Item 5 -- Other Information                                                17

   Item 6 - Exhibits                                                          18

Signatures                                                                    19

Exhibit Index                                                                 20

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -
                                                                              JUNE 30,    DECEMBER 31,
                                                                                2006          2005
                                                                            -----------   ------------
                                                                            (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                                $13,942,138    $13,851,120
   Accounts receivable - net of allowance for doubtful accounts of
      $180,413 and $377,543 for 2006 and 2005, respectively                   8,683,275      7,869,537
   Inventories                                                                9,461,679      8,376,750
   Deferred income taxes-current                                                198,266        198,266
   Prepaid expenses and other current assets                                  1,295,316        873,053
                                                                            -----------    -----------
TOTAL CURRENT ASSETS                                                         33,580,674     31,168,726
                                                                            -----------    -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                           6,741,739      6,681,696
                                                                            -----------    -----------
OTHER ASSETS:
   Goodwill                                                                  24,156,284     24,066,284
   Other intangible assets - net                                             13,320,000     13,910,000
   Deferred income taxes - non-current                                          771,008        752,256
   Cash surrender value of foreign pension insurance and other assets         3,045,586      2,714,888
                                                                            -----------    -----------
TOTAL OTHER ASSETS                                                           41,292,878     41,443,428
                                                                            -----------    -----------
TOTAL ASSETS                                                                $81,615,291    $79,293,850
                                                                            ===========    ===========
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable                                                         $ 3,908,110    $ 3,655,008
   Accrued expenses and other current liabilities                             5,142,902      4,873,939
   Note payable - shareholder                                                 4,392,850      4,145,400
   Income tax payable                                                           728,000        540,699
   Current portion of mortgage payable                                           48,792         46,889
                                                                            -----------    -----------
TOTAL CURRENT LIABILITIES                                                    14,220,654     13,261,935
                                                                            -----------    -----------
LONG TERM LIABILITIES:
   Notes payable - bank                                                       1,971,511      1,505,136
   Deferred income taxes                                                      4,689,256      4,896,936
   Mortgage payable                                                           2,973,672      2,998,505
   Deferred rent payable                                                        161,960        156,940
   Provision for pension liability and other long term liabilities            3,227,856      3,862,865
                                                                            -----------    -----------
TOTAL LONG TERM LIABILITIES                                                  13,024,255     13,420,382
                                                                            -----------    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
      none issued                                                                    --             --
   Common stock, $.01 par value, 75,000,000 shares authorized, 28,653,551 and 28,647,551 shares issued for 2006 and 2005, 25,853,851
      and 25,597,851 shares outstanding for 2006 and 2005, respectively         286,536        286,476
   Additional paid-in-capital                                                35,835,524     35,737,185
   Retained earnings                                                         25,443,599     24,237,226
   Accumulated other comprehensive income                                      (126,348)        52,075
   Treasury stock at cost, 2,799,700 and 3,049,700 shares for 2006
      and 2005, respectively                                                 (7,068,929)    (7,701,429)
                                                                            -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                                   54,370,382     52,611,533
                                                                            -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $81,615,291    $79,293,850
                                                                            ===========    ===========

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                               For the Three Months         For the Six Months
                                  Ended June 30,              Ended June 30,
                             ------------------------   -------------------------
                                 2006         2005          2006          2005
                             -----------   ----------   -----------   -----------

NET SALES                    $12,155,357   $5,962,676   $25,978,029   $12,010,853
                             -----------   ----------   -----------   -----------
COSTS AND EXPENSES:
   Cost of sales               5,583,972    2,896,775    11,865,160     5,666,427
   Operating expenses          6,077,341    1,855,661    12,467,070     3,911,425
   Interest (income)             (81,912)    (108,389)     (162,426)     (176,696)
   Interest expense               57,346       58,116       115,129       116,434
   Other (income) expense        (45,505)     (70,407)     (113,706)     (108,258)
                             -----------   ----------   -----------   -----------
TOTAL COSTS AND EXPENSES      11,591,242    4,631,756    24,171,227     9,409,332
                             -----------   ----------   -----------   -----------
INCOME BEFORE INCOME TAXES       564,115    1,330,920     1,806,802     2,601,521
PROVISION FOR INCOME TAXES       374,247      272,050       600,429       472,050
                             -----------   ----------   -----------   -----------
NET INCOME                   $   189,868   $1,058,870   $ 1,206,373   $ 2,129,471
                             ===========   ==========   ===========   ===========
NET INCOME PER COMMON
SHARE:
   BASIC                     $      0.01   $     0.06   $      0.05   $      0.12
                             ===========   ==========   ===========   ===========
   DILUTED                   $      0.01   $     0.06   $      0.05   $      0.12
                             ===========   ==========   ===========   ===========

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         For the Six Months
                                                                           Ended June 30,
                                                                     -------------------------
                                                                         2006          2005
                                                                     -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $ 1,206,373   $ 2,129,471
   Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
    Depreciation and amortization                                        547,540       251,838
    Amortization of purchased intangibles                                440,000            --
    Stock compensation expense                                            53,274            --
    Deferred rent                                                          5,020        16,445
    Deferred income taxes                                               (226,432)           --
    Provision for losses on accounts receivable                         (197,130)       13,595
  Changes in assets and liabilities, net of effect of acquisition:
   (Increase) in accounts receivable                                    (616,608)     (175,416)
   (Increase) decrease in inventory                                   (1,084,929)       21,020
   (Increase) decrease in prepaid expenses and other assets             (752,960)        1,370
   Increase (decrease) in accounts payable and accrued expenses          522,065      (887,695)
   (Decrease) in pension liability and other long-term liabilities      (635,010)           --
   Increase in income taxes payable                                      187,301       193,500
                                                                     -----------   -----------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (551,496)    1,564,128
                                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                 (547,641)     (262,843)
   Costs associated with acquisition                                          --      (332,492)
                                                                     -----------   -----------
      NET CASH (USED FOR) INVESTING ACTIVITIES                          (547,641)     (595,335)
                                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of mortgage note                                             (22,930)      (21,333)
   Proceeds from sale of treasury stock                                  667,500            --
   Dividends paid                                                             --    (1,048,112)
   Increase in note payable to shareholder                               247,450            --
   Proceeds from bank loan                                               466,375            --
   Proceeds from exercise of stock options/warrants                       10,125        98,563
                                                                     -----------   -----------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES             1,368,520      (970,882)
                                                                     -----------   -----------
   Foreign exchange rate adjustment                                     (178,365)           --
                                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      91,018        (2,089)
   Cash and cash equivalents, at beginning of year                    13,851,120    15,783,816
                                                                     -----------   -----------
   CASH AND CASH EQUIVALENTS, AT END OF PERIOD                       $13,942,138   $15,781,727
                                                                     ===========   ===========
SUPPLEMENTAL INFORMATION:
   Cash paid during the period for:
      Taxes                                                          $   646,300   $   276,500
      Interest                                                       $   115,234   $   116,434

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     The condensed, consolidated balance sheet as of June 30, 2006 and the condensed, consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005 and the condensed, consolidated statements of cash flows for the six month periods ended June 30, 2006 and
     2005 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc.
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

     The results of operations for the three and six-month periods ended June
     30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

     On July 1, 2005, the Company acquired Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany
     ("Willtek"), for the net purchase price of $26,149,826. The acquisition of
     Willtek was recorded under the purchase method of accounting for financial statement purposes. Willtek's Balance Sheets are included in the Condensed
     Consolidated Balance Sheet at June 30, 2006 and at December 31, 2005.
     Willtek's results of operations and cash flows for the three and six-months ended June 30, 2006 are included in the Condensed Consolidated Statements of Operations and Cash Flows, but their results of operations and cash flows for the three and six-months ended June 30, 2005 are not included.
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

NOTE 3 - SHAREHOLDERS' EQUITY

     During the six months ended June 30, 2006, no shares were repurchased by the Company under the stock repurchase program authorized by the Board of
     Directors on November 27, 2000 and as amended on October 5, 2001.

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

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     On July 1, 2005, the Company acquired Willtek Communications GmbH, which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $22,804,892 was recorded as goodwill. In accordance with Statement of Financial Accounting Standards No. 142, ("SFAS
     No. 142") Goodwill and Other Intangible Assets, this goodwill will not be amortized, but will be tested for impairment periodically by management.
     Management considered a number of factors, including valuations of the future cash flows of the business and concluded that this goodwill was not impaired and consequently no adjustment to goodwill was necessary at June
     30, 2006.

     On December 21, 2001, the Company acquired Microlab/FXR, which was recorded under the purchase method of accounting for financial statement purposes.
     The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $1,351,392 was recorded as goodwill. In accordance with SFAS No. 142, this goodwill will not be amortized, but will be tested for impairment periodically by management. Management considered a number of factors, including valuations of the future cash flows of the business and concluded that this goodwill was not impaired and consequently no adjustment to goodwill was necessary at June 30, 2006.

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

     As a result of the adoption of FAS 123 (R), the Company's results for the three and six-month periods ended June 30, 2006 include share-based compensation expense totaling $29,961 and $53,274, respectively. Such amounts have been included in the Consolidated Statements of Operations within operating expenses.

     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. The weighted average estimated fair value of stock options granted in the six-months ended June 30, 2006 and 2005 was $2.54 and $2.93, respectively.

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

                                                      Six Months
                                Three Months Ended      Ended
                                      June 30,         June 30,
                                ------------------   -----------
                                   2006   2005       2006   2005
                                   ----   ----       ----   ----
     Expected term (in years)      4.0    6.0         3.0    6.5
     Expected volatility          31.9%    54%       30.8%    65%
     Expected dividend yield       0.0%    10%        0.0%    10%
     Risk-free interest rate       4.8%   3.5%        4.5%   3.5%

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

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                   For the Three Months
                                                           Ended          For the Six Months Ended
                                                       June 30, 2005           June 30, 2005
                                                   --------------------   ------------------------

Net income attributable to common stockholders,
   as reported                                           $1,058,870               $2,129,471
Less: Stock-based compensation - based on
   fair value                                                54,071                   99,130
                                                         ----------               ----------
Pro forma net income attributable to common
   stockholders                                          $1,004,799               $2,030,341
                                                         ==========               ==========
Net income per share:
Basic and diluted income per share - as reported         $     0.06               $     0.12
Basic and diluted income per share - pro forma           $     0.06               $     0.12

     The Company granted 500,000 and 120,000 options under the Plan during the first and second quarters of 2006 at an exercise price of $2.70 and $2.72 per share, respectively.

     The following table represents our stock options granted, exercised, and forfeited during 2006.

                                                   Weighted     Weighted
                                                   Average      Average
                                                   Exercise    Remaining     Aggregate
                                      Number of   Price per   Contractual    Intrinsic
                                        Shares      share         Term         Value
                                      ---------   ---------   -----------   ----------

     Stock Options
     Outstanding at January 1, 2006   1,251,630     $2.51
     Granted                            620,000      2.70
     Exercised                           (6,000)     1.69
     Forfeited/cancelled               (179,333)     2.64
     Outstanding at June 30, 2006     1,686,297     $2.56         6.2       $3,208,000
                                      ---------
     Exercisable at June 30, 2006     1,066,297     $2.49         4.9       $1,867,000
                                      =========

     During the second quarter of 2006, 6000 stock options were exercised, however no options were exercised during the first quarter of 2006. During the first and second quarters of 2005, 12,250 and 40,000 options were exercised, respectively. On July 6, 2006, the Company's Amended and
     Restated 2000 Stock Option Plan, which authorizes the granting of options relating to an additional 2,000,000 shares of common stock, was approved by shareholder vote.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - ACQUISITION

     On July 1, 2005, the Company acquired all of the outstanding equity of
     Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany ("Willtek"), in exchange for 8,000,000 shares of
     WTT's common stock having an aggregate value of $21,440,000, based on a closing sale price of $2.68 per share of WTT's common stock on July 1,
     2005. Including $2,969,572 in closing costs and $1,753,017 of reorganization costs, less cash acquired of $102,763, the total purchase price was $26,149,826. The business combination has been accounted for as a purchase in accordance with SFAS No. 141 allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation resulted in recording intangibles of $14,500,000 and goodwill of $22,804,892.

     During the six months ended June 30, 2006, the amortizable intangibles resulted in an amortization charge of $590,000. During this same period, this amortization charge is partially off-set by a purchase accounting adjustment of $150,000 which relates to unused rental space, adjusted for fair market value, at the Company's German facility.

     The following unaudited pro forma financial information for the three and six-months ended June 30, 2005 presents the combined results of operations of the Company and Willtek as if the acquisition had occurred at January 1,
     2005, the beginning of the earliest period presented. The pro forma results presented below for 2005 combine the results of the Company for 2005 and historical results of Willtek from January 1, 2005 through June 30, 2005.
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

                                       For the Three Months   For the Six Months
                                         Ended June 30,         Ended June 30,
                                             2005                   2005
                                       --------------------   ------------------
     Net revenue                           $11,318,000           $24,840,000
                                           ===========           ===========
     Net (loss)                            $(1,512,000)          $(1,457,000)
                                           ===========           ===========
     Diluted (loss) per common share       $     (0.06)          $     (0.06)
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

                         As of June 30,   As of December 31,
     Long-lived assets        2006              2005
     -----------------   --------------   ------------------
     United States           $5,914,508           $5,858,343
     Europe                     827,231              823,353
                             ----------           ----------
                             $6,741,739           $6,681,696
                             ==========           ==========

                            For the Three Months         For the Six Months
                               Ended June 30,              Ended June 30,
                          -------------------------   -------------------------
     Revenues by region       2006          2005          2006          2005
     ------------------   -----------   -----------   -----------   -----------
     Americas             $ 6,533,100   $ 4,332,092   $12,666,976   $ 9,166,672
     Europe                 2,434,748       656,045     6,632,569     1,228,067
     Asia                   1,646,913       943,419     4,049,403     1,560,783
     Other                  1,540,596        31,120     2,629,081        55,331
                          -----------   -----------   -----------   -----------
                          $12,155,357   $ 5,962,676   $25,978,029   $12,010,853
                          ===========   ===========   ===========   ===========

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

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of June 30, 2006 and as of December
31, 2005

(ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2006 and 2005 and (iii) Condensed Consolidated Statements
of Cash Flows for the six month periods ended June 30, 2006 and 2005.

Willtek's Balance Sheets are included in the Condensed Consolidated Balance
Sheets at June 30, 2006 and at December 31, 2005. Willtek's results of operations and cash flows for the three and six months ended June 30, 2006 are included in the Condensed Consolidated Statements of Operations and Cash Flows,
but their results of operations and cash flows for the three and six months ended June 30, 2005 are not included.

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

For the six months ended June 30, 2006 as compared to the corresponding period of the previous year, net sales increased to $25,978,000 from $12,011,000 an increase of $13,967,000 or 116%. For the three months ended June 30, 2006 as compared to the corresponding period of the previous year, net sales increased to $12,155,000 from $5,963,000 an increase of $6,192,000 or 104%. The increase is primarily the result of the inclusion of Willtek's sales, which aggregated
$12,888,000 and $5,623,000 for the six and three-month periods ended June 30,
2006, respectively. Additionally, the sales activity in the Company's pre-acquisition business units resulted in an overall increase in sales for both the first and second quarters of 2006 as compared to the corresponding periods of the previous year, and is primarily due to increased demand in the Company's existing products across all three domestic businesses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONTINUED)

Gross profit on net sales for the six months ended June 30, 2006 was $14,113,000 or 54.3% as compared to $6,344,000 or 52.8% of net sales for the six months ended June 30, 2005. Gross profit on net sales for the three months ended June
30, 2006 was $6,571,000 or 54.1% as compared to $3,066,000 or 51.4% of net sales for the three months ended June 30, 2005. Gross profit margins are higher due to the inclusion of Willtek, whose products generally contribute a higher gross profit margin within the mix of the Company's products, as well as, lower labor costs, and lower direct overhead costs. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the six months ended June 30, 2006 were $12,467,000 or
48% of net sales as compared to $3,911,000 or 32.6% of net sales for the six months ended June 30, 2005. Operating expenses for the quarter ended June 30,
2006 were $6,077,000 or 50% of net sales as compared to $1,856,000 or 31.1% of net sales for the quarter ended June 30, 2005. Operating expenses are higher primarily due to the inclusion of Willtek's operating expenses of $7,180,000 and
$3,475,000 for the six and three-months ended June 30, 2006, respectively, as compared to the same periods last year. Additionally during the first and second quarters of 2006, the Company incurred $590,000 of amortization expense associated with the acquisition of Willtek and accrued compensation expense of
$400,000 for an incentive based compensation plan for all of the Company's employees. The increase is partially offset by an overall reduction in operating expenses across all business groups resulting from the Company's implementation of an effective cost reduction plan in the prior year and ongoing operational synergies.

Interest income decreased by $26,000 and $15,000 for the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of the previous year. These decreases were primarily due to lower returns in a working capital management account, classified as cash equivalents, due to the fact that they were highly liquid and readily convertible to cash and were intended to be liquidated by the Company on a short-term basis.

Other income decreased by $25,000 for the three months ended June 30, 2006. For the six months ended June 30, 2006, other income increased slightly by $5,000.

Net income decreased to $1,206,000, or $.05 per share (diluted), for the six months ended June 30, 2006 as compared to $2,129,000, or $.12 per share
(diluted) for the six months ended June 30, 2005. The Company realized net income for the quarter ended June 30, 2006 of $190,000 or $.01 per share
(diluted) as compared to $1,059,000 or $.06 per share (diluted) for the three months ended June 30, 2005. The explanation of the change in net income can be derived from the analysis given above of operations for the six and three-month periods ending June 30, 2006 and 2005, respectively. The decrease in earnings per share can be further explained by the issuance of 8,000,000 shares of the
Company's common stock relating to the Willtek purchase agreement, which increases the number of common shares outstanding further diluting earnings on a per share basis.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $1,453,000 to $19,360,000 at June
30, 2006, from $17,907,000 at December 31, 2005. At June 30, 2006, the Company
had a current ratio of 2.4 to 1, and a ratio of debt to tangible net worth of
1.61 to 1. At December 31, 2005, the Company had a current ratio of 2.4 to 1, and a ratio of debt to tangible net worth of 1.82 to 1. In 2005, the Company's current ratio was affected by current liabilities assumed and cash paid for the acquisition of Willtek.

Operating activities used $551,000 in cash flows for the six-month period ending
June 30, 2006. The use of these funds was primarily due to an increase in inventory of $1,085,000, an increase in prepaid expenses and other assets of
$753,000, a decrease in other long-term liabilities of $635,000, and an increase in accounts receivable of $617,000, partially offset by net income of
$1,206,000, a non-cash adjustment for depreciation and amortization of $548,000, an increase in accounts payable and accrued expenses of $522,000, and a non-cash adjustment for amortization of intangible assets of $440,000.

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

The Company realized cash provided by operations of $1,564,000 for the comparable period in 2005. The primary source of these funds was provided by net income of $2,129,000, a non-cash adjustment for depreciation and amortization of
$252,000, and an increase in income taxes payable of $194,000, partially offset by a decrease in accounts payable and accrued expenses of $888,000 and an increase in accounts receivable of $175,000.

Net cash used for investing activities for the six months ended June 30, 2006 was $548,000. The use of these funds was for capital expenditures. In 2005, net cash used for investing activities was $595,000. The use of these funds was for costs associated with the acquisition of Willtek and capital expenditures of
$332,000 and $263,000, respectively.

Cash provided by financing activities for the six months ended June 30, 2006 was
$1,369,000. The primary source of these funds was from the sale of 250,000 shares of treasury stock for $667,500 and an additional bank loan of $466,000 by
Willtek, the proceeds of which must be used for research and development. For the six months ended June 30, 2005, net cash used for financing activities was
$971,000. The primary use of these funds was for the payment of dividends of
$1,048,000, partially offset by proceeds from the exercise of stock options of
$99,000.

The Company does not anticipate that its use of cash for operations will adversely impact its ability to meet its financing requirements for at least the next twelve-month period. The Company does not believe it will need to borrow additional funds during the next twelve-month period.

INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business or its results of operations nor does it believe that its business is seasonal.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's bank loan and the associated interest expense are not sensitive to changes in the level of interest rates. The Company's note is interest free through June 2008 and will bear interest at the fixed annual rate of 4%
beginning July 2008. The note requires twelve half yearly payments beginning
December 2008 until maturity at June 2014. As a result, the Company is not subject to significant market risk for changes in interest rates and will not be materially subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

FOREIGN EXCHANGE RATE RISK

The Company has one foreign subsidiary located in Germany. The Company does business in more than fifty countries and currently generates approximately 51%
of its revenues from outside North America. The Company's ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company's total assets in its foreign subsidiary was $12,000,000 at June 30,
2006, translated into US dollars at the applicable exchange rates. The Company also acquires certain inventory from foreign suppliers and, as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company's results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the period ended June 30, 2006. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

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

Item 1A. RISK FACTORS

     The Company is not aware of any material changes from risk factors as previously disclosed its Form 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On February 16, 2006, the Board of Directors approved the sale of 250,000 shares of Wireless Telecom Group, Inc. treasury stock at the market rate of
     $2.67 per share to a key employee in the Company's German subsidiary. Total funds received for this transaction were $667,500, which increased the
     Company's shareholders' equity. The Company relied on section 4(2) of the
     Securities Act of 1933 as the basis for an exemption from registering the sale of these shares of treasury stock. The proceeds of such sale were used for working capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Registrant held its Annual Meeting of Stockholders on July 6, 2006.
     The following proposal was adopted by the votes indicated.

     (b) (c) (1) Seven directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2007. The names of these
     Directors and votes cast in favor of their election and shares withheld are as follows:

                                                 VOTES
     NAME                          VOTES FOR    WITHHELD
     --------------------------   ----------   ---------
     Savio Tung                   20,856,737   2,102,366
     James M. ("Monty") Johnson   20,525,938   2,433,165
     Hazem Ben-Gacem              20,857,432   2,101,671
     Henry L. Bachman             20,925,538   2,033,565
     John Wilchek                 20,551,654   2,407,449
     Michael Manza                20,612,899   2,346,204
     Andrew Scelba                20,984,393   1,974,710

     (d) Proposals information:

     Proposal (2) Approval of the Amended and Restated 2000 Stock Option Plan,
     to Authorize Options relating to an additional 2,000,000 shares of common stock:

      VOTES FOR   VOTES AGAINST   VOTES ABSTAIN   BROKER NON-VOTE
     ----------   -------------   -------------   ---------------
     10,730,769     4,544,830         49,672         7,633,832

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

----------
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

                                        WIRELESS TELECOM GROUP, INC.
                                        (Registrant)

Date:  August 10, 2006                  /S/ James M. Johnson
                                        ----------------------------------------
                                        James M. Johnson
                                        Chief Executive Officer

Date:  August 10, 2006                  /S/ Paul Genova
                                        ----------------------------------------
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

----------
*    Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated
     March 29, 2005, and incorporated herein by reference.

**   Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated
     July 1, 2005, and incorporated herein by reference.

