Form 10-Q
period 2006-09-30
WIRELESS TELECOM GROUP INC
filed 2006-11-14
CIK 878828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                             COMMISSION FILE NUMBER
                                     1-11916

                                ----------------

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
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (973) 386-9696
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)

                                ----------------

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

Number of shares of Common Stock outstanding as of November 10, 2006: 25,854,451

Number of non-affiliated shares of Common Stock outstanding as of November 10,
2006: 19,308,785

                          WIRELESS TELECOM GROUP, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                                                     Page(s)

       Item 1 -- Consolidated Financial Statements:

                Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited)
                  and December 31, 2005                                                                   3

                Condensed Consolidated Statements of Operations for the Three and Nine Months
                  Ended September 30, 2006 (unaudited) and 2005 (unaudited)                               4

                Condensed Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2006 (unaudited) and 2005 (unaudited)                               5

                Notes to Interim Condensed Consolidated Financial Statements (unaudited)             6 - 11

       Item 2 -- Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                12 - 15

       Item 3 -- Quantitative and Qualitative Disclosures About Market Risk                         15 - 16

       Item 4 -- Controls and Procedures                                                                 16

PART II. OTHER INFORMATION

       Item 1 -- Legal Proceedings                                                                       17

       Item 1A -- Risk Factors                                                                           17

       Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds                             17

       Item 3 -- Defaults upon Senior Securities                                                         17

       Item 4 -- Submission of Matters to a Vote of Security Holders                                     17

       Item 5 -- Other Information                                                                       17

       Item 6 -- Exhibits                                                                                18

Signatures                                                                                               19

Exhibit Index                                                                                            20

                         PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                          WIRELESS TELECOM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  - ASSETS -

                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                   2006               2005
                                                                              --------------     --------------
                                                                                (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                                  $   15,106,771     $   13,851,120
   Accounts receivable - net of allowance for doubtful accounts of
     $298,553 and $377,543 for 2006 and 2005, respectively                         8,993,612          7,869,537
   Inventories                                                                     9,075,731          8,376,750
   Deferred income taxes-current                                                     198,266            198,266
   Prepaid expenses and other current assets                                       1,165,682            873,053
                                                                              --------------     --------------
TOTAL CURRENT ASSETS                                                              34,540,062         31,168,726
                                                                              --------------     --------------
PROPERTY, PLANT AND EQUIPMENT - NET                                                6,625,335          6,681,696
                                                                              --------------     --------------
OTHER ASSETS:
   Goodwill                                                                       24,156,284         24,066,284
   Other intangible assets - net                                                  13,025,000         13,910,000
   Deferred income taxes - non-current                                               782,005            752,256
   Cash surrender value of foreign pension insurance and other assets              3,170,713          2,714,888
                                                                              --------------     --------------
TOTAL OTHER ASSETS                                                                41,134,002         41,443,428
                                                                              --------------     --------------
TOTAL ASSETS                                                                  $   82,299,399     $   79,293,850
                                                                              ==============     ==============

                                   - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                           $    3,519,722     $    3,655,008
   Accrued expenses and other current liabilities                                  5,572,807          4,873,939
   Note payable - shareholder                                                      4,440,800          4,145,400
   Income tax payable                                                                524,794            540,699
   Current portion of mortgage payable                                                49,646             46,889
                                                                              --------------     --------------
TOTAL CURRENT LIABILITIES                                                         14,107,769         13,261,935
                                                                              --------------     --------------
LONG TERM LIABILITIES:
   Notes payable - bank                                                            1,993,031          1,505,136
   Deferred income taxes                                                           4,585,416          4,896,936
   Mortgage payable                                                                2,960,915          2,998,505
   Deferred rent payable                                                             120,290            156,940
   Provision for pension liability and other long term liabilities                 3,083,670          3,862,865
                                                                              --------------     --------------
TOTAL LONG TERM LIABILITIES                                                       12,743,322         13,420,382
                                                                              --------------     --------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     none issued                                                                          --                 --
   Common stock, $.01 par value, 75,000,000 shares authorized, 28,653,551 and 28,647,551 shares issued for 2006 and 2005, 25,853,851
     and 25,597,851 shares outstanding for 2006 and 2005, respectively               286,536            286,476
   Additional paid-in-capital                                                     35,866,765         35,737,185
   Retained earnings                                                              26,571,236         24,237,226
   Accumulated other comprehensive (loss) income                                    (207,300)            52,075
   Treasury stock at cost, 2,799,700 and 3,049,700 shares for 2006
     and 2005, respectively                                                       (7,068,929)        (7,701,429)
                                                                              --------------     --------------
TOTAL SHAREHOLDERS' EQUITY                                                        55,448,308         52,611,533
                                                                              --------------     --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $   82,299,399     $   79,293,850
                                                                              ==============     ==============

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three Months                For the Nine Months
                                                 Ended September 30,                 Ended September 30,
                                            ------------------------------    ---------------------------------
                                                2006             2005              2006               2005
                                            -------------    -------------    --------------     --------------

NET SALES                                   $  13,657,988    $  12,463,164    $   39,636,017     $   24,474,017
                                            -------------    -------------    --------------     --------------

COSTS AND EXPENSES:
   Cost of sales                                6,034,742        5,810,587        17,899,902         11,477,014
   Operating expenses                           6,397,572        6,014,744        18,864,642          9,926,170
   Interest (income)                              (88,512)         (57,668)         (250,938)          (234,365)
   Interest expense                                56,980           57,912           172,109            174,346
   Other expense (income)                          14,480          (36,758)          (99,226)          (145,016)
                                            -------------    -------------    --------------     --------------

TOTAL COSTS AND EXPENSES                       12,415,262       11,788,817        36,586,489         21,198,149
                                            -------------    -------------    --------------     --------------

INCOME BEFORE INCOME TAXES                      1,242,726          674,347         3,049,528          3,275,868

PROVISION FOR INCOME TAXES                        115,089           50,388           715,518            522,438
                                            -------------    -------------    --------------     --------------

NET INCOME                                  $   1,127,637    $     623,959    $    2,334,010     $    2,753,430
                                            =============    =============    ==============     ==============

NET INCOME PER COMMON
SHARE:

   BASIC                                    $        0.04    $        0.02    $         0.09     $         0.14
                                            =============    =============    ==============     ==============

   DILUTED                                  $        0.04    $        0.02    $         0.09     $         0.14
                                            =============    =============    ==============     ==============

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                              ---------------------------------
                                                                                  2006                2005
                                                                              --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $    2,334,010     $    2,753,430
  Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization                                                    824,334            726,162
    Amortization of purchased intangibles                                            660,000            517,878
    Stock compensation expense                                                        84,515                 --
    Deferred rent                                                                    (36,650)            24,668
    Deferred income taxes                                                           (341,269)            31,616
    Provision for losses on accounts receivable                                      (78,990)           (18,003)
  Changes in assets and liabilities, net of effect of acquisition:
    (Increase) in accounts receivable                                             (1,045,085)        (2,038,471)
    (Increase) decrease in inventory                                                (698,981)           470,237
    (Increase) in prepaid expenses and other assets                                 (748,453)           (79,353)
    Increase (decrease) in accounts payable and accrued expenses                     563,582         (1,319,750)
    (Decrease) in pension liability and other long-term liabilities                 (779,195)                --
    (Decrease) in income taxes payable                                               (15,905)           (10,394)
                                                                              --------------     --------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                      721,913          1,058,020
                                                                              --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                            (774,492)          (540,705)
    Proceeds from disposal of property, plant and equipment                               --             47,282
    Purchase of intangible assets                                                         --           (202,130)
    Costs associated with acquisition                                                     --         (2,000,817)
                                                                              --------------     --------------
      NET CASH (USED FOR) INVESTING ACTIVITIES                                      (774,492)        (2,696,370)
                                                                              --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of mortgage note                                                        (34,833)           (32,305)
    Proceeds from sale of treasury stock                                             667,500                 --
    Dividends paid                                                                        --         (1,621,361)
    Increase in note payable to shareholder                                          295,400                 --
    Proceeds from bank loan                                                          487,894                 --
    (Decrease) from bank overdraft                                                        --             (3,525)
    Proceeds from exercise of stock options/warrants                                  10,125            261,945
                                                                              --------------     --------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                         1,426,086         (1,395,246)
                                                                              --------------     --------------

    Foreign exchange rate adjustment                                                (117,856)             4,058
                                                                              --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,255,651         (3,029,538)

  Cash and cash equivalents, at beginning of year                                 13,851,120         15,783,816
                                                                              --------------     --------------

  CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                 $   15,106,771     $   12,754,278
                                                                              ==============     ==============
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for:
        Taxes                                                                 $    1,046,506     $      364,903

        Interest                                                              $      176,089     $      174,346

                             See accompanying notes

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

      The condensed, consolidated balance sheet as of September 30, 2006 and the condensed, consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and the condensed, consolidated statements of cash flows for the nine month periods ended
      September 30, 2006 and 2005 have been prepared by the Company without audit. The consolidated financial statements include the accounts of
      Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton
      Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG
      Foreign Sales Corporation and NC Mahwah, Inc., collectively the "Company".

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

      The results of operations for the three and nine-month periods ended
      September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

      On July 1, 2005, the Company acquired Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany
      ("Willtek"), for the net purchase price of $26,149,826. The acquisition of
      Willtek was recorded under the purchase method of accounting for financial statement purposes. Willtek's Balance Sheets are included in the Condensed
      Consolidated Balance Sheet at September 30, 2006 and at December 31, 2005.
      Willtek's results of operations and cash flows for the three and nine-months ended September 30, 2006 are included in the Condensed
      Consolidated Statements of Operations and Cash Flows, but for the
      nine-months ended September 30, 2005 only their results of operations and cash flows for the three months ended September 30, 2005 are included. See also Note 6.

      Certain prior years' information has been reclassified to conform to the current year's reporting presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which requires an employer to (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recogonize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position becomes effective for fiscal years ending after December 15, 2008. The Company is currently evaluating what impact, if any, this statement will have on its consolidated financial statements.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In June 2006, the FASB issued Interpretation No. 48, "Accounting for
      Uncertainty in Income Taxes -- an interpretation of FASB Statement No.
      109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company does not believe adoption of FIN 48 will have a material impact on the Company's consolidated financial statements.

NOTE 3 - INCOME PER COMMON SHARE

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

NOTE 4 - SHAREHOLDERS' EQUITY

      During the nine months ended September 30, 2006, no shares were repurchased by the Company under the stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October
      5, 2001.

      On February 16, 2006, the Board of Directors approved the sale of 250,000 shares of the Company's treasury stock at the market rate of $2.67 per share to a key employee in the Company's German subsidiary. Total funds received for this transaction were $667,500, which increased the Company's shareholders' equity.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

      On July 1, 2005, the Company acquired Willtek Communications GmbH, which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $22,804,892 was recorded as goodwill. In accordance with Statement of Financial Accounting Standards No. 142,
      ("SFAS No. 142") Goodwill and Other Intangible Assets, this goodwill will not be amortized, but will be tested for impairment periodically by management. Management considered a number of factors, including valuations of the future cash flows of the business and concluded that this goodwill was not impaired and consequently no adjustment to goodwill was necessary at September 30, 2006.

      On December 21, 2001, the Company acquired Microlab/FXR, which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $1,351,392 was recorded as goodwill. In accordance with SFAS No. 142, this goodwill will not be amortized, but will be tested for impairment periodically by management. Management considered a number of factors, including valuations of the future cash flows of the business and concluded that this goodwill was not impaired and consequently no adjustment to goodwill was necessary at September 30,
      2006.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - ACCOUNTING FOR STOCK OPTIONS

      Effective January 1, 2006, the Company's 2000 Stock Option Plan is
      accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123
      (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No.
      123, Accounting for Stock-Based Compensation, and supersedes Accounting
      Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to
      Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and
      Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107,
      which provides the Staff's views regarding the interaction between FAS
      123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

      While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of FAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based
      Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The
      Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

      In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date.
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

      As a result of the adoption of FAS 123(R), the Company's results for the three and nine-month periods ended September 30, 2006 include share-based compensation expense totaling $31,241 and $84,515, respectively. Such amounts have been included in the Condensed Consolidated Statements of
      Operations within operating expenses.

      Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. The weighted average estimated fair value of stock options granted in the nine-months ended September 30, 2006 and 2005 was $2.48 and $2.57, respectively.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The fair value of options at the date of grant was estimated using the
      Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under FAS 123(R) and SEC Staff Accounting Bulletin
      No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

      The assumptions and resulting fair values of options granted are as follows:

                                                              Nine Months
                                     Three Months Ended          Ended
                                       September 30,         September 30,
                                     2006         2005      2006       2005
                                     ----         -----     -----      -----
      Expected term (in years)       4.0           5.0      3.0         6.0
      Expected volatility            10%          51.1%     20.2%      63.7%
      Expected dividend yield        0.0%          10%      0.0%        10%
      Risk-free interest rate        4.9%         3.5%      4.6%       3.5%

      The following table addresses the additional disclosure requirements of
      FAS 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                             For the Three Months     For the Nine Months
                                                    Ended                    Ended
                                              September 30, 2005      September 30, 2005
                                             --------------------     -------------------

Net income attributable to common
stockholders, as reported                          $623,959               $2,753,430
Less: Stock-based compensation - based
on fair value                                        34,696                  133,826
                                                   --------               ----------
Pro forma net income attributable to
common stockholders                                $589,263               $2,619,604
                                                   ========               ==========

Net income per share:
Basic and diluted income per share - as
reported                                              $0.02                    $0.14
Basic and diluted income per share - pro
forma                                                 $0.02                    $0.13

      The Company granted 500,000, 120,000 and 685,000 options under the Plan during the first, second and third quarters of 2006 at an exercise price of $2.70, $2.72 and $2.28 per share, respectively.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The following table represents our stock options granted, exercised, and forfeited during 2006:

                                                          Weighted           Weighted
                                                           Average           Average        Aggregate
                                           Number of      Exercise          Remaining       Intrinsic
                                            Shares     Price per share   Contractual Term     Value
                                           ---------   ---------------   ----------------   ---------

      Stock Options
      Outstanding at January 1, 2006       1,251,630       $  2.51
      Granted                              1,305,000          2.48
      Exercised                               (6,000)         1.69
      Forfeited/cancelled                   (179,333)         2.64
      Outstanding at September 30, 2006    2,371,297       $  2.49             6.2          $  98,614
                                           ---------

      Exercisable at September 30, 2006    1,066,297       $  2.49             5.7          $  98,614
                                           =========

      During the second quarter of 2006, 6,000 stock options were exercised.
      However, no options were exercised during the first and third quarters of
      2006. During the first, second and third quarters of 2005, 12,250, 40,000 and 70,300 options were exercised, respectively. On July 6, 2006, the
      Company's Amended and Restated 2000 Stock Option Plan, which authorizes the granting of options relating to an additional 2,000,000 shares of common stock, was approved by shareholder vote.

NOTE 7 - ACQUISITION

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

      During the nine months ended September 30, 2006, the amortizable intangibles resulted in an amortization charge of $885,000. During this same period, this amortization charge is partially off-set by a purchase accounting adjustment of $225,000 which relates to unused rental space, adjusted for fair market value, at the Company's German facility.

      The following unaudited pro forma financial information for the nine-months ended September 30, 2005 presents the combined results of operations of the Company and Willtek as if the acquisition had occurred at January 1, 2005, the beginning of the earliest period presented. The pro forma results presented below for 2005 combine the results of the
      Company for 2005 and historical results of Willtek from January 1, 2005 through September 30, 2005.

                          WIRELESS TELECOM GROUP, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                                                       For the Nine Months
                                                       Ended September 30,
                                                              2005
                                                       -------------------
      Net revenue                                          $37,303,000
                                                           ===========

      Net(loss)                                              $(833,000)
                                                             =========

      Diluted (loss) per common share                           $(0.03)
                                                                ======

NOTE 8 - SEGMENT INFORMATION: REGIONAL ASSETS AND SALES

      The Company, in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", has disclosed the following segment information:

                              As of September 30,       As of December 31,
      Long-lived assets              2006                      2005
      -----------------       -------------------       ------------------
      United States               $5,849,183                $5,858,343
      Europe                         776,152                   823,353
                                  ----------                ----------
                                  $6,625,335                $6,681,696
                                  ==========                ==========

                              For the Nine Months         For the Three Months
                              Ended September 30,         Ended September 30,
      Revenues by region       2006         2005           2006         2005
      ------------------    -----------  -----------    -----------  -----------
      Americas              $ 6,546,631  $ 5,699,010    $19,213,607  $14,542,422
      Europe                  3,225,444    3,586,312      9,858,013    4,964,953
      Asia                    2,160,302    1,544,729      6,209,705    3,313,442
      Other                   1,725,611    1,633,113      4,354,692    1,653,200
                            -----------  -----------    -----------  -----------
                            $13,657,988  $12,463,164    $39,636,017  $24,474,017
                            ===========  ===========    ===========  ===========

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

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

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of September 30, 2006 and as of
December 31, 2005 (ii) Condensed Consolidated Statements of Operations for the
three and nine month periods ended September 30, 2006 and 2005 and (iii)
Condensed Consolidated Statements of Cash Flows for the nine month periods ended
September 30, 2006 and 2005.

Willtek's Balance Sheets are included in the Condensed Consolidated Balance
Sheets at September 30, 2006 and at December 31, 2005. Willtek's results of operations and cash flows for the three and nine months ended September 30, 2006 are included in the Condensed Consolidated Statements of Operations and Cash
Flows, but for the nine-months ended September 30, 2005 only their results of operations and cash flows for the three months ended September 30, 2005 are included.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of the financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of the Company's critical accounting policies, defined as those policies that the Company believes are: (a) the most important to the portrayal of its financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

ALLOWANCES FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of any of its customers were to decline, additional allowances might be required.

INCOME TAXES

As part of the process of preparing the condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes.
Such differences result in deferred tax assets and liabilities, which are included within the condensed consolidated balance sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, the Company establishes a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if the ultimate tax liability differs from the periodic tax provision reflected in the condensed consolidated statements of operations, additional tax expense may be recorded.

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

For the nine months ended September 30, 2006 as compared to the corresponding period of the previous year, net sales increased to $39,636,000 from $24,474,000 an increase of $15,162,000 or 61.9%. For the three months ended September 30,
2006 as compared to the corresponding period of the previous year, net sales increased to $13,658,000 from $12,463,000 an increase of $1,195,000 or 9.5%. The increase is primarily the result of the inclusion of Willtek's sales, which aggregated $6,679,000 and $19,567,000 for the three and nine-month periods ended
September 30, 2006, respectively. Additionally, the sales activity in the
Company's pre-acquisition business units resulted in an overall increase in sales for both the three and nine-month periods ended September 2006 as compared to the corresponding periods of the previous year, and is primarily due to increased demand in the Company's existing products across all three domestic businesses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONTINUED)

Gross profit on net sales for the nine months ended September 30, 2006 was
$21,736,000 or 54.8% as compared to $12,997,000 or 53.1% of net sales for the nine months ended September 30, 2005. Gross profit on net sales for the three months ended September 30, 2006 was $7,623,000 or 55.8% as compared to
$6,653,000 or 53.4% of net sales for the three months ended September 30, 2005.
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

Operating expenses for the nine months ended September 30, 2006 were $18,865,000 or 47.5% of net sales as compared to $9,926,000 or 40.6% of net sales for the nine months ended September 30, 2005. Operating expenses for the quarter ended
September 30, 2006 were $6,398,000 or 46.8% of net sales as compared to
$6,015,000 or 48.3% of net sales for the quarter ended September 30, 2005.
Operating expenses are higher primarily due to the inclusion of Willtek's operating expenses of $10,612,000 and $3,432,000 for the nine and three-months ended September 30, 2006, respectively, as compared to the same periods last year. Additionally during the first nine months of 2006, the Company incurred
$885,000 of amortization expense associated with the acquisition of Willtek and accrued compensation expense of $600,000 for an incentive based compensation plan for all of the Company's employees. The increase is partially offset by an overall reduction in operating expenses across all business groups resulting from the Company's implementation of an effective cost reduction plan in the prior year and ongoing operational synergies.

Interest income increased by $31,000 and $17,000 for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding periods of the previous year. These increases were primarily due to higher returns in a working capital management account, classified as cash equivalents, due to the fact that they were highly liquid and readily convertible to cash and were intended to be liquidated by the Company on a short-term basis.

For the three and nine months ended September 30, 2006, other income decreased by $51,000 and $46,000, respectively. These decreases are due to the reclassification of $119,000 from operating expenses to other expenses.

Net income decreased to $2,334,000, or $.09 per share (diluted), for the nine months ended September 30, 2006 as compared to $2,753,000, or $.14 per share
(diluted) for the nine months ended September 30, 2005. The Company realized net income for the quarter ended September 30, 2006 of $1,128,000 or $.04 per share
(diluted) as compared to $624,000 or $.02 per share (diluted) for the three months ended September 30, 2005. The explanation of the change in net income can be derived from the analysis given above of operations for the nine and three-month periods ending September 30, 2006 and 2005, respectively. For the nine-month period ending September 30, 2006, the decrease in earnings per share can be further explained by the issuance of 8,000,000 shares of the Company's common stock relating to the Willtek purchase agreement, which increases the number of common shares outstanding further diluting earnings on a per share basis.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by $2,525,000 to $20,432,000 at
September 30, 2006, from $17,907,000 at December 31, 2005. At September 30,
2006, the Company had a current ratio of 2.5 to 1, and a ratio of debt to tangible net worth of 1.47 to 1. At December 31, 2005, the Company had a current ratio of 2.4 to 1, and a ratio of debt to tangible net worth of 1.82 to 1. In
2005, the Company's current ratio was affected by current liabilities assumed and cash paid for the acquisition of Willtek.

The Company realized cash provided by operating activities of $722,000 in cash flows for the nine-month period ending September 30, 2006. The primary source of these funds was provided by net income of $2,334,000, a non-cash adjustment for depreciation and amortization of $824,000, a non-cash adjustment for amortization of intangible assets of $660,000, and an increase in accounts payable and accrued expenses of $564,000, partially offset by an increase in accounts receivable of $1,045,000, a decrease in pension liability and other long-term liabilities of $779,000, an increase in prepaid expenses and other assets of $748,000 and an increase in inventory of $699,000.

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

The Company realized cash provided by operations of $1,058,000 for the comparable period in 2005. The primary source of these funds was provided by net income of $2,753,000, a non-cash adjustment for depreciation and amortization of
$726,000, a non-cash adjustment for amortization of intangible assets of
$518,000 and a decrease in inventories of $470,000, partially offset by an increase in accounts receivable of $2,038,000 and a decrease in accounts payable and accrued expenses of $1,320,000.

Net cash used for investing activities for the nine months ended September 30,
2006 was $774,000. The use of these funds was for capital expenditures. In 2005, net cash used for investing activities was $2,696,000. The primary use of these funds was for costs associated with the acquisition of Willtek and capital expenditures of $2,001,000 and $541,000, respectively.

Cash provided by financing activities for the nine months ended September 30,
2006 was $1,426,000. The primary source of these funds was from the sale of
250,000 shares of treasury stock for $667,500 and an additional bank loan of
$488,000 by Willtek, the proceeds of which must be used for research and development. For the nine months ended September 30, 2005, net cash used for financing activities was $1,395,000. The primary use of these funds was for the payment of dividends of $1,621,000, partially offset by proceeds from the exercise of stock options of $262,000.

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

FOREIGN EXCHANGE RATE RISK

The Company has one foreign subsidiary located in Germany. The Company does business in more than fifty countries and currently generates approximately 52%
of its revenues from outside North America. The Company's ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company's total assets in its foreign subsidiary was $12,000,000 at
September 30, 2006, translated into US dollars at the applicable exchange rates.
The Company also acquires certain inventory from foreign suppliers and, as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company's results in future periods.
The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the period ended September 30, 2006. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

_________________
* Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated
March 29, 2005, and incorporated herein by reference.

**Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated July
1, 2005, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WIRELESS TELECOM GROUP, INC.
                                        ----------------------------
                                        (Registrant)

Date: November 10, 2006                 /S/James M. Johnson
                                        -------------------------
                                        James M. Johnson
                                        Chief Executive Officer

Date: November 10, 2006                 /S/Paul Genova
                                        -------------------------
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

_________________
* Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated
March 29, 2005, and incorporated herein by reference.

**Previously filed as an Exhibit to WTT's Current Report on Form 8-K, dated July
1, 2005, and incorporated herein by reference.

