Form 10-K
period 2006-12-31
WIRELESS TELECOM GROUP INC
filed 2007-04-02
CIK 878828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

none
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ]                              Accelerated filer [ ]                              Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of Wireless Telecom Group, Inc. Common Stock, $.01 par value, computed by reference to the closing price as reported by AMEX on March 27, 2007: $61,792,138; computed non-affiliates: $45,567,226

     Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 27, 2007: 25,854,451. Number of non-affiliated shares of Common Stock outstanding as of March 27, 2007: 19,065,785

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Items 10, 11, 12, 13 and 14	In the Company’s Definitive Proxy Statement in connection with its 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than May 1, 2007.

Part IV - Certain exhibits listed in response to Item 15(a)(3)	Prior filings made by the Company under the Securities Act of 1933 and the Securities Exchange Act of 1934.

TABLE OF CONTENTS
		PART I
			PAGE
Item	1.	Business	3

Item	1A. Risk Factors		8

Item	1B. Unresolved Staff Comments		13

Item	2.	Properties	13

Item	3.	Legal Proceedings	13

Item	4.	Submission of Matters to a Vote of Security Holders	13

		PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder
		Matters and Issuer Purchases of Equity Securities	14

Item	6.	Selected Financial Data	15

Item	7.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	16

Item	7A. Quantitative and Qualitative Disclosures About Market Risk		20

Item	8.	Financial Statements and Supplementary Data	21

Item	9.	Changes in and Disagreements with Accountants
		on Accounting and Financial Disclosure	21

Item	9A. Controls and Procedures		21

Item	9B. Other Information		22

		PART III
Item	10. Directors and Executive Officers of the Registrant		22

Item	11. Executive Compensation		22

Item	12.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	22

Item	13. Certain Relationships and Related Transactions		22

Item	14. Principal Accounting Fees and Services		22

		PART IV
Item	15. Exhibits and Financial Statement Schedules		23

Signatures			25

PART I

Item 1. Business

     Wireless Telecom Group, Inc., a New Jersey corporation (the “Company”), develops, manufactures and markets a wide variety of electronic noise sources, passive microwave components and electronic testing and measuring instruments including power meters, voltmeters and modulation meters, and handset production testers for wireless products. The Company’s products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communications systems, and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN), digital television and high-speed digital design. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc. The corporate website address is www.wtt.bz.

     On July 1, 2005, the Company acquired Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany (“Willtek”), for the net purchase price of $26,106,826. The acquisition of Willtek was recorded under the purchase method of accounting for financial statement purposes. Willtek’s balance sheets are included in the consolidated balance sheet as of December 31, 2006 and 2005. Willtek’s results of operations and cash flows for the twelve-months ended December 31, 2006 are included in the consolidated statements of operations and cash flows, but for the twelve-months ended December 31, 2005, only the six-month period from the date of acquisition, July 1, 2005 to December 31, 2005 is included. Willtek’s financial information is not included for the twelve-months ended December 31, 2004.

     On December 21, 2001, the Company acquired Microlab/FXR, a private entity, for the net purchase price of $3,800,000 in cash. The acquisition of Microlab/FXR was recorded under the purchase method of accounting for financial statement purposes.

     On July 7, 2000, a newly formed, wholly-owned subsidiary of the Company, WTT Acquisition Corp., merged with and into Boonton Electronics Corporation (“Boonton”), a public entity. Each share of Boonton common stock was converted into .79 shares of the Company’s common stock with aggregated consideration totaling 1,885,713 shares of Wireless common stock. The merger was accounted for as a pooling of interests.

Market

     Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments to various customers. Approximately 87% of the Company’s sales in fiscal 2006 were derived from commercial applications. The remaining sales (approximately 13%) were comprised of sales made to the United States Government (particularly the armed forces) and prime defense contractors.

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

     The Company also offers a line of broadband test equipment serving the Cable Television and Cable Modem industries. Test instruments from the broadband product line are measurement solutions for CATV equipment, Data-Over-Cable (“DOCSIS”) and Digital TV.

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

     The Company, through Willtek, specializes in the design, development, manufacture, installation, and operation of instruments that test wireless communications networks and mobile terminals at their radio frequency interface for quality of transmission and reception. The Company’s test and measurement products serve two primary market applications, terminal testing (“Terminal Test”) and air interface testing (“Air Interface Test”). The Company’s Terminal Test products include testing equipment, test applications and services for wireless network operators, service providers and manufacturers of mobile communications equipment. The Company’s Air Interface Test products are field instruments used to test base station radio frequency, cell coverage and network radio frequency performance.

     Further, through Willtek, the Company also manufactures a general-purpose spectrum analyzer for radio frequency applications, which produces a graphical representation of a radio signal and displays a range of wavelengths in a frequency domain.

     The Company’s products consist of several models with varying degrees of capabilities which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. Prices of products range from approximately $100 to $100,000 per unit, with most sales occurring between $2,000 and $10,000 per unit.

     The Company’s products have extended useful lives and the Company provides for its noise and power products, recalibration services to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 7% of fiscal 2006 sales.

Marketing and Sales

     As of March 27, 2007, the Company’s in-house marketing and sales force consisted of fifty-four individuals. The Company promotes the sale of its products to customers and manufacturers’ representatives through its product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions.

     The Company’s products are sold globally through its in-house sales people and by over sixty non-exclusive manufacturers’ representatives. Generally, manufacturers’ representatives do not stock inventories of the Company’s products. Manufacturers’ representatives accounted for an aggregate of 51% and 73% of the Company’s sales for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006 and 2005, no representative accounted for more that 10% of total sales. The Company does not believe that, although there can be no assurance, the loss of any or all of its representatives would have a material adverse affect on its business.

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

Customers

     The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors, which incorporate the Company’s products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 2006, approximately 87% of sales were derived from commercial applications. The remaining sales were comprised of government and military applications.

     For fiscal 2006, the Company’s largest customer accounted for approximately 3% of total sales. The Company’s largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse effect on its business.

     Sales to overseas customers for fiscal 2006 were $29,563,722, or approximately 55% of total sales. These sales were made predominantly to customers in Europe ($16,501,760 or 31% of total sales) and Asia ($7,642,818 or 14% of total sales).

Research and Development

     The Company currently maintains an engineering staff (fifty-six individuals as of March 27, 2007) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering support personnel and were approximately $6,593,000 and $4,389,000, for the years ended December 31, 2006 and 2005, respectively.

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

Backlog

     The Company’s backlog of firm orders was approximately $6,900,000 at December 31, 2006, compared to approximately $8,100,000 at December 31, 2005. It is anticipated that the majority of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

     The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company’s operations. One third-party supplier accounted for more than 19% of the Company’s total inventory purchases for fiscal 2006.

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

Intellectual Property

     Proprietary information and know-how are important to the Company’s commercial success. The trademark “Boonton” was registered in the United States Patent and Trademark Office. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. Certain key employees have signed confidentiality and non-competition agreements regarding the Company’s proprietary information. The Company’s Willtek business segment holds twelve patents and utility models (covering eight products/technologies), four of which are in the United States. Such patent applications and patents cover a wide range of products and technologies and have various expiration dates.

     The Company believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Environmental Protection

     The New Jersey Department of Environmental Protection (the “NJDEP”) had conducted an investigation in 1982 concerning disposal at a facility in New Jersey previously leased by the Company’s Boonton operations. Involved were certain materials formerly used by Boonton’s manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978. The Company has cooperated with the NJDEP investigation and has been diligently pursuing the matter in an attempt to resolve it as rapidly as NJDEP operating procedures permit. The above referenced activities were conducted by Boonton prior to the acquisition of that entity in 2000.

      The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time, which the Company is unable to predict, that contamination levels are satisfactory to the NJDEP. Expenditures incurred by the Company during the year ended December 31, 2006 in connection with the site amounted to approximately $18,000. The Company estimates that expenditures in this regard, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately $14,000 per annum until the NJDEP determines that testing is complete.

Employees

     As of March 27, 2007, the Company had 233 full-time employees, including its officers, 99 of whom are engaged in manufacturing and repair services, 19 in administration and financial control, 56 in engineering and research and development, and 54 in marketing and sales.

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

     We believe that the continued service of our executive officers will be important to our future growth and competitiveness. However, other than our employment agreement with Mr. Johnson, Chief Executive Officer, and the severance agreements we entered into with Mr. Genova and Mr. Henderson, we currently do not have any employment agreements with any of our executive officers. Although we have an employment agreement with Mr. Johnson, and severance agreements with Mr. Genova and Mr. Henderson, we cannot assure you that Messrs. Johnson, Genova, or Henderson or any of our other executive officers will remain employed by us. Moreover, the design and manufacture of our products require substantial technical capabilities in many disparate disciplines, from engineering, mechanics and computer science to electronics and mathematics. We believe that the continued employment of key members of our technical and sales staffs will be important to us but, as with our executive officers, we cannot assure you that they will remain employed by us.

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

     In late September 2004, Willtek received written notice from a large, Germany-based company alleging that certain products of Willtek utilize (without license) intellectual property for mobile phone measuring instruments that are the subject of certain European patents owned by such company (the “IP Allegations”). We are currently in the process of investigating the IP Allegations. Our purchase agreement in connection with the acquisition of Willtek, among other things, provides for our right to seek indemnification from the former Willtek shareholders for certain liabilities arising from or related to the IP Allegations. However, such provisions may not adequately protect us in all circumstances, and we could potentially incur substantial liability and expenses, and our business, results of operations and financial condition could be materially adversely affected, in the event the Germany-based company asserts a successful claim of infringement against us.

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

  greater difficulty in accounts receivable collection and longer collection periods;

  seasonal reductions in business activities in some parts of the world;

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

  costs associated with integrating the businesses of the combined company;

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

     The transaction costs and expenses attributable to financial advisory, legal and accounting services incurred by us and the transaction expenses incurred by the former Willtek shareholders and Willtek that were paid by us under the terms of the Willtek stock purchase agreement were capitalized as a component of the purchase price. Goodwill associated with the Willtek acquisition is required to be tested at least annually for impairment, and are required to record a charge to earnings, in an amount that is not currently estimable, if there is an impairment in the value of such goodwill at a later date. Other intangible assets acquired in connection with the Willtek acquisition are amortized over their estimated useful lives.

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

     The former Willtek shareholders, together, beneficially own approximately 30% of the outstanding shares of our common stock as of March 27, 2007. Under the terms of the shareholders' agreement we entered into with the former Willtek shareholders at the closing of the Willtek acquisition, designees of Investcorp occupy two of seven seats on our board of directors, including the position of Chairman of the Board. Additionally, at each annual meeting, Investcorp is entitled to designate to our nominating committee up to two candidates for nomination for election to our seven-member board of directors, for so long as Investcorp's beneficial ownership levels exceed certain percentage thresholds. In addition, until the earlier of the second anniversary of the closing date of the Willtek acquisition or the date on which Investcorp no longer has the right to designate director candidates for nomination under the terms of the shareholders' agreement, in any election of directors, the former Willtek shareholders will be required to vote their shares for the election of Investcorp's director nominees and for the election of each of the other director candidates nominated by our board, subject to certain exceptions.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     The Company leases a total of approximately 96,000 square feet of space worldwide. The Company’s foreign facility in Ismaning, Germany occupy approximately 48,400 square feet. The lease terminates on December 31, 2010 and can be renewed for two five-year periods twelve months prior to the end of the expiring term.

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

2006 Fiscal Year	High	Low
1st Quarter	$3.15	$2.42
2nd Quarter	3.00	2.44
3rd Quarter	2.62	2.15
4th Quarter	3.34	1.60

2005 Fiscal Year
1st Quarter	$3.04	$2.42
2nd Quarter	2.84	2.40
3rd Quarter	3.08	2.55
4th Quarter	2.75	2.14

     On March 27, 2007, the closing price of the Common stock of the Company as reported was $2.39. On March 27, 2007, the Company had 584 stockholders of record. These stockholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

     The table below details quarterly dividends declared for the past two years.

	Quarterly Dividends Per Share
	1st	2nd	3rd	4th
2006	$.00	$.00	$.00	$.00
2005	$.03	$.03	$.03	$.03

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plan (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants, and rights	warrants and rights	the previous columns)
Equity compensation plans
approved by security holders	2,361,897	$2.47	1,315,250

Equity compensation plans
not approved by security
holders	-	-	-

Total	2,361,897	$2.47	1,315,250

Item 6. Selected Financial Data

     The selected financial data presented below as of December 31, 2006, 2005, 2004, 2003 and 2002 was derived from the Company’s financial statements. The Selected Statement of Operations Data and the Selected Per Share Data for 2006 and 2005 includes the results of Willtek for the twelve-months ended December 31, 2006 and for the six-months ended December 31, 2005, respectively. The Selected Balance Sheet Data for 2006 and 2005 also includes the balances of Willtek. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K.

Selected Statement of
Operations Data:	2006	2005	2004	2003	2002
Net sales	$53,763,249	$38,770,644	$22,105,207	$19,724,240	$20,747,707
Income before income taxes	4,412,516	4,582,198	2,620,877	2,575,577	2,590,768
Provision for income taxes	888,405	1,038,234	289,400	812,582	823,150
Net income	3,524,111	3,543,964	2,331,477	1,762,995	1,767,618
Selected Per Share Data:
Net income per common share –	$.14	$.16	$.13	$.10	$.10
diluted
Shares used in computation of	25,919,663	21,696,981	17,578,185	17,113,472	17,340,264
earnings per share – diluted
Cash dividends per common share	$.00	$.12	$.12	$.09	$.08
Selected Balance Sheet Data:
Working capital	$21,945,787	$17,906,791	$23,559,525	$23,971,858	$23,510,803
Total assets	83,329,102	79,293,850	35,406,868	33,624,211	32,215,596
Total liabilities	26,433,351	26,682,317	5,928,036	5,404,159	4,328,638
Shareholders’ equity	56,895,751	52,611,533	29,478,832	28,220,052	27,886,958

Item 7.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Introduction

     Wireless Telecom Group, Inc., and its operating subsidiaries, (collectively, the “Company”), develop, manufacture and market a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters, high-power passive microwave components and handset production testers for wireless products. The Company’s products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

     The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2006 and 2005 (ii) Consolidated Statements of Operations for each of the years ended December 31, 2006, 2005 and 2004 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Forward-Looking Statements

     The statements contained in this Annual Report on Form 10-K that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof of other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, continued ability to maintain positive cash flow from results of operations, continued evaluation of goodwill for impairment and the Company’s development and production of competitive technologies in our market sector, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

     In December 2004, the FASB issued a revision of SFAS No. 123 “Share-Based Payment” (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. This new accounting standard, which was implemented during 2006, utilized the modified expected approach. The Company believes this standard will not have a material effect on its financial position and results of operations (see Note 8). Due to the Company’s limited history with respect to forfeiters of incentive stock options, there is no estimate of expired or canceled options included in the option valuation.

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

     Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2006 and 2005, the components of “other comprehensive income (loss)” were the adjustments for employee benefit obligations and foreign currency translation gains and losses necessary to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other postretirement Plans”.

     Allowances for doubtful accounts

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A key consideration in estimating the allowance for doubtful accounts has been, and will continue to be, our customer’s payment history and aging of its accounts receivable balance. For example, each additional 1% allowance required on our accounts receivable would reduce our income by approximately $98,000.

     Income taxes

     As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, the Company establishes a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if the ultimate tax liability differs from the periodic tax provision reflected in the consolidated statements of operations, additional tax expense may be recorded. Our deferred tax asset at December 31, 2006, aggregates approximately $778,000. We must continue to be profitable in order to be able to utilize this asset in future periods.

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

     SFAS No. 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired on an annual basis unless events or circumstances warrant a more frequent assessment. The impairment assessment involves, among other things, an estimation of the fair value of the reporting unit based on the discounted cash flow methodology. Significant assumptions used in our analysis include annual revenue growth rate from 12% to 15% and a discount rate of approximately 18%. If the assessment indicates that the fair value is less than the carrying value, then the goodwill would be subject to an impairment loss adjustment.

     If the impairment review of goodwill, intangible assets subject to amortization, and other long-lived assets differ significantly from actual results, it could have a material adverse effect on the Company’s results of operations and financial condition. For example, a 1% impairment adjustment on goodwill and other intangibles would reduce income by approximately $240,000 and $127,000, respectively.

Results Of Operations
Year Ended December 31, 2006 Compared to 2005

     Net sales for the year ended December 31, 2006 were $53,763,249 as compared to $38,770,644 for the year ended 2005, an increase of $14,992,605 or 38.7%. This increase was primarily the result of the inclusion of Willtek’s sales for the entire twelve-month period ended December 31, 2006 as compared to the inclusion of only six-months of sales activity for the period ended December 31, 2005. The Company also recognized an overall increase in sales activity across all business groups in 2006.

     The Company’s gross profit on net sales for the year ended December 31, 2006 was $29,270,041 or 54.4% as compared to $20,887,070 or 53.9% as reported in the previous year. Gross profit margins are higher in 2006 than in 2005 primarily due to higher sales volume resulting from the inclusion of Willtek, whose products generally contribute higher gross profit margins within the Company’s product mix, the result of increased overall demand for the Company’s products, and lower manufacturing labor and direct overhead costs. Prices have remained relatively stable along with modest increases in manufacturing labor costs. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

     Operating expenses for the year ended December 31, 2006 were $25,082,645 or 46.7% of net sales as compared to $16,527,603 or 42.6% of net sales for the year ended December 31, 2005. For the year ended December 31, 2006 as compared to the prior year, operating expenses increased in dollars by $8,555,042. This increase is primarily due to the inclusion of Willtek’s operating expenses for the entire twelve-month period ended December 31, 2006 of $14,056,689 and the full twelve-month non-cash amortization of intangible assets related to the acquisition of Willtek of $1,180,000, as compared to the inclusion of only six-months of Willtek activity for the year ended December 31, 2005. These increases are partially offset by an overall reduction in operating expenses across all business groups resulting from the Company’s implementation of an effective cost reduction plan and ongoing operational synergies.

     Interest income increased by $57,272 for the year ended December 31, 2006. This increase was primarily due to increased returns on short-term investments in 2006. Other income decreased by $58,283 for the year ended December 31, 2006. This decrease was primarily due to a reclassification of expenses from operating activities to other expenses below the operating line, partially offsetting other income.

     Net income was $3,524,111 or $.14 per share on a diluted basis, for the year ended December 31, 2006 as compared to $3,543,964 or $.16 per share on a diluted basis, for the year ended December 31, 2005, a slight decrease of $19,853 or .6%. The decrease was primarily due to the analysis mentioned above.

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

Liquidity and Capital Resources

     The Company’s working capital has increased by $4,038,996 to $21,945,787 at December 31, 2006, from $17,906,791 at December 31, 2005. At December 31, 2006, the Company had a current ratio of 2.6 to 1, and a ratio of debt to tangible net worth of 1.33 to 1. At December 31, 2005, the Company had a current ratio of 2.4 to 1, and a ratio of debt to tangible net worth of 1.82 to 1.

     Operating activities provided $1,059,825 in cash for the year ending December 31, 2006 compared to $3,927,322 and $2,281,169 in cash flows for the years ending December 31, 2005 and 2004, respectively. For 2006, cash provided by operations was primarily due to net income, a non-cash adjustment for depreciation and amortization, and an increase in accounts payable and accrued expenses, partially off-set by an increase in accounts receivable, an increase in inventories, a decrease in long-term liabilities, and an increase in prepaid expenses and other assets. For 2005, cash provided by operations was primarily due to net income, a non-cash adjustment for depreciation and amortization, an increase in income taxes payable, a decrease in inventories, and a decrease in prepaid expenses and other current assets, partially offset by an increase in accounts receivable, a decrease in accounts payable and accrued expenses, and non-cash adjustments for provisions for pensions and similar obligations, warranty and inventory reserves and a deferred income tax benefit. For 2004, cash provided by operations was primarily due to net income, a decrease in prepaid expenses and other current assets, an increase in accounts payable and accrued expenses, and a non-cash adjustment for depreciation and amortization, partially offset by an increase in inventories and a non-cash adjustment for deferred income tax benefit.

     The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

     Net cash used for investing activities for 2006 amounted to $839,328 compared to $3,481,403 and $1,650,092 for the years ending December 31, 2005 and 2004, respectively. For 2006, the primary use of cash was for capital expenditures. For the years ended December 31, 2005 and 2004, the primary use of cash was for costs associated with the acquisition of Willtek and capital expenditures.

     Financing activities provided $1,675,177 in cash for the year ended December 31, 2006. The primary source of these funds was from proceeds relating to the sale of the Company’s treasury stock, and increases in notes payable to both a third-party institution and majority shareholder. Net cash used for financing activities was $2,292,376 and $1,113,026 for the years ending December 31, 2005 and 2004, respectively. In 2005 and 2004, the primary use of cash was for payment of dividends, partially offset by proceeds from the exercise of stock options.

     For details of dividends paid in the years ended December 31, 2006, 2005 and 2004, refer to Item 5.

Table of Contractual Obligations

			Payments Due by Period
		Less than			More than
	Total	1 Year	1–3 Years	4-5 Years	5 Years
Mortgage	$2,998,505	$50,619	$176,687	$142,044	$2,629,155
Facilities Leases	5,309,710	1,357,543	3,617,034	335,133	-
Bank Note Payable	2,073,927	-	864,137	691,308	518,482
Operating/Equipment Leases	281,588	162,400	119,188	-	-
	$10,663,730	$1,570,562	$4,777,046	$1,168,485	$3,147,637

     The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs.

Inflation and Seasonality

     The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company’s bank loan and the associated interest expense are not sensitive to changes in the level of interest rates. The Company’s note is interest free through June 2008 and will bear interest at the annual rate of 4% beginning July 2008. The note requires twelve half-yearly payments beginning December 2008 until maturity at June 2014. As a result, the Company is not subject to market risk for changes in interest rates and will not be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

Foreign Exchange Rate Risk

     The Company has one foreign subsidiary in Germany. The Company does business in more than fifty countries and currently generates approximately 77% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

     The Company’s total assets in its foreign subsidiary was $13.4 million at December 31, 2006, translated into US dollars at the closing exchange rates. The company also acquires certain inventory from foreign suppliers and, as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the period ended December 31, 2006. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On October 19, 2006, the Company’s Board of Directors, at the recommendation of the Audit Committee, unanimously agreed to end the engagement of Lazar, Levine & Felix LLP (“LL&F”) as the Company’s independent registered public accounting firm.

     LL&F’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2005 and 2004, there were no disagreements with LL&F on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures; which disagreements, if not resolved to the satisfaction of LL&F, would have caused them to make reference to the matter in their report. In addition, there were no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

     The Company requested LL&F to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated October 25, 2006, was filed as Exhibit 16.1 to Form 8-K filed on October 25, 2006.

     Effective October 19, 2006, the Audit Committee of the Company engaged PKF, Certified Public Accountants, A Professional Corporation (“PKF”) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the year ended December 31, 2006.

Item 9A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to Wireless Telecom Group, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Item 9B. Other Information

     During 2006, the audit committee conducted a self-evaluation. The results of the self-assessment, which were communicated to the Company’s Board of Directors, concluded the committee performed effectively.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2007 annual meeting of shareholders to be held on or about July 17, 2007 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 11. Executive Compensation

     The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2007 annual meeting of shareholders to be held on or about July 17, 2007 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2007 annual meeting of shareholders to be held on or about July 27, 2007 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 13. Certain Relationships and Related Transactions

     The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2007 annual meeting of shareholders to be held on or about July 27, 2007 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 14. Principal Accountant Fees and Services

     The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2007 annual meeting of shareholders to be held on or about July 27, 2007 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm – Current Principal Auditors
Report of Independent Registered Public Accounting Firm – Predecessor Principal Auditors
Report of Independent Registered Public Accounting Firm – Other Auditors
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the Three Years in the Period ended December 31, 2006
Consolidated Statements of Changes in Shareholders’ Equity for the Three Years in the Period ended December 31, 2006
Consolidated Statements of Cash Flows for the Three Years in the Period  ended December 31, 2006
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3)	Exhibits

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-laws (1)

3.3	Amendment to the Certificate of Incorporation (2)

3.4	Amendment to the Certificate of Incorporation (3)

4.2	Form of Stock Certificate (1)

10.1	Summary Plan Description of Profit Sharing Plan of the Registrant (1)

10.2	Incentive Stock Option Plan of the Registrant and related agreement (1)

10.3	Amendment to Registrant’s Incentive Stock Option Plan and related agreement (3)

10.4	Wireless Telecom Group, Inc. 2000 Stock Option Plan (4)

10.5	Stock Purchase Agreement dated December 21, 2001, by and among the Company, Microlab/FXR and Harry A. Augenblick (5)

10.6	Stock Purchase Agreement made as of December 21, 2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan (5)

10.7	Amended and Restated Stock Purchase Agreement, dated as of March 29, 2005, among the Company, Willtek Communications GmbH, Investcorp Technology Ventures, L.P., and Damany Holding GmbH (6)

10.8	Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek Communications GmbH and Wireless Telecom Group, Inc. (6)

10.9	Severance Agreement, dated March 29, 2005, between Wireless Telecom Group, Inc. and Paul Genova (8)

11.1	Computation of Per Share Earnings filed herewith

14	Code of Ethics (7)

23.1	Consent of Independent Registered Public Accounting Firm (PKF) filed herewith as Exhibit 23.1

23.2	Consent of Independent Registered Public Accounting Firm (Lazar, Levine & Felix LLP) filed herewith as Exhibit 23.2

23.3	Consent of Independent Registered Public Accounting Firm (Ernst & Young AG) filed herewith as Exhibit 23.3

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350
____________________

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.

(4)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 21, 2001, filed with the Commission on January 4, 2002 and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 29, 2005, filed with the Commission on March 29, 2005 and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 30, 2007	By:	/s/ James M. Johnson
James M. Johnson
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Savio Tung	Chairman of the Board	March 30, 2007
Savio Tung

/s/ James M. Johnson	Chief Executive Officer and Vice	March 30, 2007
James M. Johnson	Chairman of the Board

/s/ Paul Genova	President, Chief Financial Officer	March 30, 2007
Paul Genova

/s/ Henry Bachman	Director	March 30, 2007
Henry Bachman

/s/ John Wilchek	Director	March 30, 2007
John Wilchek

/s/ Michael Manza	Director	March 30, 2007
Michael Manza

/s/ Andrew Scelba	Director
Andrew Scelba		March 30, 2007

s/ Hazem Ben-Gacem	Director
Hazem Ben-Gacem		March 30, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

Page(s)
Report of Independent Registered Public Accounting Firm – Current Principal Auditors	F - 2

Report of Independent Registered Public Accounting Firm – Predecessor Principal Auditors	F - 3

Report of Independent Registered Public Accounting Firm – Other Auditors	F - 4

Consolidated Financial Statements:

Balance Sheets as of December 31, 2006 and 2005	F - 5

Statements of Operations for the Three Years in the Period
Ended December 31, 2006	F - 6

Statement of Changes in Shareholders’ Equity for the Three
Years in the Period Ended December 31, 2006	F - 7

Statements of Cash Flows for the Three Years in the Period
Ended December 31, 2006	F - 9

Notes to Consolidated Financial Statements	F - 10

Schedule II – Valuation and Qualifying Accounts for the Three Years Ended December 31, 2006	F- 27

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Wireless Telecom Group, Inc.
Parsippany, NJ

We have audited the accompanying consolidated balance sheet of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statement of income, shareholders’ equity, cash flows and the schedule listed in the accompanying index for the year then ended. These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Shared Based Payment”. In addition, effective December 31 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

/s/ PKF

Certified Public Accountants
A Professional Corporation

New York, New York
March 30, 2007

F – 2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Wireless Telecom Group, Inc.
Parsippany New Jersey

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, cash flows and the schedule listed in the accompanying index for each of the two years in the period ended December 31, 2005. These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits. We did not audit the financial statements of Willtek Communications GmbH, a wholly owned subsidiary acquired on July 1, 2005, which statements reflect total assets of $11,190,478 as of December 31, 2005, and total revenues of $15,192,614 for the period from acquisition to December 31, 2005. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Willtek Communications GmbH, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ Lazar, Levine and Felix LLP

New York, New York
March 31, 2006

F – 3

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

/s/ Ernst & Young AG

Ernst & Young AG
Wirtschaftsprüfungsgesellschaft

Munich, Germany
March 31, 2006

F – 4

CONSOLIDATED BALANCE SHEETS
Wireless Telecom Group, Inc.

-ASSETS-
	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$15,683,411	$13,851,120
Accounts receivable - net of allowance for doubtful accounts of
$298,290 and $377,543 for 2006 and 2005, respectively	9,499,555	7,869,537
Inventories	9,733,008	8,376,750
Deferred income taxes - current	121,581	198,266
Prepaid expenses and other current assets	1,023,399	873,053
TOTAL CURRENT ASSETS	36,060,954	31,168,726

PROPERTY, PLANT AND EQUIPMENT - NET	6,486,830	6,681,696

OTHER ASSETS:
Goodwill	24,113,284	24,066,284
Other intangible assets – net	12,730,000	13,910,000
Deferred income taxes – non-current	656,363	752,256
Other assets	3,281,671	2,714,888
TOTAL OTHER ASSETS	40,781,318	41,443,428

TOTAL ASSETS	$83,329,102	$79,293,850

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable	$3,616,094	$3,655,008
Accrued expenses and other current liabilities	5,514,403	4,873,939
Note payable - shareholder	4,621,050	4,145,400
Income tax payable	313,000	540,699
Current portion of mortgage payable	50,619	46,889
TOTAL CURRENT LIABILITIES	14,115,166	13,261,935

LONG TERM LIABILITIES:
Notes payable - bank	2,073,927	1,505,136
Deferred income taxes	4,481,576	4,896,936
Mortgage payable	2,947,886	2,998,505
Deferred rent payable	125,009	156,940
Other long-term liabilities	2,689,787	3,862,865
TOTAL LONG TERM LIABILITIES	12,318,185	13,420,382

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized,
28,653,551 and 28,647,551 shares issued for 2006 and 2005, respectively,
25,853,851 and 25,597,851 shares outstanding for 2006 and 2005, respectively	286,536	286,476
Additional paid-in capital	36,070,025	35,737,185
Retained earnings	27,761,337	24,237,226
Accumulated other comprehensive income	(153,218)	52,075
Treasury stock, at cost – 2,799,700 and 3,049,700 shares, respectively	(7,068,929)	(7,701,429)
	56,895,751	52,611,533

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,329,102	$79,293,850

The accompanying notes are an integral part of these financial statements.

F – 5

CONSOLIDATED STATEMENTS OF OPERATIONS
Wireless Telecom Group, Inc.

	For the Year Ended December 31,
	2006	2005	2004
NET SALES	$53,763,249	$38,770,644	$22,105,207

COSTS AND EXPENSES:
Cost of sales	24,493,208	17,883,574	10,321,916
Selling, general and administrative expenses	25,082,645	16,527,603	9,461,819
Interest (income)	(339,074)	(281,802)	(418,017)
Interest expense	228,645	232,049	235,206
Other (income) expense	(114,691)	(172,978)	(116,594)

TOTAL COSTS AND EXPENSES	49,350,733	34,188,446	19,484,330

INCOME BEFORE PROVISION FOR INCOME TAXES	4,412,516	4,582,198	2,620,877

Provision for income taxes	888,405	1,038,234	289,400

NET INCOME	$3,524,111	$3,543,964	$2,331,477

NET INCOME PER COMMON SHARE:
Basic	$0.14	$0.16	$0.14
Diluted	$0.14	$0.16	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25,820,909	21,560,676	17,192,728
Diluted	25,919,663	21,696,981	17,578,185

The accompanying notes are an integral part of these financial statements.

F – 6

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Wireless Telecom Group, Inc.

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock at Cost	Total
Balance at
December 31,
2003	$199,924	$13,100,857	$22,620,700	$-	$(7,701,429)	$28,220,052

Dividends - $.12
per share	-	-	(2,063,782)	-	-	(2,063,782)

Stock options
exercised	5,186	985,899	-	-	-	991,085

Net income	-	-	2,331,477	-	-	2,331,477

Balance at
December 31,
2004	205,110	14,086,756	22,888,395	-	(7,701,429)	29,478,832

Net income	-	-	3,543,964	-	-	3,543,964

Foreign currency
translation	-	-	-	52,075	-	52,075

Comprehensive
income	-	-	-	-	-	3,596,039

Dividends - $.12
per share	-	-	(2,195,133)	-	-	(2,195,133)

Common stock
issued re:
acquisition of
Willtek	80,000	21,360,000	-	-	-	21,440,000

Stock options
issued	1,366	290,429	-	-	-	291,795

BALANCE AT
DECEMBER
31, 2005	$286,476	$35,737,185	$24,237,226	$52,075	$(7,701,429)	$52,611,533

F – 7

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Wireless Telecom Group, Inc.

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock at Cost	Total
Net income	-	-	3,524,111	-	-	3,524,111

Foreign currency
translation	-	-	-	(335,770)	-	(335,770)

Unrecognized gain
pension plan				130,477		130,477

Comprehensive
income	-	-	-	-	-	3,318,818

Stock options
expensed	-	287,775	-	-	-	287,775

Stock options
exercised	60	10,065	-	-	-	10,125

Sale of treasury
stock	-	35,000	-	-	632,500	667,500

BALANCE AT
DECEMBER
31, 2006	$286,536	$ 36,070,025	$27,761,337	$(153,218)	$(7,068,929)	$56,895,751

F – 8

CONSOLIDATED STATEMENTS OF CASH FLOWS
Wireless Telecom Group, Inc.

	For the Year Ended December 31,
	2006	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,524,111	$3,543,964	$2,331,477
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,091,491	787,917	491,257
Amortization of purchased intangibles - net	880,000	716,894	-
Stock compensation expense	287,775	-	-
Deferred rent	(31,931)	12,195	32,890
Deferred income taxes	(319,467)	(176,064)	(436,266)
Accrued interest	-	84,460	-
Provision for losses on accounts receivable	(79,253)	110,025	14,756
Provision for warranty and inventory reserves	-	(164,638)	-
Provision for pensions and similar obligation	-	(228,754)	-
Changes in assets and liabilities net of effect of acquisition:
(Increase) in accounts receivable	(1,550,765)	(1,595,183)	(135,426)
(Increase) decrease in inventory	(1,356,258)	498,011	(877,255)
(Decrease) increase in income taxes payable	(227,699)	527,805	-
(Increase) decrease in prepaid expenses and other current assets	(717,128)	173,966	328,420
(Decrease) in other long-term liabilities	(1,042,601)	-	-
Increase (decrease) in accounts payable and accrued expenses	601,550	(363,276)	531,316

Net cash provided by operating activities	1,059,825	3,927,322	2,281,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs associated with acquisition, net of cash acquired	-	(2,901,911)	(787,119)
Purchase of intangible assets	-	(3,373)	-
Capital expenditures	(867,116)	(687,469)	(896,913)
Proceeds from dispositions of property plant and equipment	27,788	111,350	-
Officers’ life insurance	-	-	33,940
Net cash (used for) investing activities	(839,328)	(3,481,403)	(1,650,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage note	(46,889)	(43,486)	(40,329)
Dividends paid	-	(2,195,133)	(2,063,782)
Proceeds from sale of treasury stock	667,500	-	-
Increase in notes payable	1,044,441	83,011	-
Proceeds from exercise of stock options	10,125	291,795	991,085
Decrease from bank overdraft	-	(428,563)	-
Net cash provided by (used for) financing activities	1,675,177	(2,292,376)	(1,113,026)

Foreign exchange rate adjustment	(63,383)	(86,239)	-

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	1,832,291	(1,932,696)	(481,949)

Cash and cash equivalents, at beginning of year	13,851,120	15,783,816	16,265,765

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$15,683,411	$13,851,120	$15,783,816

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Taxes	$1,345,635	$417,354	$772,336
Interest	$233,469	$258,781	$235,206

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of Willtek Communications GmbH in 2005 through the issuance of 8,000,000 shares of common stock valued at $21,440,000

The accompanying notes are an integral part of these financial statements.

F – 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation:

Wireless Telecom Group, Inc. and Subsidiaries (the Company), develops and manufactures a wide variety of electronic noise sources, testing and measurement instruments and high-power, passive microwave components, which it sells to customers throughout the United States and worldwide through its foreign sales corporation and foreign distributors to commercial and government customers in the electronics industry. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries, Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc. All intercompany transactions are eliminated in consolidation.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at December 31, 2006, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair values due to the short-term nature of these instruments. The carrying value of notes and mortgage payable approximate fair value based on their terms which reflect market conditions existing as of December 31, 2006.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts and commercial paper, all stated at cost, which approximates market value. As of December 31, 2006 and 2005, the Company had approximately $12,300,000 and $11,700,000 invested in commercial paper and government backed securities, respectively.

Accounts Receivable:

The Company accounts for uncollectible accounts under the allowance method. Potentially uncollectible accounts are provided for throughout the year and actual bad debts are written off to the allowance on a timely basis.

F – 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Inventories:

Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses. Inventory carrying value is net of inventory reserves of $3,532,260 and $3,429,877 for the years ended December 31, 2006 and 2005, respectively.

Inventories consist of:

	December 31,
	2006	2005
Raw materials	$4,801,523	$4,736,496
Work-in-process	2,989,838	2,253,042
Finished goods	1,941,647	1,387,212
	$9,733,008	$8,376,750

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

Goodwill:

On July 1, 2005, the Company acquired Willtek Communications GmbH, (see Note 2) which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $22,761,892 was recorded as goodwill. In accordance with Statement of Financial Accounting Standards No. 142, (“SFAS No. 142”) Goodwill and Other Intangible Assets, this goodwill will not be amortized, but will be tested for impairment periodically by management. Management considered a number of factors, including valuations of the future cash flows of the business and concluded that this goodwill was not impaired and consequently no adjustment to goodwill was necessary at December 31, 2006.

On December 21, 2001, the Company acquired Microlab/FXR, which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $1,351,392 was recorded as goodwill. In accordance with SFAS No. 142, this goodwill will not be amortized, but will be tested for impairment periodically by management. Management considered a number of factors, including valuations of the future cash flows of the business and concluded that this goodwill was not impaired and consequently no adjustment to goodwill was necessary at December 31, 2006.

F – 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Other Intangible Assets:

Other intangible assets of $12,730,000 consist of developed technology, trade names and trademarks and customer lists associated with the acquisition of Willtek less amortization taken in 2006. Total other intangible assets acquired in the acquisition were $14,500,000 and amortization expense for 2006 was $1,180,000. Accumulated amortization of other intangible assets is $1,770,000.

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

Research and Development Costs:

Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts charged for the years ended December 31, 2006, 2005 and 2004 were $6,592,910, $4,388,787 and $1,946,250, respectively.

Advertising Costs:

Advertising expenses are charged to operations (included selling, general and administrative expenses) during the year in which they are incurred and aggregated $794,978, $472,949 and $602,216 for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Comprehensive Income:

Assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income on the statement of shareholders’ equity in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

During the fiscal year ended December 31, 2006, included in “other comprehensive income (loss)” was an adjustment for employee benefit obligations necessary to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other postretirement Plans”.

Stock Based Compensation:

In December 2004, the FASB issued a revision of SFAS No. 123 “Share-Based Payment” (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. This new accounting standard, which was implemented during 2006, utilized the modified prospective approach.

F – 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company believes this standard will not have a material effect on its financial position and results of operations (see Note 8). Due to the Company’s limited history with respect to forfeiters of incentive stock options, there is no estimate of expired or canceled options included in the option valuation.

Prior to 2006, the Company accounted for stock-based awards granted to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation cost is recognized for stock option awards granted at fair market value. Had compensation costs of such option awards been determined under a fair value alternative method as stated in SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company would have been required to prepare a fair value model for such options and record such amount in the consolidated financial statements as compensation expense. Pro forma stock-based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all such awards, are presented in the table below.

In accordance with Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’), as amended, the fair value of option awards is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions; dividend yield of 10%, risk-free interest rate of 4.3% and 3.5% in fiscal years ended December 31, 2005 and 2004, respectively, and expected option life of 2 years. Volatility was assumed to be 55% and 86% in the years ended December 31, 2005 and 2004, respectively.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

	Year Ended December 31,
	2005	2004
Net income:
As reported	$3,543,964	$2,331,477
Less: stock based compensation
expense net of tax	(189,826)	(117,015)
Pro forma	$3,354,138	$2,214,462
Basic earnings per share:
As reported	$.16	$.14
Pro forma	.16	.13
Diluted earnings per share:
As reported	$.16	$.13
Pro forma	.15	.13

In December 2005, in anticipation of the adoption of new accounting standards required under SFAS No. 123 (R), the Company accelerated the vesting of all unvested stock options previously awarded to employees and officers. As a result of the vesting acceleration, options to purchase 249,000 shares of the Company’s common stock became exercisable immediately including 96,000 options held by executive officers, 34,000 held by non-employee directors and 119,000 held by other employees.

Proforma expense related to these accelerated options is included in the table above for fiscal year 2005.

F – 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes:

The Company utilizes SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognized the benefit of Boonton’s net operating loss carry-forward applying a valuation allowance, which requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized.

Income Per Common Share:

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. In accordance with SFAS No. 128 “Earnings Per Share” (SFAS No. 128”), the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Years Ended December 31,
	2006	2005	2004
Weighted average number of common shares outstanding
— Basic	25,820,909	21,560,676	17,192,728
Incremental shares for assumed conversions of stock
options	98,754	136,305	385,457
Weighted average number of common and equivalent
shares outstanding-Diluted	25,919,663	21,696,981	17,578,185

Stock options outstanding at December 31, 2006, 2005, and 2004 to purchase, 2,361,897, 1,251,630 and 1,744,097 shares of common stock respectively were not included in the computation of diluted EPS as they were anti-dilutive.

Recent Accounting Pronouncements Affecting the Company:

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition and measurement method of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing the effects of FIN 48 on our consolidated financial position and results of operations.

F – 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the Company as of January 1, 2008. We expect that the financial impact, if any, of the adoption of SFAS No. 157 will not be material on our financial statements upon the initial adoption of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires the Company to fully recognize in its financial statements its obligations associated with defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires recognition of a liability for a plan’s underfunded or overfunded status within the balance sheet and recognition of changes in the funded status of a plan through comprehensive income in the year in which the changes occur. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The adoption of this standard in 2006 had the effect of increasing stockholder’s equity by approximately $130,000 as a result of fully recognizing the obligations associated with the Company sponsored defined benefit pension and other postretirement plans.

NOTE 2 - ACQUISITION:

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

On July 1, 2005, the Company acquired all of the outstanding equity of Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany (“Willtek”), in exchange for 8,000,000 shares of WTT’s common stock having an aggregate value of $21,440,000, based on a closing sale price of $2.68 per share of WTT’s common stock on July 1, 2005. Additionally, there was $2,969,572 in closing costs and $1,800,016 of reorganization costs identified in our formal plan for reorganization at the acquisition date. The business combination has been accounted for as a purchase in accordance with SFAS No. 141 allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $26,106,826, net of cash acquired of $102,763 included the closing costs discussed above.

F – 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 2 - ACQUISITION (Continued):

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

Accounts receivable	$3,279,729
Inventory	2,895,257
Other current assets	472,956
Property, plant and equipment and other	2,898,174
long-term assets
Amortizable intangible assets	14,500,000
Goodwill	22,761,892
Accounts payable and accrued liabilities	(3,494,282)
Short-term and long-term debt	(3,703,365)
Other long-term liabilities	(8,430,535)
Deferred taxes - net	(5,073,000)
Total purchase price – net of cash acquired	$26,106,826

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

F – 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, consists of the following:

	December 31,
	2006	2005
Building and improvements	$4,053,441	$3,888,461
Machinery and equipment	9,129,926	8,295,971
Furniture and fixtures	998,483	739,353
Transportation equipment	164,621	123,026
Leasehold improvements	1,155,230	1,155,230
	15,501,701	14,202,041

Less: accumulated depreciation and amortization	9,714,871	8,220,345
	5,786,830	5,981,696
Add: land	700,000	700,000
	$6,486,830	$6,681,696

Depreciation and amortization expense of $1,091,491, $787,917, and $491,257 was recorded for the years ended December 31, 2006, 2005, and 2004 respectively.

NOTE 4 - OTHER ASSETS:

Other assets for 2006 include the costs associated with the cash surrender value of the pension insurance for Willtek Communications GmbH of $1,797,295 and $305,829 relating to a technology license.

Other assets for 2005 include the costs associated with the cash surrender value of the pension insurance for Willtek Communications GmbH of $1,531,903 and $308,714 relating to a technology license.

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

     Accrued expenses and other current liabilities consists of the following:

	December 31,
	2006	2005
Interest	$1,321,471	$1,626,117
Payroll and related benefits	1,419,028	917,678
VAT payable	552,510	441,695
Professional fees	101,003	362,340
Commissions	221,517	333,521
Goods received not invoiced	306,948	246,755
Warranty reserve	63,418	210,136
Other miscellaneous expenses	1,528,508	735,697
Total	$5,514,403	$4,873,939

NOTE 6 - MORTGAGE AND NOTE PAYABLE – LONG TERM:

The Company has a mortgage payable secured by certain properties in the amount of $3,263,510. This note bears interest at an annual rate of 7.45%, requires monthly payments of principal and interest of $23,750 and matures in August 2013.

Maturities of mortgage principal payments for the next five years are $50,619, $54,517, $58,784, $63,386 and $68,347 respectively and $2,702,852 thereafter.

F – 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 6 - MORTGAGE AND NOTE PAYABLE – LONG TERM (Continued):

During 2005, Willtek Communications GmbH received a bank loan in the amount of $1,505,136, which is recorded in Long-term notes payable. The outstanding balance as of December 31, 2006 is $2,073,927. This note is interest free through June 2008 and will bear interest at the annual rate of 4% beginning July 2008. The note requires twelve semi-annual payments beginning December 2008 until maturity at June 2014. The loan proceeds may only be used for research and development projects in Germany.

Maturities of bank loan principal payments for the next five years are $0, $172,827, $345,655, $345,655 and $345,655 respectively and $864,135 thereafter.

NOTE 7 - OTHER LONG-TERM LIABILITIES:

     Other long-term liabilities consist of the following:

	December 31,
	2006	2005
Pension provision and similar obligations	$2,008,965	$2,400,059
Deferred rent – acquisition	616,643	916,642
Other miscellaneous	64,179	546,164
Total	$2,689,787	$3,862,865

NOTE 8 - SHAREHOLDERS’ EQUITY:

The Company discontinued its distribution of cash dividends during fiscal year ended December 31, 2006. Therefore, no dividends were paid during this period. The Company paid quarterly cash dividends aggregating $2,195,133 and $2,063,782 for the years ending December 31, 2005 and 2004, respectively.

During 2000, the stockholders approved the Company’s 2000 Stock Option Plan. The 2000 Plan provides for the grant of ISOs and NQSOs in compliance with the Code to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company's future growth and success. 1,500,000 shares of Common Stock are reserved for issuance upon the exercise of options under the 2000 Plan. Prior to 2000, the Company had established an Incentive Stock Option Plan under which options to purchase up to 1,750,000 shares of common stock were available to be granted to officers and other key employees

On July 6, 2006, the Company’s Amended and Restated 2000 Stock Option Plan, which authorizes the granting of options relating to an additional 2,000,000 shares of common stock, was approved by shareholder vote.

All options granted have 10-year terms and vest and become fully exercisable after a maximum of five years from the date of grant. Under the Company’s stock option plans, options may be granted to purchase shares of the Company’s common stock exercisable at prices generally equal to the fair market value on the date of the grant.

In December 2005, the Board of Directors approved the acceleration of the vesting of all unvested stock options granted by the Company. As a result of the vesting acceleration, options to purchase 249,000 shares of the Company's common stock became exercisable immediately including 96,000 held by executive officers, 34,000 held by non-employee directors and 119,000 held by other employees.

F – 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 8 - SHAREHOLDERS’ EQUITY (Continued):

     A summary of stock option activity, and related information for the years ended December 31, follows:

		Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2003	2,473,080	$2.47

Weighted average fair value of options
granted during the year		1.06

Granted	130,000	2.90
Exercised	(518,623)	1.91
Canceled	(340,360)	2.54
Outstanding, December 31, 2004	1,744,097	2.52

Weighted average fair value of options
granted during the year		.51

Granted	209,000	2.57
Exercised	(136,550)	2.14
Canceled	(564,917)	3.05
Outstanding, December 31, 2005	1,251,630	2.51

Weighted average fair value of options
granted during the year		1.04

Granted	1,305,000	2.48
Exercised	(6,000)	1.69
Canceled	(188,733)	2.84
Outstanding, December 31, 2006	2,361,897	2.47

Options exercisable:
December 31, 2004	1,290,165	2.14
December 31, 2005	1,251,630	2.51
December 31, 2006	1,056,897	2.46

The options outstanding and exercisable as of December 31, 2006 are summarized as follows:

Range of	Weighted average	Options	Options	Weighted average
exercise prices	exercise price	Outstanding	exercisable	remaining life
$1.69 - $2.25	$1.95	312,310	312,310	4.8 years
$2.28 - $3.13	$2.55	2,049,587	744,587	6.4 years
		2,361,897	1,056,897

The unearned compensation related to Company granted incentive stock options as of December 31, 2006 is $1,076,917.

The fair value of options awarded during 2006 was estimated on the date of grant using the Black-Scholes option-pricing model and included the following range of assumptions; dividend yield of 0% to 10%, risk-free interest rate of 4.3% to 4.9%, and expected option lives of 2 to 4 years. Volatility assumptions ranged from 57% and 63%. The forfeiture rate was assumed to be 0%.

(1) These plans include the Company’s 1995, 2000 and “Amended and Restated” 2000 Stock Option Plans.

F – 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 9 - OPERATIONAL INFORMATION AND EXPORT SALES:

Sales:

The Company and its subsidiaries develop and manufacture various types of electronic test equipment and are aggregated into a single operating segment based on similar economic characteristics, products, services, customers, U.S. Government regulatory requirements, manufacturing processes and distribution channels.

For the years ended December 31, 2006, 2005, and 2004, no customer accounted for more than 10% of total sales.

In addition to its in-house sales staff, the Company uses various manufacturers’ representatives to sell its products. For the years ended December 31, 2006 and 2005, no representative accounted for more than 10% of total sales. For 2004, one representative accounted for more than 10% of total sales.

Regional Assets and Sales:

The Company, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	As of December 31,
Long-lived assets	2006	2005
United States	$5,686,967	$5,858,343
Europe	799,863	823,353
	$6,486,830	$6,681,696

	For the Twelve Months
	Ended December 31,
Revenues by Region	2006	2005	2004
Americas	$24,199,527	$21,128,708	$15,563,181
Europe	16,501,760	10,722,300	3,713,795
Asia	7,642,818	5,828,027	2,741,637
Other	5,419,144	1,091,609	86,594
	$53,763,249	$38,770,644	$22,105,207

Purchases:

In 2006, one third-party supplier accounted for more than 19% of the Company’s total inventory purchases. In 2005, two third-party suppliers accounted for more than 10% of the Company’s total inventory purchases. No third party supplier accounted for more than 10% of the Company’s total inventory purchases for 2004.

NOTE 10 - RETIREMENT PLANS:

The Company has a 401(k) profit sharing plan covering all eligible employees. Company contributions to the plan for the years ended December 31, 2006, 2005 and 2004 aggregated $257,435, $174,994 and $108,045, respectively.

The Company also maintains a non-contributory, defined benefit pension plan covering 18 active and 27 former employees of our German subsidiary. The Company uses a December 31 measurement date for its defined benefit pension plan. The accumulated benefit obligation as of 2006 and 2005 was $2,225,491 and $1,959,738, respectively. On December 31, 2006 and 2005, the pension liability of $1,889,796 and $1,736,173, respectively, was recorded in other long-term liabilities. There were no contributions made to this plan by the Company in 2006 and there are no plans to make any contributions in 2007.

F – 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 10 - RETIREMENT PLANS (Continued):

The Company purchased life insurance to cover the actual net present value of the pension obligations. The cash surrender value of these insurance policies amounted to $1,546 and $1,526 as of December 31, 2006 and 2005, respectively. The amounts are independent of the defined benefit plan and do not constitute assets of the plan.

The funded status of the defined benefit plans is as follows:

	2006	2005
Change in benefit obligation:
Beginning of year	$2,063,104	$2,145,376
Service cost	48,246	31,275
Interest cost	92,169	68,973
Actuarial (loss) gain	(124,143)	152,192
Benefits paid and expenses	(55,307)	(33,251)
Effect of foreign currency translation	236,190	(301,461)
End of year	$2,260,259	$2,063,104

Change in fair value of plan assets:
Beginning of year	$338,214	$402,080
Actual (loss) on plan assets	(10,802)	(11,909)
Employer contribution	-	-
Benefits paid and expenses	-	-
Effect of foreign currency translation	43,051	(51,957)
End of year	$370,463	$338,214

Funded status	$1,889,796	$1,724,890
Unrecognized net actuarial (loss)	-	(11,283)
Unrecognized prior service cost	-	-
Prepaid benefit cost	1,889,796	1,713,607
Adjustment required to recognize minimum liability	-	22,566
Accrued pension costs	$1,889,796	$1,736,173

The weighted average assumptions used to determine net pension cost and benefit obligations for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Discount rate – benefit obligation	4.25%	4.25%
Discount rate – pension cost	4.25%	4.25%
Expected Long-term return on plan assets	3.00%	3.00%
Rate of compensation increase (Staff plan only)	1.50%	1.50%

F – 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 10 - RETIREMENT PLANS (Continued):

The following table presents the components of net periodic pension cost for the years ended December 31, 2006 and 2005:

	2006	2005
Service cost	$48,246	$31,275
Interest cost	92,169	68,973
Expected return on plan assets	10,802	11,909
Recognized net actuarial (loss)	(21,605)	(22,566)
Net periodic pension expense	$129,612	$89,591

The investment objectives for the pension plan’s assets are designed to generate returns that will enable the plan to meet its future obligation. The precise amounts for which this obligation will be settled depend on future events. The obligations are estimated using actuarial assumptions, based on the current economic environment. The pension plan’s investment strategies utilize fixed income insurance annuity investments to provide income and to preserve capital. Risks include, among others, the likelihood of the pension plan becoming under funded, therby increasing the pension plan’s dependence on contributions of the Company. Professional advisors manage the pension plan’s assets and performance is evaluated by management and adjusted periodically based on market conditions.

At December 31, 2006 and 2005, plan asset allocations by category were as follows:

Fixed income insurance annuities	100%

The following benefit payments are expected to be paid as follows:

2007	$62,505
2008	57,640
2009	61,570
2010	69,430
2011	72,050
2012-2016	310,000

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” on December 31, 2006. The most significant change is the requirement for the Company to recognize the entire overfunded or underfunded status of its defined benefit plan as assets and liabilities in its statement of financial position and to recognize changes, net of taxes, in that funded status in the year in which the changes occur through comprehensive income. The following table presents the incremental effect of applying FASB Statement No. 158 on individual line items in the accompanying Statement of Financial Position as of December 31, 2006:

	Before Application of		After Application of
	Statement 158	Adjustments	Statement 158
Accrued postretirement
benefits (long-term liability)	$ 2,020,273	$(130,477)	$1,889,796
Accumulated other comprehensive
income	-	130,477	130,477

F – 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 11 - INCOME TAXES:

The components of income tax expense (benefit) related to income are as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$766,263	$806,882	$443,392
State	361,000	286,641	153,850
Foreign	3,924	17,906	-
Deferred:
Federal	(219,456)	(58,556)	(248,000)
State	(23,326)	(14,639)	(59,842)
	$888,405	$1,038,234	$289,400

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2006	2005	2004
	% of	% of	% of
	Pre Tax	Pre Tax	Pre Tax
	Earnings	Earnings	Earnings
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax net of federal tax benefit	5.1	5.9	5.9
Extraterritorial income exclusion	(3.2)	-	-
Non-taxable foreign income	(5.9)	(17.0)	(23.8)
Over/under accrual adjustment	(6.6)	-	-
Other, including research and development
credit,valuation allowance	(3.3)	(.2)	(5.1)
	20.1%	22.7%	11.0%

The components of deferred income taxes are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$110,809	$48,000
Allowances for doubtful accounts	80,033	32,000
Deferred costs	-	140,000
Tax effect of goodwill	294,588	382,243
Book depreciation over tax	47,780	60,400
Net operating loss carryforward	833,463	958,000
Other	(24,703)	-
	1,341,970	1,620,643
Valuation allowance for deferred tax assets	(564,026)	(670,121)
	$777,944	$950,522

Deferred tax liability due to acquisition	$4,481,576	$4,896,936

F – 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

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

Additionally, the Company leases a 48,400 square foot facility located in Ismaning, Germany, which is currently being used as Willtek’s headquarters and manufacturing plant. The lease terminates on December 31, 2010 and can be renewed for two five-year periods twelve months prior to the end of the expiring term.

The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance. The future minimum lease payments are shown below:

2007	$1,357,543
2008	1,319,987
2009	1,133,290
2010	1,163,757
2011	335,133
$5,309,710

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1,404,766, $917,557 and $591,291, respectively.

On July 14, 1998 the Company entered into a 15-year lease for a 44,000 square foot facility located in Mahwah, New Jersey. This new facility was leased to serve as the headquarters and manufacturing plant for one of the Company’s divisions, which was sold in 1999. In December 1999, the Company exercised its option to purchase this building. The Company leases certain property to an unrelated third party. This lease, which terminates in 2013, provides for annual rental income of $379,219 throughout the lease term.

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2009. All leases may be renewed at the end of their respective leasing periods. Future payments consist of the following at December 31, 2006:

2007	$162,400
2008	101,861
2009	17,327
$281,588

F – 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued):

Environmental Contingencies:

Following an investigation by the New Jersey Department of Environmental Protection (NJDEP) in 1982, of the waste disposal practices at a certain site formerly leased by Boonton, the Company put a ground water management plan into effect as approved by the NJDEP. Costs associated with this site are charged directly to income as incurred. The owner of this site has notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the owner would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations. Costs charged to operations in connection with the water management plan amounted to approximately $18,000 and $13,000 for the years ended December 31, 2006 and 2005, respectively.

The Company estimates the expenditures in this regard for the fiscal year ending December 31, 2007 will amount to approximately $14,000. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

NOTE 13 - RELATED PARTY TRANSACTIONS:

In 2006, 2005 and 2004, the Company utilized the advertising service of SGW Integrated Marketing Communications. One of the Directors of the Company, Mr. Andrew Scelba, served as President and Chairman of the Board of SGW. He retired from this position in 2000 and currently performs consulting services on a limited basis. Total fees paid to SGW in 2006, 2005 and 2004 were approximately $13,000, $11,000 and $49,000, respectively.

Following the termination in March 2004 of a former Executive Officer and Director of the Company, the former employee acted as a consultant to the Company on a project basis and was paid approximately $53,000 in 2005. Additionally, the Company utilized the services of Amplical Corporation, which is operated by the former Executive Officer, for outsourcing of certain electronic components. Total payments to Amplical Corporation in 2006 and 2005 were approximately $54,000 and $136,000, respectively.

The note payable-current amount of $4,621,050 is payable to a shareholder, Investcorp Technology Ventures. Interest payable on the note of $751,414 is included in accrued expenses. The note bears interest at 4% per annum and the full amount of principal and interest was paid on January 3, 2007. The interest expense on this loan amounted to $175,840 and $84,350 for the years ended 2006 and 2005, respectively.

F – 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly financial data (in thousands, except per share amounts).

2006	Quarter
	1st	2nd	3rd	4th
Net sales	$13,823	$12,155	$13,658	$14,127
Gross profit	7,542	6,571	7,623	7,534
Operating income	1,152	494	1,225	1,316
Net income	1,016	190	1,128	1,190
Diluted net income per share	$.04	$.01	$.04	$.05

2005	Quarter
	1st	2nd	3rd	4th
Net sales	$6,048	$5,963	$12,463	$14,297
Gross profit	3,278	3,066	6,653	7,890
Operating income	1,224	1,210	637	1,289
Net income	1,071	1,059	624	790
Diluted net income per share	$.06	$.06	$.02	$.03

F – 26

WIRELESS TELECOM GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS ENDED DECEMBER 31,

Allowance for doubtful accounts:

	Balance at
	Beginning of			Acquired bal/	Balance at
	year	Provisions	Deductions	Translation adj	end of year
2006	$377,543	$201,991	$(302,036)	$20,792	$298,290
2005	190,155	110,025	(15,247)	92,610	377,543
2004	175,399	14,756	-	-	190,155

Allowance for deferred tax valuation:

	Balance at
	beginning of			Balance at
	year	Provisions	Reductions	end of year
2006	$670,121	$-	$(106,095)	$564,026
2005	791,198	-	(121,077)	670,121
2004	1,160,109	-	(368,911)	791,198

F – 27