Form 10-K/A
period 2006-12-31
WIRELESS TELECOM GROUP INC
filed 2007-04-30
CIK 878828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment. No 1)

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

None.

Explanatory Note

     Wireless Telecom Group, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year-ended December 31, 2006, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 2, 2007 (the “Original Form 10-K”), solely to amend for the purpose of including items in Part III (Items 10, 11, 12, 13; and 14) previously omitted in accordance with General Instruction G3, for the Company does not intend to file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2006. No other information in the Original Form 10-K has been affected by this Amendment No. 1 and the Company has not updated disclosures in this Amendment No. 1 to reflect any event subsequent to the Company's filing of the Original Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Set forth below are the names, ages and descriptions of the backgrounds, as of April 27, 2007, of each of the current directors and executive officers of the Company.

Name	Age	Position
Savio W. Tung	57	Chairman of the Board
James M. (“Monty”) Johnson	52	Vice Chairman and Chief Executive Officer
Hazem Ben-Gacem	37	Director
Henry L. Bachman(3)	77	Director
John Wilchek(2)(3)	66	Director
Michael Manza(1)(3)	71	Director
Andrew Scelba(1)(2)	75	Director
Paul Genova	51	President and Chief Financial Officer
____________________

(1)	Member of Nominating and Governance Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee

     Savio W. Tung was appointed Chairman of the Board on July 1, 2005. Mr. Tung is the global head of the venture capital activities of Investcorp Technology Ventures, L.P. (“Investcorp”). Mr. Tung is a member of Investcorp’s Investment Commitment Committee and he is also a member of Investcorp’s Financial Risk Management Committee. Before joining Investcorp in 1984, Mr. Tung was a senior banker with Chase Manhattan Bank and worked at their offices in New York, Bahrain, Abu Dhabi and London. Prior to forming Investcorp’s venture capital activities, Mr. Tung was the head of Investcorp’s U.S. private equity team. Mr. Tung is currently chairman of Vaultus, Inc., and a board member of Viewlocity Inc. Mr. Tung holds a BSc in Chemical Engineering from Columbia University. Mr. Tung is a trustee of Columbia University and is on the board of the Columbia Investment Management Company.

     James M. (“Monty”) Johnson was appointed Vice Chairman of the Board and Chief Executive Officer of the Company on January 23, 2006. Prior to joining the Company, Mr. Johnson served from August 2003 until October 2005 as President and General Manager, Network Signaling Group (formerly Network Signaling Division) of Tekelec, a manufacturer of network signaling products, switching products and services for telecommunications networks and contact centers. From January 2003 until his appointment as General Manager, he served as Vice President, Network Signaling Division Strategy and Product Management of Tekelec. From December 2001 until joining Tekelec, Mr. Johnson served as Vice President, Global Sales and Service of dynamicsoft, Inc., a communications software company. From March 1999 until November 2001, he served as Vice President, Global Account Management of Motorola, Inc. Mr. Johnson received a B.S. degree in Electrical Engineering from The Citadel and an M.S. degree in Electrical Engineering from Georgia Tech University.

     Hazem Ben-Gacem was appointed a director of the Company on July 1, 2005. Mr. Ben-Gacem has been a partner of Investcorp’s venture team in Europe since its inception in early 2001. Mr. Ben-Gacem currently sits on the boards of Utimaco Safeware AG and Trema NV. Prior to that, Mr. Ben-Gacem was a member of Investcorp’s European private equity team since 1994. Prior to joining Investcorp, Mr. Ben-Gacem was a member of Credit Suisse First Boston’s Mergers & Acquisitions team in New York. Mr. Ben-Gacem is a graduate of Harvard University where he received a B.A. in Economics with honors.

     Henry L. Bachman became a director of the Company in January 1999 and has a career of over 50 years in the electronics industry. From 1951 to 1996, Mr. Bachman served as Vice President of Hazeltine, a subsidiary of Marconi Aerospace Systems Inc., Advanced Systems Division, on a full-time basis and currently provides consulting services to them on a part-time basis. Mr. Bachman was President of The Institute of Electrical and Electronics Engineers (IEEE). Mr. Bachman has a Bachelor’s degree and MS degree from Polytechnic University and completed the Advanced Management Program at Harvard Sloan School of Management.

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

     Paul Genova has served as the Company’s Chief Financial Officer since September 2003 and since March 2004 has served as the Company’s President. From March 2004 until July 2005, Mr. Genova served as a director of the Company and from September 2005 to January 2006, Mr. Genova served as interim Chief Executive Officer of the Company. From 1994 to February 2002, Mr. Genova served as Chief Financial Officer of Wilson Logistics, Inc., a supply chain management and industrial services provider, which is a wholly owned subsidiary of Wilson Logistics Holdings, AB Sweden. From 1985 to 1994, Mr. Genova worked with Deloitte & Touche as a Senior Audit Manager, working with various global manufacturing companies. Mr. Genova earned his New York CPA certificate in 1983 and has a Bachelor of Science degree in Accounting from Manhattan College.

     There is no family relationship among any of the current directors or executive officers of the Company.

Independence of Directors

     The Company’s board of directors has determined that all of the Company’s directors, except Mr. Tung, Mr. Ben-Gacem and Mr. Johnson, are currently “independent” in accordance with the applicable listing standards of the American Stock Exchange as currently in effect. Due to Messrs. Tung’s and Ben-Gacem’s affiliation with Investcorp, which owns approximately 25.1% of the Company’s Common Stock and has a significant business relationship with the Company, neither Mr. Tung nor Mr. Ben-Gacem are independent. Under applicable American Stock Exchange Rules, Mr. Johnson is not considered independent because he presently serves as the Company’s Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our executive officers and directors and the holders of greater than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish us with copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations from such executive officers, directors and stockholders with respect to the period from January 1, 2006 through December 31, 2006, we are Aware of a Form 3 filed by Mr. Johnson and a Form 4 filed by Mr. Bachman that were not filed on a timely basis.

Shareholder Nominations

     No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

     We have a standing audit committee of the board of directors. The current members of the audit committee are Henry L. Bachman, Micheal Manza, and John Wilchek. The committee’s purpose is to assist the board of directors in overseeing our accounting and financial reporting processes and the audits of our financial statements. In addition, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm. The board of directors has determined that Mr. Bachman qualifies as an “audit committee financial expert,” as such term is defined in the rules of the Securities and Exchange Commission. Our board has also determined that each member of the audit committee qualifies as “independent” under Rule 10A-3 under the Securities Exchange Act of 1934 and Applicable American Stock Exchange rules.

Code of Business Conduct

     The Company’s board of directors has adopted a Code of Business Conduct and Ethics (the “Code”) that outlines the principles of legal and ethical business conduct under which the Company does business. The Code, which is applicable to all directors, employees and officers of the Company, is available at the Company’s website at www.wtt.bz. Any substantive amendment or waiver of the Code may be made only by the Company’s board of directors or a committee of the board of directors, and will be promptly disclosed to the Company’s shareholders on its website. In addition, disclosure of any waiver of the Code will also be made by the filing of a Current Report on Form 8-K with the SEC.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

     The goal of our named executive officer compensation program is the same as our goal for operating the company—to create long-term value for our shareholders. Toward this goal, we have designed and implemented our compensation programs for our named executives to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our shareholders and to encourage them to remain with the company for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives. These elements consist of salary and annual bonus, equity incentive compensation, retirement and other benefits. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive’s contribution to the company.

Compensation Objectives

     Performance. Our two executives who are identified in the Summary Compensation Table below (whom we refer to as our named executives) have a combined total of 4 years with our company, during which they have held different positions and been in some cases promoted to increasing levels of responsibility. The amount of compensation for each named executive reflects his superior management experience, continued high performance and exceptional career of service to the company over a long period of time. Key elements of compensation that depend upon the named executive’s performance include:

  a discretionary cash bonus that is based on an assessment of his performance against pre-determined quantitative and qualitative measures within the context of the company’s overall performance; and

  equity incentive compensation in the form of stock options, subject to vesting schedules that require continued service with the company.

     Base salary and bonus are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. Our other elements of compensation focus on motivating and challenging the executive to achieve superior, longer-term, sustained results.

     Alignment. We seek to align the interests of the named executives with those of our investors by evaluating executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareholder value, including revenue, operating profit, earnings per share, operating margins, return on total equity or total capital, cash flow from operating activities and total shareholder return. Equity incentive compensation awards align the interests of the named executives with shareholders because the total value of those awards corresponds to stock price appreciation.

     Retention. Our senior executives have been presented with other professional opportunities, including ones at potentially higher compensation levels. We attempt to retain our executives by using continued service as a determinant of total pay opportunity, with the extended vesting terms of stock option awards.

Implementing Our Objectives

     Determining Compensation. We rely upon our judgment in making compensation decisions, after reviewing the performance of the company and carefully evaluating an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with the company, current compensation arrangements and long-term potential to enhance shareholder value. Specific factors affecting compensation decisions for the named executives include:

  key financial measurements such as revenue, operating profit, earnings per share, operating margins, return on total equity or total capital, cash flow from operating activities and total shareholder return;

  strategic objectives such as acquisitions, dispositions or joint ventures, technological innovation and globalization;

  promoting commercial excellence by launching new or continuously improving products or services, being a leading market player and attracting and retaining customers;

  achieving specific operational goals for the company, including improved productivity, simplification and risk management;

  achieving excellence in their organizational structure and among their employees; and

  supporting our values by promoting a culture of unyielding integrity through compliance with law and our ethics policies, as well as commitment to community leadership and diversity.

     We generally do not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. We consider competitive market compensation paid by other companies, but we do not attempt to maintain a certain target percentile within a peer group or otherwise rely on those data to determine executive compensation. We incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.

     We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Any apportionment goal is not applied rigidly and does not control our compensation decisions; we use it as another tool to assess an executive’s total pay opportunities and whether we have provided the appropriate incentives to accomplish our compensation objectives. Our mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of cash and equity incentive awards. We also seek to balance compensation elements that are based on financial, operational and strategic metrics with others that are based on the performance of our shares. We believe the most important indicator of whether our compensation objectives are being met is our ability to motivate our named executives to deliver superior performance and retain them to continue their careers with us on a cost-effective basis.

     No Employment and Severance Agreements. With the exception of the Employment Agreement and Severance Agreement described in this report, our named executives do not have employment, severance or change-of-control agreements. Our named executives serve at the will of the Board, which enables the company to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with the company’s performance-based employment and compensation philosophy. In addition, our policies on employment, severance and retirement arrangements help retain our executives by subjecting to forfeiture significant elements of compensation that they have accrued over their careers at our company if they leave the company prior to retirement.

     Role of Compensation Committee and CEO. The Compensation Committee of our Board has primary responsibility for assisting the Board in developing and evaluating potential candidates for executive positions, including the CEO, and for overseeing the development of executive succession plans. As part of this responsibility, the Compensation Committee oversees the design, development and implementation of the compensation program for the CEO and the other named executives. The Compensation Committee evaluates the performance of the CEO and determines CEO compensation in light of the goals and objectives of the compensation program. The CEO and the Compensation Committee together assess the performance of the other named executives and determine their compensation, based on initial recommendations from the CEO.

     Our CEO assists the Compensation Committee in reaching compensation decisions with respect to the named executives other than the CEO. The other named executives do not play a role in their own compensation determination, other than discussing individual performance objectives with the CEO.

     Role of Compensation Consultants. We have not used the services of any other compensation consultant in matters affecting senior executive or director compensation. In the future, either the company or the Compensation Committee may engage or seek the advice of other compensation consultants.

     Equity Grant Practices. The exercise price of each stock option awarded to our senior executives under our long-term incentive plan is the closing price of our stock on the date of grant. Scheduling decisions are made without regard to anticipated earnings or other major announcements by the company. We prohibit the repricing of stock options.

     Tax Deductibility of Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s CEO or any of the company’s four other most highly compensated executive officers who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by shareholders). For 2006, the grants of stock options and the payments of annual bonuses were designed to satisfy the requirements for deductible compensation.

     Potential Impact on Compensation from Executive Misconduct. If the Board determines that an executive officer has engaged in fraudulent or intentional misconduct, the Board would take action to remedy the misconduct, prevent its recurrence, and impose such discipline on the wrongdoers as would be appropriate. Discipline would vary depending on the facts and circumstances, and may include, without limit, (1) termination of employment, (2) initiating an action for breach of fiduciary duty, and (3) if the misconduct resulted in a significant restatement of the company’s financial results, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on the restated financial results. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities.

Elements Used to Achieve Compensation Objectives

Annual cash compensation

     Base salary. Base salaries for our named executives depend on the scope of their responsibilities, their performance, and the period over which they have performed those responsibilities. Decisions regarding salary increases take into account the executive’s current salary and the amounts paid to the executive’s peers within and outside the company. Base salaries are reviewed approximately every 12 months, but are not automatically increased if the Compensation Committee believes that other elements of compensation are more appropriate in light of our stated objectives. This strategy is consistent with the company’s primary intent of offering compensation that is contingent on the achievement of performance objectives.

     Bonus. Each quarter the CEO reviews with the Compensation Committee the company’s estimated full-year financial results against the financial, strategic and operational goals established for the year, and the company’s financial performance in prior periods. Based on that review, the Compensation Committee determines on a preliminary basis, and as compared to the prior year, an estimated appropriation to provide for the payment of cash bonuses to employees. After reviewing the final full year results the following quarter, the Compensation Committee and the Board approve total bonuses to be awarded from the maximum fund available. Bonuses are paid in the months of March and April following our December 31 fiscal year-end.

     The Compensation Committee, with input from the CEO with respect to the other named executives, uses discretion in determining for each individual executive the current year’s bonus and the percent change from the prior year’s bonus. They evaluate the overall performance of the company, the performance of the function that the named executive leads and an assessment of each executive’s performance against expectations, which were established at the beginning of the year. We believe that the annual bonus rewards the high-performing executives who drive our results and motivates them to sustain this performance over a long career.

     The salaries paid and the annual bonuses awarded to the named executives in 2006 are discussed below and shown in the Summary Compensation Table below.

Equity awards

     The company’s equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with our shareholders’ and retain the executives through the term of the awards. We consider the grant size and the appropriate combination of stock options when making award decisions. The amount of equity incentive compensation granted in 2006 was based upon the strategic, operational and financial performance of the company overall and reflects the executives’ expected contributions to the company’s future success. Existing ownership levels are not a factor in award determination, as we do not want to discourage executives from holding significant amounts of our stock.

     We have expensed stock option grants under Statement of Financial Accounting Standards 123, Share-Based Payment (SFAS 123) since 2006, and adopted SFAS 123, as revised, in 2004 (SFAS 123R) beginning in 2006. When determining the appropriate amount of stock options, our goal is to weigh the cost of these grants with their potential benefits as a compensation tool. Stock options only have value to the extent the price of our stock on the date of exercise exceeds the exercise price on grant date, and thus are an effective compensation element only if the stock price grows over the term of the award. In this sense, stock options are a motivational tool.

     Each of the named executives received grants of stock option awards in 2006. The stock options granted become exercisable in 2 or 3 equal annual installments beginning one year after the grant date and have a maximum ten-year term (see outstanding equity table filed herein). We believe that this vesting schedule aids the company in retaining executives and motivating longer-term performance. Under the terms of the company’s long-term incentive plan, unvested stock options are forfeited if the executive voluntarily leaves the company.

     Other Compensation. Includes the total estimated value of the premium paid on group term life insurance and accidental death and dismemberment insurance, the matching contribution of the Wireless Telecom Group, Inc. 401(k) Profit Sharing Plan and the total estimated use of Company automobiles.

Compensation for the Named Executives in 2006

     Strength of company performance. The specific compensation decisions made for each of the named executives for 2006 reflect the strong performance of the company against key financial and operational measurements. A more detailed analysis of our financial and operational performance is contained in the Management’s Discussion & Analysis section of our 2006 Annual Report filed with the SEC.

     CEO compensation. In determining Mr. Johnson’s compensation for 2006, the Compensation Committee considered his performance against his financial, strategic and operational goals for the year. In the fiscal year ended December 31, 2006, Mr. Johnson received $200,000 in salary, $135,000 in bonuses and $2,400 in other compensation for his service as an executive officer of the Company. Mr. Johnson’s compensation for the 2006 fiscal year was based on qualitative managerial efforts and business ingenuity.

     CFO compensation. In determining Mr. Genova’s compensation for 2006, the Compensation Committee considered his performance against his financial, strategic and operational goals for the year. In the fiscal year ended December 31, 2006, Mr. Genova received $180,000 in salary, $64,000 in bonuses and $17,000 in other compensation for his service as an executive officer of the Company. Mr. Genova’s compensation for the 2006 fiscal year was based on qualitative managerial efforts and business ingenuity.

Report of the Compensation Committee

     The Compensation Committee has reviewed and discussed with our management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A. Based on that review and discussion, the Nominating, Governance and Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

April 30, 2007	COMPENSATION COMMITTEE

Henry Bachman
Andrew Scelba
John Wilchek

Summary Compensation Table for 2006

     The table below summarizes the total compensation paid or earned by our Chief Executive Officer and our Chief Financial Officer. There were no other executive officers serving during 2006 whose compensation would otherwise be required to be disclosed.

							Change in
							Pension Value
							and
							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)(1)	($)	($)(2)	($)
James M. (“Monty”) Johnson	2006	200,000	135,000		190,605			2,400	528,005
Vice Chairman and Chief Executive Officer

Paul Genova	2006	180,000	64,000		34,110			17,000	295,110
President and Chief Financial Officer
____________________

(1)	The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes during the twelve months ended December 31, 2006 in accordance with SFAS No. 123(R) and thus include amounts from awards granted prior to 2006. Assumptions used in the calculation of this amount are included in Note 1 to the audited financial statements included in Item 8 herein.

(2)	The amount shown in this column reflects for each named executive officer:

The total estimated value of the use of an automobile, the premium paid on group term life insurance and accidental death and dismemberment insurance, and the matching contribution of the Wireless Telecom Group, Inc. 401(k) Profit Sharing Plan.

Grants of Plan-Based Awards for 2006

     The table below reports all grants of plan-based awards made during 2006, all of which were stock option awards:

		All Other		Grant
		Option		Date Fair
		Awards:	Exercise	Value of
		Number of	or Base	Stock and
		Securities	Price of	Option
		Underlying	Option	Awards
Name	Grant Date	Options(a)	Awards	($)(b)
James M. (“Monty”) Johnson	1/23/2006	500,000	$2.70	$464,079
Paul Genova	4/18/2006	120,000	$2.72	$143,898
____________________

(a)	These ten-year options were granted under our Amended and Restated 2000 Stock Option Plan. These option grants vest over 2 and 3 year periods for Monty Johnson and Paul Genova, respectively.

(b)	Represents the grant date fair value of each such stock option computed in accordance with FAS 123R.

Outstanding Equity Awards at Fiscal Year-End 2006

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise
	(#)	(#)	Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date
James M. (“Monty”) Johnson	125,000(a)	125,000	$2.71	1/23/2016
	83,333(b)	166,667	$2.71	1/23/2016
Paul Genova	40,000(c)	80,000	$2.72	4/18/2016
	50,000(d)		$2.37	10/10/2013
	50,000(e)		$2.99	5/21/2014
	30,000(f)		$2.75	10/22/2014
____________________

(a)	250,000 common share options granted on 1/23/2006; which vest over a two-year period.

(b)	250,000 common share options granted on 1/23/2006; which vest over a three-year period.

(c)	120,000 common share options granted on 4/18/2006; which vest over a three-year period.

(d)	50,000 common share options granted on 10/10/2003; fully vested.

(e)	50,000 common share options granted on 5/21/2004; fully vested.

(f)	30,000 common share options granted on 10/22/2004; fully vested.

Option Exercises for 2006

    None of the named executive officers exercised stock options during 2006.

Potential Payments upon Termination or Change in Control

     Upon the termination of a named executive officer, such person may be entitled to payments or the provision of other benefits, depending on the event triggering the termination. The compensation committee believes that the triggering events for Messrs. Johnson and Genova, set forth in their employment and severance agreements, respectively, are in line with current compensation trends. The events that would trigger a named executive officer’s entitlement to payments or other benefits upon termination, and the value of the estimated payments and benefits are described in the following table, assuming a termination date and, where applicable, a change in control date of December 29, 2006, and a stock price of $2.55 per share, which was the closing price of one share of our common stock on December 29, 2006 (the last trading day of fiscal year 2006):

	James M. (“Monty”)
	Johnson	Paul Genova
Involuntary Termination without Cause, or Voluntary Termination for Good Reason, not upon a Change in Control

Severance/Salary Continuation	-	$135,000
COBRA Continuation Payments	$5,000	$5,000
Total:	$5,000	$140,000
Involuntary or Good Reason Termination within 12 months
following Change in Control

Severance	-	$135,000
COBRA Continuation Payments	$5,000	$5,000
Gain on Accelerated Stock Options	-	-
Total:	$5,000	$140,000
Change in Control
Gain on Accelerated Stock Options	-	-
Total:	-	-

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     Except as set forth below, the Company currently does not have any employment contracts or other similar agreements or arrangements with any of its executive officers.

     Johnson Employment Agreement The Company and Monty Johnson, the Company’s Vice Chairman and Chief Executive Officer, executed an employment agreement on January 23, 2006 (the “Johnson Employment Agreement”). Under the terms of the Johnson Employment Agreement, Mr. Johnson will receive an annual base salary of $200,000, and will be entitled to receive an annual bonus, in the Company’s sole discretion, in the amount of up to $225,000, which will be determined based on achieving a certain minimum revenue and profit compounded annual growth rate. Mr. Johnson will be eligible to receive qualified stock options to purchase up to 500,000 shares of the Company’s Common Stock, which will vest 50% in 2008 and 50% in 2009, subject to accelerated vesting upon a change-in-control of the Company at an exercise price of $2.68 per share, the opening price of the Company’s Common Stock as reported by the American Stock Exchange on January 23, 2006. Mr. Johnson will also be entitled to reimbursement of his relocation expenses up to $75,000, as and when actually accrued upon presentation of detailed receipts therefor.

     In addition, if Mr. Johnson’s employment is terminated without cause within the first year of his employment, Mr. Johnson will be entitled to receive a severance payment in the amount of $100,000. If Mr. Johnson’s employment is terminated by the Company for cause, or if Mr. Johnson terminates his employment without cause, he shall be entitled to no further compensation, benefits or obligations from the Company and he shall relinquish immediately his seat on the Company’s board of directors. Additionally, if the Company terminates Mr. Johnson’s employment without cause at any time, Mr. Johnson shall forfeit all rights to any unvested stock options and will immediately relinquish his seat on the Company’s board of directors.

     Genova Severance Agreement The Company and Paul Genova, the Company’s President and Chief Financial Officer, executed the Genova Severance Agreement on March 29, 2005. The Genova Severance Agreement provides that if Mr. Genova’s employment is terminated by the Company “without cause” or if Mr. Genova terminates his employment for “good reason,” then Mr. Genova will be entitled to receive (1) at the sole discretion of the Company, either a lump-sum cash payment equal to 75% of his annual base compensation then in effect (which based on Mr. Genova’s current annual base compensation, would be approximately $135,000), payable within 30 days after termination, or continuation of his base compensation then in effect for a period of nine months after termination, and (2) the continuation of all benefits, to the extent permissible under the applicable benefits programs, in which he currently participates for a period of nine months following his termination. If Mr. Genova obtains subsequent employment during such nine-month period and if he receives benefits through such subsequent employment, the Company may terminate his continuing benefits. Under the terms of the Genova Severance Agreement, “cause” means the occurrence of any one or more of the following: (i) fraud, embezzlement and /or misappropriation of the Company’s (or any successor’s) funds; (ii) gross or willful misconduct by Mr. Genova in the performance of his duties; (iii) a material violation of the Company’s (or any successor’s) Code of Conduct; or (iv) a conviction by, or entry or a plea of guilty or nolo contendre in, a court of competent jurisdiction for any crime which constitutes a felony or act or moral turpitude in the jurisdiction involved; and “good reason” means (i) the assignment to Mr. Genova of duties materially and adversely inconsistent with his position, title, duties, responsibilities or status with the Company as an officer of the Company, (ii) any removal of Mr. Genova from, or any failure to re-elect Mr. Genova as an officer of the Company, (iii) a reduction in Mr. Genova’s salary, or (iv) relocation of Mr. Genova’s principal place of employment to a place more than 30 miles from its current location, in each case without Mr. Genova’s written consent.

Compensation of Directors

     Directors who are not employees of the Company are compensated for their services according to a standard arrangement. Such directors are paid a retainer of $2,000 for each meeting of the Company’s board of directors attended by such director. Directors who are members of the Audit Committee are paid $250 for attending meetings of the Audit Committee, which do not precede or follow a meeting of the entire board of directors. Director Hazam Ben Gacem’s compensation is limited to cash reimbursement of actual and necessary travel expenses as applicable for travel to physically attend the appropriate meetings.

Director Compensation for 2006

	Fees Earned or	Option	All Other
	Paid in Cash	Awards	Compensation	Total
	($)	($) (b)	($)	($)
Savio W. Tung			11,295	11,295
James M. (“Monty”) Johnson (a)	-	-	-	-
Hazem Ben-Gacem			36,216	36,216
Henry L. Bachman	12,500			12,500
John Wilchek	12,500			12,500
Michael Manza	11,500			11,500
Andrew Scelba	11,000			11,000
____________________

(a)	Monte Johnson does not receive compensation in his capacity as director, but his compensation as a named executive officer is disclosed above.

(b)	Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2006 for outstanding stock options in accordance with FAS 123R. Our non-employee directors held the following unexercised options at fiscal year end 2006:

	Number of Securities	Number of Securities
	Underlying	Underlying	Option	Option
	Unexercised Options	Unexercised Options	Exercise	Expiration
Name	(#) Exercisable	(#) Unexercisable	Price ($)	Date
Savio W. Tung	-	-	-	-
James M. (“Monty”) Johnson	208,333	291,667	$2.71	1/23/2016
Hazem Ben-Gacem	-	-	-	-
Henry L. Bachman	68,000	68,000	$1.69	4/16/2009
John Wilchek	20,000	20,000	$2.50	8/3/2008
Michael Manza	40,000	40,000	$2.15	6/28/2012
Andrew Scelba	40,000	40,000	$1.95	1/17/2013

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee are Messrs. Henry Bachman, Andrew Scelba and John Wilchek. Currently, none of such persons is an officer or employee of the Company or any of its subsidiaries. During 2006, none of the Company’s executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of the Compensation Committee. No interlocking relationship, as defined by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), exists between the board of directors or the Compensation Committee and the board of directors or Compensation Committee of any other company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding the Company’s Common Stock owned as of April 30, 2007 by (i) each person who is known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director and director nominee and each of the Company’s current executive officers, and (iii) all executive officers and directors as a group without naming them. Except as otherwise set forth below, the address of each such person is c/o Wireless Telecom Group, Inc., 25 Eastmans Road, Parsippany, New Jersey, 07054. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 30, 2007, are deemed outstanding; however, such shares are not deemed outstanding for purposes of computing the ownership percentage of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Amount and Nature of
Names and Addresses	Beneficial Ownership (1)	Percentage Owned (2)
Savio W. Tung (3)	6,472,667	25%

John Wilchek (4)	112,000	*

Henry Bachman (5)	81,000	*

Hazem Ben-Gacem (6)	6,472,667	25%

Michael Manza (7)	80,000	*

Andrew Scelba (8)	80,000	*

Paul Genova (9)	170,000	*

James M. (“Monty”) Johnson (10)	208,333	*

All executive officers and	6,995,667	27%
directors as a group (7 persons) (11)

FMR Corp.	1,717,712	6.7%
82 Devonshire Street
Boston, MA 02109 (12)

Damany Holding Gmbh (13)	1,266,290	4.9%
Gutenbergstrasse 2-4
85737
Ismaning, Germany

Investcorp Technology	6,472,667	25%
Ventures, L.P. (14)
P.O. Box 1111
West Wind Building
Georgetown, Grand Cayman
Cayman Islands, BWI
____________________

*	Less than one percent.
(1)	Except as otherwise set forth in the footnotes below, all shares are beneficially owned, and the sole voting and investment power is held by the persons named.
(2)	Based upon 25,854,451 shares of Common Stock outstanding as of April 30, 2007.
(3)	Represents 6,472,667 shares of Common Stock beneficially owned by Investcorp. Mr. Tung disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(4)	Ownership includes 92,000 shares of Common Stock and 20,000 shares of Common Stock subject to options.
(5)	Ownership includes 13,000 shares of Common Stock and 68,000 shares of Common Stock subject to options.

(6)	Represents 6,472,667 shares of Common Stock beneficially owned by Investcorp. Mr. Ben-Gacem disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(7)	Ownership includes 40,000 shares of Common Stock and 40,000 shares of Common Stock subject to options.
(8)	Ownership includes 40,000 shares of Common Stock and 40,000 shares of Common Stock subject to options.
(9)	Ownership consists of 170,000 shares of Common Stock subject to options. Excludes 80,000 shares of Common Stock issuable upon the exercise of options, not exercisable within 60 days of this 10 K/A Filing date.
(10)	Ownership consists of 208, 333 shares of Common Stock subject to options. Exculeds 291,667 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of this 10 K/A filing date.
(11)	Ownership consists of 6,651,667 shares of the Company’s Common Stock and 304,000 shares of Common Stock issuable upon the exercise of options.
(12)	Based on information set forth in Schedule 13-G/A, dated February 14, 2007, filed with the Commission on February 14, 2007.
(13)	Based on information set forth in Schedule 13D, dated July 1, 2005, filed with the Commission on July 11, 2005.
(14)	Based on information set forth in Schedule 13D, dated July 1, 2005, filed with the Commission on July 11, 2005.

Item 13. Certain Relationships and Related Transactions

     Under the terms of a shareholders’ agreement, dated July 1, 2005, among the Company, Investcorp and Cyrille Damany, the Company’s former Chief Executive Officer, for so long as Investcorp's beneficial ownership of Common Stock continuously equals or exceeds 12.5% of the issued and outstanding shares of Common Stock, at each annual or special meeting of the Company’s stockholders at which directors are to be elected, Investcorp will be entitled to designate to the Nominations and Governance Committee two candidates for nomination for election to the Company’s board of directors. For so long as Investcorp's beneficial ownership of Common Stock is less than 12.5% but continuously equals or exceeds 5% of the issued and outstanding shares of Common Stock, at each annual or special meeting of the Company’s stockholders at which directors are to be elected, Investcorp will be entitled to designate to the Nominations and Governance Committee one candidate for nomination for election to the Company’s board of directors. If at any time Investcorp's beneficial ownership of Common stock falls below 12.5% or 5% (as applicable) of the issued and outstanding shares of Common Stock and Investcorp does not increase its beneficial ownership above such thresholds (as applicable) prior to the end of a 20-day grace period, Investcorp’s nomination rights corresponding to such beneficial ownership threshold will expire at the end of the 20-day grace period.

     Under the terms of an Amended Loan Agreement, dated March 29, 2005, between Investcorp and Willtek (the “Amended Loan Agreement”), effective at the closing of the acquisition of Willtek on July 1, 2005, the Company agreed to guaranty payment of certain outstanding indebtedness of Willtek to Investcorp equal to €3.5 million or approximately $ 4.2 million, plus accrued but unpaid interest at the rate of 8% per year through the closing date of the Willtek acquisition, which amounted to approximately $800,000. Thereafter, interest is to be accrued at the rate of 4% per annum. As of December 31, 2006, accrued interest was approximately $300,000. The entire principle and interest payment is due on December 31, 2006 and was subsequently paid in January 2007.

Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for professional services and paid for the annual audit and for the review of the Company’s financial statements included in the Company’s Annual Report on Form 10-K for each of the quarters of the years ended December 31, 2006 and 2005 and the Company’s Forms 10-Q for the years ended December 31, 2006 and 2005 were approximately $213,000 and $176,000, respectively.

Audit-Related Fees

     The Company did not engage either PKF, the Company’s current principle auditors, or Lazar Levine & Felix, LLP, the Company’s former principle auditors, to provide audit-related services during the years ended December 31, 2006 or 2005. Therefore, there were no fees billed for services of that type.

Tax Fees

     The aggregate tax fees billed for all respective services for the years ended December 31, 2006 and 2005, were approximately $38,000 and $25,000, respectively.

All Other Fees

     The aggregate fees billed for all other non-audit services, including fees for acquisition analysis, rendered by the current and former principal accountants for the years ended December 31, 2006 and 2005, were approximately $2,500 and $3,700, respectively.

     The Audit Committee has reviewed the non-audit services provided by the principal accountants and determined that the provision of these services during fiscal years 2006 and 2005 are compatible with maintaining the principal accountants independence.

S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: April 27, 2007	By:	/s/ James M. Johnson
James M. Johnson
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Savio Tung	Chairman of the Board	April 27, 2007
Savio Tung

/s/ James M. Johnson	Chief Executive Officer and Vice	April 27, 2007
James M. Johnson	Chairman of the Board

/s/ Paul Genova	President, Chief Financial Officer	April 27, 2007
Paul Genova

/s/ Henry Bachman	Director	April 27, 2007
Henry Bachman

/s/ John Wilchek	Director	April 27, 2007
John Wilchek

/s/ Michael Manza	Director	April 27, 2007
Michael Manza

/s/ Andrew Scelba	Director
Andrew Scelba		April 27, 2007

s/ Hazem Ben-Gacem	Director
Hazem Ben-Gacem		April 27, 2007