Form 10-Q
period 2007-03-31
WIRELESS TELECOM GROUP INC
filed 2007-05-14
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________ to ____________

Commission file number
1-11916
_________________

WIRELESS TELECOM GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State or Other Jurisdiction of Incorporation or Organization) 25 Eastmans Road Parsippany, New Jersey (Address of Principal Executive Offices)	22-2582295 (I.R.S. Employer Identification No.) 07054 (Zip Code)

(973) 386-9696
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
_________________

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of May 10, 2007: 25,854,451
Number of non-affiliated shares of Common Stock outstanding as of May 10, 2007: 19,065,785

WIRELESS TELECOM GROUP, INC.

Table of Contents

Page(s)
PART I. FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements:
Condensed Balance Sheets as of March 31, 2007 (unaudited)
and December 31, 2006	3
Condensed Statements of Operations for the Three Months
Ended March 31, 2007 (unaudited) and 2006 (unaudited)	4
Condensed Statements of Cash Flows for the Three Months
Ended March 31, 2007 (unaudited) and 2006 (unaudited)	5
Notes to Interim Condensed Financial Statements (unaudited)	6 - 11
Item 2 – Management's Discussion and Analysis of Financial
Condition and Results of Operations	12 – 15
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	15 – 16
Item 4 – Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1 – Legal Proceedings	17
Item 1A – Risk Factors	17
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3 – Defaults upon Senior Securities	17
Item 4 – Submission of Matters to a Vote of Security Holders	17
Item 5 – Other Information	17
Item 6 – Exhibits	17
Signatures	18
Exhibit Index	19

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -
	MARCH 31,	DECEMBER 31,
	2007	2006
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,958,151	$15,683,411
Accounts receivable - net of allowance for doubtful accounts of
$294,325 and $298,290 for 2007 and 2006, respectively	9,037,897	9,499,555
Inventories	10,031,687	9,733,008
Deferred income taxes-current	121,581	121,581
Prepaid expenses and other current assets	1,028,480	1,023,399
TOTAL CURRENT ASSETS	30,177,796	36,060,954
PROPERTY, PLANT AND EQUIPMENT - NET	6,462,738	6,486,830
OTHER ASSETS:
Goodwill	24,113,284	24,113,284
Other intangible assets - net	12,435,000	12,730,000
Deferred income taxes - non-current	656,363	656,363
Cash surrender value of foreign pension insurance and other assets	3,140,131	3,281,671
TOTAL OTHER ASSETS	40,344,778	40,781,318
TOTAL ASSETS	$76,985,312	$83,329,102

- LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable	$3,176,729	$3,616,094
Accrued expenses and other current liabilities	3,734,470	5,514,403
Note payable - shareholder	-	4,621,050
Income tax payable	293,000	313,000
Current portion of mortgage payable	51,521	50,619
TOTAL CURRENT LIABILITIES	7,255,720	14,115,166
LONG TERM LIABILITIES:
Notes payable - bank	2,094,662	2,073,927
Deferred income taxes	4,377,736	4,481,576
Mortgage payable	2,934,700	2,947,886
Deferred rent payable	101,003	125,009
Provision for pension liability and other long term liabilities	2,555,696	2,689,787
TOTAL LONG TERM LIABILITIES	12,063,797	12,318,185
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 28,653,551
shares issued, 25,853,851 shares outstanding	286,536	286,536
Additional paid-in-capital	36,193,765	36,070,025
Retained earnings	28,424,580	27,761,337
Accumulated other comprehensive (loss)	(170,157)	(153,218)
Treasury stock at cost, 2,799,700 shares	(7,068,929)	(7,068,929)
TOTAL SHAREHOLDERS' EQUITY	57,665,795	56,895,751
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$76,985,312	$83,329,102

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
NET SALES	$14,128,607	$13,822,672

COST OF SALES	6,502,916	6,281,188

GROSS PROFIT	7,625,691	7,541,484

OPERATING EXPENSES
Research and development	2,038,562	1,616,999
Sales and marketing	3,000,249	2,859,209
General and administrative	1,797,246	1,913,522
TOTAL OPERATING EXPENSES	6,836,057	6,389,730

OPERATING INCOME	789,634	1,151,754

OTHER (INCOME) EXPENSES
Interest (income)	(122,679)	(80,514)
Interest expense	56,599	57,783
Other (income) - net	(8,325)	(68,202)
TOTAL OTHER (INCOME)	(74,405)	(90,933)

INCOME BEFORE INCOME TAXES	864,039	1,242,687

PROVISION FOR INCOME TAXES	200,796	226,182

NET INCOME	$663,243	$1,016,505

NET INCOME PER COMMON
SHARE:

BASIC	$0.03	$0.04

DILUTED	$0.03	$0.04

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$663,243	$1,016,505
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	261,343	261,681
Amortization of purchased intangibles - net	220,000	295,000
Stock compensation expense	123,740	23,313
Deferred rent	(24,006)	2,510
Deferred income taxes	(103,840)	(103,840)
Provision for losses on accounts receivable	(3,965)	972
Changes in assets and liabilities, net of effect of acquisition:
Decrease (increase) in accounts receivable	465,623	(347,239)
(Increase) in inventory	(298,679)	(48,719)
Decrease in prepaid expenses and other assets	136,459	56,213
(Decrease) in accounts payable and accrued expenses	(2,219,298)	(284,827)
(Decrease) in pension liability and other long-term liabilities	(134,091)	(106,162)
(Decrease) increase in income taxes payable	(20,000)	323,117
Net cash (used for) provided by operating activities	(933,471)	1,088,524

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(213,581)	(266,643)
Net cash (used for) investing activities	(213,581)	(266,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(12,284)	(11,392)
Proceeds from sale of treasury stock	-	667,500
(Decrease) increase in note payable to shareholder	(4,621,050)	81,200
Proceeds from bank loan	20,735	391,762
Net cash (used for) provided by financing activities	(4,612,599)	1,129,070

Foreign exchange rate adjustment	34,391	(64,600)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,725,260)	1,886,351

Cash and cash equivalents, at beginning of year	15,683,411	13,851,120

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$9,958,151	$15,737,471

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$353,242	$13,300
Interest	$57,290	$57,783

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed, consolidated balance sheet as of March 31, 2007 and the condensed, consolidated statements of operations for the three month periods ended March 31, 2007 and 2006 and the condensed, consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company's results for the interim periods being presented.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, accrued warranty and estimated fair values of stock options) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 2006, which note is incorporated herein by reference. Specific reference is made to that report for a description of the Company's securities and the notes to financial statements included therein, since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

The results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

On July 1, 2005, the Company acquired Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany (“Willtek”), for the net purchase price of $26,106,826. The acquisition of Willtek was recorded under the purchase method of accounting for financial statement purposes (see Note 8).

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.

The Company adopted the provisions of SFAS No. 158, on December 31, 2006. The most significant change is the requirement for the Company to recognize the entire overfunded or underfunded status of its defined benefit plan as assets and liabilities in its statement of financial position and to recognize changes, net of taxes, in that funded status in the year in which the changes occur through accumulated other comprehensive income. The incremental effect of applying FASB Statement No. 158 on individual line items in the accompanying Statement of Financial Position as December 31, 2006 was a reduction of accrued postretirement benefits of $130,477, recorded in long-term liabilities, and an increase by the same amount in the Company’s equity, recorded as other comprehensive income.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company does not believe adoption of FIN 48 will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INCOME TAXES

The Company records deferred taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company periodically assesses the value of its deferred tax asset, which has been generated by a history of net operating losses and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating loss carryforwards.

NOTE 4 - INCOME PER COMMON SHARE

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. In accordance with SFAS 128 “Earnings Per Share” (“SFAS 128”), the presentation of “basic” and “diluted” earnings per share on the face of the income statement is required.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY

During the three-months ended March 31, 2007, no shares were repurchased by the Company under the stock repurchase program authorized by the Board of Directors on November 27, 2000 and as amended on October 5, 2001.

On February 16, 2006, the Board of Directors approved the sale of 250,000 shares of the Company’s treasury stock at the market rate of $2.67 per share to a key employee in the Company’s German subsidiary. Total funds received for this transaction were $667,500, which increased the Company’s shareholders’ equity.

NOTE 6 – NOTE PAYABLE: SHAREHOLDER

The note payable-current amount of $4,621,050 at December 31, 2006 was paid to a shareholder, Investcorp Technology Ventures, on January 3, 2007. The total amount of this payment was for $5,372,464, which included the principle amount stated above plus interest payable on the note of $751,414. This interest payable was recorded in accrued expenses.

NOTE 7 – INVENTORIES

Inventory carrying value is net of inventory reserves of $3,555,235 and $3,532,260 at March 31, 2007 and December 31, 2006, respectively.

Inventories consist of:	March 31,	December 31,
	2007	2006
Raw Materials	$6,261,666	$4,801,523
Work-in-process	2,652,567	2,989,838
Finished goods	1,117,454	1,941,647
	$10,031,687	$9,733,008

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

On July 1, 2005, the Company acquired Willtek Communications GmbH. The business combination has been accounted for as a purchase in accordance with SFAS No. 141 allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation resulted in recording intangibles of $14,500,000 and goodwill of $22,761,892.

On December 21, 2001, the Company acquired Microlab/FXR, which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $1,351,392 was recorded as goodwill.

In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if such goodwill's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill on an annual basis in conjunction with the Company’s fiscal year end. Intangible assets are being amortized over their estimated useful lives.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS

Effective January 1, 2006, the Company’s 2000 Stock Option Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

As a result of the adoption of FAS 123(R), the Company's results for the three-month periods ended March 31, 2007 and 2006 include share-based compensation expense totaling $123,740 and $23,313, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. The weighted average estimated fair value of stock options granted in the three-months ended March 31, 2007 and 2006 was $1.16 and $.93, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2007 and 2006, the Company took into consideration guidance under FAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS (Continued)

The assumptions and resulting fair values of options granted are as follows:

	Three Months Ended
	March 31,
	2007	2006
Expected term (in years)	4.0	2.5
Expected volatility	56.8%	63.5%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.8%	4.3%

The Company granted 253,000 and 500,000 options under the Plan at an exercise price of $2.40 and $2.70 per share during the first quarter of 2007 and 2006, respectively.

The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	share	Term	Value
Stock Options
Outstanding at January 1, 2007	2,361,897	$2.47
Granted	253,000	2.40
Exercised	-	-
Forfeited/cancelled	-	-
Outstanding at March 31, 2007	2,614,897	$2.46	6.0	$136,120

Exercisable at March 31, 2007	2,265,230	$2.50	5.2	$135,520

The Company’s Amended and Restated 2000 Stock Option Plan, which authorizes the granting of options relating to an additional 2,000,000 shares of common stock, was approved by shareholder vote. No options were exercised during the first quarters of 2007 and 2006.

NOTE 10 – SEGMENT INFORMATION: REGIONAL ASSETS AND SALES

The Company, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

Long-lived assets	As of March 31,	As of December 31,
	2007	2006
United States	$5,657,467	$5,686,967
Europe	805,271	799,863
	$6,462,738	$6,486,830

	For the Three Months
	Ended March 31,
Revenues by region	2007	2006
Americas	$6,578,445	$6,133,875
Europe	5,421,698	4,197,822
Asia	1,974,592	2,398,155
Other	153,872	1,092,820
	$14,128,607	$13,822,672

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

Following an investigation by the New Jersey Department of Environmental Protection (NJDEP) in 1982, of the waste disposal practices at a certain site formerly leased by Boonton, the Company put a ground water management plan into effect as approved by the NJDEP. Costs associated with this site are charged directly to income as incurred. The owner of this site has notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the owner would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations. Costs charged to operations in connection with the water management plan amounted to approximately $18,000 for the year ended December 31, 2006.

The Company estimates the expenditures in this regard for the fiscal year ending December 31, 2007 will amount to approximately $14,000. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc., and its operating subsidiaries, Boonton Electronics Corporation, Microlab/FXR and Willtek Communications GmbH, (collectively, the "Company"), develop, manufacture and market a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters, high-power passive microwave components and handset production testers for wireless products. The Company’s products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of March 31, 2007 and as of December 31, 2006 (ii) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2007 and 2006 and (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006.

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof of other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of the Company’s critical accounting policies, defined as those policies that the Company believes are: (a) the most important to the portrayal of its financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Share-Based Compensation

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

That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. This new accounting standard, which was implemented during 2006, utilized the modified expected approach. The Company believes this standard will not have a material effect on its financial position and results of operations (see Note 9). Due to the Company’s limited history with respect to forfeiters of incentive stock options, there is no estimate of expired or canceled options included in the option valuation.

Revenue Recognition

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

Valuation of Inventory

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

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

For the three months ended March 31, 2007 as compared to the corresponding period of the previous year, net sales increased to approximately $14,129,000 from approximately $13,823,000 an increase of approximately $306,000 or 2%. The increase is primarily due to strong sales of our Willtek mobile terminal test, Boonton power meter and Microlab in-building wireless products. We continue to see demand for our solutions, as orders outpaced shipments in the first quarter of 2007.

Gross profit on net sales for the three months ended March 31, 2007 was approximately $7,626,000 or 54.0% as compared to approximately $7,542,000 or 54.6% of net sales for the three months ended March 31, 2006. Gross profit margins are slightly lower due to modest increases in labor costs and direct overhead costs. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the quarter ended March 31, 2007 were approximately $6,836,000 or 48% of net sales as compared to approximately $6,390,000 or 46% of net sales for the quarter ended March 31, 2006. Operating expenses are higher due to increases in both research and development expenses and sales and marketing expenses. Furthermore, this increase is consistent with the Company’s strategic plan to focus its spending on these critical operational functions in order for the Company to further expand into the worldwide marketplace and continue to improve top-line revenue growth.

Interest income increased by approximately $42,000 for the three months ended March 31, 2007 as compared to the corresponding period of the previous year. This increase was primarily due to higher returns in a working capital management account, classified as cash equivalents, due to the fact that they were highly liquid and readily convertible to cash and were intended to be liquidated by the Company on a short-term basis.

For the three months ended March 31, 2007, other income decreased by approximately $17,000. This decrease was primarily due to non-operating expenses relating to foreign currency loss and the Company’s Mahwah, New Jersey property investment, partially offset by third-party rental income associated with same investment property.

Net income decreased to approximately $663,000, or $.03 per share (diluted), for the three months ended March 31, 2007 as compared to approximately $1,017,000, or $.04 per share (diluted) for the three months ended March 31, 2006. The explanation of the change in net income can be derived from the analysis given above of operations for the three-month periods ending March 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by approximately $976,000 to approximately $22,922,000 at March 31, 2007, from approximately $21,946,000 at December 31, 2006. At March 31, 2007, the Company had a current ratio of 4.2 to 1, and a ratio of debt to tangible net worth of .92 to 1. At December 31, 2006, the Company had a current ratio of 2.6 to 1, and a ratio of debt to tangible net worth of 1.3 to 1. In 2007, the Company’s ratio of debt to tangible net worth improved considerably due to the re-payment of the loan owed to Investcorp, which resulted in a significant decrease in current liabilities at March 31, 2007.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company used cash for operating activities of approximately $933,000 for the three-month period ending March 31, 2007. The use of this cash was primarily due to a decrease in accounts payable and accrued liabilities of approximately $2,219,000, an increase in inventories of approximately $299,000 and a decrease in other long-term liabilities of approximately $134,000, partially off-set by net income of approximately $663,000, a decrease in accounts receivable of approximately $466,000, a non-cash adjustment for amortization of intangible assets of approximately $220,000, and a non-cash adjustment for depreciation and amortization of approximately $261,000.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

The Company realized cash provided by operations of approximately $1,089,000 for the three-month period ending March 31, 2006. The primary source of these funds was provided by net income of approximately $1,017,000, an increase in income taxes payable of approximately $323,000, a non-cash adjustment for depreciation and amortization of approximately $262,000, and a non-cash adjustment for amortization of intangible assets of approximately $295,000, partially offset by an increase in accounts receivable of approximately $347,000, and a decrease in accounts payable and accrued expenses of approximately $285,000.

Net cash used for investing activities for the three months ended March 31, 2007 was approximately $214,000. The use of these funds was for capital expenditures. For the first quarter ended 2006, net cash used for investing activities was approximately $267,000. The use of these funds was also for capital expenditures.

Cash used for financing activities for the three months ended March 31, 2007 was approximately $4,613,000. The primary use of these funds was due to a decrease in the note payable to Investcorp of approximately $4,621,000, partially offset by proceeds from a bank loan of approximately $21,000. Cash provided by financing activities for the three months ended March 31, 2006 was approximately $1,129,000. The primary source of these funds was from the sale of 250,000 shares of treasury stock for $667,500 and an additional bank loan of approximately $392,000 by Willtek, the proceeds of which must be used for research and development.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

The Company’s total assets in its foreign subsidiary was approximately $12,686,000 at March 31, 2007, translated into US dollars at the applicable exchange rates. The Company also acquires certain inventory from foreign suppliers and, as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the period ended March 31, 2007. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

Item 1A. RISK FACTORS

The Company is not aware of any material changes from risk factors as previously disclosed its Form 10-K for the year ended December 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date:	May 11, 2007	/S/James M. Johnson
James M. Johnson
Chief Executive Officer

Date:	May 11, 2007	/S/Paul Genova
Paul Genova
President, Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description
11.1	Computation of per share earnings

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)