Form 10-Q
period 2007-06-30
WIRELESS TELECOM GROUP INC
filed 2007-08-14
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to ________
Commission File Number 1-11916
WIRELESS TELECOM GROUP, INC.
(Exact name of registrant as specified in its charter)
New Jersey	22-2582295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Eastmans Road Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (973) 386-9696

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock outstanding as of August 9, 2007: 25,886,351
Number of non-affiliated shares of Common Stock outstanding as of August 9, 2007: 19,111,885

TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.    CONTROLS AND PROCEDURES

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

ITEM 1A.    RISK FACTORS

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS

SIGNATURES

EXHIBIT LIST

EXHIBIT 11.1    WIRELESS TELECOM GROUP, INC. COMPUTATION OF PER SHARE EARNINGS (Unaudited)    20

EXHIBIT 31.1    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 31.2    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I  FINANCIAL INFORMATION

ITEM 1  .    FINANCIAL STATEMENTS

WIRELESS TELECOM GROUP, INC.<br>CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -

	June 30,	DECEMBER 31,
	2007	2006
	(unaudited)
	$	$
CURRENT ASSETS:
Cash and cash equivalents	8,773,061	15,683,411
Accounts receivable - net of allowance for doubtful accounts of
$268,940 and $298,290 for 2007 and 2006, respectively	9,753,222	9,499,555
Inventories	10,708,515	9,733,008
Deferred income taxes-current	121,581	121,581
Prepaid expenses and other current assets	1,307,191	1,023,399
TOTAL CURRENT ASSETS	30,663,570	36,060,954
PROPERTY, PLANT AND EQUIPMENT - NET	6,496,702	6,486,830
OTHER ASSETS:
Goodwill	24,113,284	24,113,284
Other intangible assets - net	12,140,000	12,730,000
Deferred income taxes - non-current	656,363	656,363
Cash surrender value of foreign pension insurance and other assets	3,316,778	3,281,671
TOTAL OTHER ASSETS	40,226,425	40,781,318
TOTAL ASSETS	77,386,697	83,329,102

- LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
Accounts payable	3,135,806	3,616,094
Accrued expenses and other current liabilities	3,456,093	5,514,403
Note payable - shareholder	-	4,621,050
Income tax payable	-	313,000
Current portion of mortgage payable	52,501	50,619
TOTAL CURRENT LIABILITIES	6,644,400	14,115,166
LONG TERM LIABILITIES:
Notes payable - bank	2,073,927	2,073,927
Deferred income taxes	4,273,896	4,481,576
Mortgage payable	2,921,201	2,947,886
Deferred rent payable	105,722	125,009
Provision for pension liability and other long term liabilities	2,502,264	2,689,787
TOTAL LONG TERM LIABILITIES	11,877,010	12,318,185
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 28,686,051 and 28,653,551 shares issued for 2007 and 2006, 25,886,351 and
25,853,851 shares outstanding for 2007 and 2006, respectively	286,861	286,536
Additional paid-in-capital	36,392,830	36,070,025
Retained earnings	29,428,327	27,761,337
Accumulated other comprehensive (loss)	(173,802)	(153,218)
Treasury stock at cost, 2,799,700 shares	(7,068,929)	(7,068,929)
TOTAL SHAREHOLDERS' EQUITY	58,865,287	56,895,751
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	77,386,697	83,329,102

See accompanying notes

 WIRELESS TELECOM GROUP, INC.<br>CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS<br>(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	$	$	$	$
NET SALES	14,274,247	12,155,357	28,402,854	25,978,029

COST OF SALES	6,312,152	5,583,972	12,815,069	11,865,160

GROSS PROFIT	7,962,095	6,571,385	15,587,785	14,112,869

OPERATING EXPENSES
Research and development	2,247,836	1,621,234	4,286,398	3,238,232
Sales and marketing	3,149,154	2,858,516	6,149,403	5,717,725
General and administrative	1,823,144	1,597,591	3,620,390	3,511,113
TOTAL OPERATING EXPENSES	7,220,134	6,077,341	14,056,191	12,467,070

OPERATING INCOME	741,961	494,044	1,531,594	1,645,799

OTHER (INCOME) EXPENSE
Interest (income)	(100,413)	(81,912)	(186,580)	(162,426)
Interest expense	114,170	57,346	226,878	115,129
Other (income) - net	(487,532)	(45,505)	(588,479)	(113,706)
TOTAL OTHER (INCOME) EXPENSE	(473,775)	(70,071)	(548,181)	(161,003)

INCOME BEFORE INCOME TAXES	1,215,736	564,115	2,079,775	1,806,802

PROVISION FOR INCOME TAXES	211,989	374,247	412,785	600,429

NET INCOME	1,003,747	189,868	1,666,990	1,206,373

NET INCOME PER COMMON
SHARE:

BASIC	0.04	0.01	0.06	0.05

DILUTED	0.04	0.01	0.06	0.05

See accompanying notes

 WIRELESS TELECOM GROUP, INC.<br>CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS<br>(unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	1,666,990	1,206,373
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	490,725	547,540
Amortization of purchased intangibles - net	440,000	440,000
Stock compensation expense	247,480	53,274
Deferred rent	(19,287)	5,020
Deferred income taxes	(207,680)	(226,432)
Provision for losses on accounts receivable	(29,350)	(197,130)
Changes in assets and liabilities, net of effect of acquisition:
(Increase) in accounts receivable	(224,317)	(616,608)
(Increase) in inventory	(975,507)	(1,084,929)
(Increase) in prepaid expenses and other assets	(341,644)	(752,960)
(Decrease) increase in accounts payable and accrued expenses	(2,538,598)	522,065
(Decrease) in pension liability and other long-term liabilities	(37,521)	(635,010)
(Decrease) increase in income taxes payable	(313,000)	187,301
Net cash (used for) operating activities	(1,841,709)	(551,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(475,680)	(547,641)
Net cash (used for) investing activities	(475,680)	(547,641)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(24,803)	(22,930)
Proceeds from sale of treasury stock	-	667,500
(Decrease) increase in note payable to shareholder	(4,621,050)	247,450
Proceeds from exercise of stock options	75,650	10,125
Proceeds from bank loan	-	466,375
Net cash (used for) provided by financing activities	(4,570,203)	1,368,520

Foreign exchange rate adjustment	(22,758)	(178,365)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,910,350)	91,018

Cash and cash equivalents, at beginning of period	15,683,411	13,851,120

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	8,773,061	13,942,138

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	1,112,889	646,300

Interest	114,416	115,234

See accompanying notes

 WIRELESS TELECOM GROUP, INC.<br>NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS<br>(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed, consolidated balance sheet as of June 30, 2007 and the condensed, consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006 and the condensed, consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company's results for the interim periods being presented.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, valuation of deferred tax assets, accrued warranty and estimated fair values of stock options) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Certain prior periods’ information has been reclassified to conform to the current period’s reporting presentation.

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

 WIRELESS TELECOM GROUP, INC.<br>NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS<br>(unaudited)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company had no adjustment as a result of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

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

In 2007, the effective tax rate for the Company is lower due to an increase in non-taxable foreign income, which includes approximately $420,000 of realized foreign exchange gains recorded in the second quarter of 2007.

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

 WIRELESS TELECOM GROUP, INC.<br>NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS<br>(unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY

On February 16, 2006, the Board of Directors approved the sale of 250,000 shares of the Company’s treasury stock at the market rate of $2.67 per share to a key employee in the Company’s German subsidiary. Total funds received for this transaction were $667,500, which increased the Company’s shareholders’ equity.

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the first six months of 2007 and fiscal year ended December 31, 2006, the components of “other comprehensive income (loss)” were the adjustments for employee benefit obligations and foreign currency translation gains and losses necessary to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other postretirement Plans”.

NOTE 6 – NOTE PAYABLE: SHAREHOLDER

The note payable-current amount of $4,621,050 at December 31, 2006 was paid to a shareholder, Investcorp Technology Ventures, on January 3, 2007. The total amount of this payment was for $5,372,464, which included the principle amount stated above plus interest payable on the note of $751,414. This interest payable was recorded in accrued expenses.

NOTE 7 – INVENTORIES

Inventory carrying value is net of inventory reserves of $3,531,355 and $3,532,260 at June 30, 2007 and December 31, 2006, respectively.

Inventories consist of:		June 30,	December 31,
		2007	2006
		$	$
	Raw Materials	5,972,258	4,801,523
	Work-in-process	2,122,549	2,989,838
	Finished goods	2,613,708	1,941,647
		10,708,515	9,733,008

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if such goodwill's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill on an annual basis in conjunction with the Company’s fiscal year end. Intangible assets are being amortized over their estimated useful lives, which range from 5 to 15 years.

 WIRELESS TELECOM GROUP, INC.<br>NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS<br>(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)").

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

As a result of the adoption of FAS 123(R), the Company's results for the three and six-month periods ended June 30, 2007 include share-based compensation expense totaling $123,740 and $247,480, respectively. For the three and six-months ended June 30, 2006, share-based compensation expense totaled $29,961 and $53,274, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. The weighted average estimated fair value of stock options granted in the six-months ended June 30, 2007 and 2006 was $1.16 and $1.02, respectively.

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

The assumptions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected term (in years)	-	3.0	4.0	2.7
Expected volatility	-	60.2%	56.8%	62.4%
Expected dividend yield	-	0.0%	0.0%	8.0%
Risk-free interest rate	-	4.9%	4.8%	4.5%

The Company granted 253,000 options under the Plan at an exercise price of $2.40 per share during the first six months of 2007. During the first six months of 2006, the Company granted 500,000 and 120,000 options under the Plan at an exercise price $2.70 and $2.72, respectively.

The Company did not grant options under the Plan for the three months ended June 30, 2007.

The following table represents our stock options granted, exercised, and forfeited during the first six months of 2007:

 WIRELESS TELECOM GROUP, INC.<br>NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS<br>(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS (Continued)

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	share	Term	Value
		$		$
Stock Options
Outstanding at January 1, 2007	2,361,897	2.47
Granted	253,000	2.40
Exercised	(32,500)	2.33
Forfeited/cancelled	-	-
Outstanding at June 30, 2007	2,582,397	2.46	5.9	1,744,246

Exercisable at June 30, 2007	1,272,730	2.51	4.4	805,993

The Company’s Amended and Restated 2000 Stock Option Plan, which authorizes the granting of options relating to an additional 2,000,000 shares of common stock, was approved by shareholder vote. During the second quarters of 2007 and 2006, 32,500 and 6,000 options were exercised, respectively.

NOTE 10 – SEGMENT INFORMATION: REGIONAL ASSETS AND SALES

The Company, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	As of June 30,	As of December 31,
Long-lived assets	2007	2006
	$	$
United States	5,613,476	5,686,967
Europe	883,226	799,863
	6,496,702	6,486,830

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Revenues by region	2007	2006	2007	2006
	$	$	$	$
Americas	6,292,832	6,533,100	12,871,277	12,666,976
Europe	3,486,493	2,434,748	8,908,191	6,632,569
Asia	2,964,825	1,646,913	4,939,417	4,049,403
Other	1,530,097	1,540,596	1,683,969	2,629,081
	14,274,247	12,155,357	28,402,854	25,978,029

 WIRELESS TELECOM GROUP, INC.<br>NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS<br>(unaudited)

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

ITEM 2  .    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and as of December 31, 2006 (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 (unaudited) and 2006 (unaudited) and (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 (unaudited) and 2006 (unaudited).

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

 ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

For the six months ended June 30, 2007 as compared to the corresponding period of the previous year, net sales increased to approximately $28,403,000 from approximately $25,978,000 an increase of approximately $2,425,000 or 9%. For the three months ended June 30, 2007 as compared to the corresponding period of the previous year, net sales increased to approximately $14,274,000 from approximately $12,155,000 an increase of approximately $2,119,000 or 17%. These increases are primarily due to continued strong demand of our Willtek mobile terminal test, Boonton power meter and Microlab in-building wireless products.

Gross profit on net sales for the six months ended June 30, 2007 was approximately $15,588,000 or 54.9% as compared to approximately $14,113,000 or 54.3% of net sales for the six months ended June 30, 2006. Gross profit on net sales for the three months ended June 30, 2007 was approximately $7,962,000 or 55.8% as compared to approximately $6,571,000 or 54.1% of net sales for the three months ended June 30, 2006. Gross profit margins for these comparable periods are higher in 2007 due to a significant increase in sales contribution from Willtek, particularly in the second quarter, whose products generally contribute a higher gross profit margin within the mix of the Company’s products. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the six months ended June 30, 2007 were approximately $14,056,000 or 50% of net sales as compared to approximately $12,467,000 or 48% of net sales for the six months ended June 30, 2006. Operating expenses for the quarter ended June 30, 2007 were approximately $7,220,000 or 51% as compared to approximately $6,077,000 or 50% of net sales for the quarter ended June 30, 2006. Operating expenses are higher due to increases in both research and development expenses and sales and marketing expenses. Furthermore, this increase is consistent with the Company’s strategic plan to focus its spending on these critical operational functions in order for the Company to further expand into the worldwide marketplace and continue to improve top-line revenue growth.

Interest expense increased by approximately $57,000 for the three months ended June 30, 2007 as compared to the corresponding period of the previous year. Interest expense increased by approximately $112,000 for the six months ended June 30, 2007. These changes are primarily due to a re-classification of interest, previously presented net of interest income, to expense.

Other income increased by approximately $442,000 and approximately $475,000 for the three and six months ended June 30, 2007, respectively, as compared to the corresponding periods of the previous year. These increases were primarily due to a realized gain on foreign currency exchange in the German subsidiary.

Net income increased to approximately $1,667,000 or $.06 per share (diluted) for the six months ended June 30, 2007 as compared to approximately $1,206,000 or $.05 per share (diluted) for the six months ended June 30, 2006. The Company realized net income for the quarter ended June 30, 2007 of approximately $1,004,000 or $.04 per share (diluted) as compared to approximately $190,000 or $.01 per share (diluted) for the three months ended June 30, 2006. The explanation of these changes in net income can be derived from the analysis given above of operations for the three and six month periods ending June 30, 2007 and 2006, respectively.

ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by approximately $2,073,000 to approximately $24,019,000 at June 30, 2007, from approximately $21,946,000 at December 31, 2006. At June 30, 2007, the Company had a current ratio of 4.6 to 1, and a ratio of debt to tangible net worth of .82 to 1. At December 31, 2006, the Company had a current ratio of 2.6 to 1, and a ratio of debt to tangible net worth of 1.3 to 1. In 2007, the Company’s ratio of debt to tangible net worth improved considerably due to the re-payment of the loan owed to Investcorp, which resulted in a significant decrease in current liabilities at June 30, 2007.

The Company used cash for operating activities of approximately $1,842,000 for the six-month period ending June 30, 2007. The use of this cash was primarily due to a decrease in accounts payable and accrued liabilities of approximately $2,539,000, an increase in inventories of approximately $976,000, an increase in prepaid expenses and other assets of approximately $342,000, and a decrease in income taxes payable of approximately $313,000, partially off-set by net income of approximately $1,667,000, a non-cash adjustment for depreciation and amortization of approximately $491,000, and a non-cash adjustment for amortization of intangible assets of approximately $440,000.

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

Net cash used for investing activities for the six months ended June 30, 2007 was approximately $476,000. The use of these funds was for capital expenditures. For the six months ended 2006, net cash used for investing activities was approximately $548,000. The use of these funds was also for capital expenditures.

Cash used for financing activities for the six months ended June 30, 2007 was approximately $4,570,000. The primary use of these funds was due to a decrease in the note payable to Investcorp of approximately $4,621,000, partially offset by proceeds from the exercise of stock options of approximately $76,000. Cash provided by financing activities for the six months ended June 30, 2006 was approximately $1,369,000. The primary source of these funds was from the sale of 250,000 shares of treasury stock for $667,500 and an additional bank loan of approximately $466,000 by Willtek, the proceeds of which must be used for research and development.

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

ITEM 3  .    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Rate Risk

The Company has one foreign subsidiary located in Germany. The Company does business in more than fifty countries and currently generates approximately 57% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

The Company’s total assets in its foreign subsidiary was approximately $14,515,000 at June 30, 2007, translated into US dollars at the applicable exchange rates. The Company also acquires certain inventory from foreign suppliers and, as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the periods ended June 30, 2007. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

Industry Risk

The electronic test and measurement industry is cyclical which can cause significant fluctuations in sales, gross profit margins and profits, from year to year. It is difficult to predict the timing of the changing cycles in the electronic test and measurement industry.

ITEM 4  .    CONTROLS AND PROCEDURES

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

PART II  OTHER INFORMATION

ITEM 1  .    LEGAL PROCEEDINGS

The Company is not aware of any material legal proceeding against the Company or in which any of their property is subject.

ITEM 1  A.    RISK FACTORS

The Company is not aware of any material changes from risk factors as previously disclosed in its Form 10-K for the year ended December 31, 2006.

ITEM 2  .    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3  .    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  .    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5  .    OTHER INFORMATION

(a)  The Registrant held its Annual Meeting of Stockholders on July 17, 2007. The following proposal was adopted by the votes indicated.

(b)  (c) (1) Seven directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2008. The names of these Directors and the votes cast in favor of their election and shares withheld are as follows:

NAME	VOTES FOR	VOTES WITHHELD

Savio W. Tung	22,215,595	1,559,900
James M. (Monty) Johnson	22,223,595	1,551,900
Hazem Ben-Gacem	22,220,495	1,555,000
Henry L. Bachman	22,782,237	993,258
Rick Mace	22,859,248	916,247
Adrian Nemcek	22,860,448	915,047
Joseph Garrity	22,859,948	915,547

ITEM 6  .    EXHIBITS

Exhibit No.	Description
11.1	Computation of per share earnings
31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

/s/ JAMES M. JOHNSON
JAMES M. JOHNSON
Chief Executive Officer
August 10, 2007

/s/ PAUL GENOVA
PAUL GENOVA
President, Chief Financial Officer
August 10, 2007

 EXHIBIT LIST

Exhibit No.	Description
11.1	Computation of per share earnings
31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

EXHIBIT 11.1

WIRELESS TELECOM GROUP, INC.<br>COMPUTATION OF PER SHARE EARNINGS<br>(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net Income	$1,003,747	$189,868	$1,666,990	$1,206,373

BASIC EARNINGS:

Weighted average number of common<br> shares outstanding	25,862,780	25,851,279	25,858,340	25,787,421

Basic earnings per common share	$0.04	$0.01	$0.06	$0.05

DILUTED EARNINGS:

Weighted average number of common<br> shares outstanding	25,862,780	25,851,279	25,858,340	25,787,421
Assumed exercise of stock options	394,875	107,089	203,047	314,865

Weighted average number of common<br> shares outstanding, as adjusted	26,257,655	25,958,368	26,061,387	26,102,286

Diluted earnings per common share	$0.04	$0.01	$0.06	$0.05

EXHIBIT 31.1

CERTIFICATION PURSUANT TO<br>SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James M. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wireless Telecom Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

/s/ JAMES M. JOHNSON
JAMES M. JOHNSON
Chief Executive Office (Principal Executive Officer)
August 10, 2007

EXHIBIT 31.2

CERTIFICATION PURSUANT TO<br>SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Genova, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wireless Telecom Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

/s/ PAUL GENOVA
PAUL GENOVA
President, Chief Financial Officer (Principal Financial Officer)
August 10, 2007

EXHIBIT 32.1

CERTIFICATION PURSUANT TO<br>18 U.S.C. SECTION 1350,<br>AS ADOPTED PURSUANT TO<br>SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wireless Telecom Group, Inc. (the “Company”) on Form 10-Q for the quarter ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, James M. Johnson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Periodic Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ JAMES M. JOHNSON
JAMES M. JOHNSON
Chief Executive Officer
August 10, 2007

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO<br>18 U.S.C. SECTION 1350,<br>AS ADOPTED PURSUANT TO<br>SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wireless Telecom Group, Inc. (the “Company”) on Form 10-Q for the quarter ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Paul Genova, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Periodic Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ PAUL GENOVA
PAUL GENOVA
President, Chief Financial Officer
August 10, 2007

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.