Form 10-Q
period 2007-09-30
WIRELESS TELECOM GROUP INC
filed 2007-11-13
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number
1-11916
________________

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
________________

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

Number of shares of Common Stock outstanding as of November 8, 2007: 25,954,161
Number of non-affiliated shares of Common Stock outstanding as of November 8, 2007: 19,179,695

WIRELESS TELECOM GROUP, INC.

Table of Contents

Page(s)
PART I. FINANCIAL INFORMATION
Item 1 -- Consolidated Financial Statements:
Condensed Balance Sheets as of September 30, 2007 (unaudited)
and December 31, 2006	3
Condensed Statements of Operations for the Three and Nine Months
Ended September 30, 2007 (unaudited) and 2006 (unaudited)	4
Condensed Statements of Cash Flows for the Nine Months
Ended September 30, 2007 (unaudited) and 2006 (unaudited)	5
Notes to Interim Condensed Financial Statements (unaudited)	6 - 10
Item 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations	11 – 14
Item 3 -- Quantitative and Qualitative Disclosures About Market Risk	15
Item 4 -- Controls and Procedures	15
PART II. OTHER INFORMATION
Item 1 -- Legal Proceedings	16
Item 1A – Risk Factors	16
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3 -- Defaults upon Senior Securities	16
Item 4 -- Submission of Matters to a Vote of Security Holders	16
Item 5 -- Other Information	16
Item 6 – Exhibits	16

Signatures	17
Exhibit Index	18

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -

	September 30,	DECEMBER 31,
	2007	2006
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,750,806	$15,683,411
Accounts receivable - net of allowance for doubtful accounts of
$336,540 and $298,290 for 2007 and 2006, respectively	9,517,298	9,499,555
Inventories	11,218,727	9,733,008
Deferred income taxes-current	121,581	121,581
Prepaid expenses and other current assets	1,617,369	1,023,399
TOTAL CURRENT ASSETS	32,225,781	36,060,954
PROPERTY, PLANT AND EQUIPMENT - NET	6,423,515	6,486,830
OTHER ASSETS:
Goodwill	24,113,284	24,113,284
Other intangible assets - net	11,845,000	12,730,000
Deferred income taxes - non-current	656,363	656,363
Cash surrender value of foreign pension insurance and other assets	3,567,068	3,281,671
TOTAL OTHER ASSETS	40,181,715	40,781,318
TOTAL ASSETS	$78,831,011	$83,329,102

- LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable	$2,870,293	$3,616,094
Accrued expenses and other current liabilities	4,088,499	5,514,403
Note payable - shareholder	-	4,621,050
Income tax payable	-	313,000
Current portion of mortgage payable	53,499	50,619
TOTAL CURRENT LIABILITIES	7,012,291	14,115,166
LONG TERM LIABILITIES:
Notes payable - bank	2,073,927	2,073,927
Deferred income taxes	4,170,056	4,481,576
Mortgage payable	2,907,446	2,947,886
Deferred rent payable	106,633	125,009
Provision for pension liability and other long term liabilities	2,536,768	2,689,787
TOTAL LONG TERM LIABILITIES	11,794,830	12,318,185
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861 and 28,653,551 shares issued for 2007 and 2006, 25,954,161 and
25,853,851 shares outstanding for 2007 and 2006, respectively	287,539	286,536
Additional paid-in-capital	36,654,368	36,070,025
Retained earnings	30,370,264	27,761,337
Accumulated other comprehensive (loss)	(219,352)	(153,218)
Treasury stock at cost, 2,799,700 shares	(7,068,929)	(7,068,929)
TOTAL SHAREHOLDERS' EQUITY	60,023,890	56,895,751
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$78,831,011	$83,329,102

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
NET SALES	$13,992,357	$13,657,988	$42,395,211	$39,636,017

COST OF SALES	6,161,001	6,034,742	18,976,070	17,899,902

GROSS PROFIT	7,831,356	7,623,246	23,419,141	21,736,115

OPERATING EXPENSES
Research and development	2,113,106	1,716,073	6,399,504	4,954,305
Sales and marketing	3,116,252	2,725,171	9,265,655	8,442,896
General and administrative	1,857,618	1,956,328	5,478,008	5,467,441
TOTAL OPERATING EXPENSES	7,086,976	6,397,572	21,143,167	18,864,642

OPERATING INCOME	744,380	1,225,674	2,275,974	2,871,473

OTHER (INCOME) EXPENSE
Interest (income)	(200,278)	(144,836)	(390,495)	(416,806)
Interest expense	114,565	113,304	345,080	337,977
Other (income) expense - net	(213,111)	14,480	(801,590)	(99,226)
TOTAL OTHER (INCOME) EXPENSE	(298,824)	(17,052)	(847,005)	(178,055)

INCOME BEFORE INCOME TAXES	1,043,204	1,242,726	3,122,979	3,049,528

PROVISION FOR INCOME TAXES	101,267	115,089	514,052	715,518

NET INCOME	$941,937	$1,127,637	$2,608,927	$2,334,010

NET INCOME PER COMMON
SHARE:

BASIC	$0.04	$0.04	$0.10	$0.09

DILUTED	$0.04	$0.04	$0.10	$0.09

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,608,927	$2,334,010
Adjustments to reconcile net income to net cash
(used for) provided by operating activities:
Depreciation and amortization	750,403	824,334
Amortization of purchased intangibles - net	660,000	660,000
Stock compensation expense	371,517	84,515
Realized loss on disposal of property, plant and equipment	7,321	-
Deferred rent	(18,376)	(36,650)
Deferred income taxes	(311,520)	(341,269)
Provision for losses on accounts receivable	38,250	(78,990)
Changes in assets and liabilities:
(Increase) in accounts receivable	(55,993)	(1,045,085)
(Increase) in inventory	(1,485,719)	(698,981)
(Increase) in prepaid expenses and other assets	(913,844)	(748,453)
(Decrease) increase in accounts payable and accrued expenses	(2,171,705)	1,051,476
Increase (decrease) in pension liability and other long-term liabilities	71,981	(779,195)
(Decrease) in income taxes payable	(313,000)	(15,905)
Net cash (used for) provided by operating activities	(761,758)	1,209,807

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(634,585)	(774,492)
Proceeds from dispositions of property, plant and equipment	43,627	-
Net cash (used for) investing activities	(590,958)	(774,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(37,560)	(34,833)
Proceeds from sale of treasury stock	-	667,500
(Decrease) increase in note payable to shareholder	(4,621,050)	295,400
Proceeds from exercise of stock options	213,829	10,125
Net cash (used for) provided by financing activities	(4,444,781)	938,192

Foreign exchange rate adjustment	(135,108)	(117,856)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,932,605)	1,255,651

Cash and cash equivalents, at beginning of period	15,683,411	13,851,120

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$9,750,806	$15,106,771

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$1,287,352	$1,046,506
Interest	$170,548	$176,089

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed, consolidated balance sheet as of September 30, 2007 and the condensed, consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006 and the condensed, consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company's results for the interim periods being presented.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, valuation of deferred tax assets, accrued warranty expense and estimated fair values of stock options) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 2006, which note is incorporated herein by reference. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

The results of operations for the three and nine-month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 – INCOME PER COMMON SHARE

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

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the first nine months of 2007 and fiscal year ended December 31, 2006, the components of “other comprehensive income (loss)” were the adjustments for employee benefit obligations and foreign currency translation gains and losses necessary to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other postretirement Plans”.

NOTE 6 – NOTE PAYABLE: SHAREHOLDER

The note payable-current amount of $4,621,050 at December 31, 2006 was paid to a shareholder, Investcorp Technology Ventures, on January 3, 2007. The total amount of this payment was for $5,372,464, which included the principal amount stated above plus interest payable on the note of $751,414. This interest payable was recorded in accrued expenses.

NOTE 7 – INVENTORIES

Inventory carrying value is net of inventory reserves of $3,652,515 and $3,532,260 at September 30, 2007 and December 31, 2006, respectively.

Inventories consist of:	September 30,	December 31,
	2007	2006
Raw Materials	$6,276,355	$4,801,523
Work-in-process	2,431,205	2,989,838
Finished goods	2,511,167	1,941,647
	$11,218,727	$9,733,008

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

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

NOTE 9 – ACCOUNTING FOR STOCK OPTIONS

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

As a result of the adoption of FAS 123(R), the Company's results for the three and nine-month periods ended September 30, 2007 include share-based compensation expense totaling $124,037 and $371,517, respectively. For the three and nine-months ended September 30, 2006, share-based compensation expense totaled $31,241 and $84,515, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. The weighted average estimated fair value of stock options granted in the nine-months ended September 30, 2007 and 2006 was $1.27 and $1.04, respectively.

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

The assumptions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected term (in years)	4.0	4.0	4.0	3.0
Expected volatility	57.8%	56.7%	57.1%	61.0%
Expected dividend yield	0.0%	0.0%	0.0%	6.0%
Risk-free interest rate	5.0%	4.9%	4.9%	4.6%

Due to the Company’s limited history with respect to forfeiters of incentive stock options, there is no estimate of expired or canceled options included in the above option valuation.

During the first nine months of 2007, the Company granted 253,000 and 240,000 options under the Plan at an exercise price of $2.40 and $3.02 per share, respectively. During the first nine months of 2006, the Company granted 500,000, 120,000 and 685,000 options under the Plan at exercise prices of $2.70, $2.72 and $2.28, respectively.

The Company granted 240,000 and 685,000 options under the Plan at an exercise price of $3.02 and $2.28 per share during the third quarters of 2007 and 2006, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – ACCOUNTING FOR STOCK OPTIONS (Continued)

The following table represents our stock options granted, exercised, and forfeited during the first nine months of 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	share	Term	Value
Stock Options
Outstanding at January 1, 2007	2,361,897	$2.47
Granted	493,000	2.70
Exercised	(100,310)	2.13
Forfeited/cancelled	(85,600)	2.29
Outstanding at September 30, 2007	2,668,987	$2.53	5.9	$90,138

Exercisable at September 30, 2007	1,313,070	$2.51	3.9	$80,313

The Company’s Amended and Restated 2000 Stock Option Plan, which authorizes the granting of options relating to an additional 2,000,000 shares of common stock, was approved by shareholder vote. During the second and third quarters of 2007, 32,500 and 67,810 options were exercised, respectively. During the second quarter of 2006, 6,000 options were exercised.

NOTE 10 – SEGMENT INFORMATION: REGIONAL ASSETS AND SALES

The Company, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

Property, Plant and Equipment - net	As of September 30,	As of December 31,
	2007	2006
United States	$5,461,779	$5,686,967
Europe	961,736	799,863
	$6,423,515	$6,486,830

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Revenues by region	2007	2006	2007	2006
Americas	$6,390,923	$6,546,631	$19,262,200	$19,213,607
Europe	4,537,088	3,225,444	13,445,279	9,858,013
Asia	1,909,743	2,160,302	6,849,160	6,209,705
Other	1,154,603	1,725,611	2,838,572	4,354,692
	$13,992,357	$13,657,988	$42,395,211	$39,636,017

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

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

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and as of December 31, 2006 (ii) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007 (unaudited) and 2006 (unaudited) and (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2007 (unaudited) and 2006 (unaudited).

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

For the nine months ended September 30, 2007 as compared to the corresponding period of the previous year, net sales increased to approximately $42,395,000 from approximately $39,636,000 an increase of approximately $2,759,000 or 7.0%. For the three months ended September 30, 2007 as compared to the corresponding period of the previous year, net sales increased to approximately $13,992,000 from approximately $13,658,000 an increase of approximately $334,000 or 2.4%. These increases are primarily due to continued strong demand of our Willtek mobile terminal test, Boonton power meter and Microlab in-building wireless products.

Gross profit on net sales for the nine months ended September 30, 2007 was approximately $23,419,000 or 55.2% as compared to approximately $21,736,000 or 54.8% of net sales for the nine months ended September 30, 2006. Gross profit on net sales for the three months ended September 30, 2007 was approximately $7,831,000 or 56.0% as compared to approximately $7,623,000 or 55.8% of net sales for the three months ended September 30, 2006. Gross profit margins for these comparable periods are higher in 2007 due to an increase in sales contribution from Willtek, particularly in the second and third quarters, whose products generally contribute a higher gross profit margin within the mix of the Company’s products. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the nine months ended September 30, 2007 were approximately $21,143,000 or 49.9% of net sales as compared to approximately $18,865,000 or 47.6% of net sales for the nine months ended September 30, 2006. Operating expenses for the quarter ended September 30, 2007 were approximately $7,087,000 or 50.7% as compared to approximately $6,398,000 or 46.8% of net sales for the quarter ended September 30, 2006. Operating expenses are higher due to increases in both research and development expenses and sales and marketing expenses. Furthermore, this increase is consistent with the Company’s strategic plan to focus its spending on these critical operational functions in order for the Company to further expand into the worldwide marketplace and continue to improve top-line revenue growth.

Interest expense increased slightly to approximately $115,000 for the three months ended September 30, 2007 as compared to approximately $113,000 for the corresponding period of the previous year. Interest expense increased to approximately $345,000 for the nine months ended September 30, 2007 as compared to approximately $338,000 for the nine months ended September 30, 2006. In prior reports, interest expense recorded on the Company’s foreign subsidiary had been presented net of interest income. This netted interest has been reclassified to expense for clarification and consistency.

Other (income) expense – net increased by approximately $228,000 and approximately $702,000 for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding periods of the previous year. These increases were primarily due to a realized gain on foreign currency exchange in the German subsidiary.

Net income increased to approximately $2,609,000 or $.10 per share (diluted) for the nine months ended September 30, 2007 as compared to approximately $2,334,000 or $.09 per share (diluted) for the nine months ended September 30, 2006. The Company realized net income for the quarter ended September 30, 2007 of approximately $942,000 or $.04 per share (diluted) as compared to approximately $1,128,000 or $.04 per share (diluted) for the three months ended September 30, 2006. The explanation of these changes in net income can be derived from the analysis given above of operations for the three and nine month periods ending September 30, 2007 and 2006, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has increased by approximately $3,267,000 to approximately $25,213,000 at September 30, 2007, from approximately $21,946,000 at December 31, 2006. At September 30, 2007, the Company had a current ratio of 4.6 to 1, and a ratio of debt to tangible net worth of .78 to 1. At December 31, 2006, the Company had a current ratio of 2.6 to 1, and a ratio of debt to tangible net worth of 1.3 to 1. In 2007, the Company’s ratio of debt to tangible net worth improved considerably due to the re-payment of the loan owed to Investcorp, which resulted in a significant decrease in current liabilities at September 30, 2007.

The Company used cash for operating activities of approximately $762,000 for the nine-month period ending September 30, 2007. The use of this cash was primarily due to a decrease in accounts payable and accrued liabilities of approximately $2,172,000, an increase in inventories of approximately $1,486,000, an increase in prepaid expenses and other assets of approximately $914,000, and a decrease in income taxes payable of approximately $313,000, partially off-set by net income of approximately $2,609,000, a non-cash adjustment for depreciation and amortization of approximately $750,000, and a non-cash adjustment for amortization of intangible assets of approximately $660,000.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

The Company realized cash provided by operating activities of $1,210,000 in cash flows for the nine-month period ending September 30, 2006. The primary source of these funds was provided by net income of $2,334,000, an increase in accounts payable and accrued expenses of $1,051,000, a non-cash adjustment for depreciation and amortization of $824,000, and a non-cash adjustment for amortization of intangible assets of $660,000, partially offset by an increase in accounts receivable of $1,045,000, a decrease in pension liability and other long-term liabilities of $779,000, an increase in prepaid expenses and other assets of $748,000 and an increase in inventory of $699,000.

Net cash used for investing activities for the nine months ended September 30, 2007 was approximately $591,000. The use of these funds was for capital expenditures of approximately $635,000, offset by proceeds from dispositions of property, plant and equipment of approximately $44,000. For the nine months ended 2006, net cash used for investing activities was approximately $774,000. The use of these funds was also for capital expenditures.

Cash used for financing activities for the nine months ended September 30, 2007 was approximately $4,445,000. The primary use of these funds was due to a decrease in the note payable to Investcorp of approximately $4,621,000, partially offset by proceeds from the exercise of stock options of approximately $214,000. Cash provided by financing activities for the nine months ended September 30, 2006 was approximately $938,000. The primary source of these funds was from the sale of 250,000 shares of treasury stock for approximately $668,000.

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

The Company’s total assets in its foreign subsidiary was approximately $15,073,000 at September 30, 2007, translated into US dollars at the applicable exchange rates. The Company also acquires certain inventory from foreign suppliers and, as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the periods ended September 30, 2007. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

Industry Risk

The electronic test and measurement industry is cyclical which can cause significant fluctuations in sales, gross profit margins and profits, from year to year. It is difficult to predict the timing of the changing cycles in the electronic test and measurement industry.

ITEM 4 - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: November 12, 2007	/S/James M. Johnson
James M. Johnson
Chief Executive Officer

Date: November 12, 2007	/S/Paul Genova
Paul Genova
President, Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description
11.1	Computation of per share earnings

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)