Form 10-K
period 2007-12-31
WIRELESS TELECOM GROUP INC
filed 2008-03-28
CIK 878828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Do not check if a smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     The aggregate market value of the registrants' Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by AMEX on June 30, 2007: $59,948,519

     Number of non-affiliated shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 26, 2008: 19,232,442

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Items 10, 11, 12, 13 and 14	In the Company’s Definitive Proxy Statement in connection with its
2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than April 29, 2008.

Part IV - Certain exhibits listed in response	Prior filings made by the Company under the Securities
to Item 15(a)(3)	Act of 1933 and the Securities Exchange Act of 1934.

TABLE OF CONTENTS

	PART I
		PAGE
Item 1.	Business	3

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	12

Item 2.	Properties	12

Item 3.	Legal Proceedings	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	14

Item 6.	Selected Financial Data	14

Item 7.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 8.	Financial Statements and Supplementary Data	20

Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	20

Item 9A.	Controls and Procedures	21

Item 9B.	Other Information	21

	PART III

Item 10.	Directors and Executive Officers of the Registrant	22

Item 11.	Executive Compensation	22

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	22

Item 13.	Certain Relationships and Related Transactions	22

Item 14.	Principal Accounting Fees and Services	22

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	23

Signatures		25

PART I

Item 1. Business

     Wireless Telecom Group, Inc., a New Jersey corporation (the “Company”), designs and manufactures radio frequency (RF) and microwave-based products for wireless and advanced communications industries and markets its products and services worldwide under the Boonton, Microlab, Noisecom, and Willtek brands. Its complementary suite of high performance instruments and components includes peak power meters, signal analyzers, power splitters, combiners, diplexers, noise modules, precision noise generators, and mobile phone testing solutions. The Company serves both commercial and government markets with workflow-oriented, built-for-purpose solutions in cellular/mobile, WiFi, WiMAX, private mobile radio, satellite, cable, radar, avionics, medical, and computing applications. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc. The corporate website address is www.wirelesstelecomgroup.com.

Market

     Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments to various customers. Approximately 88% of the Company’s sales in fiscal 2007 were derived from commercial applications. The remaining sales (approximately 12%) were comprised of sales made to the United States Government (particularly the armed forces) and prime defense contractors.

Products

     Noise components and instruments (noise source products) are primarily used as a method of testing to determine if sophisticated communications systems are capable of receiving the information being transmitted. A typical application for the Company’s noise source products are as a reference standard in test instruments which measure unwanted noise and interference in devices and components utilized in a variety of communications equipment.

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

     The Company, through Boonton, designs and produces electronic testing and measuring instruments including power meters, voltmeters, capacitance meters, audio and modulation meters and accessory products. These products measure the power of RF and microwave systems used by the military and commercial sectors. Further, the Company’s products are also used to test terrestrial and satellite communications, radar, telemetry and personal communication products. Recent models are microprocessor controlled and are often used in computerized automatic testing systems. Certain power meter products are designed for measuring signals based on wideband modulation formats, allowing a variety of measurements to be made, including maximum power, peak power, average power and minimum power.

     The Company, through Microlab/FXR, designs and manufactures high-power, passive microwave components for the wireless infrastructure market and for other commercial, aerospace and military markets. The Company’s products are used in microwave systems, UMTS, PCS and cellular communications base stations, television transmitters, avionic systems and medical electronics. These types of products serve the needs of the in-building distributed antenna systems market, which facilitates seamless wireless coverage throughout the interiors of buildings and building complexes.

     The Company, through Willtek, specializes in the design, development and manufacture of instruments that test wireless communications networks and mobile terminals at their radio frequency interface for quality of transmission and reception. The Company’s test and measurement products serve two primary market applications, terminal testing (“Terminal Test”) and air interface testing (“Air Interface Test”). The Company’s Terminal Test products include testing equipment, test applications and services for wireless network operators, service providers and manufacturers of mobile communications equipment. The Company’s Air Interface Test products are instruments used to test base station radio frequency, cell coverage and network radio frequency performance.

     Further, through Willtek, the Company also manufactures a general-purpose spectrum analyzer for radio frequency applications, which produces a graphical representation of a radio signal and displays a range of wavelengths in a frequency domain.

     The Company’s products consist of several models with varying degrees of capabilities which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. Prices of products range from approximately $100 to $100,000 per unit, with most sales occurring between $2,000 and $25,000 per unit.

     The Company’s products have extended useful lives and the Company provides for its instrument products, recalibration services to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 7% of fiscal 2007 sales.

Marketing and Sales

     As of March 26, 2008, the Company’s in-house marketing and sales force consisted of sixty individuals. The Company promotes the sale of its products to customers and manufacturers’ representatives through its product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions.

     The Company’s products are sold globally through its in-house sales people and by over one hundred manufacturers’ representatives and distributors (the Company’s channel partners). Generally, our channel partners do not stock inventories of the Company’s products. Channel partners accounted for over 50% of the Company’s sales for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007 and 2006, no one channel partner accounted for more that 10% of total sales. The Company does not believe that the loss of any single channel partner would have a material adverse affect on its business.

     The Company’s relationship with its channel partners is usually governed by written contracts that either run for one-year renewable periods terminable by either party on 60 days prior notice or have indefinite lives terminable by either party on 60 days prior notice. The contracts generally provide for territorial and product representation and prohibit the handling of competing products. The Company continually reviews and assesses the performance of its channel partners and makes changes from time to time based on such assessments.

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

Customers

     The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors, which incorporate the Company’s products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 2007, approximately 88% of sales were derived from commercial applications. The remaining sales were comprised of United States government and military applications.

     For fiscal 2007, no one customer accounted for more than 10% of total sales. The Company’s largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse effect on its business.

     Regional sales for fiscal 2007 were made to customers in the Americas ($24,560,835 or 43%), Europe, Middle East and Africa or EMEA ($23,356,704 or 41% of total sales) and Asia ($8,684,511 or 16% of total sales).

Research and Development

     The Company currently maintains an engineering staff (fifty-nine individuals as of March 26, 2008) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering support personnel and were approximately $8,759,000 and $6,593,000, for the years ended December 31, 2007 and 2006, respectively.

Competition

     The Company competes against many companies, which utilize similar technology to that of the Company, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than the Company. Some of these companies are Agilent Technologies, Rhode and Schwarz, Anritsu, Kathrein, Aeroflex and Micronetics. The Company competes by having a niche in several product areas where it capitalizes on its expertise in manufacturing products with unique specifications.

     The Company designs its products with special attention to making them user-friendly, and constantly reevaluates its products for the purpose of enhancing and improving them. The Company believes that these efforts, along with its willingness to adapt its products to the particular needs of its customers and its intensive efforts in customer and technical support are factors that add to the competitiveness of its products.

Backlog

     The Company’s backlog of firm orders shippable in the next twelve months was approximately $4,500,000 at December 31, 2007, compared to approximately $5,100,000 at December 31, 2006. It is anticipated that the majority of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

     The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company’s operations. One third-party supplier accounted for approximately 20% of the Company’s total inventory purchases for fiscal 2007.

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

Warranty and Service

     The Company typically provides one-year warranties on its instrument products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required outside the warranty period are not covered by the Company’s warranty.

     In cases of defective products, the customer typically returns them to a Company facility. The Company’s service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company’s plants, and the Company charges its customers a fee for those service items that are not covered by warranty. The Company, along with its subsidiary Microlab/FXR, usually does not offer their customers any formal written service contracts. However, Boonton and Willtek do offer its customers formal written service contracts for a fee.

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

      The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time, which the Company is unable to predict, that contamination levels are satisfactory to the NJDEP. Lower than expected expenditures incurred by the Company during the year ended December 31, 2007 in connection with the site amounted to approximately $200. However, the Company estimates that expenditures in this regard, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately $18,000 per annum until the NJDEP determines that testing is complete.

Employees

      As of March 26, 2008, the Company had 228 full-time and 10 part-time employees, including its officers, 96 of whom are engaged in manufacturing and repair services, 20 in administration and financial control, 59 in engineering and research and development, and 60 in marketing and sales.

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

     We believe that the continued service of our executive officers will be important to our future growth and competitiveness. However, other than our employment agreement with Mr. Johnson, Chief Executive Officer, and the severance agreements we entered into with Mr. Genova and Mr. Henderson, we currently do not have any employment agreements with any of our executive senior management. Although we have an employment agreement with Mr. Johnson, and severance agreements with Mr. Genova and Mr. Henderson, we cannot assure you that Messrs. Johnson, Genova, or Henderson or any of our other executive officers will remain employed by us. Moreover, the design and manufacture of our products require substantial technical capabilities in many disparate disciplines, from engineering, mechanics and computer science to electronics and mathematics. We believe that the continued employment of key members of our technical and sales staffs will be important to us but, as with our executive officers, we cannot assure you that they will remain employed by us.

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

The new requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will increase our operating expenses, and our acquisition of Willtek has increased the cost and complexity of compliance.

     Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems. Management has performed a review of our internal control systems and procedures that will be necessary in order for us to comply with the requirements of Section 404 at December 31, 2007. This evaluation process required us to hire an outside advisory service firm which resulted in additional accounting and legal expenses, all of which caused our operating expenses to increase. In addition, the evaluation and attestation processes required by Section 404 is performed on an annual basis and we may encounter problems or delays in completing the implementation of improvements. Our acquisition of Willtek has increased the cost and complexity of our compliance under Section 404.

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

As a result of the 2005 acquisition of Willtek, we have become a substantially larger and geographically dispersed organization, and if our management is unable to effectively manage the combined company going forward, our operating results will suffer.

     As a result of the 2005 Willtek acquisition, we acquired approximately 146 new employees, most of whom are located in Germany. Prior to the Willtek acquisition, most of our employees were based at our headquarters in Parsippany, New Jersey. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically dispersed organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

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

     The former Willtek shareholders, together, beneficially own approximately 25% of the outstanding shares of our common stock as of March 26, 2008. Under the terms of the shareholders' agreement we entered into with the former Willtek shareholders at the closing of the Willtek acquisition, designees of Investcorp occupy two of seven seats on our board of directors, including the position of Chairman of the Board. Additionally, at each annual meeting, Investcorp is entitled to designate to our nominating committee up to two candidates for nomination for election to our seven-member board of directors, for so long as Investcorp's beneficial ownership levels exceed certain percentage thresholds.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     The Company leases a total of approximately 98,000 square feet of space worldwide. The Company’s foreign facility in Ismaning, Germany occupy approximately 36,000 square feet. The lease terminates on December 31, 2010 and can be renewed for two five-year periods twelve months prior to the end of the expiring term.

     In September 2002, the Company relocated its corporate headquarters and noise generation operations to the 45,700 square foot facility occupied by Boonton in Hanover Township, Parsippany, New Jersey. The term of this lease agreement is for ten years ending September 30, 2011 and can be renewed for one five-year period at fair market value to be determined at term expiration.

     The Company also owns a 44,000 square foot facility located in Mahwah, New Jersey. In November 2000, the Company entered into a lease agreement with an unrelated third party for the entire facility. The triple net lease runs through August 1, 2013 and the tenant has an exclusive option to purchase the property at a predetermined purchase price of approximately $3,500,000 up through August 1, 2012 during the lease term.

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

2007 Fiscal Year	High	Low
1st Quarter	$2.60	$2.20
2nd Quarter	3.19	2.41
3rd Quarter	3.15	1.75
4th Quarter	2.50	1.58

2006 Fiscal Year
1st Quarter	$3.15	$2.42
2nd Quarter	3.00	2.44
3rd Quarter	2.62	2.15
4th Quarter	3.34	1.60

     On March 26, 2008, the closing price of the common stock of the Company as reported was $1.55. On March 26, 2008, the Company had 529 stockholders of record. These stockholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

     The company did not declare quarterly dividends for the past two years.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plan (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants, and rights	warrants and rights	the previous columns)
Equity compensation plans
approved by security holders	2,668,987	$2.53	883,250

Equity compensation plans
not approved by security
holders	-	-	-

Total	2,668,987	$2.53	883,250

Item 6. Selected Financial Data

     Not applicable.

Item 7.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Introduction

     Wireless Telecom Group, Inc., and its operating subsidiaries, (collectively, the "Company"), develop, manufacture and market a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters, high-power passive microwave components and handset production testers for wireless products. The Company’s products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

     The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2007 and 2006 (ii) Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2007 and 2006 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.

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

     Estimates and assumptions

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

     Stock-based compensation

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R) “Share Based Payment” (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments using the modified prospective approach. Due to the Company’s limited history with respect to forfeitures of incentive stock options, there is no estimate of expired or canceled options included in the option valuation.

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

     Comprehensive income/Foreign currency

     Assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income on the statement of shareholders’ equity in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

     Allowances for doubtful accounts

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A key consideration in estimating the allowance for doubtful accounts has been, and will continue to be, our customer’s payment history and aging of its accounts receivable balance. For example, each additional 1% allowance required on our accounts receivable would reduce our income before taxes by approximately $94,000.

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

     SFAS No. 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired on an annual basis unless events or circumstances warrant a more frequent assessment. The impairment assessment involves, among other things, an estimation of the fair value of the reporting unit based on the discounted cash flow methodology. Significant assumptions used in our analysis include annual revenue growth rates from 12% to 15% and a discount rate of approximately 15%. If the assessment indicates that the fair value is less than the carrying value, then the goodwill would be subject to an impairment loss adjustment.

     If the impairment review of goodwill, intangible assets subject to amortization, and other long-lived assets differ significantly from actual results, it could have a material adverse effect on the Company’s results of operations and financial condition. For example, at December 31, 2007 a 1% impairment adjustment on goodwill and other intangibles would reduce income before taxes by approximately $240,000 and $116,000, respectively.

Results Of Operations
Year Ended December 31, 2007 Compared to 2006

     Net sales for the year ended December 31, 2007 were $56,602,050 as compared to $53,763,249 for the year ended 2006, an increase of $2,838,801 or 5.3%. This increase was primarily the result of continued strong demand for our Willtek mobile terminal test, Boonton instruments and Microlab in-building wireless products.

     The Company’s gross profit on net sales for the year ended December 31, 2007 was $31,537,641 or 55.7% as compared to $29,270,041 or 54.4% as reported in the previous year. Gross profit margins are higher in 2007 than in 2006 primarily due to an increase in sales contribution from Willtek, whose products generally contribute higher gross profit margins within the Company’s product mix, and the result of increased overall demand for the Company’s products. Prices have remained relatively stable along with modest increases in manufacturing labor costs. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

     Operating expenses for the year ended December 31, 2007 were $28,374,952 or 50.1% of net sales as compared to $25,082,645 or 46.7% of net sales for the year ended December 31, 2006. For the year ended December 31, 2007 as compared to the prior year, operating expenses increased in dollars by $3,292,307. Operating expenses are higher due to increased spending in the areas of both research and development and sales and marketing. Furthermore, this increase is consistent with the Company’s strategic plan to focus its spending on these critical operational functions in order for the Company to further expand into the worldwide marketplace and continue to improve top-line revenue growth.

     Interest income decreased by $19,297 for the year ended December 31, 2007. This decrease was primarily due to a lower cash investment balance and consequently decreased returns on short-term investments in 2007. Other income increased by $769,457 for the year ended December 31, 2007. This increase was primarily due to a realized gain on foreign currency exchange booked on the Company’s Germany based subsidiary.

     Net income was $3,456,656 or $0.13 per share on a diluted basis, for the year ended December 31, 2007 as compared to $3,524,111 or $0.14 per share on a diluted basis, for the year ended December 31, 2006, a decrease of $67,455 or 1.9%. The decrease was primarily due to the analysis mentioned above.

Liquidity and Capital Resources

     The Company’s working capital has increased by $3,792,950 to $25,738,738 at December 31, 2007, from $21,945,788 at December 31, 2006. At December 31, 2007, the Company had a current ratio of 4.7 to 1, and a ratio of debt to tangible net worth of .7 to 1. At December 31, 2006, the Company had a current ratio of 2.6 to 1, and a ratio of debt to tangible net worth of 1.3 to 1.

     Operating activities used $209,810 in cash for the year ending December 31, 2007. For the year ended December 31, 2006, operating activities provided $1,059,825 in cash flows. For 2007, cash used for operations was primarily due to net income, a non-cash charge for depreciation and amortization, a decrease in accounts receivable, and a non-cash charge for stock compensation expense, partially off-set by a decrease in accounts payable and accrued expenses, an increase in inventory, and a non-cash adjustment for a deferred income tax benefit. For 2006, cash provided by operations was primarily due to net income, a non-cash adjustment for depreciation and amortization, and an increase in accounts payable and accrued expenses, partially off-set by an increase in accounts receivable, an increase in inventories, a decrease in long-term liabilities, and an increase in prepaid expenses and other assets.

     The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

     Net cash used for investing activities for 2007 amounted to $765,392 compared to $839,328 for the year ending December 31, 2006. For 2007 and 2006, the primary use of cash was for capital expenditures.

     Financing activities used $4,457,780 in cash for the year ended December 31, 2007. The primary use of these funds was for payment made to satisfy the note payable due to Investcorp. Net cash provided by financing activities was $1,675,177 for the year ending December 31, 2006. In 2006, the primary source of these funds was from proceeds relating to the sale of the Company’s treasury stock, and increases in notes payable to both a third-party institution and majority shareholder.

Table of Contractual Obligations

		Payments Due by Period
		Less than			More than
	Total	1 Year	1–3 Years	4-5 Years	5 Years
Mortgage	$2,947,946	$54,517	$190,517	$2,702,912	-
Facilities Leases	4,348,263	1,412,147	2,848,399	63,794	23,923
Bank Note Payable	2,313,631	192,803	1,156,815	771,210	192,803
Operating/Equipment Leases	392,105	135,499	219,948	36,658	-
	$10,001,945	$1,794,966	$4,415,679	$3,574,574	$216,726

     On January 17, 2008, the Board of Directors authorized the repurchase of up to 5% of the Company’s common stock. During the first quarter of 2008, the Company has made purchases from time to time in the open market. The stock repurchase authorization does not have an expiration date and the timing and amount of shares repurchased will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. The stock repurchase program may be modified or discontinued at any time.

     The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs.

Inflation and Seasonality

     The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

Recent Accounting Pronouncements Affecting the Company

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company had no adjustment as a result of the adoption of FIN 48.

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

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires the Company to fully recognize in its financial statements its obligations associated with defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires recognition of a liability for a plan’s underfunded or overfunded status within the balance sheet and recognition of changes in the funded status of a plan through comprehensive income in the year in which the changes occur. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The adoption of this standard in 2006 had the effect of increasing stockholders’ equity by approximately $130,000 as a result of fully recognizing the obligations associated with the Company sponsored defined benefit pension and other postretirement plans.

     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

     In December 2007, the FASB issued two new statements: (a.) SFAS No. 141 (revised 2007), “Business Combinations”, and (b.) SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements”. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141(R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

     (a.) SFAS No. 141(R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from bargain purchase.

     (b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report non-controlling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of operations, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

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

Foreign Exchange Rate Risk

     The Company has one foreign subsidiary in Germany. The Company does business in more than seventy countries and currently generates approximately 57% of its revenues from outside of the Americas. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

     The Company’s total assets in its foreign subsidiary was $14.7 million at December 31, 2007, translated into US dollars at the closing exchange rates. The company also acquires certain inventory from foreign suppliers and, as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the period ended December 31, 2007. The Company does not currently employ any currency derivative instruments, futures contracts or other currency hedging techniques to mitigate its risks in this regard.

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

Item 9A. Controls and Procedure

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

     (b) Management’s Report on Internal Control over Financial Reporting

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

     (c) Changes in Internal Controls over Financial Reporting

     In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     The audit committee periodically conducts a self-evaluation. The results of the most recent self-assessment, which were communicated to the Company’s Board of Directors, concluded the committee performed effectively.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2008 annual meeting of shareholders to be held on or about June 12, 2008 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 11. Executive Compensation

     The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2008 annual meeting of shareholders to be held on or about June 12, 2008 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2008 annual meeting of shareholders to be held on or about June 12, 2008 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 13. Certain Relationships and Related Transactions

     The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2008 annual meeting of shareholders to be held on or about June 12, 2008 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 14. Principal Accountant Fees and Services

     The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2008 annual meeting of shareholders to be held on or about June 12, 2008 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the Two Years in the Period ended December 31, 2007
Consolidated Statements of Changes in Shareholders’ Equity for the Two Years in the Period ended December 31, 2007
Consolidated Statements of Cash Flows for the Two Years in the Period ended December 31, 2007
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

	(3)	Exhibits

		3.1	Certificate of Incorporation, as amended (1)

		3.2	Amended and Restated By-laws (1)

		3.3	Amendment to the Certificate of Incorporation (2)

		3.4	Amendment to the Certificate of Incorporation (3)

		4.2	Form of Stock Certificate (1)

		10.1	Summary Plan Description of Profit Sharing Plan of the Registrant (1)

		10.2	Incentive Stock Option Plan of the Registrant and related agreement (1)

		10.3	Amendment to Registrant’s Incentive Stock Option Plan and related agreement (3)

		10.4	Wireless Telecom Group, Inc. 2000 Stock Option Plan (4)

		10.5	Stock Purchase Agreement dated December 21, 2001, by and among the Company, Microlab/FXR and Harry A. Augenblick (5)

		10.6	Stock Purchase Agreement made as of December 21, 2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan (5)

		10.7	Amended and Restated Stock Purchase Agreement, dated as of March 29, 2005, among the Company, Willtek Communications GmbH, Investcorp Technology Ventures, L.P., and Damany Holding GmbH (6)

10.8	Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek Communications GmbH and Wireless Telecom Group, Inc. (6)

10.9	Severance Agreement, dated March 29, 2005, between Wireless Telecom Group, Inc. and Paul Genova (8)

10.10	Employment and Severance Agreement, dated January 23, 2006, between Wireless Telecom Group, Inc. and James M. Johnson

10.11	Employment and Severance Agreement, dated February 6, 2007, between Wireless Telecom Group, Inc. and Lawrence Henderson

11.1	Computation of Per Share Earnings filed herewith

14	Code of Ethics (7)

23.1	Consent of Independent Registered Public Accounting Firm (PKF) filed herewith as Exhibit 23.1

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350
____________________

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.
(4)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 21, 2001, filed with the Commission on January 4, 2002 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 29, 2005, filed with the Commission on March 29, 2005 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 27, 2008	By:	/s/ James M. Johnson
James M. Johnson
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Savio Tung	Chairman of the Board	March 27, 2008
Savio Tung

/s/ James M. Johnson	Chief Executive Officer and Vice	March 27, 2008
James M. Johnson	Chairman of the Board

/s/ Paul Genova	President, Chief Financial Officer	March 27, 2008
Paul Genova

/s/ Henry Bachman	Director	March 27, 2008
Henry Bachman

/s/ Rick Mace	Director	March 27, 2008
Rick Mace

/s/ Adrian Nemcek	Director	March 27, 2008
Adrian Nemcek

/s/ Joseph Garrity	Director
Joseph Garrity		March 27, 2008

s/ Hazem Ben-Gacem	Director
Hazem Ben-Gacem		March 27, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

Page(s)
Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Financial Statements:

Balance Sheets as of December 31, 2007 and 2006	F - 3

Statements of Operations for the Two Years
Ended December 31, 2007	F - 4

Statement of Changes in Shareholders’ Equity for the Two
Years Ended December 31, 2007	F - 5

Statements of Cash Flows for the Two Years
Ended December 31, 2007	F - 7

Notes to Consolidated Financial Statements	F - 8

Schedule II – Valuation and Qualifying Accounts for the Two Years Ended December 31, 2007	F- 23

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Wireless Telecom Group, Inc.
Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, cash flows and the schedule listed in the accompanying index for the years then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ PKF

Certified Public Accountants
A Professional Corporation

March 25, 2008
New York, New York

F – 2

CONSOLIDATED BALANCE SHEETS
Wireless Telecom Group, Inc.
-ASSETS-
	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$10,387,250	$15,683,411
Accounts receivable - net of allowance for doubtful accounts of
$139,553 and $298,290 for 2007 and 2006, respectively	9,273,360	9,499,555
Inventories	11,988,610	9,733,008
Deferred income taxes - current	121,581	121,581
Prepaid expenses and other current assets	961,151	1,023,399
TOTAL CURRENT ASSETS	32,731,952	36,060,954

PROPERTY, PLANT AND EQUIPMENT - NET	6,470,411	6,486,830

OTHER ASSETS:
Goodwill	24,113,284	24,113,284
Other intangible assets – net	11,550,000	12,730,000
Deferred income taxes – non-current, net	885,894	656,363
Other assets	3,942,736	3,281,671
TOTAL OTHER ASSETS	40,491,914	40,781,318

TOTAL ASSETS	$79,694,277	$83,329,102

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable	$3,234,060	$3,616,094
Accrued expenses and other current liabilities	3,363,578	5,514,403
Note payable - shareholder	-	4,621,050
Current portion of note payable - bank	192,803	-
Income tax payable	148,256	313,000
Current portion of mortgage payable	54,517	50,619
TOTAL CURRENT LIABILITIES	6,993,214	14,115,166

LONG TERM LIABILITIES:
Note payable - bank	2,120,828	2,073,927
Deferred income taxes	4,066,216	4,481,576
Mortgage payable	2,893,429	2,947,886
Deferred rent payable	105,640	125,009
Other long-term liabilities	1,964,267	2,689,787
TOTAL LONG TERM LIABILITIES	11,150,380	12,318,185

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized,
28,753,861 and 28,653,551 shares issued for 2007 and 2006, respectively,
25,954,161 and 25,853,851 shares outstanding for 2007 and 2006, respectively	287,539	286,536
Additional paid-in capital	36,785,310	36,070,025
Retained earnings	31,217,993	27,761,337
Accumulated other comprehensive income (loss)	328,770	(153,218)
Treasury stock, at cost – 2,799,700 shares	(7,068,929)	(7,068,929)
	61,550,683	56,895,751

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,694,277	$83,329,102

The accompanying notes are an integral part of these consolidated financial statements.

F – 3

CONSOLIDATED STATEMENTS OF OPERATIONS
Wireless Telecom Group, Inc.

	For the Year Ended December 31,
	2007	2006
NET SALES	$56,602,050	$53,763,249

COST OF SALES	25,064,409	24,493,208

GROSS PROFIT	31,537,641	29,270,041

OPERATING EXPENSES
Research and development	8,758,858	6,592,910
Sales and marketing	12,318,501	11,233,545
General and administrative	7,297,593	7,256,190
TOTAL OPERATING EXPENSES	28,374,952	25,082,645

OPERATING INCOME	3,162,689	4,187,396

OTHER (INCOME) EXPENSE
Interest (income)	(319,777)	(339,074)
Interest expense	224,975	228,645
Other (income) – net	(884,148)	(114,691)
TOTAL OTHER (INCOME)	(978,950)	(225,120)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,141,639	4,412,516

PROVISION FOR INCOME TAXES	684,983	888,405

NET INCOME	$3,456,656	$3,524,111

NET INCOME PER COMMON SHARE:
Basic	$0.13	$0.14
Diluted	$0.13	$0.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25,896,547	25,820,909
Diluted	26,007,367	25,919,663

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Wireless Telecom Group, Inc.

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income(Loss)	Stock at Cost	Total
BALANCE AT
DECEMBER
31, 2005	$286,476	$35,737,185	$24,237,226	$52,075	$(7,701,429)	$52,611,533

Net income	-	-	3,524,111	-	-	3,524,111

Foreign currency
translation	-	-	-	(335,770)	-	(335,770)

Amount recognized
for SFAS No.
158	-	-	-	130,477	-	130,477

Comprehensive
income	-	-	-	-	-	3,318,818

Stock options
expensed	-	287,775	-	-	-	287,775

Stock options
exercised	60	10,065	-	-	-	10,125

Sale of treasury
stock	-	35,000	-	-	632,500	667,500

BALANCE AT
DECEMBER 31,
2006	$286,536	$36,070,025	$27,761,337	$(153,218)	$(7,068,929)	$56,895,751

F – 5

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Wireless Telecom Group, Inc.

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income(Loss)	Stock at Cost	Total
Net income	-	-	3,456,656	-	-	3,456,656

Foreign currency
translation	-	-	-	(50,185)	-	(50,185)

Amount
recognized for
SFAS No. 158	-	-	-	532,173	-	532,173

Comprehensive
income	-	-	-	-	-	3,938,644

Stock options
expensed	-	502,459	-	-	-	502,459

Stock options
exercised	1,003	212,826	-	-	-	213,829

BALANCE AT
DECEMBER
31, 2007	$287,539	$36,785,310	$31,217,993	$328,770	$(7,068,929)	$61,550,683

F – 6

CONSOLIDATED STATEMENTS OF CASH FLOWS
Wireless Telecom Group, Inc.

	For the Year Ended December 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,456,656	$3,524,111
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	962,038	1,048,334
Amortization of purchased intangibles – net	926,002	923,157
Stock compensation expense	502,459	287,775
Deferred rent	(19,369)	(31,931)
Deferred income taxes	(644,891)	(319,467)
Provision for losses on accounts receivable	(166,586)	(79,253)
Changes in assets and liabilities:
Accounts receivable	1,102,740	(1,550,765)
Inventory	(1,930,417)	(1,356,258)
Income taxes payable	(120,288)	(227,699)
Prepaid expenses and other current assets	(182,158)	(717,128)
Other long-term liabilities	(752,007)	(1,042,601)
Accounts payable and accrued expenses	(3,343,989)	601,550
Net cash (used for) provided by operating activities	(209,810)	1,059,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(809,019)	(867,116)
Proceeds from dispositions of property plant and equipment	43,627	27,788
Net cash (used for) investing activities	(765,392)	(839,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage note	(50,559)	(46,889)
Proceeds from sale of treasury stock	-	667,500
Increase in notes payable	-	1,044,441
Repayment of notes payable	(4,621,050)	-
Proceeds from exercise of stock options	213,829	10,125
Net cash (used for) provided by financing activities	(4,457,780)	1,675,177

Effect of foreign currency on cash and cash equivalents	136,821	(63,383)

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(5,296,161)	1,832,291

Cash and cash equivalents, at beginning of year	15,683,411	13,851,120

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$10,387,250	$15,683,411

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
Taxes	$1,474,536	$1,345,635
Interest	$977,980	$233,469

The accompanying notes are an integral part of these consolidated financial statements.

F – 7

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

Use of Estimates:

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the consolidated financial statements.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at December 31, 2007, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of notes and mortgage payable approximate fair value based on their terms which reflect market conditions existing as of December 31, 2007.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts and commercial paper, all stated at cost, which approximates market value. As of December 31, 2007 and 2006, the Company had approximately $6,890,000 and $12,300,000 invested in commercial paper and government backed securities, respectively.

Accounts Receivable:

The Company accounts for uncollectible accounts under the allowance method. Potentially uncollectible accounts are provided for throughout the year and actual bad debts are written off to the allowance on a timely basis.

F – 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Inventories:

Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses. Inventory carrying value is net of inventory reserves of $3,277,024 and $3,532,260 for the years ended December 31, 2007 and 2006, respectively.

Inventories consist of:

	December 31,
	2007	2006
Raw materials	$6,265,451	$4,801,523
Work-in-process	3,274,551	2,989,838
Finished goods	2,448,608	1,941,647
	$11,988,610	$9,733,008

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

Goodwill:

On July 1, 2005, the Company acquired Willtek Communications GmbH, (see Note 2) which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $22,761,892 was recorded as goodwill. In accordance with Statement of Financial Accounting Standards No. 142, (“SFAS No. 142”) Goodwill and Other Intangible Assets, this goodwill will not be amortized, but will be tested for impairment periodically by management. Management considered a number of factors, including valuations of the future cash flows of the business and concluded that this goodwill was not impaired and consequently no adjustment to goodwill was necessary at December 31, 2007.

On December 21, 2001, the Company acquired Microlab/FXR, which was recorded under the purchase method of accounting for financial statement purposes. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition while the balance of $1,351,392 was recorded as goodwill. In accordance with SFAS No. 142, this goodwill will not be amortized, but will be tested for impairment periodically by management. Management considered a number of factors, including valuations of the future cash flows of the business and concluded that this goodwill was not impaired and consequently no adjustment to goodwill was necessary at December 31, 2007.

F – 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Other Intangible Assets:

Other intangible assets of $11,550,000 at December 31, 2007 consist of developed technology, trade names and trademarks, and customer lists associated with the acquisition of Willtek. This current balance represents the original gross asset amount of $14,500,000 less accumulated amortization of $2,950,000. Amortization expense for 2007 and 2006 was $1,180,000 and $1,180,000, respectively.

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

Research and Development Costs:

Research and development costs are charged to operations when incurred. The amounts charged for the years ended December 31, 2007 and 2006 were $8,758,858 and $6,592,910, respectively.

Advertising Costs:

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $690,130 and $794,978 for the years ended December 31, 2007 and 2006, respectively.

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

During the fiscal years ended December 31, 2007 and 2006, included in other comprehensive income (loss) was an adjustment for employee benefit obligations due to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

Stock-Based Compensation:

The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R) “Share-Based Payment” (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments using the modified prospective approach. Due to the Company’s limited history with respect to forfeitures of incentive stock options, there is no estimate of expired or canceled options included in the option valuation.

F – 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes:

The Company utilizes SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognized the benefit of Boonton’s net operating loss carry-forward by applying a valuation allowance, which requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized.

Income Per Common Share:

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. In accordance with SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”), the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Years Ended December 31,
	2007	2006
Weighted average number of common shares outstanding — Basic	25,896,547	25,820,909
Incremental shares for assumed conversions of stock options	110,820	98,754
Weighted average number of common and equivalent shares outstanding-Diluted	26,007,367	25,919,663

Recent Accounting Pronouncements Affecting the Company:

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

F – 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires the Company to fully recognize in its financial statements its obligations associated with defined benefit pension plans and other postretirement plans. Specifically, it requires recognition of a liability for a plan’s underfunded or overfunded status within the balance sheet and recognition of changes in the funded status of a plan through comprehensive income in the year in which the changes occur. During the fourth quarter of 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS No. 158 also prescribes the measurement date of a plan to be the year-end balance sheet date effective for years ending after December 15, 2008. The Company was not affected by adopting the latter component of SFAS No. 158.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141 (revised 2007), Business Combinations, and (b.) No. 160 Non-controlling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141(R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.) SFAS No. 141(R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and , (iv) recognize and measure the goodwill acquired in the business combination or a gain from bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report non-controlling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

Reclassifications:

Certain prior years’ information has been reclassified to conform to the current year’s reporting presentation.

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

Accounts receivable	$3,279,729
Inventory	2,895,257
Other current assets	472,956
Property, plant and equipment and other long-term assets	2,898,174
Amortizable intangible assets	14,500,000
Goodwill	22,761,892
Accounts payable and accrued liabilities	(3,494,282)
Short-term and long-term debt	(3,703,365)
Other long-term liabilities	(8,430,535)
Deferred taxes – net	(5,073,000)
Total purchase price – net of cash acquired	$26,106,826

F – 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, consists of the following:

	December 31,
	2007	2006
Building and improvements	$4,164,056	$4,053,441
Machinery and equipment	9,697,008	9,129,926
Furniture and fixtures	605,043	998,483
Transportation equipment	140,693	164,621
Leasehold improvements	974,255	1,155,230
	15,581,055	15,501,701

Less: accumulated depreciation	9,810,644	9,714,871
	5,770,411	5,786,830
Add: land	700,000	700,000
	$6,470,411	$6,486,830

Depreciation expense of $962,038 and $1,048,334 was recorded for the years ended December 31, 2007 and 2006 respectively.

NOTE 4 - OTHER ASSETS:

Other assets for 2007 include the costs associated with the cash surrender value of the pension insurance for Willtek Communications GmbH of $1,790,922 and $294,325 relating to a technology license.

Similarly for 2006, other assets include the costs associated with the cash surrender value of the pension insurance for Willtek Communications GmbH of $1,797,295 and $305,829 relating to a technology license.

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consists of the following:

	December 31,
	2007	2006
Interest	$128,144	$1,321,471
Payroll and related benefits	1,346,940	1,419,028
VAT payable	365,591	552,510
Professional fees	103,103	101,003
Commissions	256,317	221,517
Goods received not invoiced	170,098	306,948
Warranty reserve	56,611	63,418
Other miscellaneous expenses	936,774	1,528,508
Total	$3,363,578	$5,514,403

NOTE 6 - MORTGAGE AND NOTE PAYABLE – LONG TERM:

The Company has a mortgage payable secured by certain properties in the amount of $2,947,946. This note bears interest at an annual rate of 7.45%, requires monthly payments of principal and interest of $23,750 and matures in August 2013.

Maturities of mortgage principal payments for the next five years are $54,517, $58,784, $63,386, $68,347 and $73,697 respectively and $2,629,215 thereafter.

F – 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 6 - MORTGAGE AND NOTE PAYABLE – LONG TERM (Continued):

During 2005, Willtek Communications GmbH received a bank loan in the amount of $1,505,136, which is recorded in long-term notes payable. The outstanding balance as of December 31, 2007 is $2,313,631. This note is interest free through June 2008 and will bear interest at the annual rate of 4% beginning July 2008. The note requires twelve semi-annual payments beginning December 2008 until maturity at June 2014. The loan proceeds may only be used for research and development projects in Germany.

Maturities of bank loan principal payments for the next five years are $192,803, $385,605, $385,605 $385,605 and $385,605 respectively and $578,408 thereafter.

NOTE 7 - OTHER LONG-TERM LIABILITIES:

Other long-term liabilities consist of the following:

	December 31,
	2007	2006
Pension provision and similar obligations	$1,619,538	$1,889,796
Deferred rent – acquisition	316,643	616,643
Other miscellaneous	28,086	183,348
Total	$1,964,267	$2,689,787

NOTE 8 - SHAREHOLDERS’ EQUITY:

The Company suspended its distribution of cash dividends during fiscal year ended December 31, 2006. Therefore, no dividends were paid during the periods ending 2007 and 2006.

During 2000, the stockholders approved the Company’s 2000 Stock Option Plan. The 2000 Plan provides for the grant of Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) in compliance with the Code to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company's future growth and success. 1,500,000 shares of Common Stock are reserved for issuance upon the exercise of options under the 2000 Plan. Prior to 2000, the Company had established an Incentive Stock Option Plan under which options to purchase up to 1,750,000 shares of common stock were available to be granted to officers and other key employees.

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

F – 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 8 - SHAREHOLDERS’ EQUITY (Continued):

A summary of stock option activity, and related information for the years ended December 31, follows:

		Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2005	1,251,630	2.51

Weighted average fair value of options
granted during the year		1.04

Granted	1,305,000	2.48
Exercised	(6,000)	1.69
Canceled	(188,733)	2.84
Outstanding, December 31, 2006	2,361,897	2.47

Weighted average fair value of options
granted during the year		0.95

Granted	493,000	2.70
Exercised	(100,310)	2.13
Canceled	(85,600)	2.29
Outstanding, December 31, 2007	2,668,987	2.53

Options exercisable:
December 31, 2006	1,056,897	2.46
December 31, 2007	1,313,070	2.51

The options outstanding and exercisable as of December 31, 2007 are summarized as follows:

Range of	Weighted average	Options	Options	Weighted average
exercise prices	exercise price	Outstanding	Exercisable	remaining life
$1.69 - $2.25	$1.93	207,000	207,000	3.3 years
$2.28 - $3.13	$2.58	2,461,987	1,106,070	6.3 years
		2,668,987	1,313,070

The unearned compensation related to Company granted incentive stock options as of December 31, 2007 is $1,172,156.

The fair value of options awarded during 2007 was estimated on the date of grant using the Black-Scholes option-pricing model and included the following range of assumptions; dividend yield of 0%, risk-free interest rate of 4.7% to 5.0%, and expected option lives of 4 years. Volatility assumptions ranged from 57% to 58%. The forfeiture rate was assumed to be 0%.

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

For the years ended December 31, 2007 and 2006, no customer accounted for more than 3% of total sales.

In addition to its in-house sales staff, the Company uses various manufacturers’ representatives to sell its products. For the years ended December 31, 2007 and 2006, no representative accounted for more than 10% of total sales.

Regional Assets and Sales:

The Company, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	As of December 31,
Long-lived assets	2007	2006
United States	$5,365,285	$5,686,967
Europe	1,105,126	799,863
	$6,470,411	$6,486,830

	For the Twelve Months
	Ended December 31,
Revenues by Region	2007	2006
Americas	$24,560,835	$25,838,846
Europe, Middle East, Africa (EMEA)	23,356,704	19,895,845
Asia	8,684,511	8,028,558
	$56,602,050	$53,763,249

Purchases

In 2007 and 2006, one third-party supplier accounted for more than 20% and 19% of the Company’s total inventory purchases, respectively.

NOTE 10 - RETIREMENT PLANS:

The Company has a 401(k) profit sharing plan covering all eligible employees. Company contributions to the plan for the years ended December 31, 2007 and 2006 aggregated $344,716 and $257,435, respectively.

The Company also maintains a non-contributory, defined benefit pension plan covering 16 active and 29 former employees of our German subsidiary. The Company uses a December 31 measurement date for its defined benefit pension plan. The accumulated benefit obligation as of 2007 and 2006 was $1,937,842 and $2,225,491, respectively. As of December 31, 2007 and 2006, the pension liability of $1,619,538 and $1,889,796, respectively, was recorded in other long-term liabilities. There were no contributions made to this plan by the Company in 2007 and there are no plans to make any contributions in 2008.

The Company purchased life insurance to cover the actual net present value of the pension obligations. The cash surrender value of these insurance policies amounted to approximately $1,791,000 and $1,797,000 as of December 31, 2007 and 2006, respectively. The amounts are independent of the defined benefit plan and do not constitute assets of the plan.

F – 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 10 - RETIREMENT PLANS (Continued):

The funded status of the defined benefit plans is as follows:

	2007	2006
Change in projected benefit obligation:
Beginning of year	$2,260,259	$2,063,104
Service cost	38,510	48,246
Interest cost	97,933	92,169
Actuarial (gain)	(532,173)	(124,143)
Benefits paid and expenses	(85,678)	(55,307)
Effect of foreign currency translation	222,966	236,190
Projected benefit obligation at end of year	$2,001,817	$2,260,259

Change in fair value of plan assets:
Beginning of year	$370,463	$338,214
Actual return on plan assets	11,542	(10,802)
Employer contribution	-	-
Settlement of capital	(37,719)	-
Effect of foreign currency translation	37,993	43,051
Fair value of plan assets at end of year	$382,279	$370,463

	2007	2006
Excess of projected benefit obligation over fair value of plan
assets	$1,619,538	$1,889,796
Unrecognized gain	665,411	130,477
Accrued pension cost	$2,284,949	$2,020,273

Required incremental asset under SFAS No. 158	(665,411)	(130,477)
Accrued pension cost at end of period	$1,619,538	$1,889,796

The weighted average assumptions used to determine net pension cost and benefit obligations for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Discount rate – benefit obligation	4.50%	4.25%
Discount rate – pension cost	4.50%	4.25%
Expected long-term return on plan assets	3.00%	3.00%
Rate of compensation increase (Staff plan only)	2.00%	1.50%

The following table presents the components of net periodic pension cost for the years ended December 31, 2007 and 2006:

	2007	2006
Service cost	$38,510	$48,246
Interest cost	97,933	92,169
Expected return on plan assets	(11,542)	10,802
Recognized net actuarial (gain)	(2,761)	(21,605)
Net periodic pension expense	$122,140	$129,612

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

At December 31, 2007 and 2006, plan asset allocations by category were as follows:

Fixed income insurance annuities        100%

The following benefit payments are expected to be paid as follows:

2008	$87,870
2009	101,011
2010	108,641
2011	111,278
2012	113,361
2013-2017	636,661

NOTE 11 - INCOME TAXES:

The components of income tax expense (benefit) related to income are as follows:

	Year Ended December 31,
	2007	2006
Current:
Federal	$790,976	$766,263
State	392,280	361,000
Foreign	49,343	3,924
Deferred:
Federal	(513,116)	(219,456)
State	(34,500)	(23,326)
	$684,983	$888,405

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2007	2006
	% of	% of
	Pre Tax	Pre Tax
	Earnings	Earnings
Statutory federal income tax rate	34.0%	34.0%
State income tax net of federal tax benefit	6.3	5.1
Extraterritorial income exclusion	-	(3.2)
Utilization of net operating loss carry-forward	(10.8)	(5.9)
Valuation allowance	(2.8)	(0.8)
Over/under accrual adjustment	(2.2)	(6.6)
Other, including research and development
credit	(8.0)	(2.5)
	16.5%	20.1%

F – 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 11 - INCOME TAXES (Continued):

The components of deferred income taxes are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$44,070	$110,809
Allowances for doubtful accounts	32,191	80,033
Accrued bonus’	139,735	-
Tax effect of goodwill	191,884	294,588
Book depreciation over tax	115,795	47,780
Net operating loss carryforward	6,834,028	6,333,463
Other	-	(24,703)
	7,357,703	6,841,970
Valuation allowance for deferred tax assets	(6,350,228)	(6,064,026)
	$1,007,475	$777,944

Deferred tax liability due to acquisition	$4,066,216	$4,481,576

The Company has a domestic net operating loss carryforward at December 31, 2007 of approximately $1,800,000 which expires in 2013. The Company also has a foreign net operating loss carryforward at December 31, 2007 of approximately $19,800,000 which has no expiration.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2007. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2007.

The Company files income tax returns in the U.S. (federal and various states), German and French taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2005. The Company is no longer subject to tax examinations in Germany and France for periods before 2002.

The Company does not have any significant unrecognized tax benefits and does not anticipate significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts recognized for income tax related interest and penalties as a component of the provision for income taxes are immaterial for the years ended December 31, 2007 and 2006.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company provides one-year warranties on of all its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. The costs related to these warranties are not certain and cannot be reasonably estimated. In addition, based upon past experience, these costs have been minimal.

F – 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued):

Leases:

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant. The term of the lease agreement is for ten years beginning on October 1, 2001 and ending September 30, 2011 and can be renewed for one five-year period at fair market value to be determined at term expiration.

Additionally, the Company leases a 36,000 square foot facility located in Ismaning, Germany, which is currently being used as Willtek’s headquarters and manufacturing plant. The lease terminates on December 31, 2010 and can be renewed for two five-year periods twelve months prior to the end of the expiring term.

The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance. The future minimum lease payments are shown below:

2008	1,412,147
2009	1,225,451
2010	1,255,918
2011	367,030
2012	31,897
Thereafter	55,820
$4,348,263

Rent expense for the years ended December 31, 2007 and 2006 was $1,372,598 and $1,404,766, respectively.

On July 14, 1998 the Company entered into a 15-year lease for a 44,000 square foot facility located in Mahwah, New Jersey. This new facility was leased to serve as the headquarters and manufacturing plant for one of the Company’s divisions, which was sold in 1999. In December 1999, the Company exercised its option to purchase this building. The Company leases certain property to an unrelated third party. This lease, which terminates in 2013, provides for annual rental income of $385,992 throughout the lease term. The current tenant has an exclusive option to purchase the property, at a predetermined purchase price of approximately $3,500,000, up through August 1, 2012 during the lease term.

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2012. All leases may be renewed at the end of their respective leasing periods. Future payments consist of the following at December 31, 2007:

2008	$135,499
2009	73,316
2010	73,316
2011	73,316
2012	36,658
$392,105

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

F – 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Telecom Group, Inc.

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued):

Costs charged to operations in connection with the water management plan amounted to approximately $200 and $18,000 for the years ended December 31, 2007 and 2006, respectively. The Company estimates the expenditures in this regard for the fiscal year ending December 31, 2008 will amount to approximately $18,000. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

NOTE 13 - RELATED PARTY TRANSACTIONS:

The note payable-current amount of $4,621,050 at December 31, 2006 was paid to a shareholder, Investcorp Technology Ventures, on January 3, 2007. The total amount of this payment was for $5,372,464 which included the principal amount stated above plus interest payable on the note of $751,414. This interest payable was recorded in accrued expenses.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly financial data (in thousands, except per share amounts).

2007	Quarter
	1st	2nd	3rd	4th
Net sales	$14,129	$14,274	$13,992	$14,207
Gross profit	7,626	7,962	7,831	8,119
Operating income	790	742	744	887
Net income	663	1,004	942	848
Diluted net income per share	$.03	$.04	$.04	$.03

2006	Quarter
	1st	2nd	3rd	4th
Net sales	$13,823	$12,155	$13,658	$14,127
Gross profit	7,542	6,571	7,623	7,534
Operating income	1,152	494	1,225	1,316
Net income	1,016	190	1,128	1,190
Diluted net income per share	$.04	$.01	$.04	$.05

NOTE 15 - SUBSEQUENT EVENT:

On January 17, 2008 the Board of Directors authorized the repurchase of up to 5% of the Company’s common stock. During the first quarter of 2008, the Company has made purchases from time to time in the open market. The stock repurchase authorization does not have an expiration date and the timing and amount of shares repurchased will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. The stock repurchase program may be modified or discontinued at any time.

F – 22

WIRELESS TELECOM GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE TWO YEARS ENDED DECEMBER 31,

Allowance for doubtful accounts:

	Balance at
	Beginning of			Translation	Balance at
	year	Provisions	Deductions	adjustment	end of year
2007	$298,290	$160,315	$(326,901)	$7,849	$139,553
2006	377,543	201,991	(302,036)	20,792	298,290

Allowance for deferred tax valuation:

	Balance at
	beginning of			Translation	Balance at
	year	Provisions	Reductions	adjustment	end of year
2007	$6,064,026	$-	$(338,798)	$625,000	$6,350,228
2006	5,165,121	-	(106,095)	1,005,000	6,064,026

Reserves for inventories:

	Balance at
	beginning of			Translation	Balance at
	year	Provisions	Reductions	adjustment	end of year
2007	$3,532,260	$51,066	$(553,188)	$246,886	$3,277,024
2006	3,429,876	202,701	(369,206)	268,889	3,532,260

F – 23