Form 10-K/A
period 2007-12-31
WIRELESS TELECOM GROUP INC
filed 2008-04-30
CIK 878828

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

     The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by AMEX on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter: $59,948,519

     Number of non-affiliated shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 26, 2008: 19,232,442

DOCUMENTS INCORPORATED BY REFERENCE

None.

.

Explanatory Note

     Wireless Telecom Group, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year-ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 28, 2008 (the “Original Form 10-K”), solely to add information required in Part III (Items 10, 11, 12, 13; and 14) that was previously omitted in accordance with General Instruction G3. No other information in the Original Form 10-K has been affected by this Amendment No. 1 and the Company has not updated disclosures in this Amendment No. 1 to reflect any event subsequent to the Company's filing of the Original Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Set forth below are the names, ages and descriptions of the backgrounds, as of April 28, 2008, of each of the current directors and executive officers of the Company.

Name	Age	Position
Savio W. Tung	58	Chairman of the Board
James M. Johnson	53	Vice Chairman and Chief Executive Officer
Hazem Ben-Gacem(1)(2)(3)	38	Director
Henry L. Bachman(1)(2)(3)	78	Director
Paul Genova	52	President and Chief Financial Officer
Rick Mace(1)(3)	53	Director
Adrian Nemcek(1)(2)	61	Director
Joseph Garrity(2)(3)	52	Director
Lawrence Henderson	52	Senior Vice President of Global Customer
		Operations and Chief Marketing Officer
____________________

(1)	Member of Nominating and Governance Committee

(2)	Member of Compensation Committee

(3)	Member of Audit Committee

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

     Henry L. Bachman became a director of the Company in January 1999 and has a career of over 50 years in the electronics industry. From 1951 to 1996, Mr. Bachman served as Vice President of Hazeltine, a subsidiary of Marconi Aerospace Systems Inc., Advanced Systems Division, on a full-time basis and currently provides consulting services to them on a part-time basis. Mr. Bachman was President of The Institute of Electrical and Electronics Engineers (IEEE). Mr. Bachman has a Bachelor’s degree and Master of Science degree from Polytechnic University and completed the Advanced Management Program at Harvard Sloan School of management.

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

     Rick Mace was appointed a director of the Company on July 17, 2007. Mr. Mace is an experienced CEO and COO within the telecommunications and networking markets, with extensive experience with hardware/software and service business models. From April 2005 to the present, Mr. Mace has served as COO of Tekelec, Inc., which produces network signaling systems within telecommunications networks. He joined Tekelec as President and General Manager in October 2004 as part of the acquisition by Tekelec of Steleus Group, Inc., a communications software company for which he was CEO and Chairman of the Board from May 2000 until the aforementioned acquisition in October 2004. Prior to Steleus, Mr. Mace was President and CEO of PakNetX, Inc., which was acquired by Aspect Communications. Prior to PakNetX, Mr. Mace was CEO of Network Programs,Inc., which was acquired by DSET Corporation. Mr. Mace also served as Worldwide Vice President Marketing and Sales of Digital Equipment Corporations Service Division, and COO of Bell Atlantic Network Integration, Inc.

     Adrian Nemcek was appointed a director of the Company on July 17, 2007. Mr. Nemcek was President of the Motorola Networks business from January 2005 until his retirement in March 2006, and has 36 years of experience in the wireless industry. Mr. Nemcek expanded the scope of the Motorola Networks business to provide cellular radio access, IP networks, telco wireline access, WiMAX wireless access platforms, embedded communications and computer platforms, as well as providing customers with a services and applications management business focused in these areas. Prior to heading the Networks business, from August 2002 to December 2004, he served as Executive Vice President and led global sales and strategy functions for the Motorola Cellular Networks business following five years in Europe leading the GSM Systems business. Mr. Nemcek’s experience spans both the cellular and Private Mobile Radio (PMR) markets. He has successfully led product development for several generations of handheld and infrastructure communications products. Adrian's leadership spanned new technology development, supply chain, marketing and worldwide business line management. He currently serves on the HP Communications, Multi-Media and Entertainment Board of Advisors, the Illinois Institute of Technology (IIT) Board of Trustees, and the Auburn University Wireless Board of Advisors.

     Joseph Garrity was appointed a director of the Company on July 17, 2007. Mr. Garrity was Chief Financial Officer of 4 Kids Entertainment, a New York Stock Exchange publicly traded company, from 1991 to December 2005. In January 2006, Mr. Garrity became chairman of the board of trustees of a private college, and in January 2007 became partner in a capital investment fund. Mr. Garrity has 24 years experience in executive financial management and is a CPA. In 1994, he became an Executive Vice President and has served as a Director of the company. For more than six years prior to such time, Mr. Garrity was a Senior Audit Manager for Deloitte & Touche LLP.

     Lawrence Henderson has served as the Company’s Senior Vice President of Global Customer Operations and Chief Marketing Officer since February 2007. Prior to joining the Company, Mr. Henderson was General Manager and Vice President of Kodak Health Group, responsible for its medical imaging business for North America. Prior to this, Mr. Henderson was Vice President of Kodak's New Business Ventures and, before joining Kodak, was Vice President and General Manager of Motorola's System Integration and Service Group. Mr. Henderson's leadership experience includes senior positions within both private and public technology organizations focusing on business growth, solution selling, and technology development. Mr. Henderson received a B.S. degree in Physics and Mathematics from Westminster College and an M.S. degree in Electrical Engineering from the Illinois Institute of Technology.

     There are no family relationships among any of the current directors or executive officers of the Company.

Independence of Directors

     The Company’s board of directors has determined that all of the Company’s directors, except Mr. Tung, Mr. Ben-Gacem and Mr. Johnson, are currently “independent” in accordance with the applicable listing standards of the American Stock Exchange as currently in effect. Due to Messrs. Tung’s and Ben-Gacem’s affiliation with Investcorp, which owns approximately 25.2% of the Company’s Common Stock and has a significant business relationship with the Company, neither Mr. Tung nor Mr. Ben-Gacem are independent. Under applicable American Stock Exchange Rules, Mr. Johnson is not considered independent because he presently serves as the Company’s Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and the holders of greater than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish us with copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations from such executive officers, directors and stockholders with respect to the period from January 1, 2007 through December 31, 2007, the Company believes that the Company’s executive officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements.

Shareholder Nominations

     No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

     We have a standing audit committee of the board of directors. The current members of the audit committee are Joseph Garrity, Henry L. Bachman, Rick Mace and Hazem Ben-Gacem. The committee’s purpose is to assist the board of directors in overseeing our accounting and financial reporting processes and the audits of our financial statements. In addition, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm. The board of directors has determined that Mr. Garrity qualifies as an “audit committee financial expert,” as such term is defined in the rules of the Securities and Exchange Commission. Our board has also determined that each member of the audit committee, except for Mr. Ben-Gacem, qualifies as “independent” under Rule 10A-3 under the Securities Exchange Act of 1934 and Applicable American Stock Exchange rules.

Code of Business Conduct

     The Company’s board of directors has adopted a Code of Business Conduct and Ethics (the “Code”) that outlines the principles of legal and ethical business conduct under which the Company does business. The Code, which is applicable to all directors, employees and officers of the Company, is available at the Company’s website at www.wirelesstelecomgroup.com. Any substantive amendment or waiver of the Code may be made only by the Company’s board of directors or a committee of the board of directors, and will be promptly disclosed to the Company’s shareholders on its website. In addition, disclosure of any waiver of the Code will also be made by the filing of a Current Report on Form 8-K with the SEC.

Item 11. Executive Compensation

Summary Compensation Table for 2007 and 2006

     The table below summarizes the total compensation paid or earned by our Chief Executive Officer, our Chief Financial Officer and our Chief Marketing Officer. There were no other executive officers serving during 2007 or 2006 whose compensation would otherwise be required to be disclosed.

								Change in
								Pension Value
								and
								Non-Qualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Commission	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)(1)	($)(1)	($)	($)(2)	($)
James M. Johnson	2007	210,000		99,000		191,000			3,500	503.500
Vice Chairman and Chief Executive	2006	200,000		135,000		191,000			2,400	528,400
Officer

Paul Genova	2007	190,000		70,000		48,000			12,000	320,000
President and Chief Financial Officer	2006	180,000		64,000		34,000			17,000	295,000

Lawrence Henderson	2007	160,000	81,000	28,000		66,000			31,000	366,000
Senior Vice President of Global
Customer Operations and Chief
Marketing Officer
____________________

(1)	The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes during the twelve months ended December 31, 2007 and 2006 in accordance with SFAS No. 123(R) and thus include amounts from awards granted prior to 2006. Assumptions used in the calculation of this amount are included in Note 1 to the audited financial statements included in our annual report.

(2)	The amount shown in this column reflects for each named executive officer:

The total estimated value of the use of an automobile, the premium paid on group term life insurance and accidental death and dismemberment insurance, the matching contribution of the Wireless Telecom Group, Inc. 401(k) Profit Sharing Plan, and in the case of Mr. Henderson, the reimbursement of moving expenses.

No Employment and Severance Agreements

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

Compensation for the Named Executives in 2007

     Strength of Company performance. The specific compensation decisions made for each of the named executives for 2007 reflect the strong performance of the Company against key financial and operational measurements. A more detailed analysis of our financial and operational performance is contained in the Management’s Discussion & Analysis section of our 2007 Annual Report filed with the SEC.

     CEO compensation. In determining Mr. Johnson’s compensation for 2007, the Compensation Committee considered his performance against his financial, strategic and operational goals for the year. In the fiscal year ended December 31, 2007, Mr. Johnson received $210,000 in salary, $99,000 in bonuses and $3,500 in other compensation for his service as an executive officer of the Company. Mr. Johnson’s compensation for the 2007 fiscal year was based on qualitative managerial efforts and business ingenuity.

     CFO compensation. In determining Mr. Genova’s compensation for 2007, the Compensation Committee considered his performance against his financial, strategic and operational goals for the year. In the fiscal year ended December 31, 2007, Mr. Genova received $190,000 in salary, $70,000 in bonuses and $12,000 in other compensation for his service as an executive officer of the Company. Mr. Genova’s compensation for the 2007 fiscal year was based on qualitative managerial efforts and business ingenuity.

     CMO compensation. In determining Mr. Henderson’s compensation for 2007, the Compensation Committee considered his performance against his financial, strategic and operational goals for the year. In the fiscal year ended December 31, 2007, Mr. Henderson received $160,000 in salary, $81,000 in commission, $30,000 in bonuses and $31,000 in other compensation for his service as an executive officer of the Company. Mr. Henderson’s compensation for the 2007 fiscal year was based on qualitative managerial efforts and business ingenuity.

Equity awards

     The Company’s equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with our shareholders’ and retain the executives through the term of the awards. We consider the grant size and the appropriate combination of stock options when making award decisions. The amount of equity incentive compensation granted in 2007 was based upon the strategic, operational and financial performance of the Company overall and reflects the executives’ expected contributions to the Company’s future success. Existing ownership levels are not a factor in award determination, as we do not want to discourage executives from holding significant amounts of our stock.

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

     One of the named executives received grants of stock option awards in 2007. The stock options granted become exercisable in 4 equal annual installments beginning one year after the grant date and have a maximum ten-year term (see outstanding equity table below). We believe that this vesting schedule aids the Company in retaining executives and motivating longer-term performance. Under the terms of the Company’s long-term incentive plan, unvested stock options are forfeited if the executive voluntarily leaves the Company.

Outstanding Equity Awards at Fiscal Year-End 2007

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise
	(#)	(#)	Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date
James M. Johnson	250,000(a)		$2.70	1/23/2016
	166,667(b)	83,333	$2.70	1/23/2016
Paul Genova	80,000(c)	40,000	$2.72	4/18/2016
	50,000(d)		$2.37	10/10/2013
	50,000(e)		$2.99	5/21/2014
	30,000(f)		$2.75	10/22/2014
Lawrence Henderson	62,500(g)	187,500	$2.40	2/7/2017

____________________

       (a)       250,000 common share options granted on 1/23/2006; fully vested.

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

       (g)       250,000 common share options granted on 2/7/2007; which vest over a four-year period.

Option Exercises for 2007

     None of the named executive officers exercised stock options during 2007.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     Except as set forth below, the Company currently does not have any employment contracts or other similar agreements or arrangements with any of its executive officers.

     Johnson Employment Agreement The Company and James M. Johnson, the Company’s Vice Chairman and Chief Executive Officer, executed an employment agreement on January 23, 2006 (the “Johnson Employment Agreement”). Under the terms of the Johnson Employment Agreement, Mr. Johnson will receive an annual base salary of $200,000, and will be entitled to receive an annual bonus, in the Company’s sole discretion, in the amount of up to $225,000, which will be determined based on achieving a certain minimum revenue and profit compounded annual growth rate. Mr. Johnson will be eligible to receive qualified stock options to purchase up to 500,000 shares of the Company’s Common Stock, which will vest 50% in 2008 and 50% in 2009, subject to accelerated vesting upon a change-in-control of the Company at an exercise price of $2.68 per share, the opening price of the Company’s Common Stock as reported by the American Stock Exchange on January 23, 2006. Mr. Johnson will also be entitled to reimbursement of his relocation expenses up to $75,000, as and when actually accrued upon presentation of detailed receipts therefor.

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

     Henderson Severance Agreement The Company and Lawrence Henderson, the Company’s Senior Vice President of Global Customer Operations and Chief Marketing Officer, executed the Henderson Severance Agreement on February 6, 2007. The Henderson Severance Agreement provides that if Mr. Henderson’s employment is terminated by the Company due to a change in control of the Company, or if Mr. Henderson terminates his employment for ‘‘good reason,’’ associated with a change in control of the Company then Mr. Henderson will be entitled to receive at the sole discretion of the Company, a severance payment in the amount of 75% of Mr. Henderson’s annual base salary at his regular rate of base pay then in effect. Should Mr. Henderson voluntarily terminate his employment with Wireless Telecom Group, Inc., or should Mr. Henderson’s employment be terminated for cause, as defined below, Mr. Henderson will forgo this and all payments of severance and shall be entitled to no further compensation, benefits or obligations from the Company. This offer of a severance benefit in no way implies a contract of employment. Mr. Henderson’s employment with Wireless Telecom Group, Inc. its’ subsidiaries, and holdings remains at-will. Under the terms of the Severance Agreement, ‘‘cause’’ means the occurrence of any one or more of the following: (i) fraud, embezzlement and /or misappropriation of the Company’s (or any successor’s) funds; (ii) gross or willful misconduct by Mr. Henderson in the performance of his duties; (iii) a material violation of the Company’s (or any successor’s) Code of Conduct; or (iv) a conviction by, or entry or a plea of guilty or nolo contendre in, a court of competent jurisdiction for any crime which constitutes a felony or act or moral turpitude in the jurisdiction involved; and ‘‘good reason’’ means (i) the assignment to Mr. Henderson of duties materially and adversely inconsistent with his position, title, duties, responsibilities or status with the Company as an officer of the Company, (ii) any removal of Mr. Henderson from, or any failure to re-elect Mr. Henderson as an officer of the Company, (iii) a reduction in Mr. Henderson’s salary, or (iv) relocation of Mr. Henderson’s principal place of employment to a place more than thirty (30) miles from its current location, in each case without your written consent.

Director Compensation for 2007

	Fees Earned or	Option	All Other
	Paid in Cash	Awards	Compensation	Total
	($)	($) (b)	($)	($)
Savio W. Tung	11,500			11,500
James M. Johnson (a)	-	-	-	-
Hazem Ben-Gacem			24,204	24,204
Henry L. Bachman	14,750			14,750
Joseph Garrity	10,000	12,365		22,365
Rick Mace	8,500	12,365		20,865
Adrian Nemcek	9,759	12,365		22,124
____________________

(a)	Mr. Johnson does not receive compensation in his capacity as director, but his compensation as a named executive officer is disclosed above.

(b)	Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2007 for outstanding stock options in accordance with FAS 123R. Our non-employee directors held the following unexercised options at fiscal year end 2007:

	Number of Securities	Number of Securities
	Underlying	Underlying	Option	Option
	Unexercised Options	Unexercised Options	Exercise	Expiration
Name	(#) Exercisable	(#) Unexercisable	Price ($)	Date
Savio W. Tung	-	-	-	-
James M. Johnson	416,667	83,333	$2.70	1/23/2016
Hazem Ben-Gacem	-	-	-	-
Henry L. Bachman	68,000	-	$1.69	4/16/2009
Joseph Garrity	-	80,000	$3.02	7/17/2017
Rick Mace	-	80,000	$3.02	7/17/2017
Adrian Nemcek	-	80,000	$3.02	7/17/2017

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding the Company’s Common Stock owned as of April 28, 2008 by (i) each person who is known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director and director nominee and each of the Company’s current executive officers, and (iii) all executive officers and directors as a group without naming them. Except as otherwise set forth below, the address of each such person is c/o Wireless Telecom Group, Inc., 25 Eastmans Road, Parsippany, New Jersey, 07054. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 28, 2008, are deemed outstanding; however, such shares are not deemed outstanding for purposes of computing the ownership percentage of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Amount and Nature of
Names and Addresses	Beneficial Ownership (1)	Percentage Owned (2)
Savio W. Tung (3)	6,472,667	25.2%

Lawrence Henderson (4)	82,500	*

Henry Bachman (5)	81,000	*

Hazem Ben-Gacem (6)	6,472,667	25.2%

Paul Genova (7)	215,000	*

James M. Johnson (8)	451,567	1.8%

All executive officers and directors	7,302,734	28.5%
as a group (5 persons) (9)

FMR Corp.	1,717,712	6.7%
82 Devonshire Street
Boston, MA 02109 (10)

Damany Holding Gmbh (11)	1,266,290	4.9%
Gutenbergstrasse 2-4
85737
Ismaning, Germany

Investcorp Technology	6,472,667	25.2%
Ventures, L.P. (12)
P.O. Box 1111
West Wind Building
Georgetown, Grand Cayman
Cayman Islands, BWI
____________________

*	Less than one percent.

(1)	Except as otherwise set forth in the footnotes below, all shares are beneficially owned, and the sole voting and investment power is held by the persons named.

(2)	Based upon 25,660,203 shares of Common Stock outstanding as of April 28, 2008.

(3)	Represents 6,472,667 shares of Common Stock beneficially owned by Investcorp. Mr. Tung disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(4)	Ownership includes 20,000 shares of Common Stock and 62,500 shares of Common Stock subject to options. Excludes 187,500 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of this 10-K/A filing date.

(5)	Ownership includes 13,000 shares of Common Stock and 68,000 shares of Common Stock subject to options.

(6)	Represents 6,472,667 shares of Common Stock beneficially owned by Investcorp. Mr. Ben-Gacem disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(7)	Ownership includes 5,000 shares of Common Stock and 210,000 shares of Common Stock subject to options. Excludes 40,000 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of this 10-K/A filing date.

(8)	Ownership includes 34,900 shares of Common Stock and 416,667 shares of Common Stock subject to options. Excludes 83,333 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of this 10-K/A filing date.

(9)	Ownership consists of 6,545,567 shares of the Company’s Common Stock and 757,167 shares of Common Stock issuable upon the exercise of options.

(10)	Based on information set forth in Schedule 13-G/A, dated February 14, 2007, filed with the Commission on February 14, 2007.

(11)	Based on information set forth in Schedule 13D, dated July 1, 2005, filed with the Commission on July 11, 2005.

(12)	Based on information set forth in Schedule 13D, dated July 1, 2005, filed with the Commission on July 11, 2005.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

     Fees for audit services totaled approximately $168,000 in 2007 and approximately $213,000 in 2006, including fees associated with the annual audit of the Company’s financial statements and the reviews of the Company’s quarterly reports on Form 10-Q. Audit fees in 2006 include services performed by the Company’s former principal auditors Lazar Levine & Felix, LLP.

Audit-Related Fees

     Fees in 2007 for audit-related services performed by PKF, the Company’s current principal auditors, totaled approximately $15,000. Fees in 2006 for audit-related services performed by Lazar Levine & Felix, LLP also totaled approximately $15,000. For both 2007 and 2006, the nature of these services related to the audit of the Company’s employee benefit plan (401K Plan).

Tax Fees

     Fees for tax services, including tax compliance, tax advice, and tax planning, totaled approximately $46,000 and $38,000 in 2007 and 2006, respectively.

All Other Fees

     The Company did not engage its current or former principal accountants to provide assurance services during the years ended December 31, 2007 or 2006. Therefore, there were no fees billed for services of that type.

S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: April 29, 2008	By: /s/ James M. Johnson
James M. Johnson
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

/s/	Savio Tung	Chairman of the Board	April 29, 2008
Savio Tung

/s/	James M. Johnson	Chief Executive Officer and Vice	April 29, 2008
James M. Johnson		Chairman of the Board

/s/	Paul Genova	President, Chief Financial Officer	April 29, 2008
Paul Genova

Director
/s/	Henry Bachman		April 29, 2008
Henry Bachman

/s/	Rick Mace	Director	April 29, 2008
Rick Mace

/s/	Adrian Nemcek	Director	April 29, 2008
Adrian Nemcek

/s/	Joseph Garrity	Director	April 29, 2008
Joseph Garrity

s/ Hazem Ben-Gacem		Director	April 29, 2008
Hazem Ben-Gacem

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:	April 29, 2008
/s/ James M. Johnson
James M. Johnson
Chief Executive Officer
(Principal Executive Officer)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: April 29, 2008
/s/ Paul Genova
Paul Genova
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K/A of Wireless Telecom Group, Inc. (the “Company”) for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James M. Johnson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James M. Johnson
James M. Johnson
Chief Executive Officer
April 29, 2008

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C., § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

A signed original of this written statement required by Section 906 has been provided to Wireless Telecom Group, Inc. and will be retained by Wireless Telecom Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K/A of Wireless Telecom Group, Inc. (the “Company”) for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul Genova, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Paul Genova
Paul Genova
Chief Financial Officer
April 29, 2008

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C., § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

A signed original of this written statement required by Section 906 has been provided to Wireless Telecom Group, Inc. and will be retained by Wireless Telecom Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.