Form 10-Q
period 2008-03-31
WIRELESS TELECOM GROUP INC
filed 2008-05-15
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________________________

Commission file number
1-11916

_____________

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

_____________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (see the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Number of shares of Common Stock outstanding as of May 13, 2008: 25,658,203
Number of non-affiliated shares of Common Stock outstanding as of May 13, 2008: 19,112,637

WIRELESS TELECOM GROUP, INC.

Table of Contents

PART I. FINANCIAL INFORMATION	Page(s)

Item 1 -- Consolidated Financial Statements:

Condensed Balance Sheets as of March 31, 2008 (unaudited)
and December 31, 2007	3

Condensed Statements of Operations for the Three Months
Ended March 31, 2008 (unaudited) and 2007 (unaudited)	4

Condensed Statements of Cash Flows for the Three Months
Ended March 31, 2008 (unaudited) and 2007 (unaudited)	5

Notes to Interim Condensed Financial Statements (unaudited)	6 - 12

Item 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations	13 – 16

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk	17

Item 4 -- Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings	18

Item 1A – Risk Factors	18

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3 -- Defaults upon Senior Securities	18

Item 4 -- Submission of Matters to a Vote of Security Holders	18

Item 5 -- Other Information	18

Item 6 – Exhibits	18

Signatures	19

Exhibit Index	20

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -

	March 31,	DECEMBER 31,
	2008	2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,287,948	$10,387,250
Accounts receivable - net of allowance for doubtful accounts of
$172,873 and $139,553 for 2008 and 2007, respectively	9,347,260	9,273,360
Inventories	10,613,783	11,655,819
Deferred income taxes-current	166,180	121,581
Prepaid expenses and other current assets	1,014,229	961,151
TOTAL CURRENT ASSETS	31,429,400	32,399,161
PROPERTY, PLANT AND EQUIPMENT - NET	6,376,054	6,470,411
OTHER ASSETS:
Goodwill	24,113,284	24,113,284
Other intangible assets - net	11,255,000	11,550,000
Deferred income taxes - non-current	633,090	885,894
Cash surrender value of foreign pension insurance and other assets	4,574,145	4,275,527
TOTAL OTHER ASSETS	40,575,519	40,824,705
TOTAL ASSETS	$78,380,973	$79,694,277

- LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable	$2,479,807	$3,234,060
Accrued expenses and other current liabilities	3,992,482	3,363,578
Current portion of note payable - bank	206,822	192,803
Income tax payable	118,355	148,256
Current portion of mortgage payable	55,554	54,517
TOTAL CURRENT LIABILITIES	6,853,020	6,993,214
LONG TERM LIABILITIES:
Notes payable - bank	2,275,042	2,120,828
Deferred income taxes	3,962,376	4,066,216
Mortgage payable	2,879,146	2,893,429
Deferred rent payable	104,646	105,640
Provision for pension liability and other long term liabilities	2,010,088	1,964,267
TOTAL LONG TERM LIABILITIES	11,231,298	11,150,380
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861 shares issued for 2008 and 2007, 25,756,908 and
25,954,161 shares outstanding for 2008 and 2007, respectively	287,539	287,539
Additional paid-in-capital	36,903,829	36,785,310
Retained earnings	30,689,017	31,217,993
Accumulated other comprehensive income (loss)	(182,362)	328,770
Treasury stock at cost, 2,996,953 and 2,799,700 shares for 2008	-	-
and 2007, respectively	(7,401,368)	(7,068 ,929)
TOTAL SHAREHOLDERS' EQUITY	60,296,655	61,550 ,683
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$78,380,973	$79,694 ,277

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months
	Ended March 31,
	2008	2007

NET SALES	$12,988,564	$14,128,607

COST OF SALES	6,822,842	6,502,916

GROSS PROFIT	6,165,722	7,625,691

OPERATING EXPENSES
Research and development	1,872,203	2,038,562
Sales and marketing	2,833,890	3,000,249
General and administrative	2,017,031	1,797,246
TOTAL OPERATING EXPENSES	6,723,124	6,836,057

OPERATING INCOME (LOSS)	(557,402)	789,634

OTHER (INCOME) EXPENSE
Interest (income)	(107,404)	(122,679)
Interest expense	55,637	56,599
Other (income) - net	(171,238)	(8,325)
TOTAL OTHER (INCOME) EXPENSE	(223,005)	(74,405)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(334,397)	864,039

PROVISION FOR INCOME TAXES	194,579	200,796

NET INCOME (LOSS)	$(528,976)	$663,243

NET INCOME (LOSS) PER COMMON
SHARE:

BASIC	$(0.02)	$0.03

DILUTED	$(0.02)	$0.03

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(528,976)	$663,243
Adjustments to reconcile net (loss) income to net cash
provided by (used for) operating activities:
Depreciation and amortization	243,599	261,343
Amortization of purchased intangibles - net	231,388	220,000
Stock compensation expense	118,519	123,740
Deferred rent	(994)	(24,006)
Deferred income taxes	104,365	(103,840)
Provision for (recovery from) losses on accounts receivable	29,763	(3,965)
Changes in assets and liabilities:
Accounts receivable	426,082	465,623
Inventory	1,245,513	(298,679)
Prepaid expenses and other assets	12,150	136,459
Accounts payable and accrued expenses	(1,606,498)	(2,219,298)
Pension liability and other long-term liabilities	963	(134,091)
Income taxes payable	(29,901)	(20,000)
Net cash provided by (used for) operating activities	245,973	(933,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(87,846)	(213,581)
Proceeds from dispositions of property, plant and equipment	15,147	-
Net cash (used for) investing activities	(72,699)	(213,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(13,246)	(12,284)
Acquisition of treasury stock	(332,439)	-
(Decrease) in note payable to shareholder	-	(4,621,050)
Proceeds from bank loan	-	20,735
Net cash (used for) financing activities	(345,685)	(4,612,599)

Effect of foreign currency on cash and cash equivalents	73,109	34,391

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(99,302)	(5,725,260)

Cash and cash equivalents, at beginning of period	10,387,250	15,683,411

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$10,287,948	$9,958,151

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$120,000	$353,242
Interest	$55,955	$57,290

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed, consolidated balance sheet as of March 31, 2008 and the condensed, consolidated statements of operations for the three month periods ended March 31, 2008 and 2007 and the condensed, consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 2007. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

The results of operations for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

Certain prior period information has been reclassified to conform to the current period’s reporting presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company is in the process of evaluating the impact, if any, of SFAS 162 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning in fiscal 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141 (revised 2007), “Business Combinations,” and (b.) No. 160 “Non-controlling Interests in Consolidated Financial Statements.” These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141(R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.) SFAS No. 141(R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from bargain purchase.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company had no adjustment as a result of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company's consolidated results of operations and financial condition.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – INCOME TAXES

The Company records deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The income tax provision for the quarter ended March 31, 2008 results from operating income derived from the Company’s U.S. business entities and the net reduction of certain deferred tax benefits.

NOTE 4 - INCOME PER COMMON SHARE

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated by using the weighted average number of shares of common stock outstanding and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method.

	Three Months Ended
	March 31,
	2008	2007
Weighted average common shares outstanding	25,868,703	25,853,851
Potentially dilutive stock options	-	115,938
Weighted average common shares outstanding,
assuming dilution	25,868,703	25,969,789

Common stock options were not included in the diluted earnings per share calculation for the three months ended March 31, 2008 because the various option exercise prices were greater than the average market price of the common shares for the period presented. The number of potentially dilutive shares not included in diluted earnings per share for the three months ended March 31, 2008 and 2007 was 2,667,646 and 1,299,587, respectively.

NOTE 5 – SHAREHOLDERS’ EQUITY

On January 17, 2008 the Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. During the three months ended March 31, 2008, the Company has made purchases from time to time in the open market. The stock repurchase authorization does not have an expiration date and the timing and amount of shares repurchased will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. As of March 31, 2008, the Company has repurchased 197,253 shares at a cost of $332,439. Subsequent to March 31, 2008, the Company purchased an additional 98,705 shares at a cost of $145,447.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY (Continued)

Comprehensive income (loss) represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the first three months of 2008 and fiscal year ended December 31, 2007, the components of other comprehensive income (loss) were accrued pension costs resulting from the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and foreign currency translation gains and losses. The net amounts included in other comprehensive income (loss) at March 31, 2008 and December 31, 2007 was $(182,362) and $328,770, respectively.

NOTE 6 – NOTE PAYABLE: SHAREHOLDER

The note payable-current amount of $4,621,050 at December 31, 2006 was paid to a shareholder, Investcorp Technology Ventures, on January 3, 2007. The total amount of this payment was for $5,372,464, which included the principal amount stated above plus interest payable on the note of $751,414.

NOTE 7 – INVENTORIES

Inventory carrying value is net of inventory reserves of $3,321,762 and $3,089,829 at March 31, 2008 and December 31, 2007, respectively.

Inventories consist of:	March 31,	December 31,
	2008	2007

Raw materials	$5,988,920	$6,265,451
Work-in-process	2,891,868	3,274,550
Finished goods	1,732,995	2,115,818
	$10,613,783	$11,655,819

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

The following table discloses the Company’s intangible assets by classification and presents each intangible asset class at their original cost less accumulated amortization as of March 31, 2008:

		Accumulated
Intangibles	Cost	Amortization	Net
Customer relationships	$10,900,000	$1,998,333	$8,901,667
Trade names and trademarks	2,000,000	366,667	1,633,333
Developed technology	1,600,000	880,000	720,000
	$14,500,000	$3,245,000	$11,255,000

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The estimated annual amortization expense of intangible assets for the current and each of the four succeeding fiscal years is as follows:

	2008	2009	2010	2011	2012
Customer relationships	$726,667	$726,667	$726,667	$726,667	$726,667
Trade names and trademarks	133,333	133,333	133,333	133,333	133,333
Developed technology	320,000	320,000	160,000	-	-
	$1,180,000	$1,180,000	$1,120,000	$860,000	$860,000

Amortization expense of intangible assets was $295,000 for the three months ended March 2008 and 2007.

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the provisions of SFAS 123(R), “Share-Based Payment”. The Company's results for the three-month periods ended March 31, 2008 and 2007 include share-based compensation expense totaling $118,519 and $123,740, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. The weighted average estimated fair value of stock options granted in the three-months ended March 31, 2007 was $1.16. The Company did not grant stock options during the first quarter of 2008.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the options granted during 2007, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. treasury yield curve rate in effect at the time of grant for periods similar to the expected option life.

The assumptions are as follows:

	Three Months Ended
	March 31,
	2008	2007
Expected term (in years)	-	4.0
Expected volatility	-	56.8%
Expected dividend yield	-	0.0%
Risk-free interest rate	-	4.8%

Due to the Company’s limited history with respect to forfeitures of incentive stock options, there is no estimate of expired or cancelled options included in the above option valuation.

During the first three months of 2007, the Company granted 253,000, options under the Plan at an exercise price of $2.40.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS (Continued)

The following table represents our stock options granted, exercised, forfeited and cancelled during the first quarter of 2008:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price per	Contractual
	Shares	share	Term	Value
Stock Options
Outstanding at January 1, 2008	2,668,987	$2.53
Granted	-
Exercised	-
Forfeited	(22,500)
Cancelled	(9,500)	2.30
Outstanding at March 31, 2008	2,636,987	$2.53	5.4	-

Exercisable at March 31, 2008	1,552,654	$2.53	3.5	-

The Company’s Amended and Restated 2000 Stock Option Plan, which authorizes the granting of options relating to an additional 2,000,000 shares of common stock, was approved by shareholder vote. No options were exercised during the three months ended March 31, 2008 and 2007.

The unearned compensation related to Company granted incentive stock options as of March 31, 2008 is $1,053,637.

NOTE 10 – SEGMENT INFORMATION: REGIONAL ASSETS AND SALES

The Company, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

Property, Plant and Equipment - net	As of March 31,	As of December 31,
	2008	2007
United States	$5,263,821	$5,365,285
Europe	1,112,233	1,105,126
	$6,376,054	$6,470,411

	For the Three Months
	Ended March 31,
Revenues by region	2008	2007
Americas	$6,682,274	$6,548,258
Europe, Middle East, Africa (EMEA)	5,109,893	5,561,416
Asia	1,196,397	1,928,933
	$12,988,564	$14,128,607

Net sales are attributable to a geographic area based on the destination of the product shipment.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - SUBSEQUENT EVENTS

Performance-based stock options

On April 11, 2008, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based stock options to each of Messrs. James M. Johnson, the Company’s Chief Executive Officer, Paul Genova, the Company’s President and Chief Financial Officer and Lawrence D. Henderson, the Company’s Senior Vice President of Global Customer Operations and Chief Marketing Officer. Accordingly, the Company entered into stock option agreements dated as of April 11, 2008, with each of Messrs. Johnson, Genova and Henderson, pursuant to which Mr. Johnson was awarded options to purchase up to 540,000 shares of the Company’s common stock, Mr. Genova was awarded options to purchase up to 220,000 shares of the Company’s common stock, and Mr. Henderson was awarded options to purchase up to 120,000 shares of the Company’s common stock, respectively, at an exercise price of $1.42 per share, representing a 5% premium over the closing price of the Company’s common stock reported on the American Stock Exchange on April 11, 2008, the date of grant.

Under the terms of the stock option agreements, provided the executive remains in the continuous service of the Company at such times, the options will fully vest and become exercisable upon the earlier to occur of (a) the date on which the Board shall have determined that both of the following shall have occurred in any one fiscal year after the fiscal year ending December 31, 2007: (1) the Company’s consolidated operating income for such fiscal year shall have increased by 25% as compared to the Company’s consolidated operating income for its fiscal year ended December 31, 2007 (i.e., it shall have exceeded approximately $3,950,000) and (2) the Company’s consolidated net sales for such fiscal year shall have increased by 15% as compared to the Company’s consolidated net sales for its fiscal year ended December 31, 2007 (i.e., it shall have exceeded approximately $65,000,000) or (b) the date on which a “Change-of-Control” (as defined in the option agreements) of the Company is consummated, provided that all consideration in exchange therefor to which the executive may become entitled as a result of such Change-of-Control of the Company shall not be delivered to the executive until the earlier of (i) the date on which the executive’s employment with the Company is “Involuntarily Terminated” (as defined in the option agreements) following the consummation of such Change-of-Control or (ii) the date that is six months next following the date on which such Change-of-Control is consummated.

Recovery of investment write-down

In May 2008, the Company received a payment of $250,000 which represents a 50% recovery of a preferred stock investment previously written-off in a prior period. This partial recovery will result in the realization of a non-operating gain and will be recorded as other income in the second quarter of 2008.

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

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and as of December 31, 2007 (ii) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2008 (unaudited) and 2007 (unaudited) and (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 (unaudited) and 2007 (unaudited).

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation

The Company follows the provisions of SFAS 123(R), “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the options granted during 2007, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to the Company’s limited history with respect to forfeitures of incentive stock options, there is no estimate of expired or cancelled options included in the above option valuation.

Revenue Recognition

Revenue, including shipping and handling fees, is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis. There are no special post shipment obligations or acceptance provisions that exist with any sales arrangements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

For the three months ended March 31, 2008 as compared to the corresponding period of the previous year, net sales decreased to approximately $12,989,000 from approximately $14,129,000 a decrease of approximately $1,140,000 or 8%. The decrease is primarily due an overall softness in the wireless handset market.

Gross profit on net sales for the three months ended March 31, 2008 was approximately $6,166,000 or 47.5% as compared to approximately $7,626,000 or 54.0% of net sales for the three months ended March 31, 2007. Gross profit margins are lower primarily due to decreased revenue volume during the quarter ended March 31, 2008, particularly in the Company’s foreign subsidiary, compounded by relatively fixed labor and direct overhead costs. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the three months ended March 31, 2008 were approximately $6,723,000 or 52% of net sales as compared to approximately $6,836,000 or 48% of net sales for the three months ended March 31, 2007. Operating expenses are lower due to decreases in both research and development expenses and sales and marketing expenses, partially off-set by an increase in general and administrative expenses. During the first quarter of 2008, the Company implemented a cost reduction plan to bring operations spending more closely in line with near-term market conditions.

Interest income decreased by approximately $15,000 for the three months ended March 31, 2008 as compared to the corresponding period of the previous year. This decrease was primarily due to a lower investment balance, and consequently lower returns, in a working capital management account. This investment balance is classified as cash equivalents, due to the fact that they are highly liquid and readily convertible to cash and can be liquidated by the Company on a short-term basis.

For the three months ended March 31, 2008, other income increased by approximately $163,000. This increase was primarily due to non-operating income relating to foreign currency gain.

For the three months ended March 31, 2008, the Company realized a net (loss) of approximately $(529,000), or $(.02) per share basic and diluted, as compared to net income of approximately $663,000, or $.03 per share basic and diluted for the three months ended March 31, 2007. The explanation of the change in net income (loss) can be derived from the analysis given above of operations for the three-month periods ending March 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has decreased by approximately $830,000 to approximately $24,576,000 at March 31, 2008, from approximately $25,406,000 at December 31, 2007. At March 31, 2008 and December 31, 2007, the Company had current ratios of 4.6 to 1, and ratios of debt to tangible net worth of .7 to 1.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company realized cash from operating activities of approximately $246,000 for the three-month period ending March 31, 2008. The primary source of this cash was provided by a decrease in inventory of approximately $1,246,000, a decrease in accounts receivable of approximately $426,000, a non-cash adjustment for amortization of intangible assets of approximately $231,000, and a non-cash adjustment for depreciation and amortization of approximately $244,000, partially off-set by a decrease in accounts payable and accrued expenses of approximately $1,606,000, and a loss from operations of approximately $529,000.

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

Net cash used for investing activities for the three months ended March 31, 2008 was approximately $73,000. The use of these funds was for capital expenditures of approximately $88,000, off-set by proceeds from dispositions of property, plant and equipment of approximately $15,000. For the three months ended 2007, net cash used for investing activities was approximately $214,000. The use of these funds was for capital expenditures.

Cash used for financing activities for the three months ended March 31, 2008 was approximately $346,000. The primary use of these funds was for the acquisition of treasury stock of approximately $332,000 and the payments of a mortgage note. Cash used for financing activities for the three months ended March 31, 2007 was approximately $4,613,000. The primary use of these funds was due to a decrease in the note payable to Investcorp of approximately $4,621,000, partially offset by proceeds from a bank loan of approximately $21,000.

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

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to Wireless Telecom Group, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

Item 1A. RISK FACTORS

The Company is not aware of any material changes from risk factors as previously disclosed in its Form 10-K for the year ended December 31, 2007.

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

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: May 14, 2008	/S/James M. Johnson
James M. Johnson
Chief Executive Officer

Date: May 14, 2008	/S/Paul Genova
Paul Genova
President, Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

11.1	Computation of per share earnings

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)