Form 10-Q
period 2008-06-30
WIRELESS TELECOM GROUP INC
filed 2008-08-13
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number

1-11916

WIRELESS TELECOM GROUP, INC.

(Exact name of registrant as specified in its charter)

New Jersey (State or Other Jurisdiction of Incorporation or Organization)	22-2582295 (I.R.S. Employer Identification No.)

25 Eastmans Road Parsippany, New Jersey (Address of Principal Executive Offices)	07054 (Zip Code)

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of Common Stock outstanding as of August 12, 2008: 25,658,203

Number of non-affiliated shares of Common Stock outstanding as of August 12, 2008: 19,112,637

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	DECEMBER 31, 2007

	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$11,155,617	$10,387,250
Accounts receivable - net of allowance for doubtful accounts of $124,135 and $139,553 for 2008 and 2007, respectively	8,255,149	9,273,360
Inventories	9,529,191	11,655,819
Deferred income taxes-current	161,410	121,581
Prepaid expenses and other current assets	1,237,491	961,151

TOTAL CURRENT ASSETS	30,338,858	32,399,161

PROPERTY, PLANT AND EQUIPMENT - NET	6,313,469	6,470,411

OTHER ASSETS:
Goodwill	24,113,284	24,113,284
Other intangible assets - net	10,960,000	11,550,000
Deferred income taxes - non-current	590,495	885,894
Cash surrender value of foreign pension insurance and other assets	4,724,002	4,275,527

TOTAL OTHER ASSETS	40,387,781	40,824,705

TOTAL ASSETS	$77,040,108	$79,694,277

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$2,854,054	$3,234,060
Accrued expenses and other current liabilities	3,114,606	3,363,578
Current portion of note payable - bank	413,618	192,803
Income tax payable	—	148,256
Current portion of mortgage payable	56,610	54,517

TOTAL CURRENT LIABILITIES	6,438,888	6,993,214

LONG TERM LIABILITIES:
Notes payable - bank	2,068,089	2,120,828
Deferred income taxes	3,858,536	4,066,216
Mortgage payable	2,864,591	2,893,429
Deferred rent payable	103,652	105,640
Provision for pension liability and other long term liabilities	1,935,989	1,964,267

TOTAL LONG TERM LIABILITIES	10,830,857	11,150,380

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861 shares issued for 2008 and 2007, 25,658,203 and 25,954,161 shares outstanding for 2008 and 2007, respectively	287,539	287,539
Additional paid-in-capital	37,022,348	36,785,310
Retained earnings	29,699,200	31,217,993
Accumulated other comprehensive income	308,090	328,770
Treasury stock at cost, 3,095,658 and 2,799,700 shares for 2008	—	—
and 2007, respectively	(7,546,814)	(7,068,929)

TOTAL SHAREHOLDERS’ EQUITY	59,770,363	61,550,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,040,108	$79,694,277

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007

NET SALES	$13,007,863	$14,274,247	$25,996,427	$28,402,854

COST OF SALES	6,793,331	6,312,152	13,616,173	12,815,069

GROSS PROFIT	6,214,532	7,962,095	12,380,254	15,587,785
OPERATING EXPENSES
Research and development	2,047,877	2,247,836	3,920,081	4,286,398
Sales and marketing	2,949,838	3,149,154	5,783,728	6,149,403
General and administrative	2,284,130	1,823,144	4,301,161	3,620,390

TOTAL OPERATING EXPENSES	7,281,845	7,220,134	14,004,970	14,056,191

OPERATING INCOME (LOSS)	(1,067,313)	741,961	(1,624,716)	1,531,594
OTHER (INCOME) EXPENSE
Interest (income)	(83,808)	(100,413)	(191,212)	(186,580)
Interest expense	55,385	56,365	111,022	112,964
Other (income) - net	(291,923)	(429,727)	(463,161)	(474,565)

TOTAL OTHER (INCOME) EXPENSE	(320,346)	(473,775)	(543,351)	(548,181)

INCOME (LOSS) BEFORE INCOME TAXES	(746,967)	1,215,736	(1,081,365)	2,079,775
PROVISION FOR INCOME TAXES	242,849	211,989	437,428	412,785

NET INCOME (LOSS)	$(989,816)	$1,003,747	$(1,518,793)	$1,666,990

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$(0.04)	$0.04	$(0.06)	$0.06

DILUTED	$(0.04)	$0.04	$(0.06)	$0.06

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,518,793)	$1,666,990
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	520,532	490,725
Amortization of purchased intangibles - net	440,000	440,000
Stock compensation expense	237,038	247,480
Deferred rent	(1,988)	(19,287)
Deferred income taxes	47,890	(207,680)
Recovery from losses on accounts receivable	(19,525)	(29,350)
Changes in assets and liabilities:
Accounts receivable	1,582,019	(224,317)
Inventory	2,367,791	(975,507)
Prepaid expenses and other assets	(372,460)	(341,644)
Accounts payable and accrued expenses	(1,616,779)	(2,538,598)
Pension liability and other long-term liabilities	2,007	(37,521)
Income taxes payable	(210,961)	(313,000)

Net cash provided by (used for) operating activities	1,456,771	(1,841,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(279,011)	(475,680)
Proceeds from dispositions of property, plant and equipment	19,450	—

Net cash (used for) investing activities	(259,561)	(475,680)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of mortgage note	(26,745)	(24,803)
Acquisition of treasury stock	(477,885)	—
(Decrease) in note payable to shareholder	—	(4,621,050)
Proceeds from bank loan	—	75,650

Net cash (used for) financing activities	(504,630)	(4,570,203)

Effect of foreign currency on cash and cash equivalents	75,787	(22,758)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	768,367	(6,910,350)
Cash and cash equivalents, at beginning of period	10,387,250	15,683,411

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$11,155,617	$8,773,061

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$577,840	$1,112,889
Interest	$111,770	$114,416

See accompanying notes

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed, consolidated balance sheet as of June 30, 2008 and the condensed, consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 and the condensed, consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company’s results for the interim periods being presented.

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

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its annual report on Form 10-K for the year ended December 31, 2007. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

The results of operations for the three and six-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

The income tax provision for the three and six-months ended June 30, 2008 results from operating income derived from the Company’s U.S. business entities and the net reduction of certain deferred tax benefits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	25,665,775	25,862,780	25,767,240	25,858,340
Potentially dilutive stock options	—	394,875	22,814	203,047

Weighted average common shares Outstanding, assuming dilution	25,665,775	26,257,655	25,790,054	26,061,387

Common stock options were not included in the diluted earnings per share calculation for the three months ended June 30, 2008 because the various option exercise prices were greater than the average market price of the common shares for the period presented. The number of potentially dilutive shares not included in diluted earnings per share for the three months ended June 30, 2008 and 2007 was 3,513,984 and 50,000, respectively. The number of potentially dilutive shares not included in diluted earnings per share for the six months ended June 30, 2008 and 2007 was 2,651,310 and 880,667, respectively.

NOTE 5 – SHAREHOLDERS’ EQUITY

On January 17, 2008 the Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. During the six months ended June 30, 2008, the Company has made purchases from time to time in the open market. The stock repurchase authorization does not have an expiration date and the timing and amount of shares repurchased will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. As of June 30, 2008, the Company has repurchased 295,958 shares at a cost of $477,885.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY (Continued)

Comprehensive income (loss) represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the first six months of 2008 and fiscal year ended December 31, 2007, the components of other comprehensive income (loss) were accrued pension costs resulting from the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and foreign currency translation gains and losses. The net amounts included in other comprehensive income at June 30, 2008 and December 31, 2007 was $308,090 and $328,770, respectively.

NOTE 6 – NOTE PAYABLE: SHAREHOLDER

The note payable-current amount of $4,621,050 at December 31, 2006 was paid to a shareholder, Investcorp Technology Ventures, on January 3, 2007. The total amount of this payment was for $5,372,464, which included the principal amount stated above plus interest payable on the note of $751,414.

NOTE 7 – INVENTORIES

Inventory carrying value is net of inventory reserves of $3,170,133 and $3,089,829 at June 30, 2008 and December 31, 2007, respectively.

Inventories consist of:

	June 30, 2008	December 31, 2007

Raw materials	$5,403,461	$6,265,451
Work-in-process	2,202,543	3,274,550
Finished goods	1,923,187	2,115,818

	$9,529,191	$11,655,819

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if such goodwill’s implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill on an annual basis in conjunction with the Company’s fiscal year end. Intangible assets are being amortized over their estimated useful lives, which range from 5 to 15 years.

The following table discloses the Company’s intangible assets by classification and presents each intangible asset class at their original cost less accumulated amortization as of June 30, 2008:

Intangibles	Cost	Accumulated Amortization	Net

Customer relationships	$10,900,000	$2,180,000	$8,720,000
Trade names and trademarks	2,000,000	400,000	1,600,000
Developed technology	1,600,000	960,000	640,000

	$14,500,000	$3,540,000	$10,960,000

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The estimated annual amortization expense of intangible assets for the current and each of the four succeeding fiscal years is as follows:

	2008	2009	2010	2011	2012

Customer relationships	$726,667	$726,667	$726,667	$726,667	$726,667
Trade names and trademarks	133,333	133,333	133,333	133,333	133,333
Developed technology	320,000	320,000	160,000	—	—

	$1,180,000	$1,180,000	$1,120,000	$860,000	$860,000

Amortization expense of intangible assets was $295,000 and $590,000 for the three and six-month periods ended June 2008 and 2007.

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the provisions of SFAS 123(R), “Share-Based Payment”. The Company’s results for the three and six-month periods ended June 30, 2008 include share-based compensation expense totaling $118,519 and $237,038, respectively. For the three and six-month periods ended June 30, 2007 include share-based compensation expense totaling $123,740 and $247,480, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. The weighted average estimated fair value of performance-based options granted in the six-months ended June 30, 2008 was $0.58. These options contain a performance-based vesting provision which is described in detail later in this note. The Company will recognize share-based compensation expense related to these performance-based options when management believes that the targets are likely to be achieved. The weighted average estimated fair value of service-based stock options granted in the six-months ended June 30, 2007 was $1.16.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the options granted during 2008 and 2007, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. treasury yield curve rate in effect at the time of grant for periods similar to the expected option life.

The assumptions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Expected term (in years)	4.0	—	4.0	4.0
Expected volatility	54.73%	—	54.73%	56.8%
Expected dividend yield	0.0%	—	0.0%	0.0%
Risk-free interest rate	2.57%	—	2.57%	4.8%

Due to the Company’s history with respect to forfeitures of incentive stock options, the estimate of expired or cancelled options included in the above option valuation was zero.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS (Continued)

On April 11, 2008, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based stock options to the Company’s Chief Executive Officer (CEO), President and Chief Financial Officer (CFO) and Senior Vice President of Global Customer Operations and Chief Marketing Officer (CMO). Accordingly, the Company entered into stock option agreements dated as of April 11, 2008, pursuant to which the Company’s CEO, CFO and CMO was awarded options to purchase up to 540,000, 220,000 and 120,000 shares of the Company’s common stock, respectively, at an exercise price of $1.42 per share, representing a 5% premium over the closing price of the Company’s common stock reported on the American Stock Exchange on April 11, 2008, the date of grant.

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

During the first six months of 2007, the Company granted 253,000, options under the Plan at an exercise price of $2.40.

The following table represents our service-based stock options granted, exercised, forfeited and cancelled during the first six months of 2008:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Stock Options
Outstanding at January 1, 2008	2,668,987	$2.53
Granted
Exercised	—
Forfeited	(22,500)	2.28
Cancelled	(37,520)	2.55

Outstanding at June 30, 2008	2,608,967	$2.53	5.1	—

Exercisable at June 30, 2008	1,524,634	$2.54	3.3	—

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS (Continued)

The following table represents our performance-based stock options granted, exercised, forfeited and cancelled during the first six months of 2008:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Stock Options
Outstanding at January 1, 2008	—	—
Granted	880,000	$1.42
Exercised	—
Forfeited	—
Cancelled	—

Outstanding at June 30, 2008	880,000	$1.42	9.8	—

Exercisable at June 30, 2008	—	—	—	—

The Company’s Amended and Restated 2000 Stock Option Plan, which authorizes the granting of options relating to an additional 2,000,000 shares of common stock, was approved by shareholder vote. No options were exercised during the six months ended June 30, 2008. During the second quarter of 2007, 32,500 options were exercised. The unearned compensation related to Company granted performance-based and service-based incentive stock options as of June 30, 2008, is $455,306 and $935,118, respectively.

NOTE 10 – SEGMENT INFORMATION: REGIONAL ASSETS AND SALES

The Company, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	As of June 30,	As of December 31,

Property, Plant and Equipment - net	2008	2007

United States	$5,144,711	$5,365,285
Europe	1,168,758	1,105,126

	$6,313,469	$6,470,411

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

Revenues by region	2008	2007	2008	2007

Americas	$7,171,540	$6,291,504	$13,853,814	$12,839,762
Europe, Middle East, Africa (EMEA)	4,355,989	5,067,191	9,465,882	10,718,607
Asia	1,480,334	2,915,552	2,676,731	4,844,485

	$13,007,863	$14,274,247	$25,996,427	$28,402,854

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

NOTE 12 - OTHER NON-OPERATING INCOME

In May 2008, the Company received a payment of $250,000 which represents a 50% recovery of a preferred stock investment previously written-off in a prior period. This partial recovery resulted in the realization of a non-operating gain and was recorded as other income in the second quarter of 2008.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc., and its operating subsidiaries, Boonton Electronics Corporation, Microlab/FXR and Willtek Communications GmbH, (collectively, the “Company”), develop, manufacture and market a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters, high-power passive microwave components and handset production testers for wireless products. The Company’s products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and as of December 31, 2007 (ii) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 (unaudited) and 2007 (unaudited) and (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 (unaudited) and 2007 (unaudited).

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation

The Company follows the provisions of SFAS 123(R), “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2008 and the service-based options granted during 2007, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to the Company’s history with respect to forfeitures of incentive stock options, the estimate of expired or cancelled options included in the above option valuation was zero.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

For the six months ended June 30, 2008 as compared to the corresponding period of the previous year, net sales decreased to approximately $25,996,000 from approximately $28,403,000 a decrease of approximately $2,407,000 or 9%. For the three months ended June 30, 2008 as compared to the corresponding period of the previous year, net sales decreased to approximately $13,008,000 from approximately 14,274,000 a decrease of approximately $1,266,000 or 9%. These decreases are primarily due an overall softness in the wireless handset market.

Gross profit on net sales for the six months ended June 30, 2008 was approximately $12,380,000 or 47.6% as compared to approximately $15,588,000 or 54.9% of net sales for the six months ended June 30, 2007. Gross profit on net sales for the three months ended June 30, 2008 was approximately $6,215,000 or 47.8% as compared to approximately $7,962,000 or 55.8% of net sales for the three months ended June 30, 2007. Gross profit margins are lower primarily due to decreased revenue volume during the three and six month periods ended June 30, 2008, particularly in the Company’s foreign subsidiary, compounded by relatively fixed labor and direct overhead costs. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the six months ended June 30, 2008 were approximately $14,005,000 or 54% of net sales as compared to approximately $14,056,000 or 50% of net sales for the six months ended June 30, 2007. Operating expenses for the quarter ended June 30, 2008 were approximately $7,282,000 or 56% as compared to approximately $7,220,000 or 51% of net sales for the quarter ended June 30, 2007. Operating expenses are lower in both research and development expenses and sales and marketing expenses, off-set by a slight increase in general and administrative expenses. During the first quarter of 2008, the Company implemented a cost reduction plan to bring operations spending more closely in line with near-term market conditions. The Company will continue its efforts to reduce operating expenses.

Interest income decreased by approximately $17,000 for the three month period ended June 30, 2008, as compared to the corresponding period of the previous year. This decrease was primarily due to lower returns in the second quarter of 2008 in the Company’s working capital management account. For the six month period ended June 30, 2008, interest income increased by approximately $5,000, as compared to the corresponding period of the previous year.

For the three and six months ended June 30, 2008, other income decreased by approximately $138,000 and approximately $11,000, respectively. These decreases were primarily due to the inclusion of a realized gain on foreign currency exchange in the German subsidiary in 2007, partially off-set by non-operating income realized in the second quarter of 2008 relating to the partial recovery of a preferred stock investment previously written-off in a prior period.

For the six months ended June 30, 2008, the Company realized a net (loss) of approximately $(1,519,000), or $(.06) per share basic and diluted, as compared to net income of approximately $1,667,000, or $.06 per share basic and diluted for the six months ended June 30, 2007. For the three months ended June 30, 2008, the Company realized a net (loss) of approximately $(990,000), or $(.04) per share basic and diluted, as compared to net income of approximately $1,004,000, or $.04 per share basic and diluted for the three months ended June 30, 2007. The explanation of these changes in net income (loss) can be derived from the analysis given above of operations for the three and six-month periods ending June 30, 2008 and 2007, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s working capital has decreased by approximately $1,506,000 to approximately $23,900,000 at June 30, 2008, from approximately $25,406,000 at December 31, 2007. At June 30, 2008, the Company had a current ratio of 4.7 to 1, and a ratio of debt to tangible net worth of .7 to 1. At December 31, 2007, the Company had a current ratio of 4.6 to 1, and a ratio of debt to tangible net worth of .7 to 1.

The Company had a cash balance of approximately $11,156,000 at June 30, 2008, compared to approximately $10,387,000 at December 31, 2007. The Company believes its current level of cash is sufficient enough to fund the current operating, investing and financing activities. The Company believes the full benefit of the cost actions taken over the past nine months, along with additional productivity initiatives in process, will further reduce our cost structure and will bring expenses in-line with the near-term market dynamics.

The Company realized cash from operating activities of approximately $1,457,000 for the six-month period ending June 30, 2008. The primary source of this cash was provided by a decrease in inventory of approximately $2,368,000, a decrease in accounts receivable of approximately $1,582,000, a non-cash adjustment for depreciation and amortization of approximately $521,000, and a non-cash adjustment for amortization of intangible assets of approximately $440,000, partially off-set by a decrease in accounts payable and accrued expenses of approximately $1,617,000, and a loss from operations of approximately $1,519,000.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

The Company used cash for operating activities of approximately $1,842,000 for the six-month period ending June 30, 2007. The use of this cash was primarily due to a decrease in accounts payable and accrued liabilities of approximately $2,539,000, an increase in inventories of approximately $976,000, an increase in prepaid expenses and other assets of approximately $342,000 and a decrease in income taxes payable of approximately $313,000, partially off-set by net income of approximately $1,667,000, a non-cash adjustment for depreciation and amortization of approximately $491,000, and a non-cash adjustment for amortization of intangible assets of approximately $440,000.

Net cash used for investing activities for the six months ended June 30, 2008 was approximately $260,000. The use of these funds was for capital expenditures of approximately $279,000, off-set by proceeds from dispositions of property, plant and equipment of approximately $19,000. For the six months ended 2007, net cash used for investing activities was approximately $476,000. The use of these funds was for capital expenditures.

Cash used for financing activities for the six months ended June 30, 2008 was approximately $505,000. The primary use of these funds was for the acquisition of treasury stock of approximately $478,000 and the payments of a mortgage note. Cash used for financing activities for the six months ended June 30, 2007 was approximately $4,570,000. The primary use of these funds was due to a decrease in the note payable to Investcorp of approximately $4,621,000 and the payments of a mortgage note, partially offset by proceeds from a bank loan of approximately $76,000.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to Wireless Telecom Group, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

WIRELESS TELECOM GROUP, INC.

(Registrant)
Date: August 12, 2008	/s/ James M. Johnson

James M. Johnson
Chief Executive Officer

Date: August 12, 2008	/s/ Paul Genova

Paul Genova
President, Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

11.1	Computation of per share earnings
31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)