Form 10-Q
period 2008-09-30
WIRELESS TELECOM GROUP INC
filed 2008-11-14
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number
1-11916
___________________

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
______________________

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

Number of shares of Common Stock outstanding as of November 12, 2008: 25,658,203
Number of non-affiliated shares of Common Stock outstanding as of November 12, 2008: 19,112,637

WIRELESS TELECOM GROUP, INC.

Table of Contents

PART I. FINANCIAL INFORMATION	Page(s)
Item 1 -- Consolidated Financial Statements:
Condensed Balance Sheets as of September 30, 2008 (unaudited)
and December 31, 2007	3
Condensed Statements of Operations for the Three and Nine Months
Ended September 30, 2008 (unaudited) and 2007 (unaudited)	4
Condensed Statements of Cash Flows for the Nine Months
Ended September 30, 2008 (unaudited) and 2007 (unaudited)	5
Notes to Interim Condensed Financial Statements (unaudited)	6 - 13
Item 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations	14– 18
Item 3 -- Quantitative and Qualitative Disclosures About Market Risk	18
Item 4 -- Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1 -- Legal Proceedings	19
Item 1A – Risk Factors	19
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3 -- Defaults upon Senior Securities	19
Item 4 -- Submission of Matters to a Vote of Security Holders	19
Item 5 -- Other Information	19
Item 6 – Exhibits	20

Signatures	21
Exhibit Index	22

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -
	September 30,	DECEMBER 31,
	2008	2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$11,361,960	$10,387,250
Accounts receivable - net of allowance for doubtful accounts of
$150,817 and $139,553 for 2008 and 2007, respectively	8,651,110	9,273,360
Inventories	9,085,145	11,655,819
Deferred income taxes-current	163,282	121,581
Prepaid expenses and other current assets	1,009,131	961,151
TOTAL CURRENT ASSETS	30,270,628	32,399,161
PROPERTY, PLANT AND EQUIPMENT - NET	6,017,187	6,470,411
OTHER ASSETS:
Goodwill	24,113,284	24,113,284
Other intangible assets - net	10,665,000	11,550,000
Deferred income taxes - non-current	576,614	885,894
Cash surrender value of foreign pension insurance and other assets	4,272,690	4,275,527
TOTAL OTHER ASSETS	39,627,588	40,824,705
TOTAL ASSETS	$75,915,403	$79,694,277

- LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable	$2,545,688	$3,234,060
Accrued expenses and other current liabilities	3,140,830	3,363,578
Current portion of note payable - bank	378,274	192,803
Income tax payable	-	148,256
Current portion of mortgage payable	57,687	54,517
TOTAL CURRENT LIABILITIES	6,122,479	6,993,214
LONG TERM LIABILITIES:
Notes payable - bank	1,891,375	2,120,828
Deferred income taxes	3,754,696	4,066,216
Mortgage payable	2,849,759	2,893,429
Deferred rent payable	102,659	105,640
Provision for pension liability and other long term liabilities	1,720,138	1,964,267
TOTAL LONG TERM LIABILITIES	10,318,627	11,150,380
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861 shares issued for 2008 and 2007, 25,658,203 and
25,954,161 shares outstanding for 2008 and 2007, respectively	287,539	287,539
Additional paid-in-capital	37,140,867	36,785,310
Retained earnings	29,189,052	31,217,993
Accumulated other comprehensive income	403,653	328,770
Treasury stock at cost, 3,095,658 and 2,799,700 shares for 2008	-	-
and 2007, respectively	(7,546,814)	(7,068,929)
TOTAL SHAREHOLDERS' EQUITY	59,474,297	61,550,683
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$75,915,403	$79,694,277

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
NET SALES	$13,608,518	$13,992,357	$39,604,945	$42,395,211
COST OF SALES	6,732,605	6,161,001	20,348,778	18,976,070
GROSS PROFIT	6,875,913	7,831,356	19,256,167	23,419,141
OPERATING EXPENSES
Research and development	1,804,631	2,113,106	5,724,712	6,399,504
Sales and marketing	2,902,771	3,116,252	8,686,499	9,265,655
General and administrative	2,260,001	1,857,618	6,561,162	5,478,008
TOTAL OPERATING EXPENSES	6,967,403	7,086,976	20,972,373	21,143,167
OPERATING INCOME (LOSS)	(91,490)	744,380	(1,716,206)	2,275,974
OTHER (INCOME) EXPENSE
Interest (income)	(51,831)	(61,304)	(243,043)	(247,884)
Interest expense	55,128	56,127	166,150	169,091
Other (income) expense	254,281	(293,647)	(208,880)	(768,212)
TOTAL OTHER (INCOME) EXPENSE	257,578	(298,824)	(285,773)	(847,005)
INCOME (LOSS) BEFORE INCOME TAXES	(349,068)	1,043,204	(1,430,433)	3,122,979
PROVISION FOR INCOME TAXES	161,080	101,267	598,508	514,052
NET INCOME (LOSS)	$(510,148)	$941,937	$(2,028,941)	$2,608,927
NET INCOME (LOSS) PER COMMON
SHARE:
BASIC	$(0.02)	$0.04	$(0.08)	$0.10
DILUTED	$(0.02)	$0.04	$(0.08)	$0.10

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,028,941)	$2,608,927
Adjustments to reconcile net (loss) income to net cash
provided by (used for) operating activities:
Depreciation and amortization	765,021	750,403
Amortization of purchased intangibles - net	660,000	660,000
Stock compensation expense	355,557	371,517
Realized loss on disposal of property, plant and equipment	-	7,321
Realized loss on sale of investment securities	158,249	-
Deferred rent	(2,981)	(18,376)
Deferred income taxes	(43,941)	(311,520)
Recovery from losses on accounts receivable	12,362	38,250
Changes in assets and liabilities:
Accounts receivable	461,780	(55,993)
Inventory	2,531,620	(1,485,719)
Prepaid expenses and other assets	(10,313)	(913,844)
Accounts payable and accrued expenses	(557,709)	(2,171,705)
Pension liability and other long-term liabilities	12,714	71,981
Income taxes payable	(353,659)	(313,000)
Net cash provided by (used for) operating activities	1,959,759	(761,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(299,312)	(634,585)
Proceeds from dispositions of property, plant and equipment	15,243	43,627
Purchase of investment securities	(871,352)	-
Proceeds from sale of investment securities	713,103	-
Net cash (used for) investing activities	(442,318)	(590,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(40,500)	(37,560)
Acquisition of treasury stock	(477,885)	-
(Decrease) in note payable to shareholder	-	(4,621,050)
Proceeds from bank loan	-	213,829
Net cash (used for) financing activities	(518,385)	(4,444,781)

Effect of foreign currency on cash and cash equivalents	(24,346)	(135,108)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	974,710	(5,932,605)

Cash and cash equivalents, at beginning of period	10,387,250	15,683,411

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$11,361,960	$9,750,806

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$975,543	$1,287,352
Interest	$166,898	$170,548

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed, consolidated balance sheet as of September 30, 2008 and the condensed, consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 and the condensed, consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three and nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company had no adjustment as a result of the adoption of SFAS No. 159.

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

The income tax provision for the three and nine-months ended September 30, 2008 results from operating income derived from the Company’s U.S. business entities and the net reduction of certain deferred tax benefits.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average common shares
outstanding	25,658,203	25,914,099	25,730,629	25,877,129
Potentially dilutive stock options	-	128,088	-	190,732
Weighted average common shares
Outstanding, assuming dilution	25,658,203	26,042,187	25,730,629	26,067,861

Common stock options were not included in the diluted earnings per share calculation for the three and nine-months ended September 30, 2008 because the various option exercise prices were greater than the average market price of the common shares for the period presented. The weighted average number of potentially dilutive shares not included in diluted earnings per share for the three months ended September 30, 2008 and 2007 was 3,488,967 and 2,635,388, respectively. The number of potentially dilutive shares not included in diluted earnings per share for the nine months ended September 30, 2008 and 2007 was 3,517,092 and 2,630,380, respectively.

NOTE 5 – SHAREHOLDERS’ EQUITY

On January 17, 2008 the Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. During the nine months ended September 30, 2008, the Company has made purchases from time to time in the open market. The stock repurchase authorization does not have an expiration date and the timing and amount of shares repurchased will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. As of September 30, 2008, the Company has repurchased 295,958 shares at a cost of $477,885. The Company did not repurchase shares during the three months ended September 30, 2008.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY (Continued)

Comprehensive income (loss) represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the first nine months of 2008 and fiscal year ended December 31, 2007, the components of other comprehensive income (loss) were accrued pension costs resulting from the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and foreign currency translation gains and losses. The net amounts included in other comprehensive income at September 30, 2008 and December 31, 2007 was $403,653 and $328,770, respectively.

NOTE 6 – NOTE PAYABLE: SHAREHOLDER

The note payable-current amount of $4,621,050 at December 31, 2006 was paid to a shareholder, Investcorp Technology Ventures, on January 3, 2007. The total amount of this payment was for $5,372,464, which included the principal amount stated above plus interest payable on the note of $751,414.

NOTE 7 – INVENTORIES

Inventory carrying value is net of inventory reserves of $2,887,574 and $3,089,829 at September 30, 2008 and December 31, 2007, respectively.

Inventories consist of:

	September 30,	December 31,
	2008	2007

Raw materials	$5,071,497	$6,265,451
Work-in-process	1,714,317	3,274,550
Finished goods	2,299,331	2,115,818
	$9,085,145	$11,655,819

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews its goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with SFAS No. 142. The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying business. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge in the future. The value assigned to intangible assets is based on estimates and judgments regarding expectations such as the success and lifecycle of products and technology acquired. If the actual product acceptance differs significantly from the estimates, the Company may be required to record an impairment charge to write down the asset to its realizable value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill on an annual basis in conjunction with the Company’s fiscal year end. Intangible assets are being amortized over their estimated useful lives, which range from 5 to 15 years.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The following table discloses the Company’s intangible assets by classification and presents each intangible asset class at their original cost less accumulated amortization as of September 30, 2008:

		Accumulated
Intangibles	Cost	Amortization	Net
Customer relationships	$10,900,000	$2,361,667	$8,538,333
Trade names and trademarks	2,000,000	433,333	1,566,667
Developed technology	1,600,000	1,040,000	560,000
	$14,500,000	$3,835,000	$10,665,000

The estimated annual amortization expense of intangible assets for the current and each of the four succeeding fiscal years is as follows:

	2008	2009	2010	2011	2012
Customer relationships	$726,667	$726,667	$726,667	$726,667	$726,667
Trade names and trademarks	133,333	133,333	133,333	133,333	133,333
Developed technology	320,000	320,000	160,000	-	-
	$1,180,000	$1,180,000	$1,020,000	$860,000	$860,000

Amortization expense of intangible assets was $295,000 and $885,000 for the three and nine-month periods ended September 2008 and 2007.

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the provisions of SFAS 123(R), “Share-Based Payment”. The Company's results for the three and nine-month periods ended September 30, 2008 include share-based compensation expense totaling $118,519 and $355,557, respectively. For the three and nine-month periods ended September 30, 2007, the Company’s results include share-based compensation expense totaling $124,037 and $371,517, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. The weighted average estimated fair value of performance-based options granted in the nine-months ended September 30, 2008 was $0.63. These options contain a performance-based vesting provision which is described in detail later in this note. The Company will recognize share-based compensation expense related to these performance-based options when management believes that the targets are likely to be achieved. The weighted average estimated fair value of service-based stock options granted in the nine-months ended September 30, 2007 was $1.27.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS (Continued)

The assumptions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected term (in years)	-	4.0	4.0	4.0
Expected volatility	-	57.8%	54.73%	57.1%
Expected dividend yield	-	0.0%	0.0%	0.0%
Risk-free interest rate	-	5.0%	2.57%	4.9%

Due to the Company’s history with respect to forfeitures of incentive stock options, the estimate of expired or canceled options included in the above option valuation was zero.

On April 11, 2008, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based stock options to the Company’s Chief Executive Officer (CEO), President and Chief Financial Officer (CFO) and Senior Vice President of Global Customer Operations and Chief Marketing Officer (CMO). Accordingly, the Company entered into stock option agreements dated as of April 11, 2008, pursuant to which the Company’s CEO, CFO and CMO were awarded options to purchase up to 540,000, 220,000 and 120,000 shares of the Company’s common stock, respectively, at an exercise price of $1.42 per share, representing a 5% premium over the closing price of the Company’s common stock reported on the NYSE Alternext U.S. (formerly the American Stock Exchange) on April 11, 2008, the date of grant.

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

During the first nine months of 2007, the Company granted 253,000 and 240,000 service-based options under the Company’s Amended and Restated 2000 Stock Option Plan at an exercise price of $2.40 and $3.02, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS (Continued)

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first nine months of 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	share	Term	Value
Stock Options
Outstanding at January 1, 2008	2,668,987	$2.53
Granted
Exercised	-
Forfeited	(22,500)	2.28
Canceled	(37,520)	2.55
Outstanding at September 30, 2008	2,608,967	$2.53	5.1	-

Exercisable at September 30, 2008	1,584,634	$2.55	3.1	-

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first nine months of 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	share	Term	Value
Stock Options
Outstanding at January 1, 2008	-	-
Granted	880,000	$1.42
Exercised	-
Forfeited	-
Canceled	-
Outstanding at September 30, 2008	880,000	$1.42	9.5	-

Exercisable at September 30, 2008	-	-	-	-

No options were exercised during the nine months ended September 30, 2008. During the second and third quarters of 2007, 32,500 and 67,810 service-based options were exercised, respectively. The unearned compensation related to Company granted performance-based and service-based incentive stock options as of September 30, 2008, is $556,766 and $816,599, respectively.

On September 17, 2008, shareholders approved an amendment to the Company’s Amended and Restated 2000 Stock Option Plan providing for an additional 1,000,000 shares of the Company’s Common Stock that may be available for future grants under the plan.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 – SEGMENT INFORMATION: REGIONAL ASSETS AND SALES

The Company, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

Property, Plant and Equipment - net	As of September 30,		As of December 31,
	2008		2007
United States	$5,008,398		$5,365,285
Europe	1,008,789		1,105,126
	$6,017,187		$6,470,411

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Revenues by region	2008	2007	2008	2007
Americas	$7,207,177	$6,376,163	$21,060,990	$19,215,926
Europe, Middle East, Africa (EMEA)	4,945,386	5,820,051	14,411,268	16,538,658
Asia	1,455,955	1,796,143	4,132,687	6,640,627
	$13,608,518	$13,992,357	$39,604,945	$42,395,211

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

NOTE 12 - OTHER NON-OPERATING INCOME AND EXPENSE

In September 2008, the Company recorded a realized loss of approximately $158,000 on the sale of certain securities. The Company’s policy is to invest its cash reserves in highly liquid and relatively conservative holdings, such as money market accounts, government-backed bonds and commercial paper. In adherence to this policy, and based on management’s overall assessment of current market conditions, the Company re-aligned its investment portfolio.

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

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and as of December 31, 2007 (ii) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 (unaudited) and 2007 (unaudited) and (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2008 (unaudited) and 2007 (unaudited).

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation

The Company follows the provisions of SFAS 123(R), “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2008 and the service-based options granted during 2007, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to the Company’s history with respect to forfeitures of incentive stock options, the estimate of expired or canceled options included in the option valuation was zero.

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

Valuation of Long-lived Assets

In accordance with SFAS No. 142, the Company continues to assess for the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge in the future. The Company will perform the required annual impairment test on its long-lived assets in conjunction with its 2008 fiscal year end.

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

For the nine months ended September 30, 2008 as compared to the corresponding period of the previous year, net sales decreased to approximately $39,605,000 from approximately $42,395,000 a decrease of approximately $2,790,000 or 7%. For the three months ended September 30, 2008 as compared to the corresponding period of the previous year, net sales decreased to approximately $13,609,000 from approximately $13,992,000 a decrease of approximately $383,000 or 3%. These decreases are primarily due the continued overall softness in the wireless handset market.

Gross profit on net sales for the nine months ended September 30, 2008 was approximately $19,256,000 or 48.6% as compared to approximately $23,419,000 or 55.2% of net sales for the nine months ended September 30, 2007. Gross profit on net sales for the three months ended September 30, 2008 was approximately $6,876,000 or 50.5% as compared to approximately $7,831,000 or 56% of net sales for the three months ended September 30, 2007. Gross profit margins are lower primarily due to decreased revenue volume during the three and nine month periods ended September 30, 2008, particularly in the Company’s foreign subsidiary, compounded by relatively fixed labor and direct overhead costs. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the nine months ended September 30, 2008 were approximately $20,972,000 or 53% of net sales as compared to approximately $21,143,000 or 50% of net sales for the nine months ended September 30, 2007. Operating expenses for the quarter ended September 30, 2008 were approximately $6,967,000 or 51% as compared to approximately $7,087,000 or 51% of net sales for the quarter ended September 30, 2007. Operating expenses were lower in both research and development expenses and sales and marketing expenses, off-set by an increase in general and administrative expenses. During the first quarter of 2008, the Company implemented a cost reduction plan to bring operations spending more closely in line with near-term market conditions. The increase in general and administrative expenses is attributable to higher professional and consulting fees in 2008, primarily in the third quarter. In conjunction with the continuing execution of management's business strategy, the Company incurred significant, non-recurring professional advisory and outside consultant fees and expenses with respect to the preliminary exploration of potential strategic and financial transactions to enhance stockholder value and accelerate revenue growth. Management will continue to seek to identify and explore, as appropriate, attractive transaction opportunities, if, and when they arise.

For the three and nine month periods ended September 30, 2008, interest income decreased by approximately $9,000 and $5,000, respectively. These decreases were primarily due to lower returns in 2008 in the Company’s working capital management account.

For the three and nine months ended September 30, 2008, other income decreased by approximately $548,000 and approximately $559,000, respectively. These decreases were primarily due to the inclusion of a realized gain on foreign currency exchange in the German subsidiary in 2007, partially off-set by non-operating income realized in the second quarter of 2008 relating to the partial recovery of a preferred stock investment previously written-off in a prior period. Additionally, during the third quarter of 2008, the Company recorded a realized loss from the sale of investment securities.

For the nine months ended September 30, 2008, the Company realized a net (loss) of approximately $(2,029,000), or $(.08) per share basic and diluted, as compared to net income of approximately $2,609,000, or $.10 per share basic and diluted for the nine months ended September 30, 2007. For the three months ended September 30, 2008, the Company realized a net (loss) of approximately $(510,000), or $(.02) per share basic and diluted, as compared to net income of approximately $942,000, or $.04 per share basic and diluted for the three months ended September 30, 2007. The explanation of these changes in net income (loss) can be derived from the analysis given above of operations for the three and nine-month periods ending September 30, 2008 and 2007, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has decreased by approximately $1,258,000 to approximately $24,148,000 at September 30, 2008, from approximately $25,406,000 at December 31, 2007. At September 30, 2008, theCompany had a current ratio of 4.9 to 1, and a ratio of debt to tangible net worth of .7 to 1. At December 31, 2007, the Company had a current ratio of 4.6 to 1, and a ratio of debt to tangible net worth of .7 to 1.

The Company had a cash balance of approximately $11,362,000 at September 30, 2008, compared to approximately $10,387,000 at December 31, 2007. The Company believes its current level of cash is sufficient enough to fund the current operating, investing and financing activities. The Company believes the full benefit of the cost actions taken over the past nine months, along with additional productivity initiatives in process, will further reduce our cost structure and will bring expenses in-line with the near-term market dynamics.

The Company realized cash from operating activities of approximately $1,960,000 for the nine-month period ending September 30, 2008. The primary source of this cash was provided by a decrease in inventory of approximately $2,532,000, a non-cash adjustment for depreciation and amortization of approximately $765,000, a non-cash adjustment for amortization of intangible assets of approximately $660,000, and a decrease in accounts receivable of approximately $462,000, partially off-set by a loss from operations of approximately $2,029,000, a decrease in accounts payable and accrued expenses of approximately $558,000, and a decrease in income taxes payable of approximately $354,000.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

The Company used cash for operating activities of approximately $762,000 for the nine-month period ending September 30, 2007. The use of this cash was primarily due to a decrease in accounts payable and accrued liabilities of approximately $2,172,000, an increase in inventories of approximately $1,486,000, an increase in prepaid expenses and other assets of approximately $914,000 and a decrease in income taxes payable of approximately $313,000, partially off-set by net income of approximately $2,609,000, a non-cash adjustment for depreciation and amortization of approximately $750,000, and a non-cash adjustment for amortization of intangible assets of approximately $660,000.

Net cash used for investing activities for the nine months ended September 30, 2008 was approximately $442,000. The use of these funds was for the purchase of investment securities of approximately $871,000 and for capital expenditures of approximately $299,000, off-set by proceeds from the sale of investment securities and dispositions of property, plant and equipment of approximately $713,000 and $15,000, respectively. For the nine months ended 2007, net cash used for investing activities was approximately $591,000. The use of these funds was for capital expenditures of approximately $635,000, off-set by proceeds from dispositions of property, plant and equipment of approximately $44,000.

Cash used for financing activities for the nine months ended September 30, 2008 was approximately $518,000. The primary use of these funds was for the acquisition of treasury stock of approximately $478,000 and the payments of a mortgage note. Cash used for financing activities for the nine months ended September 30, 2007 was approximately $4,445,000. The primary use of these funds was due to a decrease in the note payable to Investcorp of approximately $4,621,000 and the payments of a mortgage note, partially offset by proceeds from a bank loan of approximately $214,000.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant held its Annual Meeting of Stockholders on September 17, 2008. The following proposals were adopted by the votes indicated.

(b) (c) (1) Seven directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2009. The names of these Directors and the votes cast in favor of their election and shares withheld are as follows:

NAME	VOTES FOR	VOTES WITHHELD

Savio W. Tung	14,208,915	2,700,780
James M. (Monty) Johnson	14,444,715	2,464,980
Hazem Ben-Gacem	12,400,246	4,509,449
Henry L. Bachman	14,513,189	2,396,496
Rick Mace	14,521,440	2,388,255
Adrian Nemcek	14,514,080	2,395,615
Joseph Garrity	14,523,190	2,386,505

(c) Proposals information:

Proposal (2) Approval of an amendment to the Company’s Amended and Restated 2000 Stock Option Plan, providing for an additional 1,000,000 shares of Common Stock of the Company, $.01 par value per share, that may be available for future grants under the plan:

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN	BROKER NON-VOTES
6,310,278	2,518,298	50,170	8,030,949

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

11.1	Computation of per share earnings

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: November 13, 2008	/S/James M. Johnson
James M. Johnson
Chief Executive Officer

Date: November 13, 2008	/S/Paul Genova
Paul Genova
President, Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

11.1	Computation of per share earnings

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)