Form 10-K
period 2008-12-31
WIRELESS TELECOM GROUP INC
filed 2009-03-31
CIK 878828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by AMEX on June 30, 2008: $23,699,670

          Number of non-affiliated shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 26, 2009: 19,092,637

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Items 10, 11, 12, 13 and 14	In the Company’s Definitive Proxy Statement in connection with its 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than April 30, 2009.

Part IV - Certain exhibits listed in response to Item 15(a)(3)	Prior filings made by the Company under the Securities Act of 1933 and the Securities Exchange Act of 1934.

PART I

Item 1.	Business

          Wireless Telecom Group, Inc., a New Jersey corporation (the “Company”), designs and manufactures radio frequency (RF) and microwave-based products for wireless and advanced communications industries and markets its products and services worldwide under the Boonton, Microlab, Noisecom, and Willtek brands. Its complementary suite of high performance instruments and components includes peak power meters, signal analyzers, power splitters, combiners, diplexers, noise modules, precision noise generators, and mobile phone testing solutions. The Company serves both commercial and government markets with workflow-oriented, built-for-purpose solutions in cellular/mobile, WiFi, WiMAX, private mobile radio, satellite, cable, radar, avionics, medical, and computing applications. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc. The corporate website address is www.wtcom.com.

Market

          Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments to various customers. Approximately 88% of the Company’s sales in fiscal 2008 were derived from commercial applications. The remaining sales (approximately 12%) were comprised of sales made to the United States Government (particularly the armed forces) and prime defense contractors.

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

          The Company’s products have extended useful lives and the Company provides for its instrument products, recalibration services to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 8% of fiscal 2008 sales.

Marketing and Sales

          As of March 26, 2009, the Company’s in-house marketing and sales force consisted of fifty-two individuals. The Company promotes the sale of its products to customers and manufacturers’ representatives through its web-site, product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions.

          The Company’s products are sold globally through its in-house sales people and by over one hundred manufacturers’ representatives and distributors (the Company’s channel partners). Generally, our channel partners do not stock inventories of the Company’s products. Channel partners accounted for 55% and 52% of the Company’s sales for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31,

2008 and 2007, no one channel partner accounted for more that 10% of total sales. The Company does not believe that the loss of any single channel partner would have a material adverse affect on its business.

          The Company’s relationship with its channel partners is usually governed by written contracts that either run for one-year renewable periods terminable by either party on 60 days prior notice or have indefinite lives terminable by either party on 60 days prior notice. The contracts generally provide for territorial and product representation. The Company continually reviews and assesses the performance of its channel partners and makes changes from time to time based on such assessments.

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

Customers

          The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors, which incorporate the Company’s products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 2008, approximately 88% of sales were derived from commercial applications. The remaining sales were comprised of United States government and military applications.

          For fiscal 2008, no one customer accounted for more than 10% of total sales. The Company’s largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse affect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse affect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse affect on its business.

          Regional sales for fiscal 2008 were made to customers in the Americas ($26,039,550 or 51%), Europe, Middle East and Africa or EMEA ($19,485,480 or 38% of total sales) and Asia ($5,506,110 or 11% of total sales).

Research and Development

          The Company currently maintains an engineering staff (fifty-three individuals as of March 26, 2009) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures include the cost of engineering services and engineering support personnel and were approximately $7,295,000 and $8,759,000, for the years ended December 31, 2008 and 2007, respectively.

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

Backlog

          The Company’s backlog of firm orders shippable in the next twelve months was approximately $4,500,000 at December 31, 2008, compared to approximately $4,500,000 at December 31, 2007. It is anticipated that the majority of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

          The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company’s operations. One third-party supplier accounted for approximately 21% of the Company’s total inventory purchases for fiscal 2008.

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

          In cases of defective products, the customer typically returns them to a Company facility. The Company’s service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company’s plants, and the Company charges its customers a fee for those service items that are not covered by warranty. The Company’s Noisecom and Microlab/FXR divisions typically don’t offer their customers any formal written service contracts. However, the Company’s Boonton and Willtek divisions do offer its customers formal written service contracts for a fee.

Product Liability Coverage

          The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability by customers and others. Claims may be asserted against the Company by end-users of any of the Company’s products. The Company maintains product liability insurance coverage and no claims have been asserted for product liability due to a defective or malfunctioning device. However, it is possible that the Company may be subject to such claims in the future and corresponding litigation should one or more of its products fail to perform or meet certain minimum specifications.

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

Environmental Protection

          The New Jersey Department of Environmental Protection (the “NJDEP”) had conducted an investigation in 1982 concerning disposal at a facility in New Jersey previously leased by the Company’s Boonton operations. Involved were certain materials formerly used by Boonton’s manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978. The Company has cooperated with the NJDEP investigation and has been diligently pursuing the matter in an attempt to resolve it in accordance with applicable NJDEP operating procedures. The above referenced activities were conducted by Boonton prior to the acquisition of that entity in 2000.

           The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time, which the Company is unable to predict, that contamination levels are satisfactory to the NJDEP. Expenditures incurred by the Company during the year ended December 31, 2008 in connection with the site amounted to approximately $19,000. The Company estimates that expenditures in this regard, including the costs of operating the wells and taking and analyzing soil and water samples, will continue until the NJDEP determines that testing is complete.

Employees

          As of March 26, 2009, the Company had 208 full-time and 12 part-time employees, including its officers, 91 of whom are engaged in manufacturing and repair services, 21 in administration and financial control, 53 in engineering and research and development, and 52 in marketing and sales.

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

Recent domestic and worldwide economic conditions have adversely affected and may further adversely affect our business, results of operations, and financial condition.

          Recently, general domestic and global economic conditions have been negatively impacted by several factors, including, among others, the subprime-mortgage crisis in the housing market, going concern threats to investment banks and other financial institutions, reduced corporate spending, and decreased consumer confidence. These economic conditions have resulted in our facing one of the most challenging periods in our history. In particular, we believe the current economic conditions have reduced spending by consumers and businesses in markets into which we sell our products in response to tighter credit, negative financial news and the continued uncertainty of the global economy. Consequently, the overall demand for our products has also decreased. This decrease in demand is having a negative impact on our revenues, results of operations and overall business. These conditions could also have a number of additional effects on our business, including insolvency of key suppliers or manufacturers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased product returns, increased pricing pressures, restructuring expenses and associated diversion of management’s attention, excess inventory and increased difficulty in our accurately forecasting product demand and planning future business activities. It is uncertain how long the current economic conditions will last or how quickly any subsequent economic recovery will occur. If the economy or markets into which we sell our products continue to slow or any subsequent economic recovery is slow to occur, our business, financial condition and results of operations could be further materially and adversely affected.

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

Unless we keep pace with changing technologies, we could lose existing customers and fail to win new customers.

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

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 has increased our operating expenses, and our acquisition of Willtek has increased the cost and complexity of compliance.

          Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems. Management has performed a review of our internal control systems and procedures that will be necessary in order for us to comply with the requirements of Section 404 at December 31, 2008. The evaluation process has caused us to hire an outside advisory service firm which resulted in additional accounting expenses. The evaluation and attestation processes required by Section 404 are performed on an annual basis.

As a result of the 2005 acquisition of Willtek, we have become a substantially larger and geographically dispersed organization, and if our management is unable to effectively manage the combined company going forward, our operating results will suffer.

          As a result of the 2005 Willtek acquisition, we have increased the total employee headcount on a worldwide basis to 220 of which 100 employees are located in the European Union. Prior to the Willtek acquisition, most of our employees were based at our headquarters in Parsippany, New Jersey. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The Company is subject to contingent liabilities for employee notice and severance payments for any actions taken by management to restructure or reduce employees in Germany, the United States or other worldwide locations. These payments could have a significantly negative impact on the Company’s cash flow and results of operations. The inability to successfully manage the substantially larger and geographically dispersed organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

The concentration of ownership of our outstanding common stock with the former Willtek shareholders following the Willtek acquisition, as well as certain provisions of the shareholders’ agreement we entered into with the former Willtek shareholders at the closing of the Willtek acquisition, enables the former Willtek shareholders to significantly influence the outcome of all matters, transactions and corporate actions that require approval of our shareholders.

          The former Willtek shareholders, together, beneficially own approximately 25% of the outstanding shares of our common stock as of March 26, 2009. Under the terms of the shareholders’ agreement we entered into with the former Willtek shareholders at the closing of the Willtek acquisition, designees of Investcorp occupy two of seven seats on our board of directors, including the position of Chairman of the Board. Additionally, at each annual meeting, Investcorp is entitled to designate to our nominating committee up to two candidates for nomination for election to our seven-member board of directors, for so long as Investcorp’s beneficial ownership levels exceed certain percentage thresholds.

          The post-acquisition concentration of ownership of our outstanding common stock with the former Willtek shareholders, combined with Investcorp’s right to designate director candidates for nomination and the former Willtek shareholders’ voting obligations in the election of directors under the terms of the shareholders’ agreement, enables the former Willtek shareholders to significantly influence the outcome of all matters, transactions and corporate actions that require approval of our shareholders, including the election and removal of directors and mergers or other business combination transactions, and could have the effect of delaying or preventing a change-in-control of the company or otherwise discourage a potential acquirer from attempting to obtain control of the company. This, in turn, could have an adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

The inability to maintain adequate levels of liquidity may have an adverse affect on the working capital of the Company.

          The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs. However, should current global economic conditions continue to deteriorate, additional working capital financing may be required which may be difficult to obtain due to restrictive credit markets.

The Company is subject to compliance with the policies & procedures of the NYSE Amex with respect to continued listing on the stock exchange.

          In considering whether a security warrants continued trading and/or listing on the NYSE Amex Exchange, many factors are taken into account, such as the degree of investor interest in the company, its prospects for growth, the reputation of its management, the degree of commercial acceptance of its products, and whether its securities have suitable characteristics for auction market trading. Thus, any developments which substantially reduce the size of a company, the nature and scope of its operations, the value or amount of its securities available for the market, or the number of holders of its securities, may occasion a review of continued listing by the Exchange. Moreover, events such as the sale, destruction, loss or abandonment of a substantial portion of its business, the inability to continue its business, steps towards liquidation, or repurchase or redemption of its securities, may also give rise to such a review.

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

          The Common Stock of the Company has traded on the American Stock Exchange under the name Wireless Telecom Group, Inc. (Symbol: WTT) since September 12, 1994. The following table sets forth the high and low sales prices of the Company’s Common Stock for the periods indicated as reported on the New York Stock Exchange Amex (formerly the American Stock Exchange).

2008 Fiscal Year	High	Low

1st Quarter	$1.79	$1.39

2nd Quarter	1.54	1.20

3rd Quarter	1.30	1.01

4th Quarter	1.08	0.29

2007 Fiscal Year

1st Quarter	$2.60	$2.20

2nd Quarter	3.19	2.41

3rd Quarter	3.15	1.75

4th Quarter	2.50	1.58

          On March 26, 2009, the closing price of the common stock of the Company as reported was $0.29. On March 26, 2009, the Company had 507 stockholders of record. These stockholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

          The Company did not declare quarterly dividends for the past two years.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)

Equity compensation plans approved by security holders	3,336,967	$2.25	1,185,250

Equity compensation plans not approved by security holders	—	—	—

Total	3,336,967	$2.25	1,185,250

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2008 and 2007 (ii) Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2008 and 2007 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

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

          Stock-based compensation

          The Company follows the provisions of SFAS 123(R), “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2008 and the service-based options granted during 2007, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to the Company’s history with respect to incentive stock options, the estimated forfeiture rate included in the option valuation was zero.

          Revenue recognition

          Revenue from product shipments, including shipping and handling fees, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Sales to international distributors are recognized in the same manner. If title does not pass until the product reaches the customer’s delivery site, then revenue recognition is deferred until that time. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis. There are no special post shipment obligations or acceptance provisions that exist with any sales arrangements.

          Inventory

          Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses.

          Comprehensive income(loss)/Foreign currency

          Assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss) on the statement of shareholders’ equity in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

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

          Valuation of goodwill and other intangible assets

          The Company reviews its goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142. The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. Goodwill is attributable to two of the Company’s reporting unit’s, Willtek Communications GmbH and Microlab/FXR. Intangible assets are evaluated for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company considers various valuation methods to evaluate recoverability, such as discounted cash flows, comparable companies and comparable transactions. When such an impairment exists, the related assets are reduced to their net realizable value.

Results of Operations
Year Ended December 31, 2008 Compared to 2007

          Net sales for the year ended December 31, 2008 were $51,031,140 as compared to $56,602,050 for the year ended 2007, a decrease of $5,570,910 or 9.8%. This decrease was primarily the result of weakened demand for the Company’s products and services, particularly in the latter part of 2008.

          The Company’s gross profit on net sales for the year ended December 31, 2008 was $24,534,222 or 48.1% as compared to $31,537,641 or 55.7% as reported in the previous year. Gross profit margins are lower in 2008 than in 2007 primarily due to a decrease in sales contribution from Willtek, whose products generally contribute higher gross profit margins within the Company’s product mix, and the result of decreased volume along with product discounts offered to our customers. The combination of lower revenue volume and pricing pressure in 2008, coupled with fixed manufacturing labor costs, contributed to the Company’s lower gross margins. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company continues to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the year ended December 31, 2008, excluding impairment of goodwill and intangible assets, were $26,933,148 or 52.8% of net sales as compared to $28,374,952 or 50.1% of net sales for the year ended December 31, 2007. For the year ended December 31, 2008 as compared to the prior year, operating expenses decreased by $1,441,804. Operating expenses are lower in 2008 due to a reduction in headcount and decreased spending in both research and development and sales and marketing, partially off-set by an increase in general and administrative expense. The increase in general and administrative expense is attributable to higher professional and consulting fees, primarily in the second half of 2008. In conjunction with the continuing execution of management’s business strategy, the Company incurred significant, non-recurring professional advisory and outside consultant fees and expenses with respect to the preliminary exploration of potential strategic and financial transactions to enhance stockholder value. Management will continue to seek to identify and explore, as appropriate, attractive transaction opportunities, if, and when they arise. In December 2008, the Company recorded a non-cash impairment charge of $22,761,891 and $10,370,010 related to the goodwill and intangible assets of Willtek, respectively, which was acquired on July 1, 2005. Revenues and gross margins have declined during 2008 and expected bookings of a new large sales contract in the fourth quarter of 2008 did not occur. Contributing factors to the impairment charge were the continuing decline in discounted cash flows of future revenues, reduced booking orders, declining gross margins and the overall industry slowdown in worldwide cellular handset demand. In light of the current market challenges facing Willtek, including significant technology research and development expenses required to remain competitive, management is currently evaluating several strategic alternatives and opportunities. These include, among others, a significant restructuring of the existing business, finding a strategic partner, making additional investments in technology research and development or a sale of some or all of the Willtek assets.

          Interest income decreased by $119,094 for the year ended December 31, 2008. This decrease was primarily due to a lower cash investment balance and consequently decreased returns on short-term investments in 2008. Other income decreased by $861,338 for the year ended December 31, 2008. This decrease was primarily due to the recording of realized losses from the sale of investment securities in 2008 and, in 2007, the inclusion of a realized gain on foreign currency exchange booked on the Company’s Germany based subsidiary.

          Net loss was $31,265,065 or $1.22 per share on a diluted basis, for the year ended December 31, 2008 as compared to net income of $3,456,656 or $0.13 per share on a diluted basis, for the year ended December 31, 2007, a decrease of $34,721,721. The decrease was primarily due to the analysis mentioned above.

Liquidity and Capital Resources

          The Company’s working capital has decreased by $612,101 to $24,793,846 at December 31, 2008, from $25,405,947 at December 31, 2007. At December 31, 2008, the Company had a current ratio of 4.6 to 1, and a ratio of debt to tangible net worth of ..4 to 1. At December 31, 2007, the Company had a current ratio of 4.6 to 1, and a ratio of debt to tangible net worth of .7 to 1.

          Operating activities provided $2,553,434 in cash for the year ending December 31, 2008. For the year ended December 31, 2007, operating activities used $209,810 in cash flows. For 2008, cash provided by operations was primarily due to decreases in accounts receivable and inventory, and an increase in accounts payable and accrued expenses, partially off-set by an increase in prepaid expenses, recoverability of taxes and other assets, and a decrease in income taxes payable. For 2007, cash used for operations was primarily due to a decrease in accounts payable and accrued expenses, an increase in inventory, and a decrease in other long-term liabilities, partially off-set by a decrease in accounts receivable.

          The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

          Net cash used for investing activities for 2008 amounted to $5,536,558 compared to $765,392 for the year ending December 31, 2007. For 2008 the primary use of cash was for the purchase of short-term investment securities and capital expenditures, partially off-set by proceeds from the sale of investment securities. For 2007, the primary use of cash was for capital expenditures.

          Financing activities used $725,000 in cash for the year ended December 31, 2008. The primary use of these funds was for the acquisition of treasury stock and payments made on its bank note payable. Net cash used by financing activities was $4,457,780 for the year ending December 31, 2007. In 2007, the primary use of these funds was for payment made to satisfy the note payable due to Investcorp.

Table of Contractual Obligations

			Payments Due by Period

	Total	Less than 1 Year	1–3 Years	4-5 Years	More than 5 Years

Mortgage	$2,893,429	$58,784	$205,430	$2,629,215	—
Facilities Leases	3,161,992	1,387,868	1,714,246	59,878	—
Bank Note Payable	2,029,827	369,059	1,107,178	553,590	—
Operating/Equipment Leases	584,599	208,729	375,870	—	—

	$8,669,847	$2,024,440	$3,402,724	$3,242,683	$—

          On January 17, 2008, the Board of Directors authorized the repurchase of up to 5% of the Company’s common stock. During the first and second quarters of 2008, the Company made purchases from time to time in the open market. As of December 31, 2008, the Company has repurchased 295,958 shares of its common stock at a cost of $477,885. The authorized repurchase program does not have an expiration date and the timing and amount of shares repurchased will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. The stock repurchase program may be modified or discontinued at any time.

          The Company is considering satisfying the entire outstanding principal and interest due on its bank note payable through payment of approximately $2,030,000 in the second quarter of 2009.

          The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs. However, should current global economic conditions continue to deteriorate, additional working capital funding may be required which may be difficult to obtain due to restrictive credit markets.

Inflation and Seasonality

          The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

Recent Accounting Pronouncements Affecting the Company

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations and financial condition. Additionally, in February 2008, the FASB issued FASB Staff Positions (FSP) Financial Accounting Standard 157-2, which delays the effective date of SFAS No. 157 from January 1, 2008 to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

          In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company’s adoption of this standard did not have a material effect on its financial position or results of operations.

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

Interest Rate Risk

          The Company’s bank loan and the associated interest expense are not sensitive to changes in the level of interest rates. The Company’s note was interest free through June 2008 and began bearing interest at the annual rate of 4% beginning July 2008. The note requires twelve half-yearly payments beginning December 2008 until maturity at June 2014. As a result, the Company is not subject to market risk for changes in interest rates and will not be subjected to increased or decreased interest payments if market rates fluctuate and the Company is in a borrowing mode.

Foreign Exchange Rate Risk

          The Company has one foreign subsidiary in Germany. The Company does business in more than seventy countries and currently generates approximately 49% of its revenues from outside of the Americas. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

          The Company’s total assets in its’ foreign subsidiary was $14.0 million at December 31, 2008, translated into US dollars at the closing exchange rates. The Company also acquires certain inventory from foreign suppliers and, as such, faces risk due to adverse movements in foreign currency exchange rates. These risks could have a material impact on the Company’s results in future periods. The potential loss based on end of period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the period ended December 31, 2008.

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

          (b) Management’s Report on Internal Control over Financial Reporting

          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

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

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on or about June 11, 2009 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 11.	Executive Compensation

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on or about June 11, 2009 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on or about June 11, 2009 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 13.	Certain Relationships and Related Transactions

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on or about June 11, 2009 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 14.	Principal Accountant Fees and Services

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on or about June 11, 2009 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the Two Years in the Period ended December 31, 2008
Consolidated Statements of Changes in Shareholders’ Equity for the Two Years in the Period ended December 31, 2008
Consolidated Statements of Cash Flows for the Two Years in the Period ended December 31, 2008
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

	(3)	Exhibits

		3.1	Certificate of Incorporation, as amended (1)

		3.2	Amended and Restated By-laws (1)

		3.3	Amendment to the Certificate of Incorporation (2)

		3.4	Amendment to the Certificate of Incorporation (3)

		4.2	Form of Stock Certificate (1)

		10.1	Summary Plan Description of Profit Sharing Plan of the Registrant (1)

		10.2	Incentive Stock Option Plan of the Registrant and related agreement (1)

		10.3	Amendment to Registrant’s Incentive Stock Option Plan and related agreement (3)

		10.4	Wireless Telecom Group, Inc. 2000 Stock Option Plan (4)

		10.5	Stock Purchase Agreement dated December 21, 2001, by and among the Company, Microlab/FXR and Harry A. Augenblick (5)

		10.6	Stock Purchase Agreement made as of December 21, 2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan (5)

		10.7	Amended and Restated Stock Purchase Agreement, dated as of March 29, 2005, among the Company, Willtek Communications GmbH, Investcorp Technology Ventures, L.P., and Damany Holding GmbH (6)

		10.8	Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek Communications GmbH and Wireless Telecom Group, Inc. (6)

10.9	Severance Agreement, dated March 29, 2005, between Wireless Telecom Group, Inc. and Paul Genova (8)

10.10	Employment and Severance Agreement, dated January 23, 2006, between Wireless Telecom Group, Inc. and James M. Johnson (9)

10.11	Employment and Severance Agreement, dated February 6, 2007, between Wireless Telecom Group, Inc. and Lawrence Henderson (9)

11.1	Computation of Per Share Earnings filed herewith

14	Code of Ethics (7)

23.1	Consent of Independent Registered Public Accounting Firm (PKF) filed herewith as Exhibit 23.1

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.

(4)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 21, 2001, filed with the Commission on January 4, 2002 and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 29, 2005, filed with the Commission on March 29, 2005 and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 30, 2009	By:	/s/ James M. Johnson

James M. Johnson
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Savio Tung	Chairman of the Board	March 30, 2009

Savio Tung

/s/ James M. Johnson	Chief Executive Officer and Vice	March 30, 2009
Chairman of the Board
James M. Johnson

/s/ Paul Genova	President, Chief Financial Officer	March 30, 2009

Paul Genova

/s/ Henry Bachman	Director	March 30, 2009

Henry Bachman

/s/ Rick Mace	Director	March 30, 2009

Rick Mace

/s/ Adrian Nemcek	Director	March 30, 2009

Adrian Nemcek

/s/ Joseph Garrity	Director	March 30, 2009

Joseph Garrity

/s/ Hazem Ben-Gacem	Director	March 30, 2009

Hazem Ben-Gacem

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Wireless Telecom Group, Inc.
Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, cash flows and the schedule listed in the accompanying index for the years then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ PKF

Certified Public Accountants
A Professional Corporation

March 30, 2009
New York, New York

F – 2

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

	December 31,

	2008	2007

- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents	$6,627,397	$10,387,250
Investment in short-term U.S. treasury securities, at cost	5,016,092	—
Accounts receivable - net of allowance for doubtful accounts of $156,913 and $139,553 for 2008 and 2007, respectively	7,278,561	9,273,360
Income taxes recoverable	1,294,000	—
Inventories	10,028,314	11,655,819
Deferred income taxes - current	198,216	121,581
Prepaid expenses and other current assets	1,147,999	961,151

TOTAL CURRENT ASSETS	31,590,579	32,399,161

PROPERTY, PLANT AND EQUIPMENT - NET	5,835,178	6,470,411

OTHER ASSETS:
Goodwill	1,351,392	24,113,284
Other intangible assets – net	—	11,550,000
Deferred income taxes – non-current, net	527,599	885,894
Other assets	3,970,861	4,275,527

TOTAL OTHER ASSETS	5,849,852	40,824,705

TOTAL ASSETS	$43,275,609	$79,694,277

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable	$3,893,436	$3,234,060
Accrued expenses and other current liabilities	2,475,454	3,363,578
Current portion of note payable – bank	369,059	192,803
Income tax payable	—	148,256
Current portion of mortgage payable	58,784	54,517

TOTAL CURRENT LIABILITIES	6,796,733	6,993,214

LONG TERM LIABILITIES:
Note payable - bank	1,660,768	2,120,828
Deferred income taxes	—	4,066,216
Mortgage payable	2,834,645	2,893,429
Deferred rent payable	101,666	105,640
Other long-term liabilities	1,204,350	1,964,267

TOTAL LONG TERM LIABILITIES	5,801,429	11,150,380

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861 and 28,753,861 shares issued for 2008 and 2007, respectively, 25,658,203 and 25,954,161 shares outstanding for 2008 and 2007, respectively	287,539	287,539
Additional paid-in capital	37,259,386	36,785,310
Retained (deficit) earnings	(47,072)	31,217,993
Accumulated other comprehensive income	724,408	328,770
Treasury stock, at cost – 3,095,658 and 2,799,700 shares, respectively	(7,546,814)	(7,068,929)

	30,677,447	61,550,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,275,609	$79,694,277

The accompanying notes are an integral part of these consolidated financial statements.

F – 3

CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,

	2008	2007

NET SALES	$51,031,140	$56,602,050

COST OF SALES	26,496,918	25,064,409

GROSS PROFIT	24,534,222	31,537,641

OPERATING EXPENSES
Research and development	7,294,817	8,758,858
Sales and marketing	10,977,490	12,318,501
General and administrative	8,660,841	7,297,593
Goodwill and intangible assets impairment	33,131,901	—

TOTAL OPERATING EXPENSES	60,065,049	28,374,952

OPERATING INCOME (LOSS)	(35,530,827)	3,162,689

OTHER (INCOME) EXPENSE
Interest (income)	(200,683)	(319,777)
Interest expense	221,017	224,975
Other (income) – net	(22,810)	(884,148)

TOTAL OTHER (INCOME)	(2,476)	(978,950)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(35,528,351)	4,141,639

PROVISION (BENEFIT) FOR INCOME TAXES	(4,263,286)	684,983

NET INCOME (LOSS)	$(31,265,065)	$3,456,656

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(1.22)	$0.13
Diluted	$(1.22)	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25,712,424	25,896,547
Diluted	25,712,424	26,007,367

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total

BALANCE AT DECEMBER 31, 2006	$286,536	$36,070,025	$27,761,337	$(153,218)	$(7,068,929)	$56,895,751

Net income	—	—	3,456,656	—	—	3,456,656

Foreign currency translation	—	—	—	(50,185)	—	(50,185)

Amount recognized for employee pension obligation	—	—	—	532,173	—	532,173

Comprehensive income	—	—	—	—	—	3,938,644

Stock options expensed	—	502,459	—	—	—	502,459

Stock options exercised	1,003	212,826	—	—	—	213,829

BALANCE AT DECEMBER 31, 2007	$287,539	$36,785,310	$31,217,993	$328,770	$(7,068,929)	$61,550,683

F – 5

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total

Net (loss)	—	—	(31,265,065)	—	—	(31,265,065)

Foreign currency translation	—	—	—	17,198	—	17,198

Amount recognized for employee pension obligation	—	—	—	378,440	—	378,440

Comprehensive (loss)	—	—	—	—	—	(30,869,427)

Stock options expensed	—	474,076	—	—	—	474,076

Purchase of treasury stock	—	—	—	—	(477,885)	(477,885)

BALANCE AT DECEMBER 31, 2008	$287,539	$37,259,386	$(47,072)	$724,408	$(7,546,814)	$30,677,447

F – 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,

	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,265,065)	$3,456,656
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	963,915	962,038
Amortization of purchased intangibles – net	908,100	926,002
Impairment of goodwill and other intangible assets	33,131,901	—
Stock compensation expense	474,076	502,459
Realized loss on sale of investment securities	158,249	—
Deferred rent	(3,974)	(19,369)
Deferred income taxes	(3,784,556)	(644,891)
Recovery from (provision for) losses on accounts receivable	19,850	(166,586)
Changes in assets and liabilities:
Accounts receivable	1,415,313	1,102,740
Inventory	1,423,918	(1,930,417)
Income taxes payable	(208,266)	(120,288)
Prepaid expenses, income taxes recoverable and other current assets	(1,207,375)	(182,158)
Other long-term liabilities	(34,538)	(752,007)
Accounts payable and accrued expenses	561,886	(3,343,989)

Net cash provided by (used for) operating activities	2,553,434	(209,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(377,107)	(809,019)
Proceeds from dispositions of property, plant and equipment	14,890	43,627
Purchase of short-term securities	(5,887,444)	—
Proceeds from sale of investment securities	713,103	—

Net cash (used for) investing activities	(5,536,558)	(765,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage note	(54,517)	(50,559)
Payment on bank note payable	(192,598)	—
Acquisition of treasury stock	(477,885)	—
Repayment of notes payable	—	(4,621,050)
Proceeds from exercise of stock options	—	213,829

Net cash (used for) financing activities	(725,000)	(4,457,780)

Effect of foreign currency on cash and cash equivalents	(51,729)	136,821

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,759,853)	(5,296,161)

Cash and cash equivalents, at beginning of year	10,387,250	15,683,411

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$6,627,397	$10,387,250

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
Taxes	$1,027,155	$1,474,536
Interest	$268,955	$977,980

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

Concentrations of Credit Risk and Fair Value:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and U.S. treasury investments and accounts receivable.

The Company maintains significant cash investments primarily with three financial institutions, which at times may exceed federally insured limits. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit rating of these institutions as part of its investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at December 31, 2008, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of notes and mortgage payable approximate fair value based on their terms which reflect market conditions existing as of December 31, 2008.

Cash, Cash Equivalents and Short Term Investments:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

The Company classifies investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. As of December 31, 2008, the Company had approximately $3,980,000 and $996,000 invested in U.S. treasury bills with maturity dates of March 19, 2009 and June 4, 2009, respectively.

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

Inventories:

Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses. Inventory carrying value is net of inventory reserves of $2,729,259 and $3,089,829 for the years ended December 31, 2008 and 2007, respectively.

Inventories consist of:

	December 31,

	2008	2007

Raw materials	$4,969,592	$6,265,451
Work-in-process	2,223,859	3,274,551
Finished goods	2,834,863	2,115,817

	$10,028,314	$11,655,819

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

Goodwill and other intangible assets:

The Company reviews its goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142. The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. Goodwill is attributable to two of the Company’s reporting unit’s, Willtek Communications GmbH and Microlab/FXR.

F – 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Intangible assets are evaluated for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company considers various valuation methods to evaluate recoverability, such as discounted cash flows, comparable companies and comparable transactions. When such an impairment exists, the related assets are reduced to their net realizable value.

In accordance with this policy, during the fourth quarter of 2008, significant changes in assumptions and estimates with respect to future revenue and cash flows for the Company’s German subsidiary, Willtek Communications GmbH, occurred. These changes resulted in a goodwill and intangible assets impairment charge of $22,761,891 and $10,370,010, respectively, which was recorded as a non-cash operating expense in the fourth quarter of 2008 and represents a 100% write-down of the goodwill and intangible assets associated with the acquisition of Willtek. The goodwill remaining on the Company’s consolidated balance sheets is attributable to Micrlab/FXR.

The following table discloses the Company’s intangible assets by classification, prior to the fourth quarter impairment charge, and presents each intangible asset class at their original cost less accumulated amortization, as of December 31, 2008:

Intangibles	Cost	Accumulated Amortization	Net

Customer relationships	$10,900,000	$2,543,330	$8,356,670
Trade names and trademarks	2,000,000	466,660	1,533,340
Developed technology	1,600,000	1,120,000	480,000

Totals	$14,500,000	$4,129,990	$10,370,010

For the twelve months ended December 31, 2008 and 2007, amortization expense of intangible assets was $1,180,000 per annum. No further charges will be required for amortization of intangible assets subsequent to 2008.

Revenue Recognition:

Revenue, including shipping and handling fees, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Sales to international distributors are recognized in the same manner. If title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis. There are no special post shipment obligations or acceptance provisions that exist with any sales arrangements.

Research and Development Costs:

Research and development costs are charged to operations when incurred. The amounts charged for the years ended December 31, 2008 and 2007 were $7,294,817 and $8,758,858, respectively.

Advertising Costs:

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $596,341 and $690,130 for the years ended December 31, 2008 and 2007, respectively.

F – 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Other Comprehensive Income (Loss):

Assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss) on the statement of shareholders’ equity in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

During the fiscal years ended December 31, 2008 and 2007, included in other comprehensive income (loss) was an adjustment for employee benefit obligations due to the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, as well as, foreign currency translation gains and losses.

Components of other comprehensive income (loss) consist of the following:

	Foreign Currency Translation	Pension Liability Adjustments	Total Accumulated Other Comprehensive Income (loss)

Balance at December 31, 2006	$(283,695)	$130,477	$(153,218)
Amounts recognized for SFAS No. 158	—	532,173	532,173
Foreign currency translation	(50,185)	—	(50,185)

Balance at December 31, 2007	$(333,880)	$662,650	$328,770
Amounts recognized for SFAS No. 158	—	323,886	323,886
Foreign currency translation	71,752	—	71,752

Balance at December 31, 2008	$(262,128)	$986,536	$724,408

Stock-Based Compensation:

The Company follows the provisions of SFAS 123(R), “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2008 and the service-based options granted during 2007, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to the Company’s history with respect to incentive stock options, the estimated forfeiture rate included in the option valuation was zero.

F – 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes:

The Company utilizes SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the benefits of Boonton and Willtek’s net operating loss carry-forwards by applying a valuation allowance, which requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized.

Income Per Common Share:

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”), the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Years Ended December 31,

	2008	2007

Weighted average number of common shares outstanding — Basic	25,712,424	25,896,547
Potentially dilutive stock options	—	110,820

Weighted average number of common and equivalent shares outstanding-Diluted	25,712,424	26,007,367

Common stock options were not included in the diluted earnings per share calculation for the year ended December 31, 2008 because the various option exercise prices were greater than the average market price of the common shares for the period presented. The weighted average number of potentially dilutive shares not included in diluted earnings per share for the years ended December 31, 2008 and 2007 was 3,509,607 and 2,427,349, respectively.

Recent Accounting Pronouncements Affecting the Company:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations and financial condition. Additionally, in February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard 157-2, which delays the effective date of SFAS No. 157 from January 1, 2008 to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

F – 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company’s adoption of this standard did not have a material effect on its financial position or results of operations.

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

On July 1, 2005, the Company acquired all of the outstanding equity of Willtek Communications GmbH, a limited liability corporation organized under the laws of Germany (“Willtek”), in exchange for 8,000,000 shares of the Company’s common stock having an aggregate value of $21,440,000, based on a closing sale price of $2.68 per share of the Company’s common stock on July 1, 2005.

The acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the acquisition date. As of result of the 2005 acquisition, the Company recorded identifiable intangible assets of $14,500,000 which were being amortized over periods ranging from 5 to 15 years, and goodwill of $22,761,891.

In December 2008, the Company recorded a non-cash impairment charge of $22,761,891 and $10,370,010 for the goodwill and intangible assets of Willtek, respectively. Revenues and gross margins have declined during 2008 and expected bookings of a large new customer in the fourth quarter of 2008 did not materialize. Contributing factors to the impairment charge were the continuing decline in discounted cash flows of future revenues, reduced booking orders, declining gross margins and the overall industry slowdown in worldwide cellular handset demand. In assessing the fair value of Willtek, the Company considered various valuation methods, such as discounted cash flows, comparable companies and comparable tansactions.

In light of the current market challenges facing Willtek including significant technology research and development expenses required to remain competitive, management is currently evaluating several strategic alternatives and opportunities. These include, among others, a significant restructuring of the existing business, finding a strategic partner, making additional investments in technology research and development or a sale of some or all of the Willtek assets.

NOTE 3 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, consists of the following:

	December 31,

	2008	2007

Building and improvements	$4,138,016	$4,164,056
Machinery and equipment	8,965,163	9,697,008
Furniture and fixtures	142,993	605,043
Transportation equipment	140,693	140,693
Leasehold improvements	992,055	974,255

	14,378,920	15,581,055

Less: accumulated depreciation	9,243,742	9,810,644

	5,135,178	5,770,411
Add: land	700,000	700,000

	$5,835,178	$6,470,411

Depreciation expense of $963,915 and $962,038 was recorded for the years ended December 31, 2008 and 2007 respectively.

F – 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 4 -	OTHER ASSETS:

Other assets consists of the following:

	December 31,

	2008	2007

Product demo assets	$1,753,449	$1,939,823
Cash surrender value of pension insurance	1,716,224	1,790,922
Technology license	238,827	294,325
Other miscellaneous assets	262,361	250,457

Total	$3,970,861	$4,275,527

NOTE 5 -	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consists of the following:

	December 31,

	2008	2007

Interest	$167,360	$128,144
Payroll and related benefits	756,108	1,346,940
VAT payable	302,883	365,591
Professional fees	93,040	103,103
Commissions	35,148	256,317
Goods received not invoiced	222,446	170,098
Warranty reserve	128,250	131,611
Other miscellaneous expenses	770,219	861,774

Total	$2,475,454	$3,363,578

NOTE 6 -	MORTGAGE AND NOTE PAYABLE – LONG TERM:

The Company has a mortgage payable secured by certain properties in the amount of $2,893,429. This note bears interest at an annual rate of 7.45%, requires monthly payments of principal and interest of $23,750 and matures in August 2013.

Maturities of mortgage principal payments for the next four years are $58,784, $63,386, $68,347 and $73,697, respectively, with a balloon payment due in the fifth and final year of $2,629,215.

In 2005, prior to acquisition of Willtek Communications GmbH, Willtek received a bank loan in the amount of Euro 1,570,800. Proceeds related to this loan may only be used for research and development projects in Germany. The outstanding balance converted to U.S. dollars at December 31, 2008 is $2,029,827 of which $369,059 is current. This note was interest free through June 2008 and has been bearing interest at the annual rate of 4% since July 2008. The note requires twelve semi-annual payments which began December 2008 until maturity at June 2014. The Company is considering satisfying the entire balance due on this note in the second quarter of 2009.

Maturities of scheduled bank loan principal payments are $369,059 annually for the next five years and $184,532 thereafter, effectively the final payment due.

F – 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7 -	OTHER LONG-TERM LIABILITIES:

Other long-term liabilities consist of the following:

	December 31,

	2008	2007

Pension provision and similar obligations	$1,204,350	$1,619,538
Deferred rent – acquisition	—	316,643
Other miscellaneous	—	28,086

Total	$1,204,350	$1,964,267

NOTE 8 -	SHAREHOLDERS’ EQUITY:

During 2000, the stockholders approved the Company’s 2000 Stock Option Plan. The 2000 Plan provides for the grant of Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) in compliance with the Code to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. 1,500,000 shares of Common Stock are reserved for issuance upon the exercise of options under the 2000 Plan. Prior to 2000, the Company had established an Incentive Stock Option Plan under which options to purchase up to 1,750,000 shares of common stock were available to be granted to officers and other key employees.

On July 6, 2006, the Company’s Amended and Restated 2000 Stock Option Plan, which authorizes the granting of options relating to an additional 2,000,000 shares of common stock, was approved by shareholder vote.

On September 17, 2008, shareholders further approved an amendment to the Company’s Amended and Restated 2000 Stock Option Plan providing for an additional 1,000,000 shares of the Company’s common stock that may be available for future grants under the plan.

All service-based options granted have 10-year terms and, from the date of grant, vest annually and become fully exercisable after a maximum of five years. Performance-based options granted have 10-year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s board of directors.

Under the Company’s stock option plans, options may be granted to purchase shares of the Company’s common stock exercisable at prices generally equal to the fair market value on the date of the grant.

On April 11, 2008, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based stock options to the Company’s Chief Executive Officer (CEO), President and Chief Financial Officer (CFO) and Senior Vice President of Global Customer Operations and Chief Marketing Officer (CMO). Accordingly, the Company entered into stock option agreements dated as of April 11, 2008, pursuant to which the Company’s CEO, CFO and CMO were awarded options to purchase up to 540,000, 220,000 and 120,000 shares of the Company’s common stock, respectively, at an exercise price of $1.42 per share, representing a 5% premium over the closing price of the Company’s common stock reported on the NYSE Amex (formerly the American Stock Exchange) on April 11, 2008, the date of grant.

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

A summary of stock option activity, and related information for the years ended December 31, follows:

	Options	Weighted Average Exercise Price

Outstanding, December 31, 2006	2,361,897	2.47

Granted	493,000	2.70
Exercised	(100,310)	2.13
Canceled	(85,600)	2.29

Outstanding, December 31, 2007	2,668,987	2.53

Granted	880,000	1.42
Exercised	—	—
Forfeited	(22,500)	2.28
Canceled	(189,520)	2.34

Outstanding, December 31, 2008	3,336,967	2.25

Options exercisable:
December 31, 2007	1,313,070	2.51
December 31, 2008	1,698,884	2.54

The options outstanding and exercisable as of December 31, 2008 are summarized as follows:

Range of exercise prices	Weighted average exercise price	Options Outstanding	Options Exercisable	Weighted average remaining life

$1.69 - $2.25	$1.92	204,000	204,000	2.6 years
$2.28 - $3.13	$2.27	3,132,967	1,494,884	5.9 years

		3,336,967	1,698,884

F – 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 8 -	SHAREHOLDERS’ EQUITY (Continued):

As of December 31, 2008, the unearned compensation related to Company granted service-based incentive stock options is $698,080. The unearned compensation related to Company granted service-based incentive stock options as of December 31, 2007 was $1,172,156. The fair value, and unamortized amount, of performance-based options granted by the Company as of December 31, 2008 is $566,766. This unearned compensation will not be recognized until the performance conditions described above are achieved.

The fair value of options awarded during 2008 was estimated on the date of grant using the Black-Scholes option-pricing model and included the following range of assumptions; dividend yield of 0%, risk-free interest rate of 2.57%, and expected option lives of 4 years. Volatility assumption was 55%. The forfeiture rate was assumed to be 0%. For 2007, the fair value of options awarded was also estimated on the date of grant using the Black-Scholes option-pricing model and included the following range of assumptions; dividend yield of 0%, risk-free interest rates ranging from 4.74% to 4.98%, and expected option lives of 4 years. Volatility assumptions ranged from 57% to 58%. The forfeiture rate was assumed to be 0%.

The per share weighted average fair value of options granted in the years 2008 and 2007 were $0.63 and $1.27, respectively.

NOTE 9 -	OPERATIONAL INFORMATION AND EXPORT SALES:

Sales:

The Company and its subsidiaries develop and manufacture various types of electronic test equipment and are aggregated into a single operating segment based on similar economic characteristics, products, services, customers, U.S. Government regulatory requirements, manufacturing processes and distribution channels.

For the years ended December 31, 2008 and 2007, with the exception of one customer in 2008 whom accounted for approximately 8% of total sales, no customer accounted for more than 3% of total sales.

In addition to its in-house sales staff, the Company uses various manufacturers’ representatives to sell its products. For the years ended December 31, 2008 and 2007, no representative accounted for more than 10% of total sales.

Regional Assets and Sales:

The Company, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	As of December 31,
	2008	2007

Long-lived assets
United States	$4,858,059	$5,365,285
Europe	977,119	1,105,126

	$5,835,178	$6,470,411

	For the Twelve Months Ended December 31,
	2008	2007

Revenues by Region
Americas	$26,039,550	$24,560,835
Europe, Middle East, Africa (EMEA)	19,485,480	23,356,704
Asia	5,506,110	8,684,511

	$51,031,140	$56,602,050

F – 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9 -	OPERATIONAL INFORMATION AND EXPORT SALES (Continued):

Purchases

In 2008 and 2007, one third-party supplier accounted for more than 21% and 20% of the Company’s total inventory purchases, respectively.

NOTE 10 -	RETIREMENT PLANS:

The Company has a 401(k) profit sharing plan covering all eligible employees. Company contributions to the plan for the years ended December 31, 2008 and 2007 aggregated $345,945 and $344,716, respectively.

The Company also maintains a non-contributory, defined benefit pension plan covering 16 active and 29 former employees of our German subsidiary. The Company uses a December 31 measurement date for its defined benefit pension plan. The accumulated benefit obligation as of 2008 and 2007 was $1,535,972 and $1,937,842, respectively. As of December 31, 2008 and 2007, the pension liability of $1,204,350 and $1,619,538, respectively, was recorded in other long-term liabilities. There were no contributions made to this plan by the Company in 2008 and there are no plans to make any contributions in 2009.

The Company purchased life insurance to cover the actual net present value of the pension obligations. The cash surrender value of these insurance policies amounted to approximately $1,716,000 and $1,791,000 as of December 31, 2008 and 2007, respectively. The amounts are independent of the defined benefit plan and do not constitute assets of the plan.

The funded status of the defined benefit plans is as follows:

	2008	2007

Change in projected benefit obligation:
Beginning of year	$2,001,817	$2,260,259
Service cost	20,665	38,510
Interest cost	91,961	97,933
Actuarial (gain)	(378,440)	(532,173)
Benefits paid and expenses	(87,748)	(85,678)
Effect of foreign currency translation	(68,982)	222,966

Projected benefit obligation at end of year	$1,579,273	$2,001,817

Change in fair value of plan assets:
Beginning of year	$382,279	$370,463
Actual return on plan assets	11,456	11,542
Employer contribution	—	—
Settlement of capital	(8,155)	(37,719)
Effect of foreign currency translation	(10,656)	37,993

Fair value of plan assets at end of year	$374,924	$382,279

	2008	2007

Excess of projected benefit obligation over fair value of plan assets	$1,204,350	$1,619,538
Unrecognized gain	986,536	665,411

Accrued pension cost	$2,190,886	$2,284,949

Required incremental asset under SFAS No. 158	(986,536)	(665,411)

Accrued pension cost at end of period	$1,204,350	$1,619,538

F – 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10 -	RETIREMENT PLANS (Continued):

The weighted average assumptions used to determine net pension cost and benefit obligations for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Discount rate – benefit obligation	6.25%	4.50%
Discount rate – pension cost	6.25%	4.50%
Expected long-term return on plan assets	3.00%	3.00%
Rate of compensation increase (Staff plan only)	2.00%	2.00%

The following table presents the components of net periodic pension cost for the years ended December 31, 2008 and 2007:

	2008	2007

Service cost	$20,665	$38,510
Interest cost	91,961	97,933
Expected return on plan assets	(11,456)	(11,542)
Recognized net actuarial (gain)	(69,351)	(2,761)

Net periodic pension expense	$31,819	$122,140

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

At December 31, 2008 and 2007, plan assets consisted of fixed income insurance annuities.

The following benefit payments are expected to be paid as follows:

2009	$99,158
2010	106,780
2011	109,413
2012	111,709
2013	114,893
2014-2018	626,615

F – 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 11 -	INCOME TAXES:

The components of income tax expense (benefit) related to income are as follows:

	Year Ended December 31,

	2008	2007

Current:
Federal	$(3,532,155)	$790,976
State	84,183	392,280
Foreign	285,292	49,343
Deferred:
Federal	(1,023,606)	(513,116)
State	(77,000)	(34,500)

	$(4,263,286)	$684,983

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax rate:

	Year Ended December 31,

	2008	2007

	% of Pre Tax Earnings	% of Pre Tax Earnings

Statutory federal income tax rate	(34.0%)	34.0%
State income tax net of federal tax benefit	.2	6.3
Utilization of net operating loss carry-forward	(3.6)	(10.8)
Valuation allowance	24.8	(2.8)
Over/under accrual adjustment	(.4)	(2.2)
Other	1.0	(8.0)

	(12.0%)	16.5%

The components of deferred income taxes are as follows:

	December 31,

	2008	2007

Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$178,381	$44,070
Allowances for doubtful accounts	40,554	32,191
Accrued bonus’	10,000	139,735
Tax effect of goodwill	89,180	191,884
Book depreciation over tax	(30,720)	115,795
Net operating loss carryforward	7,384,560	6,834,028
Investment in foreign subsidiary	7,900,000	—

	15,571,955	7,357,703
Valuation allowance for deferred tax assets	(14,846,140)	(6,350,228)

	$725,815	$1,007,475

Deferred tax liability due to acquisition	$—	$4,066,216

The Company has a domestic net operating loss carryforward at December 31, 2008 of approximately $1,500,000 which expires in 2013. The Company also has a foreign net operating loss carryforward at December 31, 2008 of approximately $21,900,000 which has no expiration.

F – 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 11 -	INCOME TAXES (Continued)

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2008. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2008.

The Company files income tax returns in the U.S. (federal and various states), German and French taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2005. The Company is no longer subject to tax examinations in Germany and France for periods before 2002.

The Company does not have any significant unrecognized tax benefits and does not anticipate significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts recognized for income tax related interest and penalties as a component of the provision for income taxes are immaterial for the years ended December 31, 2008 and 2007.

NOTE 12 -	COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company provides one-year warranties on of all its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. The costs related to these warranties are not certain, however, based upon past experience, these costs have been minimal.

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

The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance. The future minimum lease payments are shown below:

2009	1,387,868
2010	1,310,680
2011	369,350
2012	34,216
2013	34,216
Thereafter	25,662

$3,161,992

Rent expense for the years ended December 31, 2008 and 2007 was $1,445,346 and $1,372,598, respectively.

F – 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 12 -	COMMITMENTS AND CONTINGENCIES (Continued):

On July 14, 1998 the Company entered into a 15-year lease for a 44,000 square foot facility located in Mahwah, New Jersey. This new facility was leased to serve as the headquarters and manufacturing plant for one of the Company’s divisions, which was sold in 1999. In December 1999, the Company exercised its option to purchase this building. The Company leases certain property to an unrelated third party. This lease, which terminates in 2013, provides for annual rental income of $385,991 throughout the lease term. The current tenant has an exclusive option to purchase the property, at a predetermined purchase price of approximately $3,500,000, up through August 1, 2012 during the lease term.

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2012. All leases may be renewed at the end of their respective leasing periods. Future payments consist of the following at December 31, 2008:

2009	$208,729
2010	169,526
2011	149,134
2012	57,210

$584,599

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

Costs charged to operations in connection with the water management plan amounted to approximately $19,000 and $200 for the years ended December 31, 2008 and 2007, respectively. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

Risks and Uncertainties:

The Company is subject to contingent liabilities for employee notice and severance payments for any actions taken by management to restructure or reduce employees in Germany, the United States or other worldwide locations. These payments could have a significantly negative impact on the Company’s cash flow and results of operations.

F – 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 13 -	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                          The following is a summary of selected quarterly financial data (in thousands, except per share amounts).

2008	Quarter

	1st	2nd	3rd	4th

Net sales	$12,989	$13,008	$13,608	$11,426
Gross profit	6,165	6,215	6,876	5,278
Operating (loss)	(557)	(1,067)	(92)	(33,815)
Net (loss)	(529)	(990)	(510)	(29,236)
Diluted net (loss) per share	$(.02)	$(.04)	$(.02)	$(1.14)

2007	Quarter

	1st	2nd	3rd	4th

Net sales	$14,129	$14,274	$13,992	$14,207
Gross profit	7,626	7,962	7,831	8,119
Operating income	790	742	744	887
Net income	663	1,004	942	848
Diluted net income per share	$.03	$.04	$.04	$.03

F – 24

WIRELESS TELECOM GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE TWO YEARS ENDED DECEMBER 31,

Allowance for doubtful accounts:

	Balance at Beginning of year	Provisions	Deductions	Translation adjustment	Balance at end of year

2008	$139,553	$137,552	$(117,701)	$(2,491)	$156,913
2007	298,290	160,315	(326,901)	7,849	139,553

Allowance for deferred tax valuation:

	Balance at beginning of year	Provisions	Reductions	Translation adjustment	Balance at end of year

2008	$6,350,228	$7,900,000	$(79,088)	$675,000	$14,846,140
2007	6,064,026	—	(338,798)	625,000	6,350,228

Reserves for inventories:

	Balance at beginning of year	Provisions	Reductions	Translation adjustment	Balance at end of year

2008	$3,089,829	$50,680	$(323,977)	$(87,273)	$2,729,259
2007	3,440,122	10,768	(607,947)	246,886	3,089,829

F – 25