Form 10-Q
period 2009-03-31
WIRELESS TELECOM GROUP INC
filed 2009-05-14
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________________

Commission file number
1-11916
________________________

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
________________________

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

Number of shares of Common Stock outstanding as of May 12, 2009: 25,658,203
Number of non-affiliated shares of Common Stock outstanding as of May 12, 2009: 19,092,637

WIRELESS TELECOM GROUP, INC.

Table of Contents

		PART I. FINANCIAL INFORMATION	Page(s)

Item 1	--	Consolidated Financial Statements:

		Condensed Balance Sheets as of March 31, 2009 (unaudited)
		and December 31, 2008	3

		Condensed Statements of Operations for the Three Months
		Ended March 31, 2009 (unaudited) and 2008 (unaudited)	4

		Condensed Statements of Cash Flows for the Three Months
		Ended March 31, 2009 (unaudited) and 2008 (unaudited)	5

		Notes to Interim Condensed Financial Statements (unaudited)	6 - 10

Item 2	--	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	11 - 14

Item 3	--	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4	--	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1	--	Legal Proceedings	16

Item 1A	--	Risk Factors	16

Item 2	--	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	--	Defaults upon Senior Securities	16

Item 4	--	Submission of Matters to a Vote of Security Holders	16

Item 5	--	Other Information	16

Item 6	--	Exhibits	16

Signatures			17

Exhibit Index			18

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -
	March 31,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,316,551	$6,627,397
Investment in short-term U.S. Treasury securities, at cost	2,032,822	5,016,092
Accounts receivable - net of allowance for doubtful accounts of
$175,839 and $156,913 for 2009 and 2008, respectively	6,386,170	7,278,561
Income taxes recoverable	1,294,000	1,294,000
Inventories	9,416,037	10,028,314
Deferred income taxes-current	251,411	198,216
Prepaid expenses and other current assets	1,349,789	1,147,999
TOTAL CURRENT ASSETS	30,046,780	31,590,579
PROPERTY, PLANT AND EQUIPMENT - NET	5,601,547	5,835,178

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	478,585	527,599
Cash surrender value of foreign pension insurance and other assets	3,787,186	3,970,861
TOTAL OTHER ASSETS	5,617,163	5,849,852
TOTAL ASSETS	$41,265,490	$43,275,609

- LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable	$2,515,449	$3,893,436
Accrued expenses and other current liabilities	2,429,793	2,475,454
Current portion of note payable - bank	345,786	369,059
Current portion of mortgage payable	59,902	58,784
TOTAL CURRENT LIABILITIES	5,350,930	6,796,733
LONG TERM LIABILITIES:
Notes payable - bank	1,556,034	1,660,768
Mortgage payable	2,819,243	2,834,645
Deferred rent payable	100,672	101,666
Provision for pension liability and other long term liabilities	1,178,575	1,204,350
TOTAL LONG TERM LIABILITIES	5,654,524	5,801,429

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861
shares issued, 25,658,203 shares outstanding	287,539	287,539
Additional paid-in-capital	37,348,660	37,259,386
Retained (deficit)	(333,544)	(47,072)
Accumulated other comprehensive income	504,195	724,408
Treasury stock at cost, 3,095,658 shares	(7,546,814)	(7,546,814)
TOTAL SHAREHOLDERS' EQUITY	30,260,036	30,677,447
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$41,265,490	$43,275,609

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

NET SALES	$11,361,743	$12,988,564

COST OF SALES	5,710,657	6,822,842

GROSS PROFIT	5,651,086	6,165,722

OPERATING EXPENSES
Research and development	1,890,862	1,872,203
Sales and marketing	2,425,935	2,833,890
General and administrative	1,685,360	2,017,031
TOTAL OPERATING EXPENSES	6,002,157	6,723,124

OPERATING (LOSS)	(351,071)	(557,402)

OTHER (INCOME) EXPENSE
Interest (income)	(25,924)	(107,404)
Interest expense	54,600	55,637
Other (income) expense	(84,680)	(171,238)
TOTAL OTHER (INCOME) EXPENSE	(56,004)	(223,005)

(LOSS) BEFORE INCOME TAXES	(295,067)	(334,397)

PROVISION (BENEFIT) FOR INCOME TAXES	(8,595)	194,579

NET (LOSS)	$(286,472)	$(528,976)

NET (LOSS) PER COMMON SHARE:

BASIC	$(0.01)	$(0.02)

DILUTED	$(0.01)	$(0.02)

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(286,472)	$(528,976)
Adjustments to reconcile net (loss) to net cash
(used for) provided by operating activities:
Depreciation and amortization	229,542	474,987
Stock compensation expense	89,274	118,519
Deferred rent	(994)	(994)
Deferred income taxes	(4,181)	104,365
Provision for losses on accounts receivable	22,338	29,763
Changes in assets and liabilities:
Accounts receivable	792,062	426,082
Inventory	408,537	1,245,513
Prepaid expenses and other assets	(208,297)	12,150
Accounts payable and accrued expenses	(984,038)	(1,606,498)
Pension liability and other long-term liabilities	49,689	963
Income taxes payable	(244,413)	(29,901)
Net cash (used for) provided by operating activities	(136,953)	245,973

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,945)	(87,846)
Proceeds from dispositions of property, plant and equipment	-	15,147
Proceeds from sale of short term securities	2,983,270	-
Net cash provided by (used for) investing activities	2,951,325	(72,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(14,284)	(13,246)
Acquisition of treasury stock	-	(332,439)
Net cash (used for) financing activities	(14,284)	(345,685)

Effect of foreign currency on cash and cash equivalents	(110,934)	73,109

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,689,154	(99,302)

Cash and cash equivalents, at beginning of period	6,627,397	10,387,250

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$9,316,551	$10,287,948

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$240,000	$120,000

Interest	$56,071	$55,955

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed, consolidated balance sheet as of March 31, 2009 and the condensed, consolidated statements of operations for the three month periods ended March 31, 2009 and 2008 and the condensed, consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its annual report on Form 10-K for the year ended December 31, 2008. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

The results of operations for the three-month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement became effective for the Company beginning in fiscal 2009 and did not have an impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141 (revised 2007), “Business Combinations,” and (b.) No. 160 “Non-controlling Interests in Consolidated Financial Statements.” These statements became effective for fiscal years beginning after December 15, 2008. The application of these standards is intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. Effective January 2009, the Company adopted SFAS 141(R) and SFAS 160 and the adoption of these standards did not have any impact on its condensed consolidated financial statements.

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

(b.) SFAS No. 160 is intended to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report non-controlling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

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

NOTE 4 - INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are calculated by using the weighted average number of shares of common stock outstanding and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method.

	Three Months Ended
	March 31,
	2009	2008

Weighted average common shares outstanding	25,658,203	25,868,703
Potentially dilutive stock options	-	-
Weighted average common shares outstanding,
assuming dilution	25,658,203	25,868,703

Common stock options were not included in the diluted earnings (loss) per share calculation for the quarter ended March 31, 2009 and 2008 because the various option exercise prices were greater than the average market price of the common shares for the periods presented. The weighted average number of potentially dilutive shares not included in diluted earnings (loss) per share for the quarter ended March 31, 2009 and 2008 was 3,336,967 and 2,668,635, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY

On January 17, 2008 the Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. The stock repurchase authorization does not have an expiration date and the timing and amount of shares repurchased will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. As of March 31, 2009, the Company has repurchased 295,958 shares at a cost of $477,885. The Company did not repurchase shares during the three months ended March 31, 2009. The stock repurchase program may be modified or discontinued at any time.

Comprehensive income (loss) represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the three months ended March 31, 2009 and 2008, other comprehensive income (loss) consisted of foreign currency translation gains and losses. The net amounts recognized in other comprehensive income (loss) for the quarters ended March 31, 2009 and 2008 was $(220,213) and $(11,408), respectively.

NOTE 6 – INVENTORIES

Inventory carrying value is net of inventory reserves of $2,633,109 and $2,729,259 at March 31, 2009 and December 31, 2008, respectively.

Inventories consist of:

	March 31,	December 31,
	2009	2008

Raw materials	$4,843,085	$4,969,592
Work-in-process	1,854,219	2,223,859
Finished goods	2,718,733	2,834,863
	$9,416,037	$10,028,314

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews its goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142. The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. At March 31, 2009 and December 31, 2008, goodwill is attributable to one of the Company’s reporting unit’s, Microlab/FXR.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the provisions of SFAS 123(R), “Share-Based Payment”. The Company's results for the three-month periods ended March 31, 2009 and 2008 include share-based compensation expense totaling $89,274 and $118,519, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Stock option compensation expense relative to serviced-based options is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period. Stock option compensation expense relating to performance-based options is the estimated fair value of options granted, recognized when stated performance targets are achieved.

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model. For the options granted, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. treasury yield curve rate in effect at the time of grant for periods similar to the expected option life.

The Company did not grant stock options during either of the three-months ended March 31, 2009 or 2008. Additionally, no stock options were exercised, forfeited or canceled during either of the three-months ended March 31, 2009 or 2008. At March 31, 2009, the total number of stock option shares outstanding, which includes both service-based and performance-based options, was 3,336,967.

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first three months of 2009:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price per share	Term	Value
Service-based Stock Options
Outstanding at January 1, 2009	2,456,967	$2.55
Granted
Exercised	-
Forfeited	-
Canceled	-
Outstanding at March 31, 2009	2,456,967	$2.55	4.8	-

Exercisable at March 31, 2009	1,845,467	$2.55	3.9	-

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - ACCOUNTING FOR STOCK OPTIONS (Continued)

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first three months of 2009:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price per share	Term	Value
Performance-based Stock Options
Outstanding at January 1, 2009	880,000	$1.42
Granted	-
Exercised	-
Forfeited	-
Canceled	-
Outstanding at March 31, 2009	880,000	$1.42	9.0	-

Exercisable at March 31, 2009	-	-	-	-

The unearned compensation related to Company granted performance-based and service-based incentive stock options as of March 31, 2009, is $556,766 and $608,807, respectively.

NOTE 9 – SEGMENT INFORMATION: REGIONAL ASSETS AND SALES

The Company, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

Property, Plant and Equipment - net	As of March 31,	As of December 31,
	2009	2008
United States	$4,732,867	$4,858,059
Europe	868,680	977,119
	$5,601,547	$5,835,178

	For the Three Months
	Ended March 31,
Revenues by region	2009	2008
Americas	$7,612,972	$6,682,274
Europe, Middle East, Africa (EMEA)	2,825,406	5,109,893
Asia	923,365	1,196,397
	$11,361,743	$12,988,564

Net sales are attributable to a geographic area based on the destination of the product shipment.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and as of December 31, 2008 (ii) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2009 (unaudited) and 2008 (unaudited) and (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 (unaudited) and 2008 (unaudited).

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation

The Company follows the provisions of SFAS 123(R), “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2008, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to the Company’s history with respect to incentive stock options, the estimate of forfeitures included in the option valuation was zero.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Valuation of goodwill and other intangible assets

The Company reviews its goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142. The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. At March 31, 2009 and December 31, 2008, goodwill is attributable to one of the Company’s reporting unit’s, Microlab/FXR.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

For the three months ended March 31, 2009 as compared to the corresponding period of the previous year, net sales decreased to approximately $11,362,000 from approximately $12,989,000 a decrease of approximately $1,627,000 or 12.5% . The decrease is primarily due an overall softness in the wireless handset market.

Gross profit on net sales for the three months ended March 31, 2009 was approximately $5,651,000 or 49.7% as compared to approximately $6,166,000 or 47.5% of net sales for the three months ended March 31, 2008. Gross profit margins are higher primarily due to favorable product mix, particularly in the Company’s foreign subsidiary, and lower manufacturing labor and overhead costs. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the three months ended March 31, 2009 were approximately $6,002,000 or 53% of net sales as compared to approximately $6,723,000 or 52% of net sales for the three months ended March 31, 2008. Operating expenses are lower due to decreases in both sales and marketing expenses and general and administrative expenses, partially off-set by an increase in research and development expenses. During the first quarter of 2009, the Company made a decision to shift some of its research and development to a technical partner in the U.S. The objective of this decision is both to improve our competitive position and to further improve operating results in future periods. Additionally, during the first quarter of 2008, the Company implemented a cost reduction plan to bring operations spending more closely in line with near-term market conditions.

Interest income decreased by approximately $81,000 for the three months ended March 31, 2009 as compared to the corresponding period of the previous year. This decrease was primarily due to a lower interest rates, and consequently lower returns, in a working capital management account.

For the three months ended March 31, 2009, other income decreased by approximately $87,000. This decrease was primarily due to lower non-operating income relating to foreign currency gains and losses.

For the three months ended March 31, 2009, the Company realized a net (loss) of approximately $(286,000), or $(.01) per share basic and diluted, as compared to a net (loss) of approximately $(529,000), or $(.02) per share basic and diluted for the three months ended March 31, 2008. The explanation of the change in net (loss) can be derived from the operations analysis given above for the three-month periods ending March 31, 2009 and 2008, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital has decreased by approximately $98,000 to approximately $24,696,000 at March 31, 2009, from approximately $24,794,000 at December 31, 2008. At March 31, 2009 the Company had a current ratio of 5.6 to 1, and a ratio of debt to tangible net worth of .4 to 1. At December 31, 2008, the Company had a current ratio of 4.6 to 1, and ratio of debt to tangible net worth of .4 to 1.

The Company had a combined cash and short-term investment balance of approximately $11,349,000 at March 31, 2009, compared to approximately $11,643,000 at December 31, 2008. The Company believes its current level of cash and short-term investments is sufficient enough to fund the current operating, investing and financing activities. The Company believes the full benefit of the cost actions taken over the past twelve months, along with additional productivity initiatives in process, will further reduce our cost structure and will bring expenses in-line with the near-term market dynamics.

The Company used cash for operating activities of approximately $137,000 for the three-month period ending March 31, 2009. The use of this cash for operations was primarily due to a decrease in accounts payable and accrued expenses, a decrease in income taxes payable and an increase in prepaid expenses and other current assets, partially off-set by, a decrease in accounts receivable and a decrease in inventory.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

The Company realized cash from operating activities of approximately $246,000 for the three-month period ending March 31, 2008. The primary source of this cash was due to a decrease in inventory and a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses and a decrease in income taxes payable.

Net cash provided by investing activities for the three months ended March 31, 2009 was approximately $2,951,000. The primary source of these funds was from the sale of short-term securities, off-set by capital expenditures. For the three months ended 2008, net cash used for investing activities was approximately $73,000. The use of these funds was for capital expenditures, off-set by proceeds from the dispositions of property, plant and equipment.

Cash used for financing activities for the three months ended March 31, 2009 was approximately $14,000. The use of these funds was for the periodic payment of a mortgage note. Cash used for financing activities for the three months ended March 31, 2008 was approximately $346,000. The use of these funds was for the acquisition of treasury stock and the periodic payment of a mortgage note.

On January 17, 2008, the Company’s Board of Directors authorized the repurchase of up to 5% of the Company’s common stock. The stock repurchase authorization does not have an expiration date and the timing and amount of shares will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. As of March 31, 2009, the Company has repurchased 295,958 shares at a cost of $477,885. The Company did not repurchase shares during the three months ended March 31, 2009. The stock repurchase program may be modified or discontinued at any time.

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

The Company is not aware of any material changes from risk factors as previously disclosed in its Form 10-K for the year ended December 31, 2008.

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

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: May 14, 2009	/S/James M. Johnson
James M. Johnson
Chief Executive Officer

Date: May 14, 2009	/S/Paul Genova
Paul Genova
President, Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)