Form 10-Q
period 2009-06-30
WIRELESS TELECOM GROUP INC
filed 2009-08-13
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of Common Stock outstanding as of August 12, 2009: 25,658,203
Number of non-affiliated shares of Common Stock outstanding as of August 12, 2009: 19,167,537

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008

	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$7,066,929	$6,627,397
Investment in short-term U.S. Treasury securities, at cost	2,036,123	5,016,092
Accounts receivable - net of allowance for doubtful accounts of $259,932 and $156,913 for 2009 and 2008, respectively	9,400,536	7,278,561
Income taxes recoverable	1,861,000	1,551,000
Inventories	9,214,822	10,028,314
Deferred income taxes-current	361,064	198,216
Prepaid expenses and other current assets	1,367,044	1,147,999

TOTAL CURRENT ASSETS	31,307,518	31,847,579

PROPERTY, PLANT AND EQUIPMENT - NET	5,460,189	5,835,178

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	380,559	527,599
Cash surrender value of foreign pension insurance and other assets	3,946,393	3,970,861

TOTAL OTHER ASSETS	5,678,344	5,849,852

TOTAL ASSETS	$42,446,051	$43,532,609

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$3,092,004	$3,893,436
Accrued expenses and other current liabilities	2,829,455	2,732,454
Current portion of note payable - bank	367,776	369,059
Current portion of mortgage payable	61,042	58,784

TOTAL CURRENT LIABILITIES	6,350,277	7,053,733

LONG TERM LIABILITIES:
Notes payable - bank	1,471,107	1,660,768
Mortgage payable	2,803,549	2,834,645
Deferred rent payable	103,176	101,666
Provision for pension liability and other long term liabilities	1,200,164	1,204,350

TOTAL LONG TERM LIABILITIES	5,577,996	5,801,429

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861 shares issued, 25,658,203 shares outstanding	287,539	287,539
Additional paid-in-capital	37,437,934	37,259,386
Retained (deficit)	(410,450)	(47,072)
Accumulated other comprehensive income	749,569	724,408
Treasury stock at cost, 3,095,658 shares	(7,546,814)	(7,546,814)

TOTAL SHAREHOLDERS’ EQUITY	30,517,778	30,677,447

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,446,051	$43,532,609

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2008	2009	2008

NET SALES	$11,502,889	$13,007,863	$22,864,632	$25,996,427

COST OF SALES	5,967,030	6,793,331	11,677,687	13,616,173

GROSS PROFIT	5,535,859	6,214,532	11,186,945	12,380,254

OPERATING EXPENSES
Research and development	1,666,806	2,047,877	3,557,668	3,920,081
Sales and marketing	2,581,880	2,949,838	5,007,815	5,783,728
General and administrative	1,761,001	2,284,130	3,446,360	4,301,161

TOTAL OPERATING EXPENSES	6,009,687	7,281,845	12,011,843	14,004,970

OPERATING (LOSS)	(473,828)	(1,067,313)	(824,898)	(1,624,716)

OTHER (INCOME) EXPENSE
Interest (income)	(6,080)	(83,808)	(32,004)	(191,212)
Interest expense	54,329	55,385	108,929	111,022
Other (income) - net	(55,058)	(291,923)	(139,738)	(463,161)

TOTAL OTHER (INCOME) EXPENSE	(6,809)	(320,346)	(62,813)	(543,351)

(LOSS) BEFORE INCOME TAXES	(467,019)	(746,967)	(762,085)	(1,081,365)

PROVISION (BENEFIT) FOR INCOME TAXES	(390,112)	242,849	(398,707)	437,428

NET (LOSS)	$(76,907)	$(989,816)	$(363,378)	$(1,518,793)

NET (LOSS) PER COMMON SHARE:

BASIC	$(0.00)	$(0.04)	$(0.01)	$(0.06)

DILUTED	$(0.00)	$(0.04)	$(0.01)	$(0.06)

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the SIx Months Ended June 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(363,378)	$(1,518,793)
Adjustments to reconcile net (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	452,288	960,532
Stock compensation expense	178,548	237,038
Deferred rent	1,510	(1,988)
Deferred income taxes	(15,808)	47,890
Provision for (recovery from) losses on accounts receivable	99,875	(19,525)
Changes in assets and liabilities:
Accounts receivable	(1,908,176)	1,582,019
Inventory	763,824	2,367,791
Prepaid expenses and other assets	(410,168)	(372,460)
Accounts payable, accrued expenses and other current liabilities	(1,022,437)	(1,827,740)
Pension liability and other long-term liabilities	—	2,007

Net cash (used for) provided by operating activities	(2,223,922)	1,456,771

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(55,538)	(279,011)
Proceeds from dispositions of property, plant and equipment	—	19,450
Proceeds from sale of short term securities - net	2,979,969	—

Net cash provided by (used for) investing activities	2,924,431	(259,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(28,838)	(26,745)
Payments of bank note payable	(174,774)	—
Acquisition of treasury stock	—	(477,885)

Net cash (used for) financing activities	(203,612)	(504,630)

Effect of foreign currency on cash and cash equivalents	(57,365)	75,787

NET INCREASE IN CASH AND CASH EQUIVALENTS	439,532	768,367

Cash and cash equivalents, at beginning of period	6,627,397	10,387,250

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$7,066,929	$11,155,617

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$257,850	$577,840

Interest	$148,881	$111,770

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed, consolidated balance sheet as of June 30, 2009 and the condensed, consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 and the condensed, consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008 have been prepared by the Company without audit. The condensed, consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company’s results for the interim periods being presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, valuation of deferred tax assets, accrued warranty expense and estimated fair values of stock options) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its annual report on Form 10-K for the year ended December 31, 2008. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with US GAAP have been condensed or omitted from this report.

The results of operations for the three and six-month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and U.S. treasury investments and accounts receivable.

At June 30, 2009 and December 31, 2008, an unrelated customer represented 34% and less than 1% of the outstanding accounts receivable balance, respectively. Sales to this unrelated customer accounted for approximately 29% and 28% of sales, respectively, for the three and six months ended June 30, 2009 and approximately 12% and 9% of sales, respectively, for the three and six months ended June 30, 2008.

The Company maintains significant cash investments primarily with three financial institutions, which at times may exceed federally insured limits. The Company performs periodic evaluations of the relative credit rating of these institutions as part of its investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at June 30, 2009, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of mortgage and notes payable approximate fair value based on their terms which reflect market conditions existing as of June 30, 2009.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

The Company classifies investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. As of June 30, 2009, the Company had approximately $1,000,000 and $996,000 invested in U.S. treasury bills with maturity dates of August 6, 2009 and November 19, 2009, respectively.

The Company has evaluated subsequent events through August 13, 2009, which is the date on which these condensed, consolidated financial statements were issued. Subsequent to June 30, 2009, the Company received cash payment in the amount of $3,281,961 from the unrelated customer discussed above. This payment satisfied 100% of the customers’ open accounts receivable balance at June 30, 2009. The Company has determined that there were no other subsequent events or transactions which would require recognition or disclosure in the condensed, consolidated financial statements.

Certain prior period information has been reclassified to conform to the current period’s reporting presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 established the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 for the quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate fair value of financial instruments. This FSP was effective for the Company beginning April 1, 2009 on a prospective basis. The additional disclosures required by this standard are included in Note 1.

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

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141 (revised 2007), “Business Combinations,” and (b.) No. 160 “Non controlling Interests in Consolidated Financial Statements.” These statements became effective for fiscal years beginning after December 15, 2008. The application of these standards is intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. Effective January 2009, the Company adopted SFAS 141(R) and SFAS 160. The adoption of these standards did not have any impact on its condensed consolidated financial statements.

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

The income tax benefit for the three and six-months ended June 30, 2009 is primarily due to adjustments recorded for the recoverability of taxes paid in prior periods. The income tax provision for the three and six-months ended June 30, 2008 results from operating income derived from the Company’s U.S. business entities and the net reduction of certain deferred tax benefits.

NOTE 4 - INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are calculated by using the weighted average number of shares of common stock outstanding and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted average common shares outstanding	25,658,203	25,665,775	25,658,203	25,767,240
Potentially dilutive stock options	—	—	—	22,814

Weighted average common shares outstanding, assuming dilution	25,658,203	25,665,775	25,658,203	25,790,054

Common stock options were included in the diluted earnings (loss) per share calculation for the six months ended June 30, 2008 due to certain option exercise prices being greater than the average market price of the common shares for the periods presented. The weighted average number of potentially dilutive shares not included in diluted earnings (loss) per share for the three months ended June 30, 2009 and 2008 was 3,336,967 and 3,513,984, respectively. For the six months ended June 30, 2009 and 2008, the weighted average number of potentially dilutive shares not included in diluted earnings (loss) per share was 3,336,967 and 3,508,495, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY

On January 17, 2008 the Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. The stock repurchase authorization does not have an expiration date and the timing and amount of shares repurchased will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. During the first six-months ended June 30, 2008, the Company repurchased 295,958 shares at a cost of $477,885. The Company did not repurchase shares during the six months ended June 30, 2009. The stock repurchase program is still active and may be modified or discontinued at any time.

Comprehensive income (loss) represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the six-months ended June 30, 2009 and 2008, other comprehensive income (loss) consisted of foreign currency translation gains and losses. The net amounts recognized in other comprehensive income (loss) was $245,374 and $(9,272) for the three-months ended June 30, 2009 and 2008, respectively, and $25,161 and $(20,680) for the six-months ended June 30, 2009 and 2008, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(76,907)	$(989,816)	$(363,378)	$(1,518,793)
Other comprehensive income (loss):
Foreign currency gain (loss)	245,374	(9,272)	25,161	(20,680)

Comprehensive income (loss)	$168,467	$(999,088)	$(338,217)	$(1,539,473)

NOTE 6 – INVENTORIES

Inventory carrying value is net of inventory reserves of $2,797,256 and $2,729,259 at June 30, 2009 and December 31, 2008, respectively.

Inventories consist of:

	June 30, 2009	December 31, 2008

Raw materials	$4,774,910	$4,969,592
Work-in-process	2,077,897	2,223,859
Finished goods	2,362,015	2,834,863

	$9,214,822	$10,028,314

NOTE 7 - GOODWILL

The Company reviews its goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142. The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. At June 30, 2009 and December 31, 2008, goodwill is attributable to one of the Company’s reporting unit’s, Microlab/FXR.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the provisions of SFAS 123(R), “Share-Based Payment”. The Company’s results for the three and six-month periods ended June 30, 2009 include share-based compensation expense totaling $89,274 and $178,548, respectively. Results for the three and six-month periods ended June 30, 2008 include share-based compensation expense of $118,519 and $237,038, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

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

The Company did not grant stock options during the six-months ended June 30, 2009. However, during the six-months ended June 30, 2008, the Company granted 880,000 performance-based options at an exercise price of $1.42. No stock options were exercised, forfeited or canceled during the six-months ended June 30, 2009. During the six-months ended June 30, 2008, no stock options were exercised, 22,500 options were forfeited and 37,520 options were canceled. At June 30, 2009, the total number of stock option shares outstanding, which includes both service-based and performance-based options, was 3,336,967.

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first six months of 2009:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Service-based Stock Options	2,456,967	$2.55
Outstanding at January 1, 2009
Granted
Exercised	—
Forfeited	—
Canceled	—

Outstanding at June 30, 2009	2,456,967	$2.55	4.6	—

Exercisable at June 30, 2009	1,885,467	$2.55	3.8	—

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - ACCOUNTING FOR STOCK OPTIONS (Continued)

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first six months of 2009:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Performance-based Stock Options
Outstanding at January 1, 2009	880,000	$1.42
Granted	—
Exercised	—
Forfeited	—
Canceled	—

Outstanding at June 30, 2009	880,000	$1.42	8.8	—

Exercisable at June 30, 2009	—	—	—	—

The unearned compensation related to Company granted service-based and performance-based incentive stock options as of June 30, 2009, is $519,533 and $556,766, respectively.

NOTE 9 – SEGMENT INFORMATION: REGIONAL ASSETS AND SALES

The Company, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

Property, Plant and Equipment - net	As of June 30, 2009	As of December 31, 2008

United States	$4,623,156	$4,858,059
Europe	837,033	977,119

	$5,460,189	$5,835,178

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues by region	2009	2008	2009	2008

Americas	$7,153,445	$7,171,540	$14,766,417	$13,853,814
Europe, Middle East, Africa (EMEA)	3,508,002	4,355,989	6,333,408	9,465,882
Asia	841,442	1,480,334	1,764,807	2,676,731

	$11,502,889	$13,007,863	$22,864,632	$25,996,427

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

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and as of December 31, 2008 (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2009 (unaudited) and 2008 (unaudited) and (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 (unaudited) and 2008 (unaudited).

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards “SFAS” 123(R), “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2008, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to the Company’s history with respect to incentive stock options, the estimate of forfeitures included in the option valuation was zero.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Valuation of goodwill

The Company reviews its goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with SFAS No. 142. The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. At June 30, 2009 and December 31, 2008, goodwill is attributable to one of the Company’s reporting unit’s, Microlab/FXR.

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

For the six-months ended June 30, 2009 as compared to the corresponding period of the previous year, net sales decreased to approximately $22,865,000 from approximately $25,996,000 a decrease of approximately $3,131,000 or 12.0%. For the three-months ended June 30, 2009 as compared to the corresponding period of the previous year, net sales decreased to approximately $11,503,000 from approximately $13,008,000 a decrease of approximately $1,505,000 or 11.6%. These decreases are primarily due to an overall softness in the wireless handset market. Further, for the periods presented herein, a significant percentage of the resulting sales are attributable to an unrelated customer. Sales to this unrelated customer accounted for approximately 29% and 28% of sales, respectively, for the three and six months ended June 30, 2009 and approximately 12% and 9% of sales, respectively, for the three and six months ended June 30, 2008.

Gross profit on net sales for the six-months ended June 30, 2009 was approximately $11,187,000 or 48.9% as compared to approximately $12,380,000 or 47.6% of net sales for the six-months ended June 30, 2008. Gross profit on net sales for the three-months ended June 30, 2009 was approximately $5,536,000 or 48.1% as compared to approximately $6,215,000 or 47.8% of net sales for the three-months ended June 30, 2008. Gross profit margins are higher primarily due to more favorable product mix, particularly in the Company’s foreign subsidiary, and lower manufacturing labor and overhead costs. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the six-months ended June 30, 2009 were approximately $12,012,000 or 53% of net sales as compared to approximately $14,005,000 or 54% of net sales for the six-months ended June 30, 2008. Operating expenses for the quarter ended June 30, 2009 were approximately $6,010,000 or 52% as compared to approximately $7,282,000 or 56% of net sales for the quarter ended June 30, 2008. Operating expenses are lower during the first six months of 2009 primarily due to a reduction in headcount, lower professional and consulting fees and positive effects on the Company’s expenses due to lower average foreign currency exchange rates. Additionally, due to the Company’s decision to write-off of its intangible assets at December 31, 2008, no intangible amortization expense was incurred during 2009. During the first quarter of 2009, the Company made a decision to shift some of its research and development to a consultant in the U.S. The objective of this decision is both to improve our competitive position and to further improve operating results in future periods. Additionally, during the first quarter of 2008, the Company implemented a cost reduction plan to bring operations spending more closely in line with near-term market conditions.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest income decreased by approximately $78,000 for the three-months ended June 30, 2009 as compared to the corresponding period of the previous year. For the six-month period ended June 30, 2009, interest income decreased by approximately $159,000 as compared to the corresponding period of the previous year. These decreases were primarily due to lower interest rates and lower average cash and short-term investment balances, and consequently lower returns, in a working capital management account.

For the three and six-months ended June 30, 2009, other income decreased by approximately $237,000 and $323,000, respectively. These decreases were primarily due to non-operating income realized in the second quarter of 2008 relating to the partial recovery of a preferred stock investment previously written-off in a prior period.

For the six-months ended June 30, 2009, the Company incurred a net (loss) of approximately $(363,000), or $(.01) per share basic and diluted, as compared to a net (loss) of approximately $(1,519,000), or $(.06) per share basic and diluted for the six-months ended June 30, 2008. For the three-months ended June 30, 2009, the Company incurred a net (loss) of approximately $(77,000), or $(.00) per share basic and diluted, as compared to a net (loss) of approximately $(990,000), or $(.04) per share basic and diluted for the three-months ended June 30, 2008. The explanation of the change in net (loss) can be derived from the operations analysis given above for the three and six-month periods ending June 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s working capital has increased by approximately $163,000 to approximately $24,957,000 at June 30, 2009, from approximately $24,794,000 at December 31, 2008. At June 30, 2009 the Company had a current ratio of 4.9 to 1, and a ratio of debt to tangible net worth of .4 to 1. At December 31, 2008, the Company had a current ratio of 4.6 to 1, and ratio of debt to tangible net worth of .4 to 1.

The Company had a combined cash and short-term investment balance of approximately $9,103,000 at June 30, 2009, compared to approximately $11,643,000 at December 31, 2008. The Company believes its current level of cash and short-term investments is sufficient enough to fund the current operating, investing and financing activities. The Company believes the full benefit of the cost actions taken over the past twelve months, along with additional productivity initiatives in process, will further reduce our cost structure and will bring expenses in-line with the near-term market dynamics.

The Company used cash for operating activities of approximately $2,224,000 for the six-month period ending June 30, 2009. The use of this cash for operations was primarily due to an increase in accounts receivable, a decrease in accounts payable, accrued expenses and other current liabilities, and an increase in prepaid expenses and other assets, partially off-set by a decrease in inventory.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

The Company realized cash from operating activities of approximately $1,457,000 for the six-month period ending June 30, 2008. The primary source of this cash was due to a decrease in inventory and a decrease in accounts receivable, partially off-set by a decrease in accounts payable, accrued expenses and other current liabilities, an increase in prepaid expenses and other assets and a decrease in income taxes payable.

Net cash provided by investing activities for the six-months ended June 30, 2009 was approximately $2,924,000. The primary source of these funds was from the sale of short-term securities, off-set by capital expenditures. For the six-months ended 2008, net cash used for investing activities was approximately $260,000. The use of these funds was for capital expenditures, off-set by proceeds from the dispositions of property, plant and equipment.

Cash used for financing activities for the six-months ended June 30, 2009 was approximately $204,000. The use of these funds was for the periodic payments of a bank loan and a mortgage note. Cash used for financing activities for the six-months ended June 30, 2008 was approximately $505,000. The use of these funds was for the acquisition of treasury stock and the periodic payment of a mortgage note.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On January 17, 2008, the Company’s Board of Directors authorized the repurchase of up to 5% of the Company’s common stock. The stock repurchase authorization does not have an expiration date and the timing and amount of shares will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. During the first six-months ended June 30, 2008, the Company repurchased 295,958 shares at a cost of $477,885. The Company did not repurchase shares during the six-months ended June 30, 2009. The stock repurchase program may be modified or discontinued at any time.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant held its Annual Meeting of Stockholders on June 11, 2009. The following proposal was adopted by the votes indicated.

(b) (c) (1) Seven directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2010. The names of these Directors and the votes cast in favor of their election and shares withheld are as follows:

NAME	VOTES FOR	VOTES WITHHELD

Savio W. Tung	20,151,509	3,306,685
James M. (Monty) Johnson	20,160,361	3,297,832
Hazem Ben-Gacem	20,149,498	3,308,695
Henry L. Bachman	20,127,459	3,330,735
Rick Mace	20,164,887	3,293,307
Adrian Nemcek	20,230,185	3,228,009
Joseph Garrity	20,715,314	2,742,880

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

(Registrant)

Date: August 13, 2009	/S/Paul Genova

Paul Genova
(Interim) Chief Executive Officer

Date: August 13, 2009	/S/Paul Genova

Paul Genova
President, Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)