Form 10-Q
period 2009-09-30
WIRELESS TELECOM GROUP INC
filed 2009-11-16
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (see the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of November 12, 2009: 25,658,203

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008

	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$12,785,143	$6,627,397
Investment in short-term U.S. Treasury securities, at cost	1,036,205	5,016,092
Accounts receivable - net of allowance for doubtful accounts of $272,113 and $156,913 for 2009 and 2008, respectively	6,789,764	7,278,561
Income taxes recoverable	—	1,551,000
Inventories	8,950,913	10,028,314
Deferred income taxes-current	385,162	198,216
Prepaid expenses and other current assets	677,588	1,147,999

TOTAL CURRENT ASSETS	30,624,775	31,847,579

PROPERTY, PLANT AND EQUIPMENT - NET	5,465,357	5,835,178

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	353,518	527,599
Cash surrender value of foreign pension insurance and other assets	4,091,178	3,970,861

TOTAL OTHER ASSETS	5,796,088	5,849,852

TOTAL ASSETS	$41,886,220	$43,532,609

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$2,163,474	$3,893,436
Accrued expenses and other current liabilities	2,760,335	2,732,454
Current portion of note payable - bank	382,017	369,059
Current portion of mortgage payable	62,203	58,784

TOTAL CURRENT LIABILITIES	5,368,029	7,053,733

LONG TERM LIABILITIES:
Note payable - bank	1,528,075	1,660,768
Mortgage payable	2,787,556	2,834,645
Deferred rent payable	101,308	101,666
Provision for pension liability and other long term liabilities	1,246,639	1,204,350

TOTAL LONG TERM LIABILITIES	5,663,578	5,801,429

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861 shares issued, 25,658,203 shares outstanding	287,539	287,539
Additional paid-in-capital	37,461,477	37,259,386
Retained (deficit)	(247,461)	(47,072)
Accumulated other comprehensive income	899,872	724,408
Treasury stock at cost, 3,095,658 shares	(7,546,814)	(7,546,814)

TOTAL SHAREHOLDERS’ EQUITY	30,854,613	30,677,447

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,886,220	$43,532,609

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2008	2009	2008

NET SALES	$13,124,100	$13,608,518	$35,988,732	$39,604,945

COST OF SALES	6,754,432	6,732,605	18,432,119	20,348,778

GROSS PROFIT	6,369,668	6,875,913	17,556,613	19,256,167

OPERATING EXPENSES
Research and development	1,641,889	1,804,631	5,199,557	5,724,712
Sales and marketing	2,613,565	2,902,771	7,621,380	8,686,499
General and administrative	1,797,282	2,260,001	5,243,642	6,561,162

TOTAL OPERATING EXPENSES	6,052,736	6,967,403	18,064,579	20,972,373

OPERATING INCOME (LOSS)	316,932	(91,490)	(507,966)	(1,716,206)

OTHER (INCOME) EXPENSE
Interest (income)	(10,199)	(51,831)	(42,203)	(243,043)
Interest expense	54,052	55,128	162,981	166,150
Other (income) expense - net	28,565	254,281	(111,173)	(208,880)

TOTAL OTHER (INCOME) EXPENSE	72,418	257,578	9,605	(285,773)

INCOME (LOSS) BEFORE INCOME TAXES	244,514	(349,068)	(517,571)	(1,430,433)

PROVISION (BENEFIT) FOR INCOME TAXES	81,525	161,080	(317,182)	598,508

NET INCOME (LOSS)	$162,989	$(510,148)	$(200,389)	$(2,028,941)

NET INCOME (LOSS) PER COMMON SHARE:

BASIC	$0.01	$(0.02)	$(0.01)	$(0.08)

DILUTED	$0.01	$(0.02)	$(0.01)	$(0.08)

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(200,389)	$(2,028,941)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	682,266	1,425,021
Stock compensation expense	202,091	355,557
Realized loss on sale of investment securities	—	158,249
Deferred rent	(358)	(2,981)
Deferred income taxes	(12,865)	(43,941)
Provision for losses on accounts receivable	109,160	12,362
Changes in assets and liabilities:
Accounts receivable	746,420	461,780
Inventory	1,188,582	2,531,620
Prepaid expenses and other assets	1,798,560	(10,313)
Accounts payable, accrued expenses and other current liabilities	(2,068,287)	(911,368)
Pension liability and other long-term liabilities	—	12,714

Net cash provided by operating activities	2,445,180	1,959,759

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(230,026)	(299,312)
Proceeds from dispositions of property, plant and equipment	—	15,243
Purchase of investment securities	—	(871,352)
Proceeds from sale of short term securities - net	3,979,887	713,103

Net cash provided by (used for) investing activities	3,749,861	(442,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(43,670)	(40,500)
Payments of bank note payable	(178,920)	—
Acquisition of treasury stock	—	(477,885)

Net cash (used for) financing activities	(222,590)	(518,385)

Effect of foreign currency on cash and cash equivalents	185,295	(24,346)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,157,746	974,710

Cash and cash equivalents, at beginning of period	6,627,397	10,387,250

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12,785,143	$11,361,960

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$257,850	$975,543

Interest	$203,881	$166,898

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2009 and 2008 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying condensed, consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company’s results for the interim periods being presented.

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

The results of operations for the three and nine-month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at September 30, 2009, primarily all of the Company’s receivables do pertain to the telecommunications industry. Additionally, for the three and nine-months ended September 30, 2009, an unrelated customer accounted for approximately 17% and 24% of sales, respectively. For the three and nine-months ended September 30, 2008, this same unrelated customer accounted for approximately 15% and 11% of sales, respectively. Cash relating to this sales activity was collected on a timely basis, and at September 30, 2009 and December 31, 2008, the aforementioned unrelated customers’ accounts receivable balance was 1% and less than 1% of the Company’s overall accounts receivable balance, respectively.

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of mortgage and notes payable approximate fair value based on their terms which reflect market conditions existing as of September 30, 2009. At September 30, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage and notes payable amounted to $4,853,458 and $4,759,851, respectively.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

The Company classifies investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. As of September 30, 2009, the Company is invested in U.S. treasury bills with a maturity date November 19, 2009.

The Company has evaluated subsequent events through November 16, 2009, which is the date on which these condensed consolidated financial statements were issued and has determined that there were no subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements.

Certain prior period information has been reclassified to conform to the current period’s reporting presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company is in the process of evaluating the impact of adopting this ASU on its condensed consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” This ASU clarifies how an entity should measure the fair value of liabilities and that restrictions on the transfer of a liability should not be included in its fair value measurement. The effective date of this ASU is the first reporting period after issuance date, August 26, 2009. The Company adopted this ASU for the quarter ended September 30, 2009. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles.” ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP for Securities and Exchange Commission (“SEC”) registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document. The Codification did not have an impact on the Company’s condensed consolidated financial statements.

In June 2009, the Company adopted guidance issued by the FASB and included in ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. The additional disclosures required by this ASC are included in Note 1.

In April 2009, the Company adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825, “Financial Instruments.” The adoption of ASC 825 did not have an impact on the Company’s condensed consolidated financial statements. See Note 1 for additional disclosures included in accordance with ASC 825.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In January 2009, the Company adopted guidance issued by the FASB that requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity’s financial position, financial performance and cash flows. The guidance is included in the Codification in ASC 815, “Derivatives and Hedging.” The adoption of ASC 815 did not have an impact on the Company’s condensed consolidated financial statements.

In January 2009, the Company adopted guidance issued by the FASB and included in (a.) ASC 805, “Business Combinations”, and (b.) ASC 810, “Non controlling Interests in Consolidated Financial Statements.” The application of these ASCs is intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The adoption of these ASCs did not have any impact on its condensed consolidated financial statements.

(a.) ASC 805 requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from bargain purchase.

(b.) ASC 810 is intended to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report non-controlling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

NOTE 3 – INCOME TAXES

The Company records deferred taxes in accordance with ASC 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company periodically assesses the value of its deferred tax asset, which has been generated by a history of net operating losses and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating loss carry-forwards.

The income tax provision for the three-months ended September 30, 2009 results from operating income derived from the Company’s U.S. business entities and the net reduction of certain deferred tax benefits. For the nine-months ended September 30, 2009, the Company recognized an income tax benefit primarily due to adjustments recorded for the recoverability of taxes paid in prior periods. The income tax provision for the three and nine-months ended September 30, 2008 also results from operating income derived from the Company’s U.S. business entities and the net reduction of certain deferred tax benefits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average common shares outstanding	25,658,203	25,658,203	25,658,203	25,730,629
Potentially dilutive stock options	—	—	—	—

Weighted average common shares outstanding, assuming dilution	25,658,203	25,658,203	25,658,203	25,730,629

None of the Company’s common stock options were included in the diluted earnings (loss) per share calculation due to all option exercise prices being greater than the average market price of the common shares for the periods presented. The weighted average number of potentially dilutive shares not included in diluted earnings (loss) per share for the three-months ended September 30, 2009 and 2008 was 2,805,141 and 3,488,967, respectively. For the nine-months ended September 30, 2009 and 2008, the weighted average number of potentially dilutive shares not included in diluted earnings (loss) per share was 3,157,744 and 3,517,092, respectively.

NOTE 5 – SHAREHOLDERS’ EQUITY

On January 17, 2008 the Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. The stock repurchase authorization does not have an expiration date and the timing and amount of shares repurchased will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. During the first nine-months ended September 30, 2008, the Company repurchased 295,958 shares at a cost of $477,885. The Company did not repurchase shares during the nine-months ended September 30, 2009. The stock repurchase program is still active and may be modified or discontinued at any time.

Comprehensive income (loss) represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the nine-months ended September 30, 2009 and 2008, other comprehensive income (loss) consisted of foreign currency translation gains and losses. The net amounts recognized in other comprehensive income (loss) was $150,303 and $95,563 for the three-months ended September 30, 2009 and 2008, respectively, and $175,464 and $74,883 for the nine-months ended September 30, 2009 and 2008, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$162,989	$(510,148)	$(200,389)	$(2,028,941)
Other comprehensive income:
Foreign currency gain	150,303	95,563	175,464	74,883

Comprehensive income (loss)	$313,292	$(414,585)	$(24,925)	$(1,954,058)

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – INVENTORIES

Inventory carrying value is net of inventory reserves of $2,867,007 and $2,729,259 at September 30, 2009 and December 31, 2008, respectively.

Inventories consist of:

	September 30, 2009	December 31, 2008

Raw materials	$4,756,356	$4,969,592
Work-in-process	2,150,616	2,223,859
Finished goods	2,043,941	2,834,863

	$8,950,913	$10,028,314

NOTE 7 - GOODWILL

The Company reviews its goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with ASC 350, “Accounting for Business Combinations, Goodwill, and Other Intangible Assets.” The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. At September 30, 2009 and December 31, 2008, goodwill is attributable to one of the Company’s reporting units, Microlab/FXR.

NOTE 8 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and nine-month periods ended September 30, 2009 include share-based compensation expense totaling $23,543 and $202,091, respectively. Results for the three and nine-month periods ended September 30, 2008 include share-based compensation expense of $118,519 and $355,557, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Stock option compensation expense relative to serviced-based options is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period. Stock option compensation expense relating to performance-based options is the estimated fair value of options granted, recognized when stated performance targets are achieved.

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model. For the options granted, the Company took into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. treasury yield curve rate in effect at the time of grant for periods similar to the expected option life.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - ACCOUNTING FOR STOCK OPTIONS (Continued)

The Company did not grant stock options during the nine-months ended September 30, 2009. However, during the nine-months ended September 30, 2008, the Company granted 880,000 performance-based options at an exercise price of $1.42. During the nine-months ended September 30, 2009, no stock options were exercised or canceled, and 1,528,000 stock options were forfeited, primarily due to the departure of two of the Company’s officers in the third quarter. During the nine-months ended September 30, 2008, no stock options were exercised, 22,500 options were forfeited and 37,520 options were canceled. At September 30, 2009, the total number of stock option shares outstanding, which includes both service-based and performance-based options, was 1,808,967.

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first nine months of 2009:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Service-based Stock Options
Outstanding at January 1, 2009	2,456,967	$2.55
Granted
Exercised	—
Forfeited	(868,000)	2.57
Canceled	—

Outstanding at September 30, 2009	1,588,967	$2.54	4.3	—

Exercisable at September 30, 2009	1,337,467	$2.52	3.6	—

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first nine months of 2009:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Performance-based Stock Options
Outstanding at January 1, 2009	880,000	$1.42
Granted	—
Exercised	—
Forfeited	(660,000)	1.42
Canceled	—

Outstanding at September 30, 2009	220,000	$1.42	8.5	—

Exercisable at September 30, 2009	—	—	—	—

The unearned compensation related to Company granted service-based and performance-based incentive stock options as of September 30, 2009, is $280,730 and $139,191, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – SEGMENT INFORMATION: REGIONAL ASSETS AND SALES

The Company, in accordance with ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

Property, Plant and Equipment - net	As of September 30, 2009	As of December 31, 2008

United States	$4,567,450	$4,858,059
Europe	897,907	977,119

	$5,465,357	$5,835,178

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues by region	2009	2008	2009	2008

Americas	$7,658,810	$7,207,177	$22,425,227	$21,060,990
Europe, Middle East, Africa (EMEA)	3,430,071	4,945,386	9,763,479	14,411,268
Asia Pacific (APAC)	2,035,219	1,455,955	3,800,026	4,132,687

	$13,124,100	$13,608,518	$35,988,732	$39,604,945

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

In September 2009, the Company secured a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2009, the Company had no borrowings outstanding under the facility and approximately $6,400,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes cash generated from operations will adequately meet near-term working capital requirements.

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

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and as of December 31, 2008 (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2009 (unaudited) and 2008 (unaudited) and (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2009 (unaudited) and 2008 (unaudited).

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation

The Company follows the provisions of Accounting Standards Codification (“ASC”) 718, “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2008, the Company took into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to the Company’s history with respect to incentive stock options, the estimate of forfeitures included in the option valuation was zero.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Valuation of goodwill

The Company reviews its goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with ASC 350. The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. At September 30, 2009 and December 31, 2008, goodwill is attributable to one of the Company’s reporting units, Microlab/FXR.

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

For the nine-months ended September 30, 2009 as compared to the corresponding period of the previous year, net sales decreased to approximately $35,989,000 from approximately $39,605,000 a decrease of approximately $3,616,000 or 9.1%. For the three-months ended September 30, 2009 as compared to the corresponding period of the previous year, net sales decreased to approximately $13,124,000 from approximately $13,609,000 a decrease of approximately $485,000 or 3.6%. These decreases are primarily due to an overall softness in the wireless handset market. Further, for the periods presented herein, a significant percentage of the resulting sales are attributable to an unrelated customer. Sales to this unrelated customer accounted for approximately 17% and 24% of sales, respectively, for the three and nine-months ended September 30, 2009 and approximately 15% and 11% of sales, respectively, for the three and nine-months ended September 30, 2008.

Gross profit on net sales for the nine-months ended September 30, 2009 was approximately $17,557,000 or 48.8% as compared to approximately $19,256,000 or 48.6% of net sales for the nine-months ended September 30, 2008. Gross profit on net sales for the three-months ended September 30, 2009 was approximately $6,370,000 or 48.5% as compared to approximately $6,876,000 or 50.5% of net sales for the three-months ended September 30, 2008. Gross profit margins are lower for the quarter ended September 30, 2009 as compared to the corresponding period of the previous year primarily due to lower sales volumes and less favorable product mix, particularly in the Company’s foreign subsidiary, partially off-set by lower manufacturing labor and overhead costs. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the nine-months ended September 30, 2009 were approximately $18,065,000 or 50% of net sales as compared to approximately $20,972,000 or 53% of net sales for the nine-months ended September 30, 2008. Operating expenses for the quarter ended September 30, 2009 were approximately $6,053,000 or 46% as compared to approximately $6,967,000 or 51% of net sales for the quarter ended September 30, 2008. Operating expenses are lower during the first nine months of 2009 primarily due to a reduction in headcount, reduced overall spending on research and development outsourcing projects, lower professional and consulting fees and positive effects on the Company’s expenses due to lower average foreign currency exchange rates. Additionally, due to the Company’s decision to write-off of its intangible assets at December 31, 2008, no intangible amortization expense was incurred during 2009. The Company continues to adhere to its cost reduction plan, implemented in 2008, which effectively lowered operations spending to be more in alignment with current market conditions.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest income decreased by approximately $42,000 for the three-months ended September 30, 2009 as compared to the corresponding period of the previous year. For the nine-month period ended September 30, 2009, interest income decreased by approximately $201,000 as compared to the corresponding period of the previous year. These decreases were primarily due to lower interest rates and lower average cash and short-term investment balances, and consequently lower returns, in a working capital management account.

For the three-months ended September 30, 2009, other expenses-net were approximately $29,000 as compared to approximately $254,000 for the corresponding period of the previous year. These net expenses were lower primarily due to non-operating income, partially off-set by currency gains and losses and a realized loss from the sale of investment securities recorded in the third quarter of 2008. For the nine-months ended September 30, 2009, other income-net was approximately $111,000 as compared to approximately $209,000 for the corresponding period of the previous year. Other non-operating income-net was lower in 2009 primarily due to non-operating income realized in the second quarter of 2008 relating to the partial recovery of a preferred stock investment previously written-off in a prior period.

For the three and nine-months ended September 30, 2009, included in the Company’s provision for income taxes was an adjustment to realize additional income taxes recoverable, in the amount of approximately $310,000, from prior tax reporting periods. This adjustment was due to the true-up of previously estimated income taxes recoverable as the Company finalized its 2008 tax return during the third quarter of 2009.

For the nine-months ended September 30, 2009, the Company incurred a net (loss) of approximately $(200,000), or $(.01) per share basic and diluted, as compared to a net (loss) of approximately $(2,029,000), or $(.08) per share basic and diluted for the nine-months ended September 30, 2008. For the three-months ended September 30, 2009, the Company realized net income of approximately $163,000, or $.01 per share basic and diluted, as compared to a net (loss) of approximately $(510,000), or $(.02) per share basic and diluted for the three-months ended September 30, 2008. The explanation of the change in net income (loss) can be derived from the operations analysis given above for the three and nine-month periods ending September 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s working capital has increased by approximately $463,000 to approximately $25,257,000 at September 30, 2009, from approximately $24,794,000 at December 31, 2008. At September 30, 2009 the Company had a current ratio of 5.7 to 1, and a ratio of debt to tangible net worth of .4 to 1. At December 31, 2008, the Company had a current ratio of 4.6 to 1, and ratio of debt to tangible net worth of .4 to 1.

The Company had a combined cash and short-term investment balance of approximately $13,821,000 at September 30, 2009, compared to approximately $11,643,000 at December 31, 2008. The Company believes its current level of cash and short-term investments is sufficient enough to fund the current operating, investing and financing activities.

The Company realized cash from operating activities of approximately $2,445,000 for the nine-month period ending September 30, 2009. The primary source of this cash was due to a decrease in prepaid expenses and other assets, a decrease in inventory, and a decrease in accounts receivable, partially off-set by a decrease in accounts payable, accrued expenses and other current liabilities.

The Company has historically been able to collect its account receivables approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company. The Company continues to monitor production requirements and delivery times while maintaining manageable levels of goods on hand.

The Company realized cash from operating activities of approximately $1,960,000 for the nine-month period ending September 30, 2008. The primary source of this cash was due to a decrease in inventory and a decrease in accounts receivable, partially off-set by a decrease in accounts payable, accrued expenses and other current liabilities, and an increase in prepaid expenses and other assets.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash provided by investing activities for the nine-months ended September 30, 2009 was approximately $3,750,000. The primary source of these funds was from the sale of short-term securities, off-set by capital expenditures. For the nine-months ended 2008, net cash used for investing activities was approximately $442,000. The use of these funds was for the purchase of investment securities and for capital expenditures, off-set by proceeds from the sale of short-term securities and proceeds from the dispositions of property, plant and equipment.

Cash used for financing activities for the nine-months ended September 30, 2009 was approximately $223,000. The use of these funds was for the periodic payments of a bank loan and a mortgage note. Cash used for financing activities for the nine-months ended September 30, 2008 was approximately $518,000. The use of these funds was for the acquisition of treasury stock and the periodic payment of a mortgage note.

On January 17, 2008, the Company’s Board of Directors authorized the repurchase of up to 5% of the Company’s common stock. The stock repurchase authorization does not have an expiration date and the timing and amount of shares will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. During the first nine-months ended September 30, 2008, the Company repurchased 295,958 shares at a cost of $477,885. The Company did not repurchase shares during the nine-months ended September 30, 2009. The stock repurchase program may be modified or discontinued at any time.

In light of on-going market challenges facing the Company’s foreign subsidiary, Willtek Communications, including significant technology research and development expenses required to remain competitive, management is currently evaluating several strategic alternatives and opportunities. These include, among others, a significant restructuring of the existing business, finding a strategic partner, making additional investments in technology research and development or a sale of some or all of the Willtek assets.

In September 2009, the Company secured a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2009, the Company had no borrowings outstanding under the facility and approximately $5,400,000 of borrowing availability.

The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs and therefore does not anticipate the need to borrow from its available line of credit. However, the loss of a major customer and/or the effects of the current global economic conditions may require additional working capital funding.

INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business or its results of operations nor does it believe that its business is seasonal.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T - CONTROLS AND PROCEDURES

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Credit Line Agreement

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

(Registrant)

Date: November 16, 2009	/S/Paul Genova

Paul Genova
Chief Executive Officer, President and Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

10.1	Credit Line Agreement

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer)