Form 10-K
period 2009-12-31
WIRELESS TELECOM GROUP INC
filed 2010-04-15
CIK 878828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(973) 386-9696

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.01 per share	NYSE Amex

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

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes ☒     No ☐

                    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

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
Yes ☐     No ☒

                    The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE Amex on June 30, 2009: $10,722,621

                    Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of April 13, 2010: 25,658,203

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual report on Form 10-K.

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

          As has been disclosed by the Company in its filings in prior periods, in light of on-going market challenges facing the Company’s foreign subsidiary, Willtek Communications GmbH (“Willtek”), including significant technology research and development expenses required to remain competitive, management has been evaluating several strategic alternatives and opportunities.

          In November 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding Willtek so that the Company could focus on growing its domestic based businesses. The board of directors authorized management to begin negotiations with interested parties to sell substantially all of the assets of Willtek or cease incurring costs related to its development. On April 09, 2010, the Company entered into an asset purchase agreement to sell substantially all the operating assets and certain liabilities of Willtek to certain subsidiaries of Aeroflex Incorporated.

          As a result of the expected sale of Willtek, which is scheduled to close during the second quarter of 2010, the Company has reflected its foreign business activities as assets and liabilities held for sale and discontinued operations in its 2009 and 2008 consolidated financial statements. Further to this disclosure, the succeeding information, including management’s discussion and analysis, pertains primarily to the Company’s continuing operations.

Market

          Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments and passive components to various customers. Approximately 72% of the Company’s sales in fiscal 2009 were derived from commercial applications. The remaining sales (approximately 28%) were comprised of sales made to the United States Government (particularly the armed forces) and prime defense contractors.

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

          The Company, through its Boonton subsidiary, designs and produces electronic testing and measuring instruments including power meters, passive intermodulation test equipment for cellular transmission signals, voltmeters, capacitance meters, audio and modulation meters and accessory products. These products measure the power of RF and microwave systems used by the military and commercial sectors. Further, the Company’s products are also used to test terrestrial and satellite communications, radar, telemetry and personal communication products. Recent models are microprocessor controlled and are often used in computerized automatic testing systems. Certain power meter products are designed for measuring signals based on wideband modulation formats, allowing a variety of measurements to be made, including maximum power, peak power, average power and minimum power.

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

          The Company’s products consist of several models with varying degrees of capabilities which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. Prices of products range from approximately $100 to $100,000 per unit, with most sales occurring between $2,000 and $35,000 per unit.

          The Company’s products have extended useful lives and the Company provides recalibration services for its instrument products to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 5% of fiscal 2009 sales.

Marketing and Sales

          As of April 13, 2010, the Company’s in-house marketing and sales force consisted of eighteen individuals. The Company promotes the sale of its products to customers and manufacturers’ representatives through its web-site, product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions.

          The Company’s products are sold globally through its in-house sales people and by over one hundred manufacturers’ representatives and distributors (the Company’s channel partners). Generally, our channel partners do not stock inventories of the Company’s products. Channel partners accounted for 83% and 79% of the Company’s sales for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009 and 2008, no one channel partner accounted for more than 10% of total sales. The Company does not believe that the loss of any single channel partner would have a material adverse affect on its business.

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

Customers

          The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors, which incorporate the Company’s products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 2009, approximately 72% of sales were derived from commercial applications. The remaining sales were comprised of United States government and military applications.

          For fiscal 2009, no one customer accounted for more than 10% of total sales. The Company’s largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse affect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse affect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse affect on its business.

          Regional sales from continuing operations for fiscal 2009 were made to customers in the Americas ($15,633,581 or 69%), Europe, Middle East and Africa or EMEA ($5,072,513 or 22% of total sales) and Asia ($2,122,234 or 9% of total sales).

Research and Development

          The Company currently maintains an engineering staff (seventeen individuals as of April 13, 2010) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures for continuing operations include the cost of engineering services and engineering support personnel and were approximately $2,066,000 and $2,115,000, for the years ended December 31, 2009 and 2008, respectively.

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

Backlog

          The Company’s backlog of firm orders shippable in the next twelve months was approximately $2,500,000 at December 31, 2009, compared to approximately $2,700,000 at December 31, 2008. It is anticipated that the majority of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

          The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company’s operations. No third-party supplier accounted for more than 10% of the Company’s total inventory purchases for fiscal 2009.

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

          In cases of defective products, the customer typically returns them to a Company facility. The Company’s service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company’s plants, and the Company charges its customers a fee for those service items that are not covered by warranty. The Company’s Noisecom and Microlab/FXR divisions typically don’t offer their customers any formal written service contracts. However, the Company’s Boonton division does offer its customers formal written service contracts for a fee.

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

          The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time, which the Company is unable to predict, that contamination levels are satisfactory to the NJDEP. Expenditures incurred by the Company during the year ended December 31, 2009 in connection with the site amounted to approximately $70,000. Costs were higher in 2009 due to changes in NJDEP regulations which required additional tests to be performed by the Company. The Company estimates that expenditures in this regard, including the costs of operating the wells and taking and analyzing soil and water samples, will continue until the NJDEP determines that testing is complete.

Employees

          As of April 13, 2010, the Company had 105 full-time employees, including its officers, 59 of whom are engaged in manufacturing and repair services, 10 in administration and financial control, 17 in engineering and research and development, and 18 in marketing and sales.

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

          We believe that the continued service of our executive officers will be important to our future growth and competitiveness. However, other than our the severance agreement we entered into with Mr. Genova, Chief executive Officer and CFO, we currently do not have any employment agreements with any of our executive senior management. Although we have a severance agreement with Mr. Genova, we cannot assure you that Mr. Genova or any of our other executive officers will remain employed by us. Moreover, the design and manufacture of our products require substantial technical capabilities in many disparate disciplines, from engineering, mechanics and computer science to electronics and mathematics. We believe that the continued employment of key members of our technical and sales staffs will be important to us but, as with our executive officers, we cannot assure you that they will remain employed by us.

Third parties could claim that we are infringing on their intellectual property rights which could result in substantial costs, diversion of significant managerial resources and significant harm to our reputation.

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

          Part of our strategy is to increase sales and build additional relationships in European and Asian markets. Risks inherent in marketing, selling and developing relationships in European and Asian markets include those associated with:

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

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 has increased our operating expenses.

          Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems. Management has performed a review of our internal control systems and procedures that will be necessary in order for us to comply with the requirements of Section 404 at December 31, 2009. The evaluation process has caused us to hire an outside advisory service firm which resulted in additional accounting expenses. The evaluation and attestation processes required by Section 404 are performed on an annual basis.

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

          The former Willtek shareholders, together, beneficially own approximately 25% of the outstanding shares of our common stock as of April 13, 2010. Under the terms of the shareholders’ agreement we entered into with the former Willtek shareholders at the closing of the Willtek acquisition, designees of Investcorp occupy two of seven seats on our board of directors, including the position of Chairman of the Board. Additionally, at each annual meeting, Investcorp is entitled to designate to our nominating committee up to two candidates for nomination for election to our seven-member board of directors, for so long as Investcorp’s beneficial ownership levels exceed certain percentage thresholds.

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

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          The Company leases a total of approximately 98,000 square feet of space worldwide. The Company’s foreign facility in Ismaning, Germany occupy approximately 36,000 square feet. The lease terminates on December 31, 2010 and can be renewed for two five-year periods twelve months prior to the end of the expiring term. This lease obligation will be assumed by the buyer of the Willtek assets upon closing of the transaction and will no longer be an obligation of the Company.

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

Item 4. Removed and Reserved

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

2009 Fiscal Year	High	Low

1st Quarter	$0.51	$0.13

2nd Quarter	0.60	0.29

3rd Quarter	0.90	0.50

4th Quarter	0.80	0.53

2008 Fiscal Year

1st Quarter	$1.79	$1.39

2nd Quarter	1.54	1.20

3rd Quarter	1.30	1.01

4th Quarter	1.08	0.29

          On April 13, 2010, the closing price of the common stock of the Company as reported was $0.89. On April 13, 2010, the Company had 494 stockholders of record. These stockholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

          The Company did not declare quarterly dividends for the past three years.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)

Equity compensation plans approved by security holders	2,308,967	$2.05	2,170,250

Equity compensation plans not approved by security holders	—	—	—

Total	2,308,967	$2.05	2,170,250

Item 6. Selected Financial Data

          Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          Wireless Telecom Group, Inc., and its operating subsidiaries, (collectively, the “Company”), develop, manufacture and market a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters and high-power passive microwave components for wireless products. The Company’s products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

          As was disclosed earlier in this report, as a result of the expected sale of Willtek, the Company has reflected its foreign activities as assets and liabilities held for sale and discontinued operations in its 2009 and 2008 consolidated financial statements.

          The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2009 and 2008 (ii) Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2009 and 2008 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

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

          Stock-based compensation

          The Company follows the provisions of Accounting Standards Codification (ASC) 718, “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2009 and 2008, the Company took into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation was zero.

          Revenue recognition

          Revenue from product shipments, including shipping and handling fees, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Sales to international distributors are recognized in the same manner. If title does not pass until the product reaches the customer’s delivery site, then revenue recognition is deferred until that time. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis. There are no special post shipment obligations or acceptance provisions that exist with any sales arrangements.

          Inventory

          Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses.

          Comprehensive income (loss)/Foreign currency

          Assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss) on the statement of shareholders’ equity in accordance with ASC 220, “Comprehensive Income”.

          Allowances for doubtful accounts

          The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A key consideration in estimating the allowance for doubtful accounts has been, and will continue to be, our customer’s payment history and aging of its accounts receivable balance.

          Income taxes

          The Company records deferred taxes in accordance with ASC 740, “Accounting for Income Taxes”. This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating loss carry-forwards.

          Uncertain Tax Position

          Under ASC 740, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

          By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2009 and 2008, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

          Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2009 and 2008, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

          Valuation of goodwill

          The Company reviews its goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with ASC 350, “Accounting for Business Combinations, Goodwill, and Other Intangible Assets.” The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. The goodwill on the Company’s consolidated balance sheets is attributable to Microlab/FXR.

          Impairment of long-lived assets

          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the assets and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold for sale is based on the fair value of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Results of Operations
Year Ended December 31, 2009 Compared to 2008

          Net sales for the year ended December 31, 2009 were $22,828,328 as compared to $25,674,576 for the year ended 2008, a decrease of $2,846,248 or 11.1%. This decrease was primarily the result of weakened demand due to the general decline in the economy for the Company’s products and services throughout 2009.

          The Company’s gross profit on net sales for the year ended December 31, 2009 was $10,628,932 or 46.6% as compared to $11,984,368 or 46.7% as reported in the previous year. Gross profit dollars are slightly lower in 2009 compared to 2008 primarily due to lower revenues and product mix sold. The Company did, however, offset the negative effects of lower volume and mix of product sold by closely managing labor and overhead costs, resulting in relatively consistent gross margins when compared year over year. The Company can experience variations in gross profit based upon the mix of product sales as well as variations due to revenue volume and economies of scale. The Company will continue to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the year ended December 31, 2009 were $11,552,881 or 50.6% of net sales as compared to $11,709,661 45.62% of net sales for the year ended December 31, 2008. For the year ended December 31, 2009 as compared to the prior year, operating expenses decreased by $156,780. Operating expenses are lower in 2009 due to a reduction in headcount, decreased spending in both research and development and sales and marketing, and a decrease in general and administrative expenses. The decrease in general and administrative expense is attributable to lower non-cash stock option charges and professional and consulting fees, specifically, non-recurring advisory fees relating to the Company’s initial Sarbanes-Oxley compliance efforts during 2008 which required significantly more reliance on outside consulting, partially off-set by, officers severance amounting to approximately $232,000, fully accrued for in 2009.

          Interest income decreased by $208,696 for the year ended December 31, 2009. This decrease was primarily due to the decline in interest rates in the Company’s investment account in 2009. In reaction to uncertain financial market conditions, the Company has reallocated substantially all of its cash investments to more secure money market funds. Other income increased by $75,266 for the year ended December 31, 2009. This increase was primarily due to the recording of realized losses from the sale of investment securities in 2008.

          For the year ended December 31, 2009, the Company realized a tax benefit, net of a valuation allowance, of $6,366,851, of which approximately $1,900,000 will be realized in a carryback claim from taxes paid in prior years. The remaining tax benefit of approximately $4,500,000 will be utilized to offset taxable income in future years. The effect of this tax benefit on earnings per share in 2009 was an increase of $0.25 per share.

          Net income from continuing operations was $5,460,322 or $0.21 per share on a diluted basis for the year ended December 31, 2009 as compared to a net loss from continuing operations of $152,810 or $0.01 per share on a diluted basis for the year ended December 31, 2008, an increase of $5,613,132. The increase was primarily due to tax benefits as mentioned above, net of a decline in gross profit from 2008 to 2009 of $1,355,436.

          Net loss from discontinued operations was $3,428,069 or $0.13 per share on a diluted basis for the year ended December 31, 2009 as compared to a net loss from discontinued operations of $31,112,255 or $1.21 per share on a diluted basis for the year ended December 31, 2008, a loss decrease of $27,684,186. The 2009 loss was primarily due to the $3,348,122 loss recognized in 2009 on the anticipated sale of Willtek. Losses were significantly greater in 2008 primarily due to goodwill and other intangible assets impairment charges of $33,131,901.

          Net income was $2,032,253 or $0.08 per share on a diluted basis for the year ended December 31, 2009 as compared to a net loss of $31,265,065 or $1.22 per share on a diluted basis for the year ended December 31, 2008, an increase of $33,297,318. The increase was primarily due to the analysis mentioned above.

Liquidity and Capital Resources

          The Company’s working capital has decreased by $1,769,751 to $26,153,974 at December 31, 2009, from $27,923,725 at December 31, 2008. At December 31, 2009, the Company had a current ratio of 4.4 to 1, and a ratio of debt to tangible net worth of .4 to 1. At December 31, 2008, the Company had a current ratio of 4.4 to 1, and a ratio of debt to tangible net worth of .4 to 1.

          The Company had a cash balance of $14,076,382 at December 31, 2009, compared to a cash and short-term investment balance of $11,603,789 at December 31, 2008. The Company believes its current level of cash is sufficient enough to fund the current operating, investing and financing activities.

          Operating activities, including discontinued operations, provided $3,108,709 in cash for the year ending December 31, 2009. For the year ended December 31, 2008, operating activities, including discontinued operations, provided $2,553,434 in cash flows. For 2009, cash provided by operations was primarily due to decreases in accounts receivable and inventory, partially off-set by an increase in prepaid expenses, recoverability of taxes and other assets, and a decrease in accounts payable and accrued expenses. For 2008, cash provided by operations was primarily due to decreases in inventory and accounts receivable, and an increase in accounts payable and accrued expenses, partially off-set by an increase in prepaid expenses, income taxes recoverable and other assets and a decrease in income taxes payable.

          The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

          Net cash provided by investing activities for 2009 amounted to $4,731,285 compared to net cash used for investing activities of $5,536,558 for the year ending December 31, 2008. For 2009 the primary source of cash was proceeds from the sale of investment securities, off-set by capital expenditures. For 2008 the primary use of cash was for the purchase of short-term investment securities and capital expenditures, partially off-set by proceeds from the sale of investment securities.

          Financing activities used $423,898 in cash for the year ended December 31, 2009. The use of these funds was for payments made on its bank and mortgage note payable. Financing activities used $725,000 in cash for the year ended December 31, 2008. The use of these funds was for the acquisition of treasury stock and payments made on its bank and mortgage note payable.

          Other than contractual obligations incurred in the normal course of business, the Company does not have any off-balance sheet arrangements.

	Table of Contractual Obligations

			Payments by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years

Mortgage	$2,834,645	$63,386	$2,771,259	$—
Facility Leases	837,833	502,700	335,133	—
Bank Note Payable	1,688,571	375,238	1,125,714	187,619
Operating and Equipment leases	186,033	74,812	111,221	—

	$5,547,082	$1,016,136	$4,343,327	$187,619

          On January 17, 2008, the Board of Directors authorized the repurchase of up to 5% of the Company’s common stock. During the first and second quarters of 2008, the Company made purchases from time to time in the open market. As of December 31, 2009, the Company has repurchased 295,958 shares of its common stock at a cost of $477,885. The authorized repurchase program does not have an expiration date and the timing and amount of shares repurchased will be determined by a number of factors including the levels of cash generation from operations, cash requirements for investments, and current share price. The stock repurchase program may be modified or discontinued at any time.

          In September 2009, the Company secured a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of December 31, 2009, the Company had no borrowings outstanding under the facility and approximately $6,400,000 of borrowing availability.

          The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs. However, should current global economic conditions continue to deteriorate, additional working capital funding may be required which may be difficult to obtain due to restrictive credit markets.

          Throughout its ownership of Willtek, the Company had been required to fund its foreign operations through cash loans and advances. Therefore, the Company believes the disposition of Willtek will have a positive impact on its ability to generate future cash flows from operations. Furthermore, more specifically, the Company believes that by scaling its business to more manageable levels, coupled with the expected future cash benefits associated with the utilization of its net operating loss carryforwards, the Company should improve upon its liquidity and become profitable in its continuing operations going forward. However, if the Company does not successfully close on this disposition, the Company could incur significant restructuring costs, including significant employee severance and notice payments.

Inflation and Seasonality

          The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

Recent Accounting Pronouncements Affecting the Company

          In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

          In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company is in the process of evaluating the impact of adopting this ASU on its consolidated financial statements.

          In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” This ASU clarifies how an entity should measure the fair value of liabilities and that restrictions on the transfer of a liability should not be included in its fair value measurement. The effective date of this ASU is the first reporting period after issuance date, August 26, 2009. The Company adopted this ASU for the quarter ended September 30, 2009. The adoption of this ASU did not have a impact on the Company’s consolidated financial statements.

          In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles.” ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP for Securities and Exchange Commission (“SEC”) registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document. The Codification did not have an impact on the Company’s consolidated financial statements.

          In June 2009, the Company adopted guidance issued by the FASB and included in ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

          In April 2009, the Company adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825, “Financial Instruments.” The adoption of ASC 825 did not have an impact on the Company’s consolidated financial statements.

          In January 2009, the Company adopted guidance issued by the FASB and included in ASC 805, “Business Combinations”, and ASC 810, “Non controlling Interests in Consolidated Financial Statements.” The application of these ASCs is intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The adoption of these ASCs did not have any impact on its consolidated financial statements.

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

Item 9A(T). Controls and Procedures

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

          As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

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

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2010 annual meeting of shareholders to be held on or about June 8, 2010 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 11. Executive Compensation

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2010 annual meeting of shareholders to be held on or about June 8, 2010 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2010 annual meeting of shareholders to be held on or about June 8, 2010 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 13. Certain Relationships and Related Transactions

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2010 annual meeting of shareholders to be held on or about June 8, 2010 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 14. Principal Accountant Fees and Services

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2010 annual meeting of shareholders to be held on or about June 8, 2010 and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the Two Years in the Period ended December 31, 2009
Consolidated Statements of Changes in Shareholders’ Equity for the Two Years in the Period ended December 31, 2009
Consolidated Statements of Cash Flows for the Two Years in the Period ended December 31, 2009
Notes to Consolidated Financial Statements

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

10.12

Asset Purchase Agreement, dated as of April 9, 2010, by and among the Registrant, Willtek Communications GmbH, Willtek Communications SARL, Willtek Communications, Inc., Aeroflex Incorproated, Aeroflex Wichita, Inc., Aeroflex GmbH and Aeroflex SAS* (10)

14	Code of Ethics (7)

23.1	Consent of Independent Registered Public Accounting Firm (PKF) filed herewith as Exhibit 23.1

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

* All exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.

(4)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 21, 2001, filed with the Commission on January 4, 2002 and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 29, 2005, filed with the Commission on March 29, 2005 and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 9, 2010, filed with the Commission on April 9, 2010 and incorporated by reference herein.

S I G N A T U R E S

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: April 14, 2010	By:	/s/ Paul Genova

Paul Genova Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Savio Tung	Chairman of the Board	April 14, 2010

Savio Tung

/s/ Paul Genova	Chief Executive Officer, President	April 14, 2010
and Chief Financial Officer
Paul Genova

/s/ Henry Bachman	Director	April 14, 2010

Henry Bachman

/s/ Rick Mace	Director	April 14, 2010

Rick Mace

/s/ Adrian Nemcek	Director	April 14, 2010

Adrian Nemcek

/s/ Joseph Garrity	Director
April 14, 2010
Joseph Garrity

/s/ Hazem Ben-Gacem	Director
April 14, 2010
Hazem Ben-Gacem

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Wireless Telecom Group, Inc.
Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, cash flows and the schedule listed in the accompanying index for the years then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ PKF

Certified Public Accountants
A Professional Corporation

April 14, 2010
New York, New York

F – 2

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

	December 31,

	2009	2008

-ASSETS-
CURRENT ASSETS:
Cash and cash equivalents	$14,076,382	$6,627,397
Investment in short-term U.S. treasury securities, at cost	—	4,976,392
Accounts receivable - net of allowance for doubtful accounts of $155,173 and $101,386 for 2009 and 2008, respectively	3,023,318	3,474,334
Income taxes recoverable – net	1,910,846	1,551,000
Inventories	6,944,231	6,883,712
Deferred income taxes - current	464,192	198,216
Prepaid expenses and other current assets	523,642	495,885
Assets held for sale	6,978,163	11,974,872

TOTAL CURRENT ASSETS	33,920,774	36,181,808

PROPERTY, PLANT AND EQUIPMENT - NET	4,436,339	4,858,059

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes – non-current, net	4,560,312	527,599
Other assets	863,023	613,751

TOTAL OTHER ASSETS	6,774,727	2,492,742

TOTAL ASSETS	$45,131,840	$43,532,609

-LIABILITIES AND SHAREHOLDERS’ EQUITY-

CURRENT LIABILITIES:
Accounts payable	$904,542	$995,837
Accrued expenses and other current liabilities	1,930,225	1,317,933
Current portion of note payable – bank	375,238	369,059
Current portion of mortgage payable	63,386	58,784
Liabilities held for sale	4,493,409	5,516,470

TOTAL CURRENT LIABILITIES	7,766,800	8,258,083

LONG TERM LIABILITIES:
Note payable - bank	1,313,333	1,660,768
Mortgage payable	2,771,259	2,834,645
Deferred rent payable	90,946	101,666

TOTAL LONG TERM LIABILITIES	4,175,538	4,597,079

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861 shares issued, 25,658,203 shares outstanding	287,539	287,539
Additional paid-in capital	37,528,841	37,259,386
Retained earnings (deficit)	1,985,181	(47,072)
Accumulated other comprehensive income	934,755	724,408
Treasury stock, at cost – 3,095,658 shares	(7,546,814)	(7,546,814)

	33,189,502	30,677,447

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,131,840	$43,532,609

The accompanying notes are an integral part of these consolidated financial statements.

F – 3

CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,

	2009	2008

NET SALES	$22,828,328	$25,674,576

COST OF SALES	12,199,396	13,690,208

GROSS PROFIT	10,628,932	11,984,368

OPERATING EXPENSES
Research and development	2,066,018	2,115,193
Sales and marketing	4,158,836	4,210,921
General and administrative	5,328,027	5,383,547

TOTAL OPERATING EXPENSES	11,552,881	11,709,661

OPERATING INCOME (LOSS)	(923,949)	274,707

OTHER (INCOME) EXPENSE
Interest (income)	(45,869)	(254,565)
Interest expense - net	277,037	221,017
Other (income) – net	(248,588)	(173,322)

TOTAL OTHER (INCOME) EXPENSE	(17,420)	(206,870)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FROM INCOME TAXES	(906,529)	481,577

PROVISION (BENEFIT) FROM INCOME TAXES	(6,366,851)	634,387

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,460,322	(152,810)

(LOSS) FROM DISCONTINUED OPERATIONS – NET OF TAXES	(3,428,069)	(31,112,255)

NET INCOME (LOSS)	$2,032,253	$(31,265,065)

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted
Continuing operations	$0.21	$(0.01)
Discontinued operations	$(0.13)	$(1.21)

NET INCOME PER COMMON SHARE	$0.08	$(1.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	25,658,203	25,712,424

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock	Additional Paid-in Capital	Retained Earnings(Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total

BALANCE AT DECEMBER 31, 2007	$287,539	$36,785,310	$31,217,993	$328,770	$(7,068,929)	$61,550,683

Net (loss)	—	—	(31,265,065)	—	—	(31,265,065)

Foreign currency translation	—	—	—	71,752	—	71,752

Amount recognized for employee pension obligation	—	—	—	323,886	—	323,886

Comprehensive (loss)	—	—	—	—	—	(30,869,427)

Stock options expensed	—	474,076	—	—	—	474,076

Purchase of treasury stock	—	—	—	—	(477,885)	(477,885)

BALANCE AT DECEMBER 31, 2008	$287,539	$37,259,386	$(47,072)	$724,408	$(7,546,814)	$30,677,447

F – 5

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock	Additional Paid-in Capital	Retained Earnings(Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total

Net income	—	—	2,032,253	—	—	2,032,253

Foreign currency translation	—	—	—	293,448	—	293,448

Amount recognized for employee pension obligation	—	—	—	(83,101)	—	(83,101)

Comprehensive income	—	—	—	—	—	2,242,600

Stock options expensed	—	269,455	—	—	—	269,455

BALANCE AT DECEMBER 31, 2009	$287,539	$37,528,841	$1,985,181	$934,755	$(7,546,814)	$33,189,502

F – 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,

	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$2,032,253	$(31,265,065)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	868,790	963,915
Amortization – net	42,409	908,100
Impairment of goodwill and other intangible assets	—	33,131,901
Loss on sale of discontinued operations	3,348,122	—
Stock compensation expense	269,455	474,076
Realized loss on sale of investment securities	—	158,249
Interest on investment securities	(27,184)	—
Deferred rent	(10,720)	(3,974)
Deferred income taxes	(4,298,689)	(3,784,556)
Recovery of doubtful accounts	75,284	19,850
Changes in assets and liabilities:
Accounts receivable	1,041,512	1,415,313
Inventory	985,587	1,423,918
Income taxes payable	9,272	(208,266)
Prepaid expenses, income taxes recoverable and other current assets	(592,478)	(1,207,375)
Other long-term liabilities	42,881	(34,538)
Accounts payable and accrued expenses	(677,785)	561,886

Net cash provided by operating activities	3,108,709	2,553,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(276,631)	(377,107)
Proceeds from dispositions of property, plant and equipment	4,340	14,890
Purchase of short-term securities	—	(5,887,444)
Proceeds from sale of investment securities	5,003,576	713,103

Net cash provided by (used for) investing activities	4,731,285	(5,536,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage note	(58,784)	(54,517)
Payment on bank note payable	(365,114)	(192,598)
Acquisition of treasury stock	—	(477,885)

Net cash (used for) financing activities	(423,898)	(725,000)

Effect of foreign currency on cash and cash equivalents	32,889	(51,729)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,448,985	(3,759,853)

Cash and cash equivalents, at beginning of year	6,627,397	10,387,250

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$14,076,382	$6,627,397

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
Taxes	$304,850	$1,027,155
Interest	$294,994	$268,955

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

During 2008, and continuing through 2009, Willtek Communications GmbH (“Willtek”) experienced a decline in revenues and, consequently, a decline in gross margins primarily due to an overall industry slowdown in worldwide cellular handset demand. In light of these, and other, current market challenges facing Willtek, including significant research and development expenses required to remain competitive, management evaluated several strategic alternatives and opportunities, such as, restructuring the existing business, finding a strategic partner, making additional investments in technology research and development or a sale of some or all of the Willtek assets.

In November 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to the Company’s foreign subsidiary, Willtek, so that the Company could focus on growing its domestic based business divisions. The board of directors authorized management to begin negotiations with interested parties to sell substantially all of the assets of Willtek or cease incurring costs related to its development. On April 09, 2010, the Company entered into an asset purchase agreement to sell substantially all the operating assets and certain liabilities of Willtek.

As a result of the expected sale of Willtek, which is scheduled to close during the second quarter of 2010, the Company has reflected its Willtek operation as assets and liabilities held for sale and discontinued operations in its 2009 and 2008 consolidated financial statements (see Notes 2 and 14). Therefore, the succeeding information presented in these notes to the financial statements pertains primarily to the Company’s continuing operations.

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

Concentrations of Credit Risk and Fair Value:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash investments primarily with two financial institutions, which at times may exceed federally insured limits. The Company performs periodic evaluations of the relative credit rating of these institutions as part of its investment strategy.

F – 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at December 31, 2009, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. At December 31, 2009, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage and notes payable amounted to $4,578,239 and $4,523,216, respectively.

Cash, Cash Equivalents and Short Term Investments:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

The Company classifies investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. As of December 31, 2009, substantially all of the Company’s investments consisted of cash and cash equivalents.

Accounts Receivable:

The Company accounts for uncollectible accounts under the allowance method. Potentially uncollectible accounts are provided for throughout the year and actual bad debts are written off to the allowance on a timely basis.

Inventories:

Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses. Inventory carrying value is net of inventory reserves of $810,904 and $787,441 for the years ended December 31, 2009 and 2008, respectively.

Inventories consist of:

	December 31,

	2009	2008

Raw materials	$4,393,992	$4,616,113
Work-in-process	1,252,251	1,108,067
Finished goods	1,297,988	1,159,532

	$6,944,231	$6,883,712

F – 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Property, Plant and Equipment:

Property, plant and equipment are reflected at cost, less accumulated depreciation. Depreciation and amortization are provided on a straight-line basis over the following useful lives:

Building and improvements	39 years
Machinery and equipment	5-10 years
Furniture and fixtures	5-10 years
Transportation equipment	3-5 years

Leasehold improvements are amortized over the remaining term of the lease and reflect the estimated life of the improvements. Repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized.

Goodwill and other intangible assets:

The Company reviews its goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with Accounting Standards Codification (ASC) 350, “Accounting for Business Combinations, Goodwill, and Other Intangible Assets.” The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.

In accordance with this policy, during the fourth quarter of 2008, significant changes in assumptions and estimates with respect to future revenue and cash flows for the Company’s German subsidiary, Willtek Communications GmbH, occurred. These changes resulted in a goodwill and intangible assets impairment charge of $22,761,891 and $10,370,010, respectively, which was recorded as a non-cash operating expense in the fourth quarter of 2008, and represents a 100% write-down of the goodwill and intangible assets associated with the acquisition of Willtek. These impairment charges are reflected in discontinued operations in the Company’s 2008 consolidated financial statements. The goodwill remaining on the Company’s consolidated balance sheets is attributable to Micrlab/FXR.

The following table discloses the Company’s intangible assets by classification, immediately prior to the fourth quarter 2008 impairment charge, and presents each intangible asset class at their original cost less accumulated amortization, as of December 31, 2008:

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

For the year ended December 31, 2008, amortization expense of intangible assets was $1,180,000 and is included as part of discontinued operations in the Company’s 2008 consolidated statement of operations. No further charges were required for amortization of intangible assets subsequent to 2008.

Impairment of long-lived assets:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the assets and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold for sale is based on the fair value of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition:

Revenue from product shipments, including shipping and handling fees, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Sales to international distributors are recognized in the same manner. If title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis. There are no special post shipment obligations or acceptance provisions that exist with any sales arrangements.

Research and Development Costs:

Research and development costs are charged to operations when incurred. The amounts charged to continuing operations for the years ended December 31, 2009 and 2008 were $2,066,018 and $2,115,193, respectively.

Advertising Costs:

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $357,063 and $380,666 for the years ended December 31, 2009 and 2008, respectively.

Other Comprehensive Income (Loss):

Assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss) on the statement of shareholders’ equity in accordance with ASC 220, “Comprehensive Income”.

During the fiscal years ended December 31, 2009 and 2008, included in other comprehensive income (loss) was an adjustment for employee benefit obligations due to the provisions of ASC 715, “Compensation –Retirement Benefits”, as well as, foreign currency translation gains and losses. At December 31, 2009, in connection with the Company’s intent to sell substantially all of the assets of its foreign subsidiary (see Notes 2 and 14), amounts recorded in other comprehensive income were included in the determination of the gain or loss of discontinued operations.

F – 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Components of other comprehensive income (loss) consist of the following:

	Foreign Currency Translation	Pension Liability Adjustments	Total Accumulated Other Comprehensive Income (loss)

Balance at December 31, 2007	$(333,880)	$662,650	$328,770
Amounts recognized for employee pension costs	—	323,886	323,886
Foreign currency translation	71,752	—	71,752

Balance at December 31, 2008	$(262,128)	$986,536	$724,408
Amounts recognized for employee pension costs	—	(83,101)	(83,101)
Foreign currency translation	293,448	—	293,448

Balance at December 31, 2009	$31,320	$903,435	$934,755

Stock-Based Compensation:

The Company follows the provisions of ASC 718, “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2009 and 2008, the Company took into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation was zero.

Income Taxes:

The Company records deferred taxes in accordance with ASC 740, “Accounting for Income Taxes”. This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by a history of net operating losses and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating loss carry-forwards.

Under ASC 740, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

F – 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2009 and 2008, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2009 and 2008, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Income (Loss) Per Common Share:

Basic earnings (loss) per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Years Ended December 31,

	2009	2008

Weighted average number of common shares outstanding — Basic	25,658,203	25,712,424
Potentially dilutive stock options	—	—

Weighted average number of common and equivalent shares outstanding-Diluted	25,658,203	25,712,424

Common stock options were not included in the diluted earnings (loss) per share calculation for the years ended December 31, 2009 and 2008 because the various option exercise prices were greater than the average market price of the common shares for the period presented. The number of common stock equivalents not included in diluted earnings (loss) per share, because the effects are anti-dilutive, was 2,308,967 and 3,336,967 for 2009 and 2008, respectively.

Subsequent events:

The Company has evaluated subsequent events and, except for the events described with respect to the expected sale of Willtek (see Note 14), the Company has determined that there were no other subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.

F – 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements Affecting the Company:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company is in the process of evaluating the impact of adopting this ASU on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” This ASU clarifies how an entity should measure the fair value of liabilities and that restrictions on the transfer of a liability should not be included in its fair value measurement. The effective date of this ASU is the first reporting period after issuance date, August 26, 2009. The Company adopted this ASU for the quarter ended September 30, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

F – 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles.” ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP for Securities and Exchange Commission (“SEC”) registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document. The Codification did not have an impact on the Company’s consolidated financial statements.

In June 2009, the Company adopted guidance issued by the FASB and included in ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

In April 2009, the Company adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825, “Financial Instruments.” The adoption of ASC 825 did not have an impact on the Company’s consolidated financial statements.

In January 2009, the Company adopted guidance issued by the FASB and included in ASC 805, “Business Combinations”, and ASC 810, “Non controlling Interests in Consolidated Financial Statements.” The application of these ASCs is intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The adoption of these ASCs did not have any impact on its consolidated financial statements.

Reclassifications:

Certain prior years’ information has been reclassified to conform to the current year’s reporting presentation, including the effect of reporting Willtek as discontinued operations.

NOTE 2 –	DISCONTINUED OPERATIONS:

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

In December 2008, the Company recorded a non-cash impairment charge of $22,761,891 and $10,370,010 for the goodwill and intangible assets of Willtek, respectively. Revenues and gross margins declined during 2008 and expected bookings of a large new customer in the fourth quarter of 2008 did not materialize. Contributing factors to the impairment charge were the continuing decline in discounted cash flows of future revenues, reduced booking orders, declining gross margins and the overall industry slowdown in worldwide cellular handset demand. In assessing the fair value of Willtek, the Company considered various valuation methods, such as discounted cash flows, comparable companies and comparable transactions.

F – 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 2 –	DISCONTINUED OPERATIONS (Continued):

In November 2009, in light of the market challenges facing Willtek and the continuing deterioration of the Willtek operations, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to the Company’s foreign subsidiary, so that the Company could focus on growing its domestic based divisions. The board of directors authorized management to begin negotiations with interested parties to sell substantially all of the assets of Willtek or cease incurring costs related to its development (see Note 14).

As a result of this decision, as well as additional circumstances surrounding the expected sale of Willtek in the second quarter of 2010, Willtek has met the required criterion with respect to discontinued operations. At December 31, 2009 and 2008, the net assets of Willtek have been reflected as assets held for sale. Therefore, substantially all of the assets and liabilities of Willtek have been included as assets and liabilities held for sale within the Company’s consolidated financial statements for the periods presented and further presented as discontinued operations in the consolidated statement of operations.

Assets and liabilities held for sale consists of the following:

	December 31,

	2009	2008

Assets held for sale
Accounts receivable -net	$2,037,731	$3,804,227
Inventory – net	1,284,005	3,144,602
Prepaid expenses and other current assets – net	235,457	691,814
Property, plant and equipment - net	—	977,119
Pension insurance and other long-term assets	3,420,970	3,357,110

	$6,978,163	$11,974,872

Liabilities held for sale
Accounts payable	$1,546,794	$2,897,599
Accrued expenses	1,332,607	1,414,521
Pension liability	1,268,582	1,204,350
Other long-term liabilities	345,426	—

	$4,493,409	$5,516,470

As a result of the expected sale of Willtek, the Company recorded a loss on sale of discontinued operations of $3,348,122, which represents the excess of net assets, and the related realization of other comprehensive income, over the net sales price. Such amount has been reflected as a reduction of assets held for sale in the aforementioned table. The fair market value of Willtek’s net assets was based upon a $1,550,000 net sales price which consisted of $2,750,000 purchase price less $1,200,000 in estimated closing costs. The following table summarizes the components of discontinued operations:

	For the Twelve Months Ended December 31,

	2009	2008

Net sales	$25,860,848	$25,356,564
Gross profit	12,982,522	12,549,854
Impairment of goodwill and other intangible assets	—	33,131,901
(Loss) from discontinued operations before taxes	(73,961)	(36,009,928)
Provision (benefit) for income taxes	5,986	(4,897,673)
(Loss) from discontinued operations	(79,947)	(31,112,255)
(Loss) from sale of discontinued operations	(3,348,122)	—

Net (loss) from discontinued operations	$(3,428,069)	$(31,112,255)

F – 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 2 –	DISCONTINUED OPERATIONS (Continued):

Cash flows from discontinued operations for the years ended December 31, 2009 and 2008 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations are as follows:

	For the Twelve Months Ended December 31,

	2009	2008

Cash flows from operating activities	$612,305	$794,253
Cash flows from investing activities	(153,317)	(265,884)
Cash flows from financing activities	$(365,114)	$(192,598)

NOTE 3 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, consists of the following:

	December 31,

	2009	2008

Building and improvements	$3,557,186	$3,557,186
Machinery and equipment	2,789,085	2,744,413
Furniture and fixtures	145,218	140,466
Transportation equipment	103,541	140,693
Leasehold improvements	1,061,605	992,055

	7,656,635	7,574,813

Less: accumulated depreciation	3,920,296	3,416,754

	3,736,339	4,158,059
Add: land	700,000	700,000

	$4,436,339	$4,858,059

Depreciation expense from continuing operations of $540,694 and $603,559 was recorded for the years ended December 31, 2009 and 2008 respectively.

NOTE 4 -	OTHER ASSETS:

Other assets consist of the following:

	December 31,

	2009	2008

Product demo assets	$592,094	$363,734
Building escrow reserve	208,448	198,976
Miscellaneous	62,481	51,041

Total	$863,023	$613,751

F – 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 5 -	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

	December 31,

	2009	2008

Payroll and related benefits	$460,689	$242,103
Accrued taxes	264,731	257,000
Accrued severance	81,994	—
Warranty reserve	315,000	75,000
Goods received not invoiced	183,824	222,446
Professional fees	104,623	122,809
Interest	75,000	—
Commissions	42,565	35,148
Other	401,799	363,427

Total	$1,930,225	$1,317,933

NOTE 6 -	MORTGAGE AND NOTE PAYABLE – LONG TERM:

The Company has a mortgage payable secured by certain properties in the amount of $2,834,645. This note bears interest at an annual rate of 7.45%, requires monthly payments of principal and interest of $23,750 and matures in August 2013.

Maturities of mortgage principal payments for the next three years are $63,386, $68,347 and $73,697, respectively, with a balloon payment due in the fourth and final year of $2,629,215.

At December 31, 2009, Willtek has a bank loan in the amount of Euro 1,178,100 (U.S. $1,688,571) which bears interest at the annual rate of 4% and requires twelve semi-annual payments which began December 2008 until maturity at June 2014. This bank loan is not expected to be part of the sale of Willtek and accordingly the Company will continue to assume responsibility for repayment of this loan and therefore has excluded this note from liabilities held for sale.

Maturities of scheduled bank loan principal payments are $375,238 annually for the next four years and $187,619 in the fifth and final year.

NOTE 7 -	OTHER LONG-TERM LIABILITIES:

Other long-term liabilities consist of deferred rent relating to the Company’s building lease in Hanover Township, Parsippany, NJ which serves as its principal corporate headquarters and manufacturing plant. All other long-term liabilities, including the Company’s significant pension liability, have been reclassified and included in liabilities held for sale.

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

On November 24, 2009, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based stock options to the Company’s Chief Executive Officer (CEO). Accordingly, the Company entered into stock option agreements dated as of November 24, 2009, pursuant to which the Company’s CEO was awarded options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.78 per share, representing a 5% premium over the closing price of the Company’s common stock reported on the NYSE Amex (formerly the American Stock Exchange) on November 24, 2009, the date of grant.

On April 11, 2008, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based stock options to the Company’s then Chief Executive Officer (CEO), President and Chief Financial Officer (CFO) and then Senior Vice President of Global Customer Operations and Chief Marketing Officer (CMO). Accordingly, the Company entered into stock option agreements dated as of April 11, 2008, pursuant to which the Company’s CEO, CFO and CMO were awarded options to purchase up to 540,000, 220,000 and 120,000 shares of the Company’s common stock, respectively, at an exercise price of $1.42 per share, representing a 5% premium over the closing price of the Company’s common stock reported on the NYSE Amex (formerly the American Stock Exchange) on April 11, 2008, the date of grant.

Due to the departure of the Company’s CEO and CMO during the third quarter of 2009, the 540,000 and 120,000 options awarded to them in April, 2008, respectively, were forfeited and are available for re-issuance.

Under the terms of the stock option agreements, provided the executive remains in the continuous service of the Company at such times, the options will fully vest and become exercisable upon the earlier to occur of (a) the date on which the Board shall have determined that specific revenue and operating income targets have been met or (b) the date on which a “Change-of-Control” (as defined in the option agreements) of the Company is consummated, provided that all consideration in exchange therefore to which the executive may become entitled as a result of such Change-of-Control of the Company shall not be delivered to the executive until the earlier of (i) the date on which the executive’s employment with the Company is “Involuntarily Terminated” (as defined in the option agreements) following the consummation of such Change-of-Control or (ii) the date that is six months next following the date on which such Change-of-Control is consummated. The Company has not incurred expense relating to these performance-based options as it is more likely that not that the performance targets will not be achieved.

F – 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 8 -	SHAREHOLDERS’ EQUITY (Continued):

A summary of service and performance-based stock option activity, and related information for the years ended December 31, follows:

	Options	Weighted Average Exercise Price

Outstanding, December 31, 2007	2,668,987	2.53

Granted	880,000	1.42
Exercised	—	—
Forfeited	(22,500)	2.28
Canceled	(189,520)	2.34

Outstanding, December 31, 2008	3,336,967	2.25

Granted	500,000	0.78
Exercised	—	—
Forfeited	(1,528,000)	2.07
Canceled	—	—

Outstanding, December 31, 2009	2,308,967	2.05

Options exercisable:
December 31, 2008	1,698,884	2.54
December 31, 2009	1,337,467	2.52

The options outstanding and exercisable as of December 31, 2009 are summarized as follows:

Range of exercise prices	Weighted average exercise price	Options Outstanding	Options Exercisable	Weighted average remaining life

$0.78 - $1.42	$0.97	720,000	—	9.1 years
$1.69 - $2.25	$1.90	184,000	184,000	2.4 years
$2.28 - $3.13	$2.62	1,404,967	1,153,467	5.1 years

		2,308,967	1,337,467

As of December 31, 2009, the unearned compensation related to Company granted service-based incentive stock options is $252,369 which will continue to be amortized over the next two years. The fair value, and unamortized amount, of performance-based options granted by the Company as of December 31, 2009 is $430,360. This unearned compensation will not be recognized until the performance conditions described above are achieved.

The fair value of performance-based options awarded during 2009 was estimated on the date of grant using the Black-Scholes option-pricing model and included the following range of assumptions; dividend yield of 0%, risk-free interest rate of 2.15%, and expected option lives of 4 years. Volatility assumption was 113%. The forfeiture rate was assumed to be 0%. For 2008, the fair value of options awarded was also estimated on the date of grant using the Black-Scholes option-pricing model and included the following range of assumptions; dividend yield of 0%, risk-free interest rate of 2.57%, and expected option lives of 4 years. Volatility assumption was 55%. The forfeiture rate was assumed to be 0%.

The per share weighted average fair value of performance-based options granted in the years 2009 and 2008 were $0.58 and $0.63, respectively.

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

For the years ended December 31, 2009 and 2008, no customer accounted for more than 7% and 3% of total sales, respectively.

In addition to its in-house sales staff, the Company uses various manufacturers’ representatives to sell its products. For the years ended December 31, 2009 and 2008, no representative accounted for more than 10% of total sales.

Regional Sales:

The Company, in accordance with ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	For the Twelve Months Ended December 31,
Revenues from continuing operations by Region	2009	2008

Americas	$15,633,581	$17,519,134
Europe, Middle East, Africa (EMEA)	5,072,513	5,099,236
Asia	2,122,234	3,056,206

	$22,828,328	$25,674,576

Purchases

In 2009 and 2008, no third-party supplier accounted for more than 6% and 7% of the Company’s total inventory purchases, respectively.

NOTE 10 -	RETIREMENT PLANS:

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2009 and 2008 aggregated $313,298 and $345,945, respectively.

The Company also maintains a non-contributory, defined benefit pension plan covering 15 active and 30 former employees of its German subsidiary. The Company uses a December 31 measurement date for its defined benefit pension plan. This plan has been frozen for approximately 14 years and covers certain employees of Willtek and all obligations of the plan are expected to transfer to the purchaser (see Note 14). The accumulated benefit obligation as of 2009 and 2008 was $1,589,629 and $1,535,972, respectively. As of December 31, 2009 and 2008, the pension liability of $1,268,582 and $1,204,350, respectively, was recorded in other long-term liabilities. There were no contributions made to this plan by the Company in 2008 and 2009 and there are no plans to make any contributions in 2010.

The Company purchased life insurance to cover the actual net present value of the pension obligations. The cash surrender value of these insurance policies amounted to approximately $1,739,000 and $1,716,000 as of December 31, 2009 and 2008, respectively. The amounts are independent of the defined benefit plan and do not constitute assets of the plan.

F – 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10 -	RETIREMENT PLANS (Continued):

The funded status of the defined benefit plans is as follows:

	2009	2008

Change in projected benefit obligation:
Beginning of year	$1,579,273	$2,001,817
Service cost	15,342	20,665
Interest cost	95,064	91,961
Actuarial (gain)	(9,527)	(378,440)
Benefits paid and expenses	(81,485)	(87,748)
Effect of foreign currency translation	26,985	(68,982)

Projected benefit obligation at end of year	$1,625,652	$1,579,273

Change in fair value of plan assets:
Beginning of year	$374,922	$382,279
Actual return on plan assets	11,123	11,456

Settlement of capital	(34,592)	(8,155)
Effect of foreign currency translation	5,616	(10,656)

Fair value of plan assets at end of year	$357,069	$374,924

	2009	2008

Excess of projected benefit obligation over fair value of plan assets	$1,268,582	$1,204,350
Unrecognized gain	903,435	986,536

Accrued pension cost	$2,172,017	$2,190,886

Required incremental asset	(903,435)	(986,536)

Accrued pension cost at end of period	$1,268,582	$1,204,350

The weighted average assumptions used to determine net pension cost and benefit obligations for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Discount rate – benefit obligation	5.70%	6.25%
Discount rate – pension cost	5.70%	6.25%
Expected long-term return on plan assets	3.00%	3.00%
Rate of compensation increase (Staff plan only)	1.50%	2.00%

The following table presents the components of net periodic pension cost for the years ended December 31, 2009 and 2008:

	2009	2008

Service cost	$15,342	$20,665
Interest cost	95,064	91,961
Expected return on plan assets	(11,123)	(11,456)
Recognized net actuarial (gain)	(101,325)	(69,351)

Net periodic pension (benefit) expense	$(2,042)	$31,819

F – 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10 -	RETIREMENT PLANS (Continued):

The investment objectives for the pension plan’s assets are designed to generate returns that will enable the plan to meet its future obligation. The precise amounts for which this obligation will be settled depend on future events. The obligations are estimated using actuarial assumptions, based on the current economic environment. The pension plan’s investment strategies utilize fixed income insurance annuity investments to provide income and to preserve capital. Risks include, among others, the likelihood of the pension plan becoming under funded, thereby increasing the pension plan’s dependence on contributions of the Company. Professional advisors manage the pension plan’s assets and performance is evaluated by management and adjusted periodically based on market conditions.

At December 31, 2009 and 2008, plan assets consisted of fixed income insurance annuities.

The following benefit payments are expected to be paid as follows:

2010	$104,019
2011	106,584
2012	108,820
2013	111,922
2014	117,942
2015-2019	681,216

As mentioned above, this defined benefit plan covers certain employees of the Company’s foreign subsidiary, Willtek, and is expected to transfer upon completion of its disposition.

NOTE 11 -	INCOME TAXES:

The components of income tax expense (benefit) related to income from continuing operations are as follows:

	Year Ended December 31,

	2009	2008

Current:
Federal	$(2,351,789)	$831,864
State	283,627	84,183
Deferred:
Federal	(3,395,964)	(222,511)
State	(902,725)	(59,149)

	$(6,366,851)	$634,387

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to continuing operations:

	Year Ended December 31,

	2009	2008

	% of Pre Tax Earnings	% of Pre Tax Earnings

Statutory federal income tax rate	(34.0)%	34.0%
Investment in foreign subsidiary	(736.8)	16.4
State income tax net of federal tax benefit	39.6	17.5
Permanent differences	11.9	39.4
Other	17.0	24.4

	(702.3)%	131.7%

The difference between the statutory and the effective tax rate is due mainly to the recognition of a loss on the outside basis in (2009), and advances to (2008), Willtek.

F – 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 11 -	INCOME TAXES (Continued):

The components of deferred income taxes are as follows:

	December 31,

	2009	2008

Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$185,322	$178,381
Allowances for doubtful accounts	62,069	40,554
Accruals	216,800	10,000
Tax effect of goodwill	(13,524)	89,180
Book depreciation over tax	(7,644)	(30,720)
Net operating loss carryforward	18,572,869	7,384,560
Investment in foreign subsidiary	—	7,900,000

	19,015,892	15,571,955
Valuation allowance for deferred tax assets	(13,991,388)	(14,846,140)

	$5,024,504	$725,815

The Company has a domestic net operating loss carryforward at December 31, 2009 of approximately $29,000,000 which expires in 2029. The Company also has a foreign net operating loss carryforward at December 31, 2009 of approximately $23,400,000 which has no expiration.

As a result of the expected disposition of the assets of Willtek (see Note 2), the Company will be in a position to benefit from a tax deduction on its 2009 tax return equal to its outside basis in its investment in, and advances to, Willtek. Accordingly, the Company realized a tax benefit, net of valuation allowance, of approximately $6,400,000 in 2009. Earnings per share of $0.21 from continuing operations in 2009, includes $0.25 per share relating to this tax benefit.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2009. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2009.

The Company files income tax returns in the U.S. (federal and various states), German and French taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2005. The Company is no longer subject to tax examinations in Germany and France for periods before 2005.

The Company does not have any significant unrecognized tax benefits and does not anticipate significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts recognized for income tax related interest and penalties as a component of the provision for income taxes are immaterial for the years ended December 31, 2009 and 2008.

F – 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 12 -	COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company provides one-year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. The costs related to these warranties are not certain however, based upon past experience, these costs have been minimal.

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

Additionally, the Company leases a 36,000 square foot facility located in Ismaning, Germany, which is currently being used as Willtek’s headquarters and manufacturing plant. The lease terminates on December 31, 2010 and can be renewed for two five-year periods twelve months prior to the end of the expiring term. Due to current circumstances regarding the Willtek operation, the Company does not intend to renew this lease upon expiration.

The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance. The future minimum lease payments relative to continuing operations are shown below:

2010	$502,700
2011	335,133

$837,833

Rent expense included in continuing operations for the years ended December 31, 2009 and 2008 was $533,905 and $548,433, respectively. Rent expense relating to Willtek for the years ended December 31, 2009 and 2008 amounted to $850,939 and $896,913, respectively, and has been included in discontinued operations.

The Company owns a 44,000 square foot facility located in Mahwah, New Jersey which is leased to an unrelated third party. This lease, which terminates in 2013, provides for annual rental income of $385,991 throughout the lease term. The current tenant has an exclusive option to purchase the property, at a predetermined purchase price of approximately $3,500,000, up through August 1, 2012.

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2012. All leases may be renewed at the end of their respective leasing periods. Future payments relative to continuing operations consist of the following at December 31, 2009:

2010	$74,812
2011	74,563
2012	36,658

$186,033

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

Costs charged to operations in connection with the water management plan amounted to approximately $70,000 and $19,000 for the years ended December 31, 2009 and 2008, respectively. Costs were higher in 2009 due to changes in NJDEP regulations which required additional tests to be performed by the Company. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

Risks and Uncertainties:

The Company is subject to contingent liabilities for employee notice and severance payments for any actions taken by management to restructure or reduce employees in Germany, the United States or other worldwide locations. These payments could have a significantly negative impact on the Company’s cash flow and results of operations.

Line of Credit:

In September 2009, the Company secured a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of December 31, 2009, the Company had no borrowings outstanding under the facility and approximately $6,400,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes cash generated from operations will adequately meet near-term working capital requirements.

F – 26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 13 -	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly financial data from continuing operations (in thousands, except per share amounts).

	Quarter

2009	1st	2nd	3rd	4th

Net sales	$5,528	$5,156	$6,240	$5,905
Gross profit	2,626	2,223	2,929	2,851
Operating (loss)	(196)	(619)	(62)	(35)
Net income (loss) from continuing operations	(223)	(198)	(18)	5,912
Diluted net income (loss) per share from continuing operations	$(.01)	$(.01)	$(.00)	$.23

	Quarter

2008	1st	2nd	3rd	4th

Net sales	$6,767	$6,569	$6,689	$5,650
Gross profit	3,275	3,220	3,093	2,397
Operating income (loss)	423	206	(94)	(258)
Net income (loss) from continuing operations	350	309	(344)	(466)
Diluted net income (loss) per share from continuing operations	$.01	$.01	$(.01)	$(.02)

NOTE 14 -	SUBSEQUENT EVENT:

On April 09, 2010, the Company executed an agreement to sell substantially all of the assets and liabilities of Willtek Communications GmbH (Willtek), the Company’s foreign subsidiary located in Ismaning, Germany, for the cash purchase price of $2,750,000. Under the terms of the agreement, the purchaser would retain all of the employees of Willtek and all other assets of Willtek, except for any cash balances at the date of closing and specifically identified notes receivable balances. Additionally, the purchaser agrees to retain all of the liabilities of Willtek, except for, a bank note payable and accrued foreign income taxes. The sale is expected to be completed during the Company’s second quarter of 2010.

F – 27

WIRELESS TELECOM GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE TWO YEARS ENDED DECEMBER 31,

Allowance for doubtful accounts:

	Balance at Beginning of year	Provisions	Deductions	Translation adjustment	Balance at end of year

2009	$101,386	$90,867	$(37,080)	—	$155,173
2008	80,478	113,193	(92,285)	—	101,386

Allowance for deferred tax valuation:

	Balance at beginning of year	Provisions	Reductions	Translation adjustment	Balance at end of year

2009	$14,846,140	—	$(885,521)	$30,769	$13,991,388
2008	6,350,228	7,900,000	(79,088)	675,000	14,846,140

Reserves for inventories:

	Balance at beginning of year	Provisions	Reductions	Translation adjustment	Balance at end of year

2009	$787,441	$76,161	$(52,698)	—	$810,904
2008	856,251	50,680	(119,490)	—	787,441

F – 28