Form 10-Q
period 2010-03-31
WIRELESS TELECOM GROUP INC
filed 2010-05-17
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

Number of shares of Common Stock outstanding as of May 14, 2010: 25,658,203

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -

	March 31, 2010	December 31, 2009

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,742,645	$14,076,382
Accounts receivable - net of allowance for doubtful accounts of $101,115 and $155,173 for 2010 and 2009, respectively	3,950,344	3,023,318
Income taxes recoverable	1,910,846	1,910,846
Inventories	7,220,243	6,944,231
Deferred income taxes-current	422,733	464,192
Prepaid expenses and other current assets	466,683	523,642
Assets held for sale	5,331,640	6,978,163

TOTAL CURRENT ASSETS	32,045,134	33,920,774

PROPERTY, PLANT AND EQUIPMENT - NET	4,314,641	4,436,339

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	4,645,169	4,560,312
Other assets	864,077	863,023

TOTAL OTHER ASSETS	6,860,638	6,774,727

TOTAL ASSETS	$43,220,413	$45,131,840

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$736,092	$904,542
Accrued expenses and other current liabilities	1,630,058	1,930,225
Current portion of note payable - bank	352,252	375,238
Current portion of mortgage payable	64,592	63,386
Liabilities held for sale	4,330,092	4,493,409

TOTAL CURRENT LIABILITIES	7,113,086	7,766,800

LONG TERM LIABILITIES:
Note payable - bank	1,232,882	1,313,333
Mortgage payable	2,754,652	2,771,259
Deferred rent payable	77,604	90,946

TOTAL LONG TERM LIABILITIES	4,065,138	4,175,538

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861 shares issued, 25,658,203 shares outstanding	287,539	287,539
Additional paid-in-capital	37,578,932	37,528,841
Retained earnings	1,021,119	1,985,181
Accumulated other comprehensive income	701,413	934,755
Treasury stock at cost, 3,095,658 shares	(7,546,814)	(7,546,814)

TOTAL SHAREHOLDERS’ EQUITY	32,042,189	33,189,502

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,220,413	$45,131,840

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,

	2010	2009

NET SALES	$6,137,342	$5,528,016

COST OF SALES	3,334,295	2,901,949

GROSS PROFIT	2,803,047	2,626,067

OPERATING EXPENSES
Research and development	541,332	519,928
Sales and marketing	986,256	1,077,300
General and administrative	963,915	1,225,195

TOTAL OPERATING EXPENSES	2,491,503	2,822,423

OPERATING INCOME (LOSS)	311,544	(196,356)

OTHER (INCOME) EXPENSE
Interest (income)	(3,451)	(25,924)
Interest expense	53,482	54,600
Other (income) expense - net	(62,128)	7,031

TOTAL OTHER (INCOME) EXPENSE	(12,097)	35,707

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	323,641	(232,063)

PROVISION (BENEFIT) FOR INCOME TAXES	3,345	(8,595)

INCOME (LOSS) FROM CONTINUING OPERATIONS	320,296	(223,468)

(LOSS) FROM DISCONTINUED OPERATIONS - NET OF TAXES	(1,284,358)	(63,004)

NET (LOSS)	$(964,062)	$(286,472)

INCOME (LOSS) PER COMMON SHARE:

BASIC AND DILUTED
Continuing operations	$0.01	$(0.01)
Discontinued operations	$(0.05)	$(0.00)

NET (LOSS) PER COMMON SHARE:	$(0.04)	$(0.01)

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(964,062)	$(286,472)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Depreciation and amortization	219,132	229,542
Loss on sale of discontinued operations	609,630	—
Stock compensation expense	50,091	89,274
Deferred rent	(13,342)	(994)
Deferred income taxes	(43,398)	(4,181)
Provision for losses on accounts receivable	(60,800)	22,338
Changes in assets and liabilities:
Accounts receivable	(539,320)	792,062
Inventory	(214,062)	408,537
Prepaid expenses and other assets	(81,489)	(208,297)
Accounts payable, accrued expenses and other current liabilities	(170,056)	(1,228,451)
Pension liability and other long-term liabilities	—	49,689

Net cash (used for) operating activities	(1,207,676)	(136,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,435)	(31,945)
Proceeds from sale of short term securities - net	—	2,983,270

Net cash (used for) provided by investing activities	(13,435)	2,951,325

CASH FLOWS (USED FOR) FINANCING ACTIVITIES
Payments of mortgage note	(15,401)	(14,284)

Effect of foreign currency on cash and cash equivalents	(97,225)	(110,934)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,333,737)	2,689,154

Cash and cash equivalents, at beginning of period	14,076,382	6,627,397

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12,742,645	$9,316,551

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$185,000	$240,000

Interest	$53,482	$56,071

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three month periods ended March 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2010 and 2009 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH, WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

As has been disclosed by the Company in its filings in prior periods, in light of on-going market challenges facing the Company’s foreign subsidiary, Willtek Communications GmbH (“Willtek”), including significant technology research and development expenses required to remain competitive, management has been evaluating several strategic alternatives and opportunities.

In November 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to Willtek so that the Company could focus on growing its domestic based business divisions. The board of directors authorized management to begin negotiations with interested parties to sell substantially all of the assets of Willtek or cease incurring costs related to its development. On April 9, 2010, the Company entered into an asset purchase agreement to sell substantially all the operating assets and certain liabilities of Willtek and, on May 7, 2010, successfully completed this sale.

As a result of the sale of the assets and liabilities of Willtek, the Company has reflected its Willtek operation as assets and liabilities held for sale and discontinued operations in its 2010 and 2009 consolidated financial statements. Therefore, the information presented in these notes to the financial statements pertains primarily to the Company’s continuing operations.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company’s results for the interim periods being presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, valuation of deferred tax assets, accrued warranty expense, estimated fair values of stock options and assets held for sale) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its annual report on Form 10-K for the year ended December 31, 2009. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with US GAAP have been condensed or omitted from this report.

The results of operations for the three-month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at March 31, 2010, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of mortgage and notes payable approximate fair value based on their terms which reflect market conditions existing as of March 31, 2010. At March 31, 2010, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage and notes payable amounted to $4,578,239 and $4,404,378, respectively.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

The Company has evaluated subsequent events and, except for the events described with respect to the sale of Willtek (see Note 12), the Company has determined that there were no other subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements.

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

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have an impact on the Company’s March 31, 2010 condensed consolidated financial statements. The Company does not expect the adoption of the level 3 portion of the update to have a material impact on its condensed consolidated financial statements.

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

NOTE 3 – DISCONTINUED OPERATIONS

In November 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to the Company’s foreign subsidiary, so that the Company could focus on growing its domestic based divisions. The board of directors authorized management to begin negotiations with interested parties to sell substantially all of the assets of Willtek or cease incurring costs related to its development (see Note 12).

As a result of this decision, as well as additional circumstances leading up to the sale of Willtek during second quarter of 2010, Willtek has met the required criterion with respect to discontinued operations. At March 31, 2010 and December 31, 2009, the net assets of Willtek continue to be reflected as assets and liabilities held for sale. Therefore, substantially all of the assets and liabilities of Willtek have been included as assets and liabilities held for sale within the Company’s condensed consolidated financial statements for the periods presented and further presented as discontinued operations in the condensed consolidated statement of operations.

Assets and liabilities held for sale consists of the following:

	March 31,	December 31,

	2010	2009

Assets held for sale
Accounts receivable -net	$1,180,634	$2,037,731
Inventory – net	813,387	1,284,005
Prepaid expenses and other current assets – net	203,882	235,457
Property, plant and equipment - net	—	—
Pension insurance and other long-term assets	3,133,737	3,420,970

	$5,331,640	$6,978,163

Liabilities held for sale
Accounts payable	$1,645,070	$1,546,794
Accrued expenses	1,169,884	1,332,607
Pension liability	1,190,872	1,268,582
Other long-term liabilities	324,266	345,426

	$4,330,092	$4,493,409

As a result of the sale of Willtek, the Company has recorded to date a loss on sale of discontinued operations of $3,957,752, of which $609,630 was recognized during the three months ended March 31, 2010 to reflect a change in the estimate of the fair value less the cost to dispose Willtek. Such amount has been reflected as a reduction of assets held for sale in the aforementioned table.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

          The following table summarizes the components of discontinued operations:

	For the Three Months Ended March 31,

	2010	2009

Net sales	$5,108,979	$5,833,727
Gross profit	2,206,293	3,025,019
(Loss) from discontinued operations before taxes	(674,487)	(63,003)
Provision for income taxes	241	—
(Loss) from discontinued operations	(674,728)	(63,003)
(Loss) from sale of discontinued operations	(609,630)	—

Net (loss) from discontinued operations	$(1,284,358)	$(63,003)

Cash flows from discontinued operations for the periods ended March 31, 2010 and 2009 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations are as follows:

	For the Three Months Ended March 31,

	2010	2009

Cash flows from operating activities	$(74,764)	$16,624
Cash flows from investing activities	(6,339)	(25,325)
Cash flows from financing activities	$(685,688)	$417,408

NOTE 4 – INCOME TAXES

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

The components of deferred income taxes are as follows:

	March 31,	December 31,
	2010	2009

Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$191,990	$185,322
Allowances for doubtful accounts	40,446	62,069
Accruals	25,920	216,800
Tax effect of goodwill	(39,200)	(13,524)
Book depreciation over tax	(4,860)	(7,644)
Net operating loss carryforward	18,541,752	18,572,869

	18,756,048	19,015,892
Valuation allowance for deferred tax assets	(13,688,146)	(13,991,388)

	$5,067,902	$5,024,504

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – INCOME TAXES (Continued)

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

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2010, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended March 31, 2010 and 2009.

NOTE 5 - INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended March 31,
	2010	2009

Weighted average common shares outstanding	25,658,203	25,658,203
Potentially dilutive stock options	38,807	—

Weighted average common shares outstanding, assuming dilution	25,697,010	25,658,203

Common stock options are included in the diluted earnings (loss) per share calculation for the periods presented when the various option exercise prices are greater than the average market price of the common shares for each respective period presented. The number of common stock equivalents not included in diluted earnings (loss) per share, because the effects are anti-dilutive, was 2,270,160 and 3,336,967 for the three-months ended March 31, 2010 and 2009, respectively.

NOTE 6 – SHAREHOLDERS’ EQUITY

Comprehensive (loss) represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the three-months ended March 31, 2010 and 2009, other comprehensive (loss) consisted of foreign currency translation gains and losses. The net amounts recognized in other comprehensive (loss) was $233,342 and $220,213 for the three-months ended March 31, 2010 and 2009, respectively.

	For the Three Months Ended March 31,
	2010	2009

Net (loss)	$(964,062)	$(286,472)
Other comprehensive (loss):
Foreign currency (loss)	(233,342)	(220,213)

Comprehensive (loss)	$(1,197,404)	$(506,685)

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 – INVENTORIES

Inventory carrying value is net of inventory reserves of $755,239 and $810,904 at March 31, 2010 and December 31, 2009, respectively.

Inventories consist of:	March 31, 2010	December 31, 2009

Raw materials	$4,599,549	$4,393,992
Work-in-process	1,294,323	1,252,251
Finished goods	1,326,371	1,297,988

	$7,220,243	$6,944,231

NOTE 8 - GOODWILL AND LONG-LIVED ASSETS

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

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three-month periods ended March 31, 2010 and 2009 include share-based compensation expense totaling $50,091 and $89,274, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Stock option compensation expense relative to service-based options is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period. Stock option compensation expense relating to performance-based options is the estimated fair value of options granted, recognized when stated performance targets are achieved, or expected to be achieved..

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS (Continued)

The Company did not grant stock options during either of the three-months ended March 31, 2010 or 2009. Additionally, no stock options were exercised, forfeited or canceled during either of the three-months ended March 31, 2010 or 2009. At March 31, 2010, the total number of stock option shares outstanding, which includes both service-based and performance-based options, was 2,308,967.

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first three months of 2010:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Service-based Stock Options
Outstanding at January 1, 2010	1,588,967	$2.54
Granted
Exercised	—
Forfeited	—
Canceled	—

Outstanding at March 31, 2010	1,588,967	$2.54	3.8	—

Exercisable at March 31, 2010	1,338,217	$2.52	2.9	—

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first three months of 2010:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Performance-based Stock Options
Outstanding at January 1, 2010	720,000	$0.97
Granted	—
Exercised	—
Forfeited	—
Canceled	—

Outstanding at March 31, 2010	720,000	$0.97	8.8	—

Exercisable at March 31, 2010	—	—	—	—

As of March 31, 2010, the unearned compensation related to Company granted service-based incentive stock options is $202,278 which will continue to be amortized over the next two years. The fair value, and unamortized amount, of performance-based options granted by the Company as of March 31, 2010 is $430,360. This unearned compensation will not be recognized until certain performance conditions are achieved.

NOTE 10 – SEGMENT INFORMATION: REGIONAL SALES

The Company, in accordance with ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	For the Three Months Ended March 31,
Revenues by region	2010	2009

Americas	$4,225,397	$3,883,008
Europe, Middle East, Africa (EMEA)	1,408,101	1,061,075
Asia Pacific (APAC)	503,844	583,933

	$6,137,342	$5,528,016

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

In September 2009, the Company secured a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2010, the Company had no borrowings outstanding under the facility and approximately $6,400,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

NOTE 12 - SUBSEQUENT EVENTS

On April 9, 2010, the Company executed an agreement to sell substantially all of the assets and liabilities of Willtek, the Company’s foreign subsidiary located in Ismaning, Germany, for the cash purchase price of $2,750,000, subject to certain purchase price adjustments as defined in the asset purchase agreement. Under the terms of the agreement, the purchaser would retain all of the employees of Willtek and all other assets of Willtek, except for any cash balances at the date of closing and specifically identified notes receivable balances. Additionally, the purchaser agrees to retain all of the liabilities of Willtek, except for, a bank note payable and accrued foreign income taxes. On May 7, 2010, the Company successfully completed this transaction.

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

In November 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding Willtek so that the Company could focus on growing its domestic based businesses. The board of directors authorized management to begin negotiations with interested parties to sell substantially all of the assets of Willtek or cease incurring costs related to its development. On April 9, 2010, the Company entered into an asset purchase agreement to sell substantially all the operating assets and certain liabilities of Willtek to certain subsidiaries of Aeroflex Incorporated. On May 7, 2010, the Company completed the sale of Willtek’s assets.

As a result of the sale of Willtek, the Company has reflected its foreign business activities as assets and liabilities held for sale and discontinued operations in its 2010 and 2009 condensed consolidated financial statements disclosed in Item 1. Further to this disclosure, management’s discussion and analysis pertains primarily to the Company’s continuing operations.

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and as of December 31, 2009 (ii) Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2010 (unaudited) and 2009 (unaudited) and (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2010 (unaudited) and 2009 (unaudited).

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

Share-Based Compensation

The Company follows the provisions of Accounting Standards Codification (ASC) 718, “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2009, the Company took into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation was zero.

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

Comprehensive (loss)/Foreign currency

Assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive (loss) in accordance with ASC 220, “Comprehensive Income”.

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

Uncertain Tax Positions

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

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2010 and December 31, 2009, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended March 31, 2010 and 2009.

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

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

For the three months ended March 31, 2010 as compared to the corresponding period of the previous year, net sales increased to approximately $6,137,000 from approximately $5,528,000 an increase of approximately $609,000 or 11.0%. The increase is primarily due to strengthening demand for the Company’s domestic subsidiaries products and services.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit on net sales for the three months ended March 31, 2010 was approximately $2,803,000 or 45.7% as compared to approximately $2,626,000 or 47.5% of net sales for the three months ended March 31, 2009. Gross profit margins are lower primarily due to unfavorable product mix and increased competition, particularly in the highly competitive PIM market. Manufacturing labor and overhead costs remained relatively stable period over period. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the three months ended March 31, 2010 were approximately $2,492,000 or 41% of net sales as compared to approximately $2,822,000 or 51% of net sales for the three months ended March 31, 2009. Operating expenses are lower due to decreases in both sales and marketing expenses and general and administrative expenses, partially off-set by a slight increase in research and development expenses.

Interest income decreased by approximately $22,500 for the three months ended March 31, 2010 as compared to the corresponding period of the previous year. This decrease was primarily due to the decline in interest rates in the Company’s interest bearing accounts. In reaction to uncertain financial market conditions, the Company has reallocated substantially all of its cash investments to more secure money market funds. Other income increased by approximately $69,000 for the three months ended March 31, 2010. This increase was primarily due to foreign currency losses realized during the quarter ended March 31, 2009.

Net income from continuing operations was approximately $320,000 or $0.01 per share on a diluted basis for the quarter ended March 31, 2010 as compared to a net loss from continuing operations of approximately $223,000 or $0.01 per share on a diluted basis for the quarter ended March 31, 2009, an increase of approximately $543,000. The increase was primarily due to the analysis mentioned above.

Net loss from discontinued operations was approximately $1,284,000 or $0.05 per share on a diluted basis for the quarter ended March 31, 2010 as compared to a net loss from discontinued operations of approximately $63,000 or $0.00 per share on a diluted basis for the quarter ended March 31, 2009, a loss increase of approximately $1,221,000. The 2010 loss was primarily due to approximately $609,000 of a loss recognized in 2010 on the sale of Willtek resulting from an increase of the anticipated closing costs and approximately $675,000 of operating losses in Willtek.

Net loss was approximately $964,000 or $0.04 per share on a diluted basis for the quarter ended March 31, 2010 as compared to a net loss of approximately $286,000 or $0.01 per share on a diluted basis for the quarter ended March 31, 2009, a loss increase of approximately $678,000. The loss increase was primarily due to the analysis mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s working capital has decreased by approximately $1,222,000 to approximately $24,932,000 at March 31, 2010, from approximately $26,154,000 at December 31, 2009. At March 31, 2010 the Company had a current ratio of 4.5 to 1, and a ratio of debt to tangible net worth of .4 to 1. At December 31, 2009, the Company had a current ratio of 4.4 to 1, and ratio of debt to tangible net worth of .4 to 1.

The Company had a cash and cash equivalents balance of approximately $12,743,000 at March 31, 2010, compared to approximately $14,076,000 at December 31, 2009. The Company believes its current level of cash and cash equivalents is sufficient enough to fund the current operating, investing and financing activities.

The Company used cash for operating activities, including discontinued operations, of approximately $1,208,000 for the three-month period ending March 31, 2010. The primary use of this cash was due to a loss from operations as well as an increase in accounts receivable, an increase in inventory, a decrease in accounts payable, accrued expenses and other current liabilities, and an increase in prepaid expenses and other assets.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company used cash for operating activities, including discontinued operations, of approximately $137,000 for the three-month period ending March 31, 2009. The primary use of this cash was due to a decrease in accounts payable, accrued expenses and other current liabilities, and an increase in prepaid expenses and other assets, partially off-set by a decrease in accounts receivable and a decrease in inventory.

Net cash used for investing activities for the three-months ended March 31, 2010 was approximately $13,000. The use of these funds was for capital expenditures. For the three-months ended March 31, 2009, net cash provided by investing activities was approximately $2,951,000. The primary source of these funds was from the sale of short-term securities, off-set by capital expenditures.

Cash used for financing activities for the three-months ended March 31, 2010 and 2009 was approximately $15,000 and $14,000, respectively. The use of these funds was for the periodic payments of a mortgage note.

After the conclusion of the Willtek sale, the Company anticipates satisfying the entire outstanding principal and interest due on its bank note payable through payment of approximately $1,700,000. However, since this bank note is in principle a Euro denominated loan, the outstanding loan balance is subject to foreign currency fluctuations and will likely be adjusted at time of payment.

Other than contractual obligations incurred in the normal course of business, the Company does not have any off-balance sheet arrangements.

In September 2009, the Company secured a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2010, the Company had no borrowings outstanding under the facility and approximately $6,400,000 of borrowing availability.

The Company believes that its financial resources from working capital are adequate to meet its current needs. However, should current global economic conditions continue to deteriorate, additional working capital funding may be required which may be difficult to obtain due to restrictive credit markets.

Throughout its ownership of Willtek, the Company had been required to fund its foreign operations through cash loans and advances. Due to the successful completion of the sale of Willtek’s assets, this funding will no longer be required.

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

Item 1A. RISK FACTORS

The Company is not aware of any material changes from risk factors as previously disclosed in its Form 10-K for the year ended December 31, 2009.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. REMOVED AND RESERVED

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

WIRELESS TELECOM GROUP, INC.

(Registrant)

Date: May 17, 2010	/S/Paul Genova

Paul Genova
Chief Executive Officer and CFO

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer)