Form 10-Q
period 2010-06-30
WIRELESS TELECOM GROUP INC
filed 2010-08-12
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Number of shares of Common Stock outstanding as of August 12, 2010: 25,658,203

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009

	(unaudited)

- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$11,337,475	$14,076,382
Accounts receivable - net of allowance for doubtful accounts of $86,436 and $155,173 for 2010 and 2009, respectively	4,453,941	3,023,318
Income taxes recoverable	1,604,772	1,910,846
Inventories	7,435,070	6,944,231
Deferred income taxes-current	324,724	464,192
Prepaid expenses and other current assets	697,220	523,642
Assets held for sale	—	6,978,163

TOTAL CURRENT ASSETS	25,853,202	33,920,774

PROPERTY, PLANT AND EQUIPMENT - NET	4,293,799	4,436,339

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	4,834,716	4,560,312
Other assets	911,547	863,023

TOTAL OTHER ASSETS	7,097,655	6,774,727

TOTAL ASSETS	$37,244,656	$45,131,840

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$808,520	$904,542
Accrued expenses and other current liabilities	2,337,717	1,930,225
Current portion of note payable - bank	—	375,238
Current portion of mortgage payable	65,820	63,386
Liabilities held for sale	—	4,493,409

TOTAL CURRENT LIABILITIES	3,212,057	7,766,800

LONG TERM LIABILITIES:
Note payable - bank	—	1,313,333
Mortgage payable	2,737,729	2,771,259
Deferred rent payable	64,261	90,946

TOTAL LONG TERM LIABILITIES	2,801,990	4,175,538

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861 shares issued, 25,658,203 shares outstanding	287,539	287,539
Additional paid-in-capital	37,629,023	37,528,841
Retained earnings	860,861	1,985,181
Accumulated other comprehensive income	—	934,755
Treasury stock at cost, 3,095,658 shares	(7,546,814)	(7,546,814)

TOTAL SHAREHOLDERS’ EQUITY	31,230,609	33,189,502

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,244,656	$45,131,840

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009

NET SALES	$6,080,604	$5,155,815	$12,217,946	$10,683,831

COST OF SALES	3,124,767	2,933,302	6,459,062	5,835,251

GROSS PROFIT	2,955,837	2,222,513	5,758,884	4,848,580

OPERATING EXPENSES
Research and development	553,735	533,795	1,095,067	1,053,723
Sales and marketing	966,232	1,066,124	1,952,488	2,143,423
General and administrative	1,114,730	1,241,244	2,078,645	2,466,440

TOTAL OPERATING EXPENSES	2,634,697	2,841,163	5,126,200	5,663,586

OPERATING INCOME (LOSS)	321,140	(618,650)	632,684	(815,006)

OTHER (INCOME) EXPENSE
Interest (income)	(3,327)	(6,080)	(6,778)	(32,004)
Interest expense	53,189	54,329	106,671	108,929
Other (income) - net	(42,766)	(72,647)	(104,896)	(65,616)

TOTAL OTHER (INCOME) EXPENSE	7,096	(24,398)	(5,003)	11,309

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	314,044	(594,252)	637,687	(826,315)

PROVISION (BENEFIT) FOR INCOME TAXES	15,809	(396,098)	19,154	(404,693)

INCOME (LOSS) FROM CONTINUING OPERATIONS	298,235	(198,154)	618,533	(421,622)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET OF TAXES	(458,493)	121,247	(1,742,853)	58,244

NET (LOSS)	$(160,258)	$(76,907)	$(1,124,320)	$(363,378)

INCOME (LOSS) PER COMMON SHARE:

BASIC AND DILUTED
Continuing operations	$0.01	$(0.01)	$0.02	$(0.02)
Discontinued operations	$(0.02)	$0.00	$(0.07)	$0.00

NET (LOSS) PER COMMON SHARE:	$(0.01)	$(0.01)	$(0.05)	$(0.02)

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,124,320)	$(363,378)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Depreciation and amortization	366,258	452,288
Loss on sale of discontinued operations	430,565	—
Stock compensation expense	100,182	178,548
Deferred rent	(26,685)	1,510
Deferred income taxes	(134,936)	(15,808)
Provision for losses on accounts receivable	(93,630)	99,875
Changes in assets and liabilities:
Accounts receivable	(526,839)	(1,908,176)
Inventory	(814,734)	763,824
Prepaid expenses and other assets	34,653	(410,168)
Accounts payable, accrued expenses and other current liabilities	(1,922,599)	(1,022,437)

Net cash (used for) operating activities	(3,712,085)	(2,223,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(120,690)	(55,538)
Proceeds from dispositon of Willtek assets - net	2,749,975	—
Proceeds from sale of short term securities - net	—	2,979,969

Net cash provided by investing activities	2,629,285	2,924,431

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(31,096)	(28,838)
Payment of bank note	(1,475,149)	(174,774)

Net cash (used for) financing activities	(1,506,245)	(203,612)

Effect of foreign currency on cash and cash equivalents	(149,862)	(57,365)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,738,907)	439,532

Cash and cash equivalents, at beginning of period	14,076,382	6,627,397

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$11,337,475	$7,066,929

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$278,891	$257,850

Interest	$133,229	$148,881

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2010 and 2009 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH (“Willtek”), WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

As was disclosed by the Company in its first quarter filing, on April 9, 2010, the Company entered into an asset purchase agreement to sell substantially all of the operating assets and certain liabilities of Willtek and, on May 7, 2010, successfully completed this sale. Therefore, the Company’s condensed consolidated balance sheet as of June 30, 2010 no longer includes these assets and liabilities. The Company’s condensed consolidated balance sheet at December 31, 2009 presents Willtek’s assets and liabilities to be sold as assets and liabilities held for sale. Willtek’s operating activities through the May 7, 2010 sale date are included in the Company’s condensed consolidated statement of operations as discontinued operations. The information presented in these notes to the financial statements pertains primarily to the Company’s continuing operations.

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

The results of operations for the three and six-month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at June 30, 2010, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s mortgage payable approximates fair value based on its terms which reflect market conditions existing as of June 30, 2010. At June 30, 2010, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of the fixed rate mortgage payable amounted to $3,168,403 and $2,803,549, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

The Company has evaluated subsequent events and has determined that there were no subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements.

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

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have an impact on the Company’s June 30, 2010 condensed consolidated financial statements. The Company does not expect the adoption of the level 3 portion of the update to have a material impact on its condensed consolidated financial statements.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

On April 9, 2010, the Company entered into an asset purchase agreement to sell substantially all of the operating assets and certain liabilities of Willtek and, on May 7, 2010, successfully completed this sale. Although no longer included in its condensed consolidated balance sheet as of June 30, 2010, the table below presents the Willtek assets and liabilities held for sale as of the May 7, 2010 sale date and as of December 31, 2009.

Additionally, Willtek’s operating activities through the May 7, 2010 sale date are included in the Company’s condensed consolidated statement of operations as discontinued operations.

Assets and liabilities held for sale as of the May 7, 2010 sale date and at December 31, 2009 consists of the following:

	May 7,	December 31,

	2010	2009

Assets held for sale
Accounts receivable -net	$1,028,443	$2,037,731
Inventory – net	968,019	1,284,005
Prepaid expenses and other current assets – net	314,722	235,457
Property, plant and equipment - net	—	—
Pension insurance and other long-term assets	2,670,873	3,420,970

	$4,982,057	$6,978,163

Liabilities held for sale
Accounts payable	$1,562,083	$1,546,794
Accrued expenses	1,180,434	1,332,607
Pension liability	1,420,673	1,268,582
Other long-term liabilities	—	345,426

	$4,163,190	$4,493,409

As a result of the sale of Willtek, the Company has recorded a loss on sale of discontinued operations of $3,778,687, which represents the excess of net assets, and the related realization of other comprehensive income, over the net sales price. Of this amount, $430,565 was recognized during the six-months ended June 30, 2010 to reflect a change in the estimate of the fair value less the cost to dispose Willtek. The loss on sale of discontinued operations has been reflected as a reduction of assets held for sale in the May 7, 2010 column in the table above.

The following table summarizes the components of discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009

Net sales	$1,533,173	$6,347,074	$6,642,152	$12,180,801
Gross profit	403,038	3,313,346	2,609,331	6,338,365
Income (loss) from discontinued operations before taxes	(638,543)	127,233	(1,313,032)	64,230
Provision (benefit) for income taxes	(985)	5,986	(744)	5,986
Income (loss) from discontinued operations	(637,558)	121,247	(1,312,288)	58,244
Gain (loss) on sale of discontinued operations	179,065	—	(430,565)	—

Net income (loss) from discontinued operations	$(458,493)	$121,247	$(1,742,853)	$58,244

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

Cash flows from discontinued operations for the six-months ended June 30, 2010 and 2009 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations are as follows:

	For the Six Months Ended June 30,

	2010	2009

Cash flows from operating activities	$(64,445)	$16,624
Cash flows from investing activities	(3,136)	(25,325)
Cash flows from financing activities	$(256,702)	$417,408

NOTE 4	– INCOME TAXES

The Company records deferred taxes in accordance with ASC 740, “Accounting for Income Taxes”. This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating loss carry-forwards.

The components of deferred income taxes are as follows:

	June 30,	December 31,
	2010	2009

Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$198,310	$185,322
Allowances for doubtful accounts	34,574	62,069
Accruals	91,840	216,800
Tax effect of goodwill	(64,876)	(13,524)
Book depreciation over tax	10,980	(7,644)
Net operating loss carryforward	18,054,718	18,572,869

	18,325,546	19,015,892
Valuation allowance for deferred tax assets	(13,166,106)	(13,991,388)

	$5,159,440	$5,024,504

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

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2010, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended June 30, 2010 and 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average common shares outstanding	25,658,203	25,658,203	25,658,203	25,658,203
Potentially dilutive stock options	42,744	—	40,502	—

Weighted average common shares outstanding, assuming dilution	25,700,947	25,658,203	25,698,705	25,658,203

Common stock options are included in the diluted earnings (loss) per share calculation for the periods presented when the various option exercise prices are greater than the average market price of the common shares for each respective period presented. The weighted average number of options not included in diluted earnings (loss) per share, because the effects are anti-dilutive, was 2,480,626 and 3,336,967 for the three-months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, the weighted average number of potentially dilutive options not included in diluted earnings (loss) per share was 2,525,430 and 3,336,967, respectively.

NOTE 6	– SHAREHOLDERS’ EQUITY

Comprehensive income (loss) represents changes in equity during a period, except those resulting from investments by owners and distributions to owners.

The following table reconciles net income (loss) to comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net (loss)	$(160,258)	$(76,907)	$(1,124,320)	$(363,378)
Changes in other comprehensive income (loss)	(701,413)	245,374	(934,755)	25,161

Comprehensive income (loss)	$(861,671)	$168,467	$(2,059,075)	$(338,217)

NOTE 7	– INVENTORIES

Inventory carrying value is net of inventory reserves of $716,428 and $810,904 at June 30, 2010 and December 31, 2009, respectively.

Inventories consist of:

	June 30, 2010	December 31, 2009

Raw materials	$4,884,729	$4,393,992
Work-in-process	1,051,293	1,252,251
Finished goods	1,499,048	1,297,988

	$7,435,070	$6,944,231

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8	- GOODWILL AND LONG-LIVED ASSETS

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

NOTE 9	- ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and six-month periods ended June 30, 2010 include share-based compensation expense totaling $50,091 and $100,182, respectively. Results for the three and six-month periods ended June 30, 2009 include share-based compensation expense of $89,274 and $178,548, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Stock option compensation expense relative to service-based options is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period. Stock option compensation expense relating to performance-based options is the estimated fair value of options granted, recognized when stated performance targets are achieved, or expected to be achieved.

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

During the three months ended June 30, 2010, the Company entered into a stock option agreement dated as of April 15, 2010, pursuant to which an employee of the Company was awarded options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $0.96 per share, representing a 5% premium over the average closing bid and asked prices of the Company’s common stock for the five trading days previous to the date of grant. The options are performance-based and are subject to the same performance criteria as those granted to the Company’s Chief Executive Officer in November of 2009. Additionally, during the three-months ended June 30, 2010, the Company adjusted its outstanding stock options by 301,300 shares due to expiration. No other stock options were granted, exercised, forfeited or canceled for the periods presented. At June 30, 2010, the total number of stock option shares outstanding, which includes both service-based and performance-based options, was 2,307,667.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first six months of 2010:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Service-based Stock Options Outstanding at January 1, 2010	1,588,967	$2.54
Granted	—
Exercised	—
Forfeited/Expired	(301,300)
Canceled	—

Outstanding at June 30, 2010	1,287,667	$2.57	3.7	—

Exercisable at June 30, 2010	1,036,917	$2.55	3.1	—

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first six months of 2010:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Performance-based Stock Options Outstanding at January 1, 2010	720,000	$0.97
Granted	300,000	$0.96
Exercised	—
Forfeited/Expired	—
Canceled	—

Outstanding at June 30, 2010	1,020,000	$0.97	8.9	—

Exercisable at June 30, 2010	—	—	—	—

As of June 30, 2010, the unearned compensation related to Company granted service-based incentive stock options is $152,187 which will continue to be amortized over the next two years. The fair value, and unamortized amount, of performance-based options granted by the Company as of June 30, 2010 is $640,104. This unearned compensation will not be recognized until certain performance conditions are achieved.

On June 8, 2010, the Company issued 40,000 shares of restricted common stock to select members of its board of directors. The shares were granted at the June 8th closing market price of $0.84 per share and will vest on the date of the Company’s next annual shareholders meeting, a vesting period of approximately one year. The total compensation expense to be recognized over the vesting period will be $33,600.

NOTE 10 – SEGMENT INFORMATION: REGIONAL SALES

The Company, in accordance with ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues by region	2010	2009	2010	2009

Americas	$4,462,514	$3,173,666	$8,687,911	$7,056,674
Europe, Middle East, Africa (EMEA)	1,055,734	1,519,207	2,463,835	2,580,282
Asia Pacific (APAC)	562,356	462,942	1,066,200	1,046,875

	$6,080,604	$5,155,815	$12,217,946	$10,683,831

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

In September 2009, the Company secured a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2010, the Company had no borrowings outstanding under the facility and approximately $6,000,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

Proprietary information and know-how are important to the Company’s commercial success. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. Certain key employees have signed confidentiality and non-compete agreements regarding the Company’s proprietary information.

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

As was disclosed by the Company in its first quarter filing, on April 9, 2010, the Company entered into an asset purchase agreement to sell substantially all of the operating assets and certain liabilities of Willtek and, on May 7, 2010, successfully completed this sale. Therefore, the Company’s condensed consolidated balance sheet as of June 30, 2010 no longer includes these assets and liabilities. The Company’s condensed consolidated balance sheet at December 31, 2009 presents Willtek’s assets and liabilities to be sold as assets and liabilities held for sale. Willtek’s operating activities through the May 7, 2010 sale date are included in the Company’s condensed consolidated statement of operations as discontinued operations. The information presented in these notes to the financial statements pertains primarily to the Company’s continuing operations.

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

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and as of December 31, 2009 (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2010 (unaudited) and 2009 (unaudited) and (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 (unaudited) and 2009 (unaudited).

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

Share-Based Compensation

The Company follows the provisions of Accounting Standards Codification (ASC) 718, “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation was zero.

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

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2010 and December 31, 2009, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended June 30, 2010 and 2009.

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

For the six-months ended June 30, 2010 as compared to the corresponding period of the previous year, net sales increased to approximately $12,218,000 from approximately $10,684,000, an increase of approximately $1,534,000 or 14.0%. For the three-months ended June 30, 2010 as compared to the corresponding period of the previous year, net sales increased to approximately $6,081,000 from approximately $5,156,000, an increase of approximately $925,000 or 18%. These increases are primarily due to strengthening demand for the Company’s domestic subsidiaries products and services.

Gross profit on net sales for the six-months ended June 30, 2010 was approximately $5,759,000 or 47.1% as compared to approximately $4,849,000 or 45.4% of net sales for the six-months ended June 30, 2009. Gross profit on net sales for the three-months ended June 30, 2010 was approximately $2,956,000 or 48.6% as compared to approximately $2,223,000 or 43.1% of net sales for the three-months ended June 30, 2009. Gross profit margins are higher primarily due increased revenue volume and favorable product mix. Manufacturing labor and overhead costs remained relatively stable period over period. The Company can experience variations in gross profit based upon the mix of products sold as well as variations due to revenue volume and economies of scale. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating expenses for the six-months ended June 30, 2010 were approximately $5,126,000 or 42% of net sales as compared to approximately $5,664,000 or 53% of net sales for the six-months ended June 30, 2009. Operating expenses for the three-months ended June 30, 2010 were approximately $2,635,000 or 43% as compared to approximately $2,841,000 or 55% of net sales for the three-months ended June 30, 2009. Operating expenses are lower for the three and six-months ended June 30, 2010 due to decreases in both sales and marketing expenses and general and administrative expenses, partially off-set by a slight increase in research and development expenses. The decreases in general and administrative expenses are primarily due to lower administrative salaries and stock option expense.

Interest income decreased by approximately $3,000 and approximately $25,000 for the three and six-months ended June 30, 2010, respectively, as compared to the corresponding periods of the previous year. These decreases were primarily due to the decline in interest rates in the Company’s interest bearing accounts. In reaction to uncertain financial market conditions, the Company has reallocated substantially all of its cash investments to more secure money market funds. Other income decreased by approximately $30,000 for the three-months ended June 30, 2010. For the six-months ended June 30, 2010, other income increased approximately $39,000. The fluctuations in other income and expense are primarily due to foreign currency gains and losses realized during the periods reported. The Company can experience these fluctuations depending on the timing and percentage of sales recorded in foreign currencies compared to overall reported sales.

For the six-months ended June 30, 2010, the Company realized net income from continuing operations of approximately $619,000 or $0.02 per share on a diluted basis, as compared to a net loss of approximately $422,000 or $0.02 per share on a diluted basis for the six-months ended June 30, 2009, an increase of approximately $1,041,000. Net income from continuing operations was approximately $298,000 or $0.01 per share on a diluted basis for the quarter ended June 30, 2010 as compared to a net loss from continuing operations of approximately $198,000 or $0.01 per share on a diluted basis for the quarter ended June 30, 2009, an increase of approximately $496,000. These increases were primarily due to the analysis mentioned above.

The results from continuing operations for all periods presented include certain general and administrative expenses which are allocated amongst the Company’s individual business units. Due to the presentation of Willtek as a discontinued operation, these expenses were removed from Willtek and re-allocated back to the Company’s remaining continuing operations. Additionally, for the three and six-months ended June 30, 2009, included in the results from discontinued operations are significant non-recurring sales that make the comparison to 2010 unfavorable.

Net loss from discontinued operations was approximately $1,743,000 or $0.07 per share on a diluted basis for the six-months ended June 30, 2010 as compared to net income from discontinued operations of approximately $58,000 or $0.00 per share on a diluted basis for the six-months ended June 30, 2009, a decrease of approximately $1,801,000. The loss for the six-months ended June 30, 2010 was primarily due to approximately $431,000 of a loss recognized on the sale of Willtek and approximately $1,312,000 of operating losses in Willtek for this six- month period. For the three-months ended June 30, 2010, net loss from discontinued operations was approximately $459,000 or $0.02 per share on a diluted basis as compared to net income of approximately $121,000 or $0.00 per share on a diluted basis for the three-months ended June 30, 2009, a decrease of approximately $580,000. The loss for the three-months ended June 30, 2010 was primarily due to approximately $638,000 of operating losses in Willtek off-set by a $179,000 adjustment to the loss on the sale of Willtek recognized in this three-month period.

For the six-months ended June 30, 2010, the Company incurred a net loss of approximately $1,124,000 or $0.05 per share on a diluted basis, compared to a net loss of approximately $363,000 or $0.02 per share on a diluted basis for the six-months ended June 30, 2009, a loss increase of approximately $761,000. Net loss was approximately $160,000 or $0.01 per share on a diluted basis for the quarter ended June 30, 2010 as compared to a net loss of approximately $77,000 or $0.01 per share on a diluted basis for the quarter ended June 30, 2009, a loss increase of approximately $83,000. The net loss fluctuation was primarily due to the analysis mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s working capital has decreased by approximately $3,513,000 to approximately $22,641,000 at June 30, 2010, from approximately $26,154,000 at December 31, 2009. At June 30, 2010 the Company had a current ratio of 8.1 to 1, and a ratio of debt to tangible net worth of .2 to 1. At December 31, 2009, the Company had a current ratio of 4.4 to 1, and ratio of debt to tangible net worth of .4 to 1.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company had a cash and cash equivalents balance of approximately $11,337,000 at June 30, 2010, compared to approximately $14,076,000 at December 31, 2009. The Company believes its current level of cash and cash equivalents is sufficient enough to fund the current operating, investing and financing activities.

The Company used cash for operating activities, including discontinued operations, of approximately $3,712,000 for the six-month period ending June 30, 2010. The primary use of this cash was due to a loss from operations as well as a decrease in accounts payable, accrued expenses and other current liabilities, an increase in inventory, and an increase in accounts receivable, partially off-set by a decrease in prepaid expenses and other assets.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

The Company used cash for operating activities, including discontinued operations, of approximately $2,224,000 for the six-month period ending June 30, 2009. The primary use of this cash was due to an increase in accounts receivable, a decrease in accounts payable, accrued expenses and other current liabilities, and an increase in prepaid expenses and other assets, partially off-set by a decrease in inventory.

Net cash provided by investing activities for the six-months ended June 30, 2010 was approximately $2,629,000. The source of these funds was from proceeds relating to the disposition of Willtek, off-set by capital expenditures. For the six-months ended June 30, 2009, net cash provided by investing activities was approximately $2,924,000. The primary source of these funds was from the sale of short-term securities, off-set by capital expenditures.

Cash used for financing activities for the six-months ended June 30, 2010 and 2009 was approximately $1,506,000 and $204,000, respectively. The use of these funds for the six-months ended June 30, 2010 was for the re-payment of a bank loan and periodic payments of a mortgage note. For the six-months ended June 30, 2009, the use of these funds was for the periodic payments of a bank loan and mortgage note.

In 2010, the Company satisfied the entire outstanding principal and interest due on its bank note payable through payment of approximately $1,475,000. Since this bank note was in principle a Euro denominated loan, the outstanding loan balance was subject to foreign currency fluctuations. The Company benefited from the weakening Euro at time of payment.

Other than contractual obligations incurred in the normal course of business, the Company does not have any off-balance sheet arrangements.

In September 2009, the Company secured a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2010, the Company had no borrowings outstanding under the facility and approximately $6,000,000 of borrowing availability.

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

WIRELESS TELECOM GROUP, INC.

(Registrant)

Date: August 12, 2010	/S/Paul Genova

Paul Genova
Chief Executive Officer and CFO

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer)