Form 10-Q
period 2010-09-30
WIRELESS TELECOM GROUP INC
filed 2010-11-15
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Number of shares of Common Stock outstanding as of November 12, 2010: 25,658,203

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009

	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$11,389,326	$14,076,382
Accounts receivable - net of allowance for doubtful accounts of $93,519 and $155,173 for 2010 and 2009, respectively	3,960,519	3,023,318
Income taxes recoverable	1,510,018	1,910,846
Inventories	7,625,615	6,944,231
Deferred income taxes-current	354,516	464,192
Prepaid expenses and other current assets	384,102	523,642
Assets held for sale	—	6,978,163

TOTAL CURRENT ASSETS	25,224,096	33,920,774

PROPERTY, PLANT AND EQUIPMENT - NET	4,340,843	4,436,339

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	5,209,381	4,560,312
Other assets	958,470	863,023

TOTAL OTHER ASSETS	7,519,243	6,774,727

TOTAL ASSETS	$37,084,182	$45,131,840

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$764,448	$904,542
Accrued expenses and other current liabilities	2,152,947	1,930,225
Current portion of note payable - bank	—	375,238
Current portion of mortgage payable	67,072	63,386
Liabilities held for sale	—	4,493,409

TOTAL CURRENT LIABILITIES	2,984,467	7,766,800

LONG TERM LIABILITIES:
Note payable - bank	—	1,313,333
Mortgage payable	2,720,485	2,771,259
Deferred rent payable	51,227	90,946

TOTAL LONG TERM LIABILITIES	2,771,712	4,175,538

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861 shares issued, 25,658,203 shares outstanding	287,539	287,539
Additional paid-in-capital	37,687,514	37,528,841
Retained earnings	899,764	1,985,181
Accumulated other comprehensive income	—	934,755
Treasury stock at cost, 3,095,658 shares	(7,546,814)	(7,546,814)

TOTAL SHAREHOLDERS’ EQUITY	31,328,003	33,189,502

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,084,182	$45,131,840

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009

NET SALES	$5,709,963	$6,239,869	$17,927,909	$16,923,700

COST OF SALES	3,013,456	3,310,717	9,472,518	9,145,968

GROSS PROFIT	2,696,507	2,929,152	8,455,391	7,777,732

OPERATING EXPENSES
Research and development	543,944	507,600	1,639,011	1,561,323
Sales and marketing	1,179,567	1,128,646	3,132,055	3,272,069
General and administrative	1,013,266	1,355,331	3,091,911	3,821,772

TOTAL OPERATING EXPENSES	2,736,777	2,991,577	7,862,977	8,655,164

OPERATING INCOME (LOSS)	(40,270)	(62,425)	592,414	(877,432)

OTHER (INCOME) EXPENSE
Interest (income)	(7,723)	(10,199)	(14,501)	(42,203)
Interest expense	52,891	54,052	159,562	162,981
Other (income) - net	(132,782)	(169,404)	(237,678)	(235,020)

TOTAL OTHER (INCOME) EXPENSE	(87,614)	(125,551)	(92,617)	(114,242)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	47,344	63,126	685,031	(763,190)

PROVISION (BENEFIT) FOR INCOME TAXES	8,441	81,525	27,595	(323,168)

INCOME (LOSS) FROM CONTINUING OPERATIONS	38,903	(18,399)	657,436	(440,022)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET OF TAXES	—	181,388	(1,742,853)	239,633

NET INCOME (LOSS)	$38,903	$162,989	$(1,085,417)	$(200,389)

INCOME (LOSS) PER COMMON SHARE:

BASIC AND DILUTED
Continuing operations	$0.00	($0.00)	$0.03	($0.02)
Discontinued operations	$0.00	$0.01	($0.07)	$0.01

NET INCOME (LOSS) PER COMMON SHARE:	$0.00	$0.01	($0.04)	($0.01)

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,085,417)	$(200,389)
Adjustments to reconcile net (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	498,372	682,266
Loss on sale of discontinued operations	430,565	—
Stock compensation expense	158,673	202,091
Deferred rent	(39,719)	(358)
Deferred income taxes	(539,393)	(12,865)
Provision for losses on accounts receivable	(86,547)	109,160
Changes in assets and liabilities:
Accounts receivable	54,254	746,420
Inventory	(1,005,279)	1,188,582
Prepaid expenses and other assets	300,847	1,798,560
Accounts payable, accrued expenses and other current liabilities	(2,151,440)	(2,068,287)

Net cash (used for) provided by operating activities	(3,465,084)	2,445,180

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(299,848)	(230,026)
Proceeds from dispositon of Willtek assets - net	2,749,975	—
Proceeds from sale of short term securities - net	—	3,979,887

Net cash provided by investing activities	2,450,127	3,749,861

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(47,088)	(43,670)
Payment of bank note	(1,475,149)	(178,920)

Net cash (used for) financing activities	(1,522,237)	(222,590)

Effect of foreign currency on cash and cash equivalents	(149,862)	185,295

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,687,056)	6,157,746

Cash and cash equivalents, at beginning of period	14,076,382	6,627,397

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$11,389,326	$12,785,143

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$537,332	$257,850

Interest	$186,120	$203,881

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH (“Willtek”), WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

In its 2010 first quarter filing, the Company disclosed that on April 9, 2010 it entered into an asset purchase agreement to sell substantially all of the operating assets and certain liabilities of Willtek and, on May 7, 2010, successfully completed this sale. Therefore, the Company’s condensed consolidated balance sheet as of September 30, 2010 no longer includes the assets and liabilities of Willtek. The Company’s condensed consolidated balance sheet at December 31, 2009 presents the accounts of Willtek as assets and liabilities held for sale. Willtek’s operating activities through the May 7, 2010 sale date are included in the Company’s condensed consolidated statement of operations as discontinued operations. The information presented in these notes to the financial statements pertains primarily to the Company’s continuing operations.

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

The results of operations for the three and nine-month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at September 30, 2010, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. At September 30, 2010, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of the fixed rate mortgage payable amounted to $3,219,514 and $2,787,557, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

The Company has evaluated subsequent events and other than events specified in this report, the Company has determined that there were no other subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements.

Certain prior period information has been reclassified to conform to the current period’s reporting presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method” (Topic 605). ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research and development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements as the Company has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This update provides amendments to Subtopic 820-10 that requires new disclosure about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements.” This update amends Accounting Standards Codification Subtopic 985-605, “Software Revenue Recognition,” to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – INCOME (LOSS) FROM DISCONTINUED OPERATIONS – NET OF TAXES

On April 9, 2010, the Company entered into an asset purchase agreement to sell substantially all of the operating assets and certain liabilities of Willtek and, on May 7, 2010, successfully completed this sale. Although no longer included in its condensed consolidated balance sheets as of September 30, 2010, the table below presents the Willtek assets and liabilities held for sale as of the May 7, 2010 sale date and as of December 31, 2009.

Additionally, Willtek’s operating activities through the May 7, 2010 sale date are included in the Company’s condensed consolidated statement of operations as discontinued operations. Included in accrued expenses and other current liabilities at September 30, 2010 are the remaining estimated unpaid costs and fees of approximately $1,000,000 associated with the disposition of Willtek.

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

As a result of the sale of Willtek, the Company has recorded a loss on sale of discontinued operations of $3,778,687, which represents the excess of net assets, and the related realization of other comprehensive income, over the net sales price. Of this amount, $430,565 was recognized during 2010 to reflect a change in the estimate of the carrying value less the cost to dispose Willtek. The loss on sale of discontinued operations has been reflected as a reduction of assets held for sale in the May 7, 2010 column in the table above.

The following table summarizes the components of discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009

Net sales	$—	$6,884,231	$6,642,152	$19,065,032
Gross profit	—	3,440,516	2,609,331	9,778,881
Income (loss) from discontinued operations before taxes	—	181,388	(1,313,032)	245,619
Provision (benefit) for income taxes	—	—	(744)	5,986
Income (loss) from discontinued operations	—	181,388	(1,312,288)	239,633
Gain (loss) on sale of discontinued operations	—	—	(430,565)	—

Net income (loss) from discontinued operations	$—	$181,388	$(1,742,853)	$239,633

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – INCOME (LOSS) FROM DISCONTINUED OPERATIONS – NET OF TAXES (Continued)

Cash flows from discontinued operations for the nine-months ended September 30, 2010 and 2009 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations are as follows:

	For the Nine Months Ended September 30,

	2010	2009

Cash flows from operating activities	$94,064	$1,605,372
Cash flows from investing activities	(3,136)	(118,233)
Cash flows from financing activities	$(415,211)	$681,999

For the nine-months ended September 30, 2009, cash flows from discontinued operating activities included significant cash inflows from one customer relating to revenue recorded in the first half of 2009.

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

The components of deferred income taxes are as follows:

	September 30, 2010	December 31, 2009

Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$203,349	$185,322
Allowances for doubtful accounts	37,408	62,069
Accruals	113,760	216,800
Tax effect of goodwill	(90,552)	(13,524)
Book depreciation over tax	9,300	(7,644)
Net operating loss carryforward	19,046,036	18,572,869

	19,319,301	19,015,892
Valuation allowance for deferred tax assets	(13,755,404)	(13,991,388)

	$5,563,897	$5,024,504

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

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of September 30, 2010, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – INCOME TAXES (Continued)

Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended September 30, 2010 and 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average common shares outstanding	25,658,203	25,658,203	25,658,203	25,658,203
Potentially dilutive stock options	—	—	28,957	—

Weighted average common shares outstanding, assuming dilution	25,658,203	25,658,203	25,687,160	25,658,203

Common stock options are included in the diluted earnings (loss) per share calculation when the various option exercise prices are greater than their relative average market price during the periods presented in this quarterly report. The weighted average number of options not included in diluted earnings (loss) per share, because the effects are anti-dilutive, was 2,307,667 and 2,805,141 for the three-months ended September 30, 2010 and 2009, respectively. For the nine-months ended September 30, 2010 and 2009, the weighted average number of potentially dilutive options not included in diluted earnings (loss) per share was 2,449,940 and 3,157,744, respectively.

NOTE 6 – SHAREHOLDERS’ EQUITY

Comprehensive income (loss) represents changes in equity during a period, except those resulting from investments by owners and distributions to owners.

The following table reconciles net income (loss) to comprehensive income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$38,903	$162,989	$(1,085,417)	$(200,389)
Changes in other comprehensive income (loss)	—	150,303	(934,755)	175,464

Comprehensive income (loss)	$38,903	$313,292	$(2,020,172)	$(24,925)

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 – INVENTORIES

Inventory carrying value is net of inventory reserves of $534,984 and $810,904 at September 30, 2010 and December 31, 2009, respectively.

Inventories consist of:

	September 30, 2010	December 31, 2009

Raw materials	$4,982,505	$4,393,992
Work-in-process	1,167,426	1,252,251
Finished goods	1,475,684	1,297,988

	$7,625,615	$6,944,231

The Company scrapped approximately $157,000 of raw materials inventory during the three-months ended September 30, 2010. These raw materials had been identified in prior periods as obsolete inventory. The Company has adjusted its inventory reserves accordingly.

NOTE 8 - GOODWILL AND LONG-LIVED ASSETS

The Company reviews the goodwill of its subsidiary, Microlab, for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable, and also reviews Microlab’s goodwill annually in accordance with Accounting Standards Codification (ASC) 350, “Accounting for Business Combinations, Goodwill, and Other Intangible Assets.”

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

NOTE 9 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and nine-month periods ended September 30, 2010 include share-based compensation expense totaling $58,491 and $158,673, respectively. Results for the three and nine-month periods ended September 30, 2009 include share-based compensation expense of $23,543 and $202,091, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

During the nine-months ended September 30, 2010, the Company entered into a stock option agreement dated as of April 15, 2010, pursuant to which an employee of the Company was awarded options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $0.96 per share, representing a 5% premium over the average closing bid and asked prices of the Company’s common stock for the five trading days previous to the date of grant. The options are performance-based and are subject to the same performance criteria as those granted to the Company’s Chief Executive Officer in November of 2009. Additionally, during the nine-months ended September 30, 2010, the Company adjusted its number of outstanding stock options by 301,300 shares due to expiration. During the nine-months ended September 30, 2009, no stock options were exercised or canceled, and 1,528,000 stock options were forfeited, primarily due to the departure of two of the Company’s officers. At September 30, 2010, the total number of stock option shares outstanding, which includes both service-based and performance-based options, was 2,307,667.

On June 8, 2010, the Company issued 40,000 shares of restricted common stock to select members of its board of directors. The shares were granted at the June 8th closing market price of $0.84 per share and will vest on the date of the Company’s next annual shareholders meeting, a vesting period of approximately one year. The total compensation expense to be recognized over the vesting period will be $33,600 of which $8,400 has been realized during the three-months ended September 30, 2010. This realized amount is included in the share-based compensation expense disclosed above for the periods ended September 30, 2010.

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first nine months of 2010:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Service-based Stock Options
Outstanding at January 1, 2010	1,588,967	$2.54
Granted	—
Exercised	—
Forfeited/Expired	(301,300)
Canceled	—

Outstanding at September 30, 2010	1,287,667	$2.57	3.5	—

Exercisable at September 30, 2010	1,226,917	$2.54	2.8	—

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first nine months of 2010:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Performance-based Stock Options
Outstanding at January 1, 2010	720,000	$0.97
Granted	300,000	$0.96
Exercised	—
Forfeited/Expired	—
Canceled	—

Outstanding at September 30, 2010	1,020,000	$0.97	8.7	—

Exercisable at September 30, 2010	—	—	—	—

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

As of September 30, 2010, the unearned compensation related to Company granted service-based incentive stock options is $102,095 which will continue to be amortized through the end of 2011. The fair value, and unamortized amount, of performance-based options granted by the Company as of September 30, 2010 is $640,104. This unearned compensation will not be recognized until stated performance conditions are achieved.

As of September 30, 2010, the unearned compensation related to Company granted restricted stock is $25,200 which will continue to be amortized over the following nine months.

NOTE 10 – SEGMENT INFORMATION: REGIONAL SALES

The Company, in accordance with ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues by region	2010	2009	2010	2009

Americas	$3,975,582	$4,650,226	$12,663,493	$11,706,900
Europe, Middle East, Africa (EMEA)	1,180,818	1,252,949	3,644,653	3,833,231
Asia Pacific (APAC)	553,563	336,694	1,619,763	1,383,569

	$5,709,963	$6,239,869	$17,927,909	$16,923,700

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located in the United States. For the nine-months ended September 30, 2010 and 2009, sales in the United States amounted to $11,923,138 and $11,008,744, respectively. For the three-months ended September 30, 2010 and 2009, sales in the United States amounted to $3,797,889 and $4,435,727, respectively. Shipments to the other regions, as presented in the table above, were not significantly concentrated in one country.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Following an investigation by the New Jersey Department of Environmental Protection (NJDEP) in 1982, of the waste disposal practices at a certain site formerly leased by Boonton, the Company put a ground water management plan into effect as approved by the NJDEP. Costs associated with this site are charged directly to income as incurred. The owner of this site has notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the owner would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations. Management continues to be encouraged by recent test results which support improvements in ground water conditions over time.

In September 2010, the Company entered into a software license and support agreement with an accounting and business software supplier as part of an investment to upgrade the Company’s business and systems infrastructure. The Company believes this is a critical business need that will ultimately provide management with the tools necessary to more efficiently manage business activities and accelerate growth. The costs associated with the systems migration are expected not to exceed $350,000.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

In September 2009, the Company secured a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2010, the Company had no borrowings outstanding under the facility and approximately $6,000,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

As was disclosed by the Company in its first quarter filing, on April 9, 2010, the Company entered into an asset purchase agreement to sell substantially all of the operating assets and certain liabilities of Willtek and, on May 7, 2010, successfully completed this sale. Therefore, the Company’s condensed consolidated balance sheet as of September 30, 2010 no longer includes these assets and liabilities. The Company’s condensed consolidated balance sheet at December 31, 2009 presents Willtek’s assets and liabilities to be sold as assets and liabilities held for sale. Willtek’s operating activities through the May 7, 2010 sale date are included in the Company’s condensed consolidated statement of operations as discontinued operations.

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

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and as of December 31, 2009 (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2010 (unaudited) and 2009 (unaudited) and (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2010 (unaudited) and 2009 (unaudited).

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

Comprehensive income (loss)/Foreign currency

Assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income”.

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

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of September 30, 2010 and December 31, 2009, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended September 30, 2010 and 2009.

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

For the nine-months ended September 30, 2010 as compared to the corresponding period of the previous year, net sales increased to approximately $17,928,000 from approximately $16,924,000, an increase of approximately $1,004,000 or 5.9%. For the three-months ended September 30, 2010 as compared to the corresponding period of the previous year, net sales decreased to approximately $5,710,000 from approximately $6,240,000, a decrease of approximately $530,000 or 8.5%. The overall nine-month increase is primarily due to strengthening demand for the Company’s domestic subsidiaries products and services. The decrease in net sales for the three-month period ended September 30, 2010 compared to the corresponding period of the previous year is primarily due to the unfavorable timing of shipments as orders were received late in the quarter and consequently not recognizable as revenue until shipped. The overall increasing demand for the Company’s existing products, in conjunction with the timing of orders received during the most recent quarter ended, has contributed to an improvement in the Company’s reportable backlog.

Gross profit on net sales for the nine-months ended September 30, 2010 was approximately $8,455,000 or 47.2% as compared to approximately $7,778,000 or 46.0% of net sales for the nine-months ended September 30, 2009. Gross profit on net sales for the three-months ended September 30, 2010 was approximately $2,697,000 or 47.2% as compared to approximately $2,929,000 or 46.9% of net sales for the three-months ended September 30, 2009. Gross profit margins are higher for the nine-months ended September 30, 2010 as compared to the same period of the previous year primarily due to increased revenue volume and favorable product mix. For the three-months ended September 30, 2010, although sales volume is lower, gross margins are slightly higher as compared to the same period in 2009 due to favorable product mix.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s products consist of several models with varying degrees of capabilities which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. Prices of products range from approximately $100 to $100,000 per unit, with most sales occurring between approximately $2,000 and $35,000 per unit. The Company can experience variations in gross profit based upon the mix of these products sold, as well as, variations due to revenue volume and economies of scale. Manufacturing labor and overhead costs continue to remain relatively stable period over period. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the nine-months ended September 30, 2010 were approximately $7,863,000 or 44% of net sales as compared to approximately $8,655,000 or 51% of net sales for the nine-months ended September 30, 2009. Operating expenses for the three-months ended September 30, 2010 were approximately $2,737,000 or 48% as compared to approximately $2,992,000 or 48% of net sales for the three-months ended September 30, 2009. Operating expenses are lower for the three and nine-months ended September 30, 2010 primarily due to decreases in general and administrative expenses. The decreases are attributable to lower administrative salaries and stock option expense.

Interest income decreased by approximately $2,000 and approximately $27,000 for the three and nine-months ended September 30, 2010, respectively, as compared to the corresponding periods of the previous year. These decreases were primarily due to the decline in interest rates in the Company’s interest bearing accounts. In reaction to uncertain financial market conditions, the Company has reallocated substantially all of its cash investments to more secure money market funds. Other income decreased by approximately $36,000 for the three-months ended September 30, 2010. For the nine-months ended September 30, 2010, other income increased approximately $3,000. The fluctuations in other income and expense are primarily due to foreign currency gains and losses realized during the periods reported. The Company can experience these fluctuations depending on the timing and percentage of net sales recorded in foreign currencies compared to overall reported net sales. Additionally, during the quarter ended September 30, 2010, the Company reversed an accrual of approximately $100,000 relating to the potential exposure on environmental contamination in a site formerly leased by Boonton. The Company has been testing the ground water in this site since 1982 in accordance with state regulations. Management continues to be encouraged by recent test results which support improvements in ground water conditions over time and therefore believes that the reserve is no longer necessary.

The income tax expense for the periods ended September 30, 2010 includes; (1) an adjustment to deferred taxes based upon estimated realizable amounts of the utilization of operating loss carryforwards, (2) an adjustment to reduce the carrying amount of the tax receivable to its estimated realizable value and (3) state income tax expense. The income tax benefit for the comparative periods in 2009 result from an adjustment to increase the carrying amount of the tax receivable to its estimated realizable value, partially offset by state income tax expense. In the fourth quarter of 2009, the Company recorded a net deferred tax benefit of approximately $5,000,000 resulting from the disposition of Willtek. This tax benefit is expected to be realized in future periods as taxable income in those periods will be offset by net operating loss carryforwards. Management has provided a valuation allowance in the deferred tax asset resulting from these net operating loss carryforwards based upon the expected benefit to be realized from the future utilization of these carryforward losses. In evaluating the recoverability of the deferred tax asset, management projects actual taxable income over the next five years. Accordingly, the recorded amount of the deferred tax asset is subject to judgment by management and could differ from the actual benefit.

For the nine-months ended September 30, 2010, the Company realized net income from continuing operations of approximately $657,000 or $0.03 per share on a diluted basis, as compared to a net loss of approximately $440,000 or $0.02 per share on a diluted basis for the nine-months ended September 30, 2009, an increase of approximately $1,097,000. Net income from continuing operations was approximately $39,000 or $0.00 per share on a diluted basis for the quarter ended September 30, 2010 as compared to a net loss from continuing operations of approximately $18,000 or $0.00 per share on a diluted basis for the quarter ended September 30, 2009, an increase of approximately $57,000. These increases were primarily due to the analysis mentioned above.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The results from continuing operations for all periods presented include certain general and administrative expenses which are allocated amongst the Company’s individual business units. Due to the presentation of Willtek as a discontinued operation, these expenses were removed from Willtek and re-allocated back to the Company’s remaining continuing operations. The Company is closely monitoring its operations spending in order to effectively scale these expenses to match current operating levels. Additionally, for the three and nine-months ended September 30, 2009, included in the results from discontinued operations are significant non-recurring sales that make the comparison to 2010 unfavorable.

Net loss from discontinued operations was approximately $1,743,000 or $0.07 per share on a diluted basis for the nine-months ended September 30, 2010 as compared to net income from discontinued operations of approximately $240,000 or $0.01 per share on a diluted basis for the nine-months ended September 30, 2009, a decrease of approximately $1,983,000. The loss for the nine-months ended September 30, 2010 was primarily due to an approximate adjustment of $431,000 to the loss recognized on the sale of Willtek and approximately $1,312,000 in operating losses in Willtek through the May 7, 2010 sale date. Net income from discontinued operations for the nine-months ended September 30, 2009 was due to operating income in Willtek, primarily derived from significant revenue relating to one customer. For the three-months ended September 30, 2010, net results from discontinued operations was $0 or $0.00 per share on a diluted basis as compared to net income of approximately $181,000 or $0.01 per share on a diluted basis for the three-months ended September 30, 2009, a decrease of approximately $181,000.

For the nine-months ended September 30, 2010, the Company incurred a net loss of approximately $1,085,000 or $0.04 per share on a diluted basis, compared to a net loss of approximately $200,000 or $0.01 per share on a diluted basis for the nine-months ended September 30, 2009, a loss increase of approximately $885,000. Net income was approximately $39,000 or $0.00 per share on a diluted basis for the quarter ended September 30, 2010 as compared to net income of approximately $163,000 or $0.01 per share on a diluted basis for the quarter ended September 30, 2009, a decrease of approximately $124,000. The net income and loss fluctuation was primarily due to the analysis mentioned above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s working capital has decreased by approximately $3,914,000 to approximately $22,240,000 at September 30, 2010, from approximately $26,154,000 at December 31, 2009. The decrease in working capital is primarily due to the sale of Willtek’s net assets and the payment in full of a bank note in 2010. At September 30, 2010 the Company had a current ratio of 8.5 to 1, and a ratio of debt to tangible net worth of .2 to 1. At December 31, 2009, the Company had a current ratio of 4.4 to 1, and ratio of debt to tangible net worth of .4 to 1.

The Company had a cash and cash equivalents balance of approximately $11,389,000 at September 30, 2010, compared to approximately $14,076,000 at December 31, 2009. The Company believes its current level of cash and cash equivalents is sufficient enough to fund the current operating, investing and financing activities. The approximately $1,500,000 Federal income tax refund due from the Internal Revenue Service, which is recorded as income taxes recoverable on the Company’s condensed consolidated balance sheets as of September 30, 2010, was received in October 2010.

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of Willtek in 2009. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and as a result, will increase the Company’s liquidity as cash needed to pay Federal income taxes will be substantially reduced.

The Company used cash for operating activities, including discontinued operations, of approximately $3,465,000 for the nine-month period ending September 30, 2010. The primary use of this cash was due to a loss from operations as well as a decrease in accounts payable, accrued expenses and other current liabilities, an increase in inventory, a decrease in prepaid expenses and other assets, and a decrease in accounts receivable.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company realized cash from operating activities, including discontinued operations, of approximately $2,445,000 for the nine-month period ending September 30, 2009. The primary source of this cash was from a decrease in prepaid expenses and other assets, a decrease in inventory and a decrease in accounts receivable, partially off-set by a decrease in accounts payable, accrued expenses and other current liabilities.

Net cash provided by investing activities for the nine-months ended September 30, 2010 was approximately $2,450,000. The source of these funds was from proceeds relating to the disposition of Willtek, off-set by capital expenditures. For the nine-months ended September 30, 2009, net cash provided by investing activities was approximately $3,750,000. The primary source of these funds was from the sale of short-term securities, off-set by capital expenditures.

Cash used for financing activities for the nine-months ended September 30, 2010 and 2009 was approximately $1,522,000 and $223,000, respectively. The use of these funds for the nine-months ended September 30, 2010 was for the re-payment of a bank loan and periodic payments of a mortgage note. For the nine-months ended September 30, 2009, the use of these funds was for the periodic payments of a bank loan and mortgage note.

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

In September 2009, the Company secured a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2010, the Company had no borrowings outstanding under the facility and approximately $6,000,000 of borrowing availability.

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

WIRELESS TELECOM GROUP, INC.

(Registrant)

Date: November 15, 2010	/S/Paul Genova

Paul Genova
Chief Executive Officer

Date: November 15, 2010	/S/Robert Censullo

Robert Censullo
Acting Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)