Form 10-K/A
period 2009-12-31
WIRELESS TELECOM GROUP INC
filed 2010-12-30
CIK 878828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________

Commission File No. 001-11916

WIRELESS TELECOM GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2582295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Eastmans Road, Parsippany, New Jersey 07054	(973) 386-9696
(Address of principal executive offices, including zip code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

none

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes ☐ No ☑

The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE Amex on June 30, 2009: $10,722,621.

Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of April 13, 2010: 25,658,203.

EXPLANATORY NOTE

          This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed on April 15, 2010 (the “Original Filing”), is filed in response to comments set forth in a letter dated October 26, 2010 received by the Company from the United States Securities and Exchange Commission (the “SEC”). In response to such comments, we have included additional disclosure under Part III, Item 11. Executive Compensation, which disclosure is intended to clarify and supplement the disclosure previously set forth in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2010 (the “2010 Proxy Statement”). In response to the SEC’s comments, we have also amended and restated Part IV, Item 15. Exhibits and Financial Statement Schedules.

          Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

          Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

TABLE OF CONTENTS

PART III

Item 11.	Executive Compensation	1

PART IV

Item 15.	Exhibits and Financial Statement Schedules	10

i

PART III

Item 11. Executive Compensation

          Information with respect to executive compensation included in the 2010 Proxy Statement and incorporated by reference into the Original Filing is hereby superseded and replaced by the below information. This information should be read in conjunction with the Original Filing and the 2010 Proxy Statement.

Compensation Discussion and Analysis

Overview

          The goal of our named executive officer compensation program is the same as our goal for operating the Company—to create long-term value for our shareholders. Toward this goal, we have designed and implemented our compensation programs for our named executives to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our shareholders and to encourage them to remain with the Company for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives. These elements consist of salary, commission and annual bonus, equity incentive compensation, retirement and other benefits. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive’s contribution to the Company.

Compensation Objectives

          Performance. Our three executives who are identified in the Summary Compensation Table below (whom we refer to as our named executives) had a combined total of 10 years with our Company, during which they have held different positions and been in some cases promoted to increasing levels of responsibility. Key elements of compensation that depend upon the named executive’s performance include:

•	a discretionary cash bonus that is based on an assessment of his performance against pre-determined quantitative and qualitative measures within the context of the Company’s overall performance; and

•	equity incentive compensation in the form of stock options, subject to vesting schedules that require continued service with the Company.

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

•

key financial measurements such as revenue, operating profit, earnings per share, operating margins, return on total equity or total capital, cash flow from operating activities and total shareholder return;

•	strategic objectives such as acquisitions, dispositions or joint ventures, technological innovation and globalization;

•	promoting commercial excellence by launching new or continuously improving products or services, being a leading market player and attracting and retaining customers;

•	achieving specific operational goals for the Company, including improved productivity, simplification and risk management;

•	achieving excellence in their organizational structure and among their employees; and

•	supporting our values by promoting a culture of unyielding integrity through compliance with law and our ethics policies, as well as commitment to community leadership and diversity.

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

          No Employment and Severance Agreements. With the exception of the Employment Agreements and Severance Agreements described in this report, our named executives do not have any additional employment, severance or change-of-control agreements. Our named executives serve at the will of the Board, which enables the Company to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with the Company’s performance-based employment and compensation philosophy. In addition, our policies on employment, severance and retirement arrangements help retain our executives by subjecting to forfeiture significant elements of compensation that they have accrued over their careers at our company if they leave the company prior to retirement.

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

          Tax Deductibility of Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the Company’s CEO or any of the Company’s four other most highly compensated executive officers who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by shareholders). For 2009, the payments of annual bonuses were designed to satisfy the requirements for deductible compensation.

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

Measures Used to Achieve Compensation Objectives

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

          Bonus. Each quarter the CEO reviews with the Compensation Committee the Company’s estimated full-year financial results against the financial, strategic and operational goals established for the year, and the Company’s financial performance in prior periods. Based on that review, the Compensation Committee determines on a preliminary basis, and as compared to the prior year, an estimated appropriation to provide for the payment of cash bonuses to employees. After reviewing the final full year results the following quarter, the Compensation

Committee and the Board approve total bonuses to be awarded from the maximum fund available. If applicable, bonuses are paid in the months of March and April following our December 31 fiscal year end.

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

          The salaries paid and the annual bonuses awarded to the named executives in 2009 are discussed below and shown in the Summary Compensation Table below.

Equity awards

          The Company’s equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with our shareholders’ and retain the executives through the term of the awards. We consider the grant size and the appropriate combination of stock options when making award decisions. The amount of equity incentive compensation granted in 2009 was based upon the strategic, operational and financial performance of the company overall and reflects the executives’ expected contributions to the Company’s future success. Existing ownership levels are not a factor in award determination, as we do not want to discourage executives from holding significant amounts of our stock.

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

          One of the named executives received grants of stock option awards in 2009. The stock options granted are performance-based and become exercisable only if performance targets are achieved, and have a maximum ten-year term (see outstanding equity table filed herein). We believe that this performance vesting schedule aids the Company in motivating and retaining executives, and provides shareholder value. Under the terms of the Company’s long-term incentive plan, unvested stock options are forfeited if the executive voluntarily leaves the Company.

          Other Compensation

          Includes the total estimated value of the premium paid on group term life insurance and accidental death and dismemberment insurance, the matching contribution of the Wireless Telecom Group, Inc. 401(k) Profit Sharing Plan and the total estimated use of Company automobiles.

Compensation for the Named Executives in 2009

          CEO compensation. In determining Mr. Johnson’s compensation for 2009, the Compensation Committee considered his performance against his financial, strategic and operational goals for the year. In the fiscal year ended December 31, 2009, Mr. Johnson received $230,000 in salary and $11,000 in other compensation for his service as an executive officer of the Company.

          CFO compensation. In determining Mr. Genova’s compensation for 2009, the Compensation Committee considered his performance against his financial, strategic and operational goals for the year. In the fiscal year ended December 31, 2009, Mr. Genova received $210,000 in salary, $120,000 in bonuses and $13,500 in other compensation for his service as an executive officer of the Company. Mr. Genova’s compensation for the 2009 fiscal year was based on qualitative managerial efforts and business ingenuity.

          CMO compensation. In determining Mr. Henderson’s compensation for 2009, the Compensation Committee considered his performance against his financial, strategic and operational goals for the year. In the fiscal year ended December 31, 2009, Mr. Henderson received $184,000in salary and $13,100 in other compensation for his service as an executive officer of the Company.

Report of the Compensation Committee

          The Compensation Committee has reviewed and discussed with our management the Compensation Discussion and Analysis included in this Proxy. Based on that review and discussion, the Nominating, Governance and Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy.

April 30, 2010	COMPENSATION COMMITTEE

Henry Bachman
Joseph Garrity
Rick Mace

Summary Compensation Table for 2009 and 2008

          The table below summarizes the total compensation paid or earned by our Chief Executive Officer, our Chief Financial Officer and our Chief Marketing Officer. There were no other executive officers serving during 2009 or 2008 whose compensation would otherwise be required to be disclosed.

Name and Principal Position	Year	Salary ($)(1)	Commission ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)

James M. (“Monty”) Johnson	2009	335,500		—		—			11,000	346,500
Vice Chairman and Chief Executive Officer	2008	230,000		50,000		—			14,550	294,550

Paul Genova	2009	210,000		120,000		—			13,500	343,500
President and Chief Financial Officer	2008	210,000		50,000		—			12,300	272,300

Lawrence Henderson	2009	184,000				—			13,100	197,100
Vice President and Chief Marketing Officer	2008	170,000	90,400			—	—	—	20,600	281,000

(1)

For 2009, the salary amounts presented with respect to Mssrs. Johnson and Henderson include base salary up to and through August 11, 2009, the date of their departure from the Company, and severance costs expensed entirely in 2009. The severance amounts included in these salary figures for Mr. Johnson and Mr. Henderson were approximately $172,500 and $35,000, respectively.

(2)

The option awards granted to the Company’s current and former executive officers during the years ended 2009 and 2008 were performance based stock options with a remote likelihood of vesting as the performance conditions are not likely to be achieved. The calculated aggregate fair value of these performance based grants, assuming that the highest level of performance conditions are achieved, is approximately $291,000 and $139,000 for the options granted in 2009 and 2008, respectively. The assumptions used in determining the grant date fair value of these awards, in accordance with ASC 718, are set forth in the notes to the Company’s consolidated financial statements, which are included in its Annual Report on Form 10-K for the years ended December 31, 2009 and 2008, as filed with the SEC.

(3)

The amounts shown in this column reflect for each named executive officer the total estimated value of the use of an automobile, the premium paid on group term life insurance and accidental death and dismemberment insurance, and the matching contribution of the Wireless Telecom Group, Inc. 401(k) Profit Sharing Plan.

Outstanding Equity Awards at Fiscal Year-End 2009

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

James M. (“Monty”) Johnson	—		—		—	—

Paul Genova			500,000	(a)	$0.78	11/24/2019
			220,000	(b)	$1.42	4/11/2018
	120,000	(c)			$2.72	4/18/2016
	50,000	(d)			$2.99	5/21/2014
	30,000	(e)			$2.75	10/22/2014
	50,000	(f)			$2.37	10/10/2013
Lawrence Henderson	—		—		—	—

(a)	500,000 common share options granted on 11/24/2009; which vest when certain performance targets are achieved.

(b)	220,000 common share options granted on 4/11/2008; which vest when certain performance targets are achieved.

(c)	120,000 common share options granted on 4/18/2006; fully vested.

(d)	50,000 common share options granted on 5/21/2004; fully vested.

(e)	30,000 common share options granted on 10/22/2004; fully vested.

(f)	50,000 common share options granted on 10/10/2003; fully vested.

Option Exercises for 2009

          None of the named executive officers exercised stock options during 2009.

Potential Payments upon Termination or Change in Control

          Upon the termination of a named executive officer, such person may be entitled to payments or the provision of other benefits, depending on the event triggering the termination. The compensation committee believes that the triggering events for Messrs. Johnson, Genova and Henderson, set forth in their employment and severance agreements, respectively, are in line with current compensation trends. The events that would trigger a named executive officer’s entitlement to payments or other benefits upon termination, and the value of the estimated payments and benefits are described in the following table, assuming a termination date and, where applicable, a change in control date of December 31, 2009, and a stock price of $0.71 per share, which was the closing price of one share of our common stock on December 31, 2009 (the last trading day of fiscal year 2009):

		James M.(“Monty”) Johnson	Paul Genova	Lawrence Henderson

Involuntary Termination without Cause, or Voluntary Termination for Good Reason, or upon a Change-in-Control

Severance/Salary Continuation		$172,500	$157,500
All Benefits Payments		$10,000	$10,000	—
	Total:	$182,500	$167,500	—
Following Change-in-Control only

Severance		$172,500	$157,500	$127,500
All Benefits Payments		$10,000	$10,000	—

	Total:	$182,500	$167,500	$127,500

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

          Except as set forth below, the Company currently does not have any employment contracts or other similar agreements or arrangements with any of its executive officers.

          Johnson Employment Agreement The Company and Monty Johnson, the Company’s Vice Chairman and Chief Executive Officer, executed an employment agreement on January 23, 2006 (the “Johnson Employment Agreement”). Under the terms of the Johnson Employment Agreement, Mr. Johnson was entitled to receive an annual base salary, which increased to $230,000 in 2009 from the initially agreed upon amount of $200,000 as approved by the Company’s Compensation Committee. Mr. Johnson was also entitled to receive an annual bonus, in the Company’s sole discretion, in the amount of up to $250,000. Mr. Johnson received qualified stock options to purchase up to 500,000 shares of the Company’s Common Stock, which vested 50% in 2008 and 50% in 2009, subject to accelerated vesting upon a change-in-control of the Company at an exercise price of $2.68 per share, the opening price of the Company’s Common Stock as reported by the American Stock Exchange on January 23, 2006. Mr. Johnson was also entitled to reimbursement of his relocation expenses, up to $30,000, as and when actually accrued upon presentation of detailed receipts therefor.

          Johnson Severance Agreement The Company and James M. Johnson, the Company’s Vice Chairman of the Board and Chief Executive Officer, executed the Johnson Severance Agreement on April 11, 2008. The Johnson Severance Agreement provided for certain payments to Mr. Johnson in the event of his departure from the Company. In August 2009, Mr. Johnson resigned from the Company and in connection therewith (and in accordance with the terms of his employment and severance agreements) Mr. Johnson was paid approximately $172,500, in addition to salaries already earned by Mr. Johnson for the fiscal year ended December 31, 2009.

          Genova Severance Agreement The Company and Paul Genova, the Company’s President and Chief Financial Officer, executed the Genova Severance Agreement on March 29, 2005. The Genova Severance Agreement provides that if Mr. Genova’s employment is terminated by the Company “without cause” or if Mr. Genova terminates his employment for “good reason,” then Mr. Genova will be entitled to receive (1) at the sole discretion of the Company, either a lump-sum cash payment equal to 75% of his annual base compensation then in effect, payable within 30 days after termination, or continuation of his base compensation then in effect for a period of nine months after termination, and (2) the continuation of all benefits, to the extent permissible under the applicable benefits programs, in which he currently participates for a period of nine months following his termination. If Mr. Genova obtains subsequent employment during such nine-month period and if he receives benefits through such subsequent employment, the Company may terminate his continuing benefits. Under the terms of the Genova Severance Agreement, “cause” means the occurrence of any one or more of the following: (i) fraud, embezzlement and /or misappropriation of the Company’s (or any successor’s) funds; (ii) gross or willful misconduct by Mr. Genova in the performance of his duties; (iii) a material violation of the Company’s (or any successor’s) Code of Conduct; or (iv) a conviction by, or entry or a plea of guilty or nolo contendre in, a court of competent jurisdiction for any crime which constitutes a felony or act or moral turpitude in the jurisdiction involved; and “good reason” means (i) the assignment to Mr. Genova of duties materially and adversely inconsistent with his position, title, duties, responsibilities or status with the Company as an officer of the Company, (ii) any removal of Mr. Genova from, or any failure to re-elect Mr. Genova as an officer of the Company, (iii) a reduction in Mr. Genova’s salary, or (iv) relocation of Mr. Genova’s principal place of employment to a place more than 30 miles from its current location, in each case without Mr. Genova’s written consent. The terms of this agreement are valid through March 29, 2015.

          Henderson Severance Agreement The Company and Lawrence Henderson, the Company’s Senior Vice President and Chief Marketing Officer, executed the Henderson Severance Agreement on February 6, 2007. The Henderson Severance Agreement provided for certain payments to Mr. Henderson in the event of his departure from the Company. In August 2009, Mr. Henderson resigned from the Company and in connection therewith (and in accordance with terms of his severance agreements) Mr. Henderson was paid approximately $35,000 in addition to salaries already earned by Mr. Henderson for the fiscal year ended December 31, 2009.

Director Compensation for 2009

	Fees Earned or Paid in Cash ($)	Option Awards ($) (b)	All Other Compensation ($)	Total ($)

Savio W. Tung	15,000			15,000
James M. (“Monty”) Johnson (a)	—	—	—	—
Hazem Ben-Gacem			16,744	16,744
Henry L. Bachman	19,500		1,890	21,390
Joseph Garrity	20,000	—	820	20,820
Rick Mace	17,000	—	39,598	56,598
Adrian Nemcek	16,500	—	3,330	19,830
Paul Genova (a)	—	—	—	—

(a)

Mr. Genova does not receive compensation in his capacity as director, but his compensation as a named executive officer is disclosed above. Mr. Johnson did not receive compensation in his capacity as director, but his compensation as a named executive officer is disclosed above.

(b)	No option awards were granted to the Company’s non-employee directors during the year ended 2009. Our non-employee directors held the following unexercised options at fiscal year end 2009:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Savio W. Tung	—	—	—	—
James M. (“Monty”) Johnson	—	—	—	—
	—	—	—	—
Hazem Ben-Gacem	—	—	—	—
Henry L. Bachman	—	—	—	—
Joseph Garrity	40,000	40,000	$3.02	7/17/2017
Rick Mace	40,000	40,000	$3.02	7/17/2017
Adrian Nemcek	40,000	40,000	$3.02	7/17/2017
Paul Genova	50,000	—	$2.37	10/10/2013
	30,000	—	$2.99	5/21/2014
	50,000	—	$2.75	10/22/2014
	120,000	—	$2.72	4/18/2016
		220,000	$1.42	4/11/2018
		500,000	$0.78	11/24/2019

Compensation Committee Interlocks and Insider Participation

          The current members of the Compensation Committee are Messrs. Bachman, Garrity and Mace. Mr. Ben-Gacem is welcomed to attend the Company’s compensation committee meetings as an invited guest of the Compensation Committee. Currently, none of such persons is an officer or employee of the Company or any of its subsidiaries. During 2009, none of the Company’s executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of the Compensation Committee. No interlocking relationship, as defined by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), exists between the board of directors or the Compensation Committee and the board of directors or Compensation Committee of any other company.

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

2.1

Asset Purchase Agreement, dated as of April 9, 2010, by and among the Registrant, Willtek Communications GmbH, Willtek Communications SARL, Willtek Communications, Inc., Aeroflex Incorproated, Aeroflex Wichita, Inc., Aeroflex GmbH and Aeroflex SAS* (1)

	3.1	Certificate of Incorporation, as amended (2)

	3.2	Amended and Restated By-laws (2)

	3.3	Amendment to the Certificate of Incorporation (3)

	3.4	Amendment to the Certificate of Incorporation (4)

	4.2	Form of Stock Certificate (2)

	10.1	Summary Plan Description of Profit Sharing Plan of the Registrant (2)

	10.2	Incentive Stock Option Plan of the Registrant and related agreement (2)

	10.3	Amendment to Registrant’s Incentive Stock Option Plan and related agreement (4)

	10.4	Wireless Telecom Group, Inc. 2000 Stock Option Plan (5)

	10.5	Stock Purchase Agreement dated December 21, 2001, by and among the Company, Microlab/FXR and Harry A. Augenblick (6)

	10.6	Stock Purchase Agreement made as of December 21, 2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan (6)

	10.7	Amended and Restated Stock Purchase Agreement, dated as of March 29, 2005, among the Company, Willtek Communications GmbH, Investcorp Technology Ventures, L.P., and Damany Holding GmbH (7)

10.8	Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek Communications GmbH and Wireless Telecom Group, Inc. (7)

10.9	Severance Agreement, dated March 29, 2005, between Wireless Telecom Group, Inc. and Paul Genova (8)

10.10	Employment and Severance Agreement, dated January 23, 2006, between Wireless Telecom Group, Inc. and James M. Johnson (9)

10.11	Employment and Severance Agreement, dated February 6, 2007, between Wireless Telecom Group, Inc. and Lawrence Henderson (9)

14	Code of Ethics (10)

23.1	Consent of Independent Registered Public Accounting Firm (PKF) (11)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

* All exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)

Supersedes the Asset Purchase Agreement filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 9, 2010, filed with the Commission on April 9, 2010, solely for the purpose reclassifying such Asset Purchase Agreement as a plan of acquisition filed pursuant to Regulation S-K Item 601(b)(2).

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.

(5)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 21, 2001, filed with the Commission on January 4, 2002 and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 29, 2005, filed with the Commission on March 29, 2005 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: December 30, 2010	By:	/s/ Paul Genova

Paul Genova
Chief Executive Officer

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Genova and Robert Censullo (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adrian Nemcek	Chairman of the Board	December 30, 2010

Adrian Nemcek

/s/ Paul Genova	Chief Executive Officer (principal executive officer)	December 30, 2010

Paul Genova

/s/ Robert Censullo	Acting Chief Financial Officer (principal financial officer and principal accounting officer)	December 30, 2010

Robert Censullo

/s/ Henry Bachman	Director	December 30, 2010

Henry Bachman

/s/ Rick Mace	Director	December 30, 2010

Rick Mace

/s/ Glenn Luk	Director	December 30, 2010

Glenn Luk

/s/ Joseph Garrity	Director	December 30, 2010

Joseph Garrity

/s/ Hazem Ben-Gacem	Director	December 30, 2010

Hazem Ben-Gacem