Form 10-K
period 2010-12-31
WIRELESS TELECOM GROUP INC
filed 2011-03-30
CIK 878828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Yes ☐ No ☒

                    The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE Amex on June 30, 2010: $13,786,227

                    Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 28, 2011: 24,965,286

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual report on Form 10-K.

PART I

Item 1.	Business

          Wireless Telecom Group, Inc., a New Jersey corporation (the “Company”), designs and manufactures radio frequency (RF) and microwave-based products for wireless and advanced communications industries and currently markets its products and services worldwide under the Boonton, Microlab and Noisecom brands. Its complementary suite of high performance instruments and components includes peak power meters, signal analyzers, power splitters, combiners, diplexers, noise modules and precision noise generators. The Company serves both commercial and government markets with workflow-oriented, built-for-purpose solutions in cellular/mobile, WiFi, WiMAX, private mobile radio, satellite, cable, radar, avionics, medical, and computing applications. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH (through May 7, 2010), WTG Foreign Sales Corporation and NC Mahwah, Inc. The corporate website address is www.wtcom.com.

          As has been disclosed by the Company in its filings in prior periods, in light of on-going market challenges facing the Company’s foreign subsidiary, Willtek Communications GmbH (“Willtek”), including significant technology research and development expenses required to remain competitive, management has been evaluating several strategic alternatives and opportunities.

          In November 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding Willtek so that the Company could focus on growing its domestic based businesses. The board of directors authorized management to begin negotiations with interested parties to sell substantially all of the assets of Willtek or cease incurring costs related to its development. On April 9, 2010, the Company entered into an asset purchase agreement to sell substantially all the operating assets and certain liabilities of Willtek to certain subsidiaries of Aeroflex Incorporated. On May 7, 2010, the Company successfully completed this sale.

          As a result of the aforementioned sale of Willtek, the Company’s consolidated balance sheet at December 31, 2009 presents the accounts of Willtek as assets and liabilities held for sale. Willtek’s operating activities through the May 7, 2010 sale date and for all of fiscal year 2009 are included in the Company’s consolidated statement of operations as discontinued operations. As a result, the succeeding information, including management’s discussion and analysis, pertains primarily to the Company’s continuing operations.

Market

          Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments and passive components to various customers. Approximately 74% of the Company’s sales in fiscal 2010 were derived from commercial applications. The remaining sales (approximately 26%) were comprised of sales made to the United States Government (particularly the armed forces) and prime defense contractors.

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

          The Company’s products have extended useful lives and the Company provides recalibration services for its instrument products to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 6% of fiscal 2010 sales.

Marketing and Sales

          As of March 28, 2011, the Company’s in-house marketing and sales force consisted of twenty individuals. The Company promotes the sale of its products to customers and manufacturers’ representatives through its web-site, product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions.

          The Company’s products are sold globally through its in-house sales people and by over one hundred manufacturers’ representatives and distributors (the Company’s channel partners). Generally, our channel partners do not stock inventories of the Company’s products. Channel partners accounted for 82% and 83% of the Company’s sales for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010 and 2009, no one channel partner accounted for more than 10% of total sales. The Company does not believe that the loss of any single channel partner would have a material adverse affect on its business.

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

Customers

          The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors, which incorporate the Company’s products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 2010, approximately 74% of sales were derived from commercial applications. The remaining sales were comprised of United States government and military applications.

          For fiscal 2010, no one customer accounted for more than 10% of total sales. The Company’s largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse affect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse affect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse affect on its business.

          Regional sales from continuing operations for fiscal 2010 were made to customers in the Americas ($17,027,598 or 69% of total sales), Europe, Middle East and Africa or EMEA ($4,932,729 or 20% of total sales) and Asia Pacific or APAC ($2,603,899 or 11% of total sales).

Research and Development

          The Company currently maintains an engineering staff (seventeen individuals as of March 28, 2011) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures for continuing operations include the cost of engineering services and engineering support personnel and were approximately $2,175,000 and $2,066,000 for the years ended December 31, 2010 and 2009, respectively.

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

Backlog

          The Company’s backlog of firm orders shippable in the next twelve months was approximately $2,400,000 at December 31, 2010, compared to approximately $2,500,000 at December 31, 2009. It is anticipated that the majority of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

          The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company’s operations. No third-party supplier accounted for more than 10% of the Company’s total inventory purchases for fiscal 2010.

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

          In cases of defective products, the customer typically returns them to a Company facility. The Company’s service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company’s plants, and the Company charges its customers a fee for those service items that are not covered by warranty. The Company’s Noisecom and Microlab/FXR divisions typically don’t offer their customers any formal written service contracts. However, the Company’s Boonton division does offer its customers’ formal written service contracts for a fee.

          Historically, warranty expense within the Company has been minimal. In 2009, there was a onetime increase of $240,000 in warranty costs due to potential rework of a specific product shipped in 2008. This product is no longer being produced at original specifications and this amount represents the maximum potential warranty related to these shipments.

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

           The Company and the NJDEP previously agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time, which the Company is unable to predict, that contamination levels are satisfactory to the NJDEP. Recently, the Company has hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP.

          Expenditures incurred by the Company during the year ended December 31, 2010 in connection with the site amounted to approximately $50,000. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contamination from Boonton’s testing is identified and the NJDEP requires additional remediation.

Employees

          As of March 28, 2011, the Company had 101 full-time employees, including its officers, 52 of whom are engaged in manufacturing and repair services, 10 in administration and financial control, 17 in engineering and research and development, and 20 in marketing and sales.

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

Ongoing recessionary economic conditions have adversely affected and may further adversely affect our business, results of operations, and financial condition.

          General recessionary economic conditions have negatively impacted our business in the past and could further impact our business in the future if economic recovery is slow to occur. In addition to the potentially negative impact on our revenues, unstable economic conditions could also have a number of additional effects on our business, including insolvency of key suppliers or manufacturers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased product returns, increased pricing pressures, restructuring expenses and associated diversion of management’s attention, excess inventory and increased difficulty in our accurately forecasting product demand and planning future business activities. If the economy or markets into which we sell our products are slow to recover, our business, financial condition and results of operations could be materially and adversely affected.

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

          The New Jersey Department of Environmental Protection, or the NJDEP, had conducted an investigation in 1982 concerning disposal at a facility in New Jersey previously leased by our Boonton operations. Involved were certain materials formerly used by Boonton’s manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978, prior to our acquisition of Boonton Electronics Corporation in 2000. In 1982, the Company and the NJDEP agreed on a plan to correct ground water contamination at the site. The plan consists of the installation of several monitoring wells in order to take periodic soil and water samples until such time, which we are unable to predict, that contamination levels are satisfactory to the NJDEP. While we anticipate that the expenditures in connection with the site will not be substantial in future years, we could be subject to significant future liabilities and may incur significant future expenditures in connection with the former Boonton site. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. While we are not aware of any material liabilities associated with any potential contamination at this former site, subsurface contamination may exist, and we may be exposed to material liability as a result of the existence of that contamination under various international, federal, state and local laws governing the environment.

The loss of key personnel could adversely affect our ability to remain competitive.

          We believe that the continued service of our executive officers will be important to our future growth and competitiveness. However, other than our the severance agreement we entered into with Mr. Genova, Chief Executive Officer, we currently do not have any employment agreements with any of our executive senior management. Although we have a severance agreement with Mr. Genova, we cannot assure you that Mr. Genova or any of our other executive officers will remain employed by us. Moreover, the design and manufacture of our products require substantial technical capabilities in many disparate disciplines, from engineering, mechanics and computer science to electronics and mathematics. We believe that the continued employment of key members of our technical and sales staffs will be important to us but, as with our executive officers, we cannot assure you that they will remain employed by us.

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

Environmental and other disasters, such as flooding, large earthquakes, volcanic eruptions or nuclear or other disasters, or a combination thereof, such as recently experienced in Japan, may negatively impact our business.

          Although we manufacture our products in New Jersey, we both source and ship our products globally. Environmental and other disasters may cause disruption to our supply chain or impede our ability to ship product to certain regions of the world. The recent earthquakes and tsunami in the Pacific Rim have not significantly impacted our business as of the date of this report. However, there can be no assurance that similar environmental and/or other such disasters will not have an adverse impact on our business in the future.

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

          The former Willtek shareholders, together, beneficially own approximately 26% of the outstanding shares of our common stock as of March 28, 2011. Under the terms of the shareholders’ agreement we entered into with the former Willtek shareholders at the closing of the Willtek acquisition, designees of Investcorp occupy two of seven seats on our board of directors. Additionally, at each annual meeting, Investcorp is entitled to designate to our nominating committee up to two candidates for nomination for election to our seven-member board of directors, for so long as Investcorp’s beneficial ownership levels exceed certain percentage thresholds.

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

          The Company’s foreign facility in Ismaning, Germany was assumed by the buyer of the Willtek assets upon closing of the transaction and is no longer an obligation of the Company.

          In September 2002, the Company relocated its corporate headquarters and noise generation operations to the 45,700 square foot facility occupied by Boonton in Hanover Township, Parsippany, New Jersey. The term of this lease agreement is for ten years ending September 30, 2011 and can be renewed at the tenant’s option for one five-year period at fair market value to be determined at term expiration.

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

          Reference is made to the discussion in Item 1 above regarding an investigation by the NJDEP concerning certain discontinued practices of the Company and their effect on the soil and ground water at a certain facility formerly occupied by the Company. No administrative or judicial proceedings have been commenced in connection with such investigation. The owner of the Parsippany-Troy Hills facility has previously notified the Company, that if the investigation proves to interfere with the sale of the property, it may seek to hold the Company liable for any resulting damages. Since May 1983, the owner has been on notice of this problem and has failed to institute any legal proceedings with respect thereto. While this does not bar the owner from instituting a suit, it is the opinion of the Company’s legal counsel that it is unlikely that the owner would prevail on any claim. The above referenced activity was conducted by Boonton prior to the acquisition of that entity in 2000. There are no other material legal proceedings known to the Company.

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

2010 Fiscal Year	High	Low

1st Quarter	$1.04	$0.70

2nd Quarter	1.14	0.72

3rd Quarter	0.85	0.60

4th Quarter	0.88	0.67

2009 Fiscal Year

1st Quarter	$0.51	$0.13

2nd Quarter	0.60	0.29

3rd Quarter	0.90	0.50

4th Quarter	0.80	0.53

          On March 28, 2011, the closing price of the common stock of the Company as reported was $1.08. On March 28, 2011, the Company had 476 stockholders of record. These stockholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

          The Company did not declare quarterly dividends for the past four years.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)

Equity compensation plans approved by security holders	2,513,667	$1.68	1,654,250

Equity compensation plans not approved by security holders	—	—	—

Total	2,513,667	$1.68	1,654,250

Item 6.	Selected Financial Data

          Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          As was disclosed earlier in this report, as a result of the sale of Willtek, the Company has reflected its foreign activities as assets and liabilities held for sale and discontinued operations in its 2010 and 2009 consolidated financial statements.

          The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009 (ii) Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2010 and 2009 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

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

          Stock-based compensation

          The Company follows the provisions of Accounting Standards Codification (ASC) 718, “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2010 and 2009, the Company took into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation was zero.

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

          Inventories

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

          Income taxes

          The Company records deferred taxes in accordance with ASC 740, “Accounting for Income Taxes”. This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by the disposition of Willtek, and determines the necessity for a valuation allowance. The Company evaluates which portion, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating loss carryforwards.

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

          The Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2010 and 2009, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

          Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2010 and 2009, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

          Valuation of goodwill

          The Company reviews the goodwill of its subsidiary, Microlab, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews Microlab’s goodwill annually in accordance with ASC 350, “Accounting for Business Combinations, Goodwill, and Other Intangible Assets.” The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. As noted above, goodwill is attributable to one of the Company’s reporting units, Microlab.

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

Results of Operations
Year Ended December 31, 2010 Compared to 2009

          Net sales for the year ended December 31, 2010 were $24,564,226 as compared to $22,828,328 for the year ended December 31, 2009, an increase of $1,735,898 or 7.6%. This increase was primarily the result of strengthening demand for the Company’s products and services throughout 2010. The Company believes key indicators, such as government spending on naval and air programs and commercial infrastructure development, point to a general improvement in economic conditions, positively impacting sales during the period.

          The Company’s gross profit on net sales for the year ended December 31, 2010 was $11,555,479 or 47.0% as compared to $10,628,932 or 46.6% as reported in the previous year. Gross profit dollars are slightly higher in 2010 compared to 2009 primarily due to relatively fixed costs being allocated to higher revenues and the continuing effort to closely manage labor and overhead costs. The Company’s products consist of several models with varying degrees of capabilities which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand alone components or devices that are connected to, or used in conjunction with, such equipment from an external site, in the factory or in the field.

          Prices of products range from approximately $100 to $100,000 per unit, with most sales occurring between approximately $2,000 and $35,000 per unit. The Company can experience variations in gross profit based upon the mix of these products sold as well as variations due to revenue volume and economies of scale. The Company will continue to rigidly monitor costs associated with material acquisition, manufacturing and production.

          Operating expenses for the year ended December 31, 2010 were $10,749,956 or 43.8% of net sales as compared to $11,552,881 or 50.6% of net sales for the year ended December 31, 2009. For the year ended December 31, 2010 as compared to the prior year, operating expenses decreased by $802,925. Operating expenses are lower in 2010 due to a decrease in general and administrative expenses, offset by increased spending in both research and development and sales and marketing expenses. The decrease in general and administrative expense is attributable to lower administrative salaries, a decrease in non-cash stock option charges and lower professional fees in 2010, coupled with a specific onetime warranty accrual in the amount of $240,0000recorded in 2009.

          Interest income decreased by $23,214 for the year ended December 31, 2010. This decrease was primarily due to the decline in interest rates in the Company’s interest bearing investment account in 2010. Substantially all of the Company’s cash is invested in money market funds.

          Other income increased by $58,556 for the year ended December 31, 2010. This increase was primarily due to the reduction of an accrual in 2010 of approximately $100,000 relating to the potential exposure on environmental contamination at a site formerly leased by Boonton, partially offset by, foreign currency losses realized during the period. The Company has been testing the ground water at this site since 1982 in accordance with state regulations. Recently, the Company has hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Management continues to be encouraged by recent test results which support improvements in ground water conditions over time. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if any additional contamination is identified and the NJDEP requires additional remediation.

          For the year ended December 31, 2010, the Company realized a tax benefit of $91,870. The tax benefit was primarily due to an increase in the Company’s deferred tax asset, net of a valuation allowance, partially offset by an adjustment to the estimated 2009 carryback claim, due to the Company’s finalizing of its 2009 federal tax return, and the provision for state income taxes. For the year ended December 31, 2009, the Company realized a tax benefit, net of a valuation allowance, of $6,366,851, of which approximately $1,900,000 was estimated to be realized in a carryback claim from taxes paid in prior years. The remaining tax benefit of approximately $4,500,000 was estimated to be utilized to offset taxable income in future years. The effect of this tax benefit on earnings per share in 2009 was an increase of $0.25 per share.

          Net income from continuing operations was $1,015,043 or $0.04 per share on a diluted basis for the year ended December 31, 2010 as compared to net income from continuing operations of $5,460,322 or $0.21 per share on a diluted basis for the year ended December 31, 2009, a decrease of $4,445,279. The decrease was primarily due to the analysis mentioned above.

          Net loss from discontinued operations was $1,742,853 or $0.07 per share on a diluted basis for the year ended December 31, 2010 as compared to a net loss from discontinued operations of $3,428,069 or $0.13 per share on a diluted basis for the year ended December 31, 2009, a loss decrease of $1,685,216. The 2010 loss was primarily due to an adjustment to the loss recognized on the sale of Willtek of $430,565 and $1,312,288 in operating losses in Willtek through the May 7, 2010 sale date. The 2009 loss was primarily due to the $3,348,122 loss recognized in 2009 on the anticipated sale of Willtek.

          Net loss was $727,810 or $0.03 per share on a diluted basis for the year ended December 31, 2010 as compared to net income of $2,032,253 or $0.08 per share on a diluted basis for the year ended December 31, 2009, a decrease of $2,760,063. The decrease was primarily due to the analysis mentioned above.

Liquidity and Capital Resources

          The Company’s working capital has decreased by $3,482,729 to $22,671,245 at December 31, 2010, from $26,153,974 at December 31, 2009. The decrease in working capital is primarily due to the sale of Willtek’s net assets in 2010. At December 31, 2010, the Company had a current ratio of 8.2 to 1, and a ratio of debt to tangible net worth of .2 to 1. At December 31, 2009, the Company had a current ratio of 4.4 to 1, and a ratio of debt to tangible net worth of .4 to 1.

          The Company had cash and cash equivalents of $13,643,220 at December 31, 2010, compared to a balance of $14,076,382 at December 31, 2009. The Company believes its current level of cash is sufficient enough to fund the current operating, investing and financing activities.

          The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of Willtek in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and as a result will increase the Company’s liquidity as cash needed to pay Federal income taxes will be substantially reduced.

          Operating activities, including discontinued operations, used $1,160,482 in cash for the year ending December 31, 2010. For the year ended December 31, 2009, operating activities, including discontinued operations, provided $3,108,709 in cash flows. For 2010, cash used for operations was primarily due to a decrease in accounts payable and accrued expenses, a decrease in income taxes payable, and increases in inventory and accounts receivable, partially offset by a decrease in prepaid expenses, income taxes recoverable and other current assets. For 2009, cash provided by operations was primarily due to decreases in accounts receivable and inventory, partially off-set by an increase in prepaid expenses, recoverability of taxes and other assets, and a decrease in accounts payable and accrued expenses.

          The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

          Net cash provided by investing activities for 2010 amounted to $2,415,715 compared to net cash provided by investing activities of $4,731,285 for the year ending December 31, 2009. For 2010, the primary source of cash was proceeds relating to the disposition of Willtek, offset by capital expenditures. For 2009, the primary source of cash was proceeds from the sale of investment securities, off-set by capital expenditures.

          Financing activities used $1,538,533 in cash for the year ended December 31, 2010. The use of these funds was for the final payoff on the Company’s bank loan and periodic payments made on its mortgage note payable. Financing activities used $423,898 in cash for the year ended December 31, 2009. The use of these funds was for periodic payments made on the Company’s bank and mortgage note payable.

          In 2010, the Company satisfied the entire outstanding principal and interest due on its bank note payable through payment of $1,475,149. Since this bank note was in principle a Euro denominated loan, the outstanding loan balance was subject to foreign currency fluctuations. The Company benefited from the weakening Euro at time of payment.

	Table of Contractual Obligations

			Payments by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years

Mortgage	$2,771,259	$68,347	$2,702,912	$—
Facility Leases	335,133	335,133	—	—
Operating and Equipment leases	354,015	75,514	222,801	55,700

	$3,460,407	$478,994	$2,925,713	$55,700

          In September 2009, the Company secured a line of credit with one of its financial institutions. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of December 31, 2010, the Company had no borrowings outstanding under the facility and approximately $6,000,000 of borrowing availability.

          The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs. However, should current global economic conditions continue to deteriorate, additional working capital funding may be required which may be difficult to obtain due to restrictive credit markets.

          Throughout its ownership of Willtek, the Company had been required to fund its foreign operations through cash loans and advances. Due to the dissolution of Willtek, this funding will no longer be required.

Off-Balance Sheet Arrangements

          Other than contractual obligations incurred in the normal course of business, the Company does not have any off-balance sheet arrangements.

Inflation and Seasonality

          The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

Recent Accounting Pronouncements Affecting the Company

          In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (amendments to FASB ASC Topic 350, Intangibles, Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The Company is in the process of evaluating the impact of adopting this ASU on its consolidated financial statements.

          In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method” (Topic 605). ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research and development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements as the Company has no material research and development arrangements which will be accounted for under the milestone method.

          In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This update provides amendments to Subtopic 820-10 that requires new disclosure about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years and interim periods beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the portion of this guidance that became effective January 1, 2010 did not have a material impact on the Company’s consolidated financial statements. Furthermore, we do not expect the portion of the guidance to become effective January 1, 2011 to have a material impact in the Company’s consolidated financial statements.

          In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements.” This update amends Accounting Standards Codification Subtopic 985-605, “Software Revenue Recognition,” to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

          In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

          (a) Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to Wireless Telecom Group, Inc. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

          As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

          This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of Section 404 (b) of the Sarbanes-Oxley Act.

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

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2011 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 11.	Executive Compensation

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2011 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2011 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2011 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 14.	Principal Accountant Fees and Services

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2011 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Two Years in the Period ended December 31, 2010
Consolidated Statements of Changes in Shareholders’ Equity for the Two Years in the Period ended December 31, 2010
Consolidated Statements of Cash Flows for the Two Years in the Period ended December 31, 2010
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

		3.1	Certificate of Incorporation, as amended (1)

		3.2	Amended and Restated By-laws (1)

		3.3	Amendment to the Certificate of Incorporation (2)

		3.4	Amendment to the Certificate of Incorporation (3)

		4.2	Form of Stock Certificate (1)

		10.1	Summary Plan Description of Profit Sharing Plan of the Registrant (1)

		10.2	Incentive Stock Option Plan of the Registrant and related agreement (1)

		10.3	Amendment to Registrant’s Incentive Stock Option Plan and related agreement (3)

		10.4	Wireless Telecom Group, Inc. 2000 Stock Option Plan (4)

		10.5	Stock Purchase Agreement dated December 21, 2001, by and among the Company, Microlab/FXR and Harry A. Augenblick (5)

		10.6	Stock Purchase Agreement made as of December 21, 2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan (5)

		10.7	Amended and Restated Stock Purchase Agreement, dated as of March 29, 2005, among the Company, Willtek Communications GmbH, Investcorp Technology Ventures, L.P., and Damany Holding GmbH (6)

10.8	Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek Communications GmbH and Wireless Telecom Group, Inc. (6)

10.9	Severance Agreement, dated March 29, 2005, between Wireless Telecom Group, Inc. and Paul Genova (8)

10.10	Employment and Severance Agreement, dated January 23, 2006, between Wireless Telecom Group, Inc. and James M. Johnson (9)

10.11	Employment and Severance Agreement, dated February 6, 2007, between Wireless Telecom Group, Inc. and Lawrence Henderson (9)

14	Code of Ethics (7)

23.1	Consent of Independent Registered Public Accounting Firm (PKF LLP) filed herewith as Exhibit 23.1

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

* All exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-18
(File No.33-42468-NY) and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.
(4)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 21, 2001, filed with the Commission on January 4, 2002 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 29, 2005, filed with the Commission on March 29, 2005 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Amendment No. 1 to Annual Report of Form 10-K/A for the year ended December 31, 2009 and incorporated by reference herein.

S I G N A T U R E S

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 30, 2011	By:	/s/ Paul Genova

Paul Genova
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adrian Nemcek	Chairman of the Board	March 30, 2011

Adrian Nemcek

/s/ Paul Genova	Chief Executive Officer	March 30, 2011

Paul Genova

/s/ Robert Censullo	Acting Chief Financial Officer	March 30, 2011

Robert Censullo

/s/ Henry Bachman	Director	March 30, 2011

Henry Bachman

/s/ Rick Mace	Director	March 30, 2011

Rick Mace

/s/ Joseph Garrity	Director	March 30, 2011

Joseph Garrity

/s/ Hazem Ben-Gacem	Director	March 30, 2011

Hazem Ben-Gacem

/s/ Glenn Luk	Director	March 30, 2011

Glenn Luk

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Wireless Telecom Group, Inc.
Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, cash flows and the schedule listed in the accompanying index for the years then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements and the schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/PKF LLP

March 29, 2011
New York, NY

F – 2

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

	December 31,

	2010	2009

-ASSETS-

CURRENT ASSETS:
Cash and cash equivalents	$13,643,220	$14,076,382
Accounts receivable - net of allowance for doubtful accounts of $73,819 and $155,173 for 2010 and 2009, respectively	4,303,720	3,023,318
Income taxes recoverable	—	1,910,846
Inventories	6,935,172	6,944,231
Deferred income taxes - current	457,215	464,192
Prepaid expenses and other current assets	465,798	523,642
Assets held for sale	—	6,978,163

TOTAL CURRENT ASSETS	25,805,125	33,920,774

PROPERTY, PLANT AND EQUIPMENT - NET	4,238,015	4,436,339

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes – non-current	5,236,175	4,560,312
Other assets	988,108	863,023

TOTAL OTHER ASSETS	7,575,675	6,774,727

TOTAL ASSETS	$37,618,815	$45,131,840

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable	$743,398	$904,542
Accrued expenses and other current liabilities	2,322,135	1,930,225
Current portion of note payable – bank	—	375,238
Current portion of mortgage payable	68,347	63,386
Liabilities held for sale	—	4,493,409

TOTAL CURRENT LIABILITIES	3,133,880	7,766,800

LONG TERM LIABILITIES:
Note payable - bank	—	1,313,333
Mortgage payable	2,702,912	2,771,259
Deferred rent payable	37,922	90,946

TOTAL LONG TERM LIABILITIES	2,740,834	4,175,538

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,753,861 shares issued, 25,658,203 shares outstanding	287,539	287,539
Additional paid-in capital	37,746,005	37,528,841
Retained earnings	1,257,371	1,985,181
Accumulated other comprehensive income	—	934,755
Treasury stock, at cost – 3,095,658 shares	(7,546,814)	(7,546,814)

	31,744,101	33,189,502

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,618,815	$45,131,840

The accompanying notes are an integral part of these consolidated financial statements.

F – 3

CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,

	2010	2009

NET SALES	$24,564,226	$22,828,328

COST OF SALES	13,008,747	12,199,396

GROSS PROFIT	11,555,479	10,628,932

OPERATING EXPENSES
Research and development	2,174,798	2,066,018
Sales and marketing	4,358,024	4,158,836
General and administrative	4,217,134	5,328,027

TOTAL OPERATING EXPENSES	10,749,956	11,552,881

OPERATING INCOME (LOSS)	805,523	(923,949)

OTHER (INCOME) EXPENSE
Interest (income)	(22,655)	(45,869)
Interest expense - net	212,149	277,037
Other (income) – net	(307,144)	(248,588)

TOTAL OTHER (INCOME) EXPENSE	(117,650)	(17,420)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE (BENEFIT) FROM INCOME TAXES	923,173	(906,529)

(BENEFIT) FROM INCOME TAXES	(91,870)	(6,366,851)

INCOME FROM CONTINUING OPERATIONS	1,015,043	5,460,322

(LOSS) FROM DISCONTINUED OPERATIONS – NET OF TAXES	(1,742,853)	(3,428,069)

NET INCOME (LOSS)	$(727,810)	$2,032,253

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted
Continuing operations	$0.04	$0.21
Discontinued operations	$(0.07)	$(0.13)

NET INCOME (LOSS) PER COMMON SHARE	$(0.03)	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25,658,203	25,658,203
Diluted	25,685,291	25,658,203

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock	Additional Paid-in Capital	Retained Earnings(Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total

BALANCE AT DECEMBER 31, 2008	$287,539	$37,259,386	$(47,072)	$724,408	$(7,546,814)	$30,677,447

Net income	—	—	2,032,253	—	—	2,032,253

Foreign currency translation	—	—	—	293,448	—	293,448

Amount recognized for employee pension obligation	—	—	—	(83,101)	—	(83,101)

Comprehensive income	—	—	—	—	—	2,242,600

Stock options expensed	—	269,455	—	—	—	269,455

BALANCE AT DECEMBER 31, 2009	$287,539	$37,528,841	$1,985,181	$934,755	$(7,546,814)	$33,189,502

F – 5

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock	Additional Paid-in Capital	Retained Earnings(Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total

Net (loss)	—	—	(727,810)	—	—	(727,810)

Foreign currency translation	—	—	—	(31,320)	—	(31,320)

Amount recognized for employee pension obligation	—	—	—	(903,435)	—	(903,435)

Comprehensive income (loss)	—	—	—	—	—	(1,662,565)

Stock options expensed	—	217,164	—	—	—	217,164

BALANCE AT DECEMBER 31, 2010	$287,539	$37,746,005	$1,257,371	$0	$(7,546,814)	$31,744,101

F – 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,

	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(727,810)	$2,032,253
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	621,706	868,790
Amortization	13,906	42,409
Loss on sale of discontinued operations	430,565	3,348,122
Stock compensation expense	217,164	269,455
Interest on investment securities	—	(27,184)
Deferred rent	(53,025)	(10,720)
Deferred income taxes	(668,886)	(4,298,689)
Provision for (recovery of) doubtful accounts	(106,247)	75,284
Changes in assets and liabilities:
Accounts receivable	(269,247)	1,041,512
Inventory	(314,836)	985,587
Income taxes payable	(253,543)	9,272
Prepaid expenses, income taxes recoverable and other current assets	1,953,073	(592,478)
Other long-term liabilities	—	42,881
Accounts payable and accrued expenses	(2,003,302)	(677,785)

Net cash provided by (used for) operating activities	(1,160,482)	3,108,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(334,260)	(276,631)
Proceeds from dispositions of property, plant and equipment	—	4,340
Proceeds from dispositions of Willtek assets	2,749,975	—
Proceeds from sale of investment securities	—	5,003,576

Net cash provided by investing activities	2,415,715	4,731,285

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage note	(63,384)	(58,784)
Payment on bank note payable	(1,475,149)	(365,114)

Net cash (used for) financing activities	(1,538,533)	(423,898)

Effect of foreign currency on cash and cash equivalents	(149,862)	32,889

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(433,162)	7,448,985

Cash and cash equivalents, at beginning of year	14,076,382	6,627,397

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$13,643,220	$14,076,382

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
Taxes	$537,332	$304,850
Interest	$238,707	$294,994

The accompanying notes are an integral part of these consolidated financial statements.

F – 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation:

Wireless Telecom Group, Inc. and Subsidiaries (the “Company”), develops and manufactures a wide variety of electronic noise sources, testing and measurement instruments and high-power, passive microwave components, which it sells to customers throughout the United States and worldwide through its foreign sales corporation and foreign distributors to commercial and government customers in the electronics industry. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries, Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH (through May 7, 2010), WTG Foreign Sales Corporation and NC Mahwah, Inc. All intercompany transactions are eliminated in consolidation.

Throughout 2009, Willtek Communications GmbH (“Willtek”) experienced a decline in revenues and, consequently, a decline in gross margins primarily due to an overall industry slowdown in worldwide cellular handset demand. In light of these, and other, current market challenges facing Willtek, including significant research and development expenses required to remain competitive, management evaluated several strategic alternatives and opportunities, such as, restructuring the existing business, finding a strategic partner, making additional investments in technology research and development or a sale of some or all of the Willtek assets.

In November 2009, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operations, assets and intellectual property relating to the Company’s foreign subsidiary, Willtek, so that the Company could focus on growing its domestic based business divisions. The board of directors authorized management to begin negotiations with interested parties to sell substantially all of the assets of Willtek or cease incurring costs related to its development. On April 9, 2010, the Company entered into an asset purchase agreement to sell substantially all the operating assets and certain liabilities of Willtek and on May 7, 2010 successfully completed this sale.

As a result of the aforementioned sale of Willtek, the Company’s consolidated balance sheet at December 31, 2009 presents the accounts of Willtek as assets and liabilities held for sale. Willtek’s operating activities through the May 7, 2010 sale date, and for all of fiscal year 2009, are included in the Company’s consolidated statement of operations as discontinued operations (see Note 2). As a result, the succeeding information presented in these notes to the financial statements pertains primarily to the Company’s continuing operations.

Use of Estimates:

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at December 31, 2010, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. At December 31, 2010, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage amounted to $2,860,698 and $2,771,259, respectively. At December 31, 2009, the fair value and carrying value of fixed rate mortgage amounted to $2,930,764 and $2,834,645, respectively.

The Company records its financial assets and liabilities at fair value. The accounting standard for fair value (i) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, (ii) establishes a framework for measuring fair value, (iii) establishes a hierarchy of fair value measurements based upon the observability of inputs used to value assets and liabilities, (iv) requires consideration of nonperformance risk, and (v) expands disclosures about the methods used to measure fair value.

The accounting standard establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect our assumptions about valuation. The three levels of the hierarchy are defined as follows:

Level 1: Observable inputs such as quoted prices in active markets for identical assets and liabilities;

Level 2: Inputs other than quoted prices but are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

At December 31, 2010, the Company did not have any financial assets or liabilities which are required to be measured at fair value on a recurring basis. At December 31, 2009, the net assets of Wiltek (see note 2) were recorded at their net realizable values based upon Level 2 hierarchy.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of operating and money market accounts.

The Company classifies investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. As of December 31, 2010, substantially all of the Company’s investments consisted of cash and cash equivalents.

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

Inventories:

Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses. Inventory carrying value is net of inventory reserves of $452,310 and $810,904 for the years ended December 31, 2010 and 2009, respectively. In 2010, during the review of its inventory reserves, the Company identified and scrapped $243,713 of obsolete inventory.

Inventories consist of:

	December 31,

	2010	2009

Raw materials	$4,632,195	$4,393,992
Work-in-process	830,684	1,252,251
Finished goods	1,472,293	1,297,988

	$6,935,172	$6,944,231

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

Goodwill:

The Company reviews the goodwill of its subsidiary, Microlab, for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable, and also reviews Microlab’s goodwill annually in accordance with Accounting Standards Codification (ASC) 350, “Accounting for Business Combinations, Goodwill, and Other Intangible Assets.” The process of evaluating the potential impairment of goodwill is ongoing, subjective and requires significant judgment and estimates regarding future cash flows and forecasts. Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment.

F – 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In the second step, the impairment is computed by estimating the fair value of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. As noted above, goodwill is attributable to one of the Company’s reporting units, Microlab.

In the fourth quarters of 2010 and 2009, management performed their annual impairment test of goodwill which indicated that Microlab’s fair value was significantly in excess of its carrying value, therefore, there was no impairment for either of the periods presented.

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

Research and Development Costs:

Research and development costs are charged to operations when incurred. The amounts charged to continuing operations for the years ended December 31, 2010 and 2009 were $2,174,798 and $2,066,018, respectively.

Advertising Costs:

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $358,248 and $357,063 for the years ended December 31, 2010 and 2009, respectively.

Comprehensive Income (Loss):

Prior to the disposition of Willtek (see Note 2), assets and liabilities of the Company’s foreign subsidiaries were translated at period-end exchange rates, while income and expenses were translated at average rates for the period. Translation gains and losses were reported as a component of accumulated other comprehensive income (loss) on the statement of changes in shareholders’ equity in accordance with ASC 220, “Comprehensive Income”.

F – 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

During the fiscal year ended December 31, 2009, included in other comprehensive income (loss) was an adjustment for Willtek’s employee benefit obligations due to the provisions of ASC 715, “Compensation –Retirement Benefits”, as well as, foreign currency translation gains and losses. At December 31, 2009, in connection with the Company’s intent and eventual sale of substantially all of the assets of its foreign subsidiary (see Note 2), amounts recorded in other comprehensive income (loss) were included in the determination of the loss of discontinued operations.

Components of other comprehensive income (loss) consist of the following:

	Foreign Currency Translation	Pension Liability Adjustments	Total Accumulated Other Comprehensive Income (loss)

Balance at December 31, 2008	$(262,128)	$986,536	$724,408
Amounts recognized for employee pension costs	—	(83,101)	(83,101)
Foreign currency translation	293,448	—	293,448

Balance at December 31, 2009	$31,320	$903,435	$934,755
Amounts recognized for employee pension costs	—	(903,435)	(903,435)
Foreign currency translation	(31,320)	—	(31,320)

Balance at December 31, 2010	$—	$—	$—

Stock-Based Compensation:

The Company follows the provisions of ASC 718, “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2010 and 2009, the Company took into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation was zero.

Income Taxes:

The Company records deferred taxes in accordance with ASC 740, “Accounting for Income Taxes”. This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset, a majority of which has been generated by the disposition of Willtek, and determines the necessity for a valuation allowance.

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

The Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2010 and 2009, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2010 and 2009, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Income (Loss) Per Common Share:

Basic income (loss) per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Years Ended December 31,

	2010	2009

Weighted average number of common shares outstanding — Basic	25,658,203	25,658,203
Potentially dilutive stock options	27,088	—

Weighted average number of common and equivalent shares outstanding-Diluted	25,685,291	25,658,203

Common stock options are included in the diluted income (loss) per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented. The weighted average number of common stock equivalents not included in diluted income (loss) per share, because the effects are anti-dilutive, was 2,753,472 and 3,317,778 for 2010 and 2009, respectively.

Subsequent events:

The Company has evaluated subsequent events and, except for the events described with respect to the stock repurchase, the appointment of a corporate officer and the granting of restricted stock (see Note 13), the Company has determined that there were no other subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.

F – 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements Affecting the Company:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (amendments to FASB ASC Topic 350, Intangibles, Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The Company is in the process of evaluating the impact of adopting this ASU on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method” (Topic 605). ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research and development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements as the Company has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This update provides amendments to Subtopic 820-10 that requires new disclosure about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years and interim periods beginning on or after December 15, 2010.

Since the requirements of this ASU only relate to disclosure, the adoption of the portion of this guidance that became effective January 1, 2010 did not have a material impact on the Company’s consolidated financial statements. Furthermore, we do not expect the portion of the guidance to become effective January 1, 2011 to have a material impact in the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements.” This update amends Accounting Standards Codification Subtopic 985-605, “Software Revenue Recognition,” to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

F – 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

NOTE 2 –	DISCONTINUED OPERATIONS:

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

On April 9, 2010, the Company entered into an asset purchase agreement to sell substantially all of the operating assets and certain liabilities of Willtek and, on May 7, 2010, successfully completed this sale. Although no longer included in its consolidated balance sheets as of December 31, 2010, the table below presents the Willtek assets and liabilities held for sale as of the May 7, 2010 sale date and as of December 31, 2009.

Additionally, Willtek’s operating activities through the May 7, 2010 sale date are included in the Company’s consolidated statement of operations as discontinued operations. Included in accrued expenses and other current liabilities at December 31, 2010 are remaining estimated unpaid costs and fees of $1,052,074 associated with the disposition of Willtek.

Assets and liabilities held for sale as of the May 7, 2010 sale date and as of December 31, 2009 consist of the following:

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

As a result of the sale of Willtek, the Company recorded a loss on sale of discontinued operations of $3,778,687, which represents the excess of net assets, and the related realization of other comprehensive income, over the net sales price. Of this amount, $430,565 was recognized during 2010 to reflect a change in the estimate of the carrying value less the cost to dispose Willtek. The loss on sale of discontinued operations has been reflected as a reduction of assets held for sale in the May 7, 2010 and December 31, 2009 columns in the table above.

The following table summarizes the components of discontinued operations:

	For the Year Ended December 31,

	2010	2009

Net sales	$6,642,152	$25,860,848
Gross profit	2,609,331	12,982,522
(Loss) from discontinued operations before taxes	(1,313,032)	(73,961)
Provision (benefit) for income taxes	(744)	5,986
(Loss) from discontinued operations	(1,312,288)	(79,947)
(Loss) from sale of discontinued operations	(430,565)	(3,348,122)

Net (loss) from discontinued operations	$(1,742,853)	$(3,428,069)

Cash flows from discontinued operations for the years ended December 31, 2010 and 2009 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations are as follows:

	For the Year Ended December 31,

	2010	2009

Cash flows from operating activities	$94,064	$612,305
Cash flows from investing activities	(3,136)	(153,317)
Cash flows from financing activities	$(415,211)	$(365,114)

NOTE 3 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, consists of the following:

	December 31,

	2010	2009

Building and improvements	$3,557,185	$3,557,186
Machinery and equipment	3,067,771	2,789,085
Furniture and fixtures	99,282	145,218
Transportation equipment	145,867	103,541
Leasehold improvements	1,072,810	1,061,605

	7,942,915	7,656,635

Less: accumulated depreciation	4,404,900	3,920,296

	3,538,015	3,736,339
Add: land	700,000	700,000

	$4,238,015	$4,436,339

Depreciation expense from continuing operations of $529,448 and $540,694 was recorded for the years ended December 31, 2010 and 2009 respectively.

F – 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 4 -	OTHER ASSETS:

Other assets consist of the following:

	December 31,

	2010	2009

Product demo assets	$618,674	$592,094
Building escrow reserve	222,720	208,448
Software license	95,675	—
Security deposit	50,000	50,000
Miscellaneous	1,039	12,481

Total	$988,108	$863,023

NOTE 5 -	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

	December 31,

	2010	2009

Accrued disposition costs	$1,052,074	$—
Payroll and related benefits	590,735	460,689
Accrued taxes	—	264,731
Accrued severance	—	81,994
Warranty reserve	315,000	315,000
Goods received not invoiced	91,214	183,824
Professional fees	25,739	104,623
Interest	—	75,000
Commissions	44,394	42,565
Other	202,979	401,799

Total	$2,322,135	$1,930,225

NOTE 6 -	MORTGAGE AND NOTE PAYABLE – LONG TERM:

The Company has a mortgage payable secured by certain properties in the amount of $2,771,259. This note bears interest at an annual rate of 7.45%, requires monthly payments of principal and interest of $23,750 and matures in August 2013.

Maturities of mortgage principal payments for the next two years are $68,347 and $73,697, respectively, with a balloon payment due in the third and final year of $2,629,215.

At December 31, 2009, Willtek carried a bank loan in the amount of Euro 1,178,100 (U.S. $1,688,571), which had been bearing interest at the annual rate of 4% and required semi-annual payments to be made. This bank loan was not part of the sale of Willtek and accordingly the Company continued to assume responsibility for repayment. In 2010, the Company satisfied the entire outstanding principal and interest due through payment of $1,475,149 to the bank. Since this bank note was in principle a Euro denominated loan, the outstanding loan balance was subject to foreign currency fluctuations. The Company benefited from the weakening Euro at time of payment.

F – 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7 -	SHAREHOLDERS’ EQUITY:

During fiscal year 2000, shareholders approved the Company’s 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the grant of Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) in compliance with the Code to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. 1,500,000 shares of common stock were reserved for issuance upon the exercise of options under the original 2000 Plan. On July 6, 2006, the Company’s shareholders approved by vote to amend and restate the 2000 Plan (the “Amended and Restated 2000 Plan”), authorizing the grant of an additional 2,000,000 shares of common stock options. On September 17, 2008, shareholders further approved an amendment to the Company’s Amended and Restated 2000 Plan providing for an additional 1,000,000 shares of the Company’s common stock that may be available for future grants under the plan.

All service-based options granted have 10-year terms and, from the date of grant, vest annually and become fully exercisable after a maximum of five years. Performance-based options granted have 10-year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s board of directors.

Under the Company’s stock option plans, options may be granted to purchase shares of the Company’s common stock exercisable at prices generally equal to or above the fair market value on the date of the grant.

On December 21, 2010, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based stock options to certain employees of the Company. Accordingly, the Company entered into stock option agreements dated as of December 21, 2010, pursuant to which certain employees of the Company were awarded options to purchase collectively up to 300,000 shares of the Company’s common stock at an exercise price of $0.78 per share, representing a 5% premium over the closing price of the Company’s common stock reported on the NYSE Amex on December 21, 2010, the date of grant.

On November 8, 2010, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based stock options to the Company’s Acting Chief Financial Officer (Acting CFO). Accordingly, the Company entered into stock option agreements dated as of November 8, 2010, pursuant to which the Company’s Acting CFO was awarded options to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $0.75 per share, representing a 5% premium over the closing price of the Company’s common stock reported on the NYSE Amex (formerly the American Stock Exchange) on November 8, 2010, the date of grant.

On April 15, 2010, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based stock options to the Company’s Vice President of Global Sales and Marketing. Accordingly, the Company entered into stock option agreements dated as of April 15, 2010, pursuant to which the Company’s executive was awarded options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $0.96 per share, representing a 5% premium over the average closing bid and asked prices of the Company’s common stock for the five trading days previous to the date of grant, as reported on the NYSE Amex.

On November 24, 2009, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based stock options to the Company’s Chief Executive Officer (CEO). Accordingly, the Company entered into stock option agreements dated as of November 24, 2009, pursuant to which the Company’s CEO was awarded options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.78 per share, representing a 5% premium over the closing price of the Company’s common stock reported on the NYSE Amex on November 24, 2009, the date of grant.

F – 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7 -	SHAREHOLDERS’ EQUITY (Continued):

Under the terms of the performance-based stock option agreements, provided the employee remains in the continuous service of the Company at such times, the options will fully vest and become exercisable upon the earlier to occur of (a) the date on which the Board shall have determined that specific revenue and operating income targets have been met or (b) the date on which a “Change-of-Control” (as defined in the option agreements) of the Company is consummated, provided that all consideration in exchange therefore to which the employee may become entitled as a result of such Change-of-Control of the Company shall not be delivered to the employee until the earlier of (i) the date on which the employee’s employment with the Company is “Involuntarily Terminated” (as defined in the option agreements) following the consummation of such Change-of-Control or (ii) the date that is six months next following the date on which such Change-of-Control is consummated. The Company has not incurred expense relating to these performance-based options as, at December 31, 2010, it is more likely that not that the performance targets will not be achieved.

A summary of combined service and performance-based stock option activity, and related information for the years ended December 31, follows:

	Options	Weighted Average Exercise Price

Outstanding, December 31, 2008	3,336,967	2.25

Granted	500,000	0.78
Exercised	—	—
Forfeited/Expired	(1,528,000)	2.07
Canceled	—	—

Outstanding, December 31, 2009	2,308,967	2.05

Granted	650,000	0.86
Exercised	—	—
Forfeited/Expired	(445,300)	2.36
Canceled	—	—

Outstanding, December 31, 2010	2,513,667	1.68

Options exercisable:
December 31, 2009	1,337,467	2.52
December 31, 2010	1,082,917	2.58

The options outstanding and exercisable as of December 31, 2010 are summarized as follows:

Range of exercise prices	Weighted average exercise price	Options Outstanding	Options Exercisable	Weighted average remaining life

$0.75 - $1.42	$0.74	1,370,000	—	9.1 years
$1.69 - $2.25	$1.92	50,000	50,000	1.9 years
$2.28 - $3.13	$2.63	1,093,667	1,032,917	4.0 years

		2,513,667	1,082,917

As of December 31, 2010, the unearned compensation related to Company granted service-based incentive stock options is $52,004 which will continue to be amortized over the next year. The fair value, and unamortized amount, of performance-based options granted by the Company as of December 31, 2010 is $836,959. This unearned compensation will not be recognized until the performance conditions described above are considered by management to be achievable.

F – 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7 -	SHAREHOLDERS’ EQUITY (Continued):

The fair value of performance-based options awarded during 2010 was estimated on the date of grant using the Black-Scholes option-pricing model and included the following range of assumptions; dividend yield of 0%, risk-free interest rates of 1.13% to 2.57%, and expected option lives of 4 years. Volatility assumption was 118%. The forfeiture rate was assumed to be 0%. For 2009, the fair value of options awarded was also estimated on the date of grant using the Black-Scholes option-pricing model and included the following range of assumptions; dividend yield of 0%, risk-free interest rate of 2.15%, and expected option lives of 4 years. Volatility assumption was 113%. The forfeiture rate was assumed to be 0%.

The per share weighted average fair value of performance-based options granted in the years 2010 and 2009 were $0.60 and $0.58, respectively.

On June 8, 2010, the Company granted 40,000 shares of restricted common stock to select members of its board of directors. The shares were granted at the June 8th closing market price of $0.84 per share and will vest on the date of the Company’s next annual shareholders meeting, a vesting period of approximately one year. The total compensation expense to be recognized over the vesting period will be $33,600 of which $16,800 has been realized in 2010.

NOTE 8 -	OPERATIONAL INFORMATION AND EXPORT SALES:

Sales:

The Company and its subsidiaries develop and manufacture various types of electronic test equipment and are aggregated into a single operating segment based on similar economic characteristics, products, services, customers, U.S. Government regulatory requirements, manufacturing processes and distribution channels.

For the years ended December 31, 2010 and 2009, no customer accounted for more than 5% and 7% of total sales, respectively.

In addition to its in-house sales staff, the Company uses various manufacturers’ representatives to sell its products. For the years ended December 31, 2010 and 2009, no representative accounted for more than 10% of total sales.

Regional Sales:

The Company, in accordance with ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	For the Twelve Months Ended December 31,
Revenues from continuing operations by Region	2010	2009

Americas	$17,027,598	$15,633,581
Europe, Middle East, Africa (EMEA)	4,932,729	5,072,513
Asia Pacific (APAC)	2,603,899	2,122,234

	$24,564,226	$22,828,328

F – 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 8 -	OPERATIONAL INFORMATION AND EXPORT SALES (Continued):

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2010 and 2009, sales in the United States amounted to $15,999,539 and $14,686,491, respectively. Shipments to the remaining regions presented above were largely concentrated in Germany (EMEA) and China (APAC). For the years ended December 31, 2010 and 2009, sales to Germany amounted to $1,006,454, or 20% of all shipments to the EMEA region, and $1,077,772, or 21% of all shipments to the EMEA region, respectively. Sales to China, for the years ended December 31, 2010 and 2009, amounted to $1,508,282, or 58% of all shipments to the APAC region, and $1,154,850, or 54% of all shipments to the APAC region, respectively. There were no other shipments significantly concentrated in one country.

Purchases

In 2010 and 2009, no third-party supplier accounted for more than 8% and 6% of the Company’s total inventory purchases, respectively.

NOTE 9 -	RETIREMENT PLANS:

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2010 and 2009 aggregated $297,308 and $313,298, respectively.

The Company also maintained a non-contributory, defined benefit pension plan covering 15 active and 30 former employees of its German subsidiary. As a result of the May 7, 2010 sale of certain assets and liabilities of Willtek, the Company is no longer obligated to maintain such defined benefit plan as the ongoing responsibility was assumed by the buyer.

NOTE 10 -	INCOME TAXES:

The components of income tax expense (benefit) related to income from continuing operations are as follows:

	Year Ended December 31,

	2010	2009

Current:
Federal	$461,845	$(2,351,789)
State	115,170	283,627
Deferred:
Federal	(568,552)	(3,395,964)
State	(100,333)	(902,725)

	$(91,870)	$(6,366,851)

F – 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10 -	INCOME TAXES (Continued):

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to continuing operations:

	Year Ended December 31,

	2010	2009

	% of Pre Tax Earnings	% of Pre Tax Earnings

Statutory federal income tax rate	34.0%	(34.0)%
Change in valuation allowance on deferred taxes	(30.0)	—
Investment in foreign subsidiary	(64.2)	(736.8)
State income tax net of federal tax benefit	12.5	39.6
Income tax recoverable adjustment	33.2	—
Permanent differences	(8.0)	11.9
Over/under accruals	3.2	—
Other	9.3	17.0

	(10.0)%	(702.3)%

In 2010 and 2009, the difference between the statutory and the effective tax rate is due mainly to the disposition of Willtek.

The components of deferred income taxes are as follows:

	December 31,

	2010	2009

Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$185,024	$185,322
Allowances for doubtful accounts	29,528	62,069
Accruals	242,663	216,800
Tax effect of goodwill	(116,228)	(13,524)
Book depreciation over tax	23,494	(7,644)
Net operating loss carryforward	18,709,159	18,572,869

	19,073,640	19,015,892
Valuation allowance for deferred tax assets	(13,380,250)	(13,991,388)

	$5,693,390	$5,024,504

The Company has a domestic net operating loss carryforward at December 31, 2010 of approximately $29,200,000 which expires in 2029. The Company also has a foreign net operating loss carryforward at December 31, 2010 of approximately $23,400,000 which has no expiration.

As a result of the disposition of the assets of Willtek (see Note 2), the Company benefited from a tax deduction on its 2009 tax return equal to its outside basis in its investment in, and advances to, Willtek. Accordingly, the Company realized a tax benefit, net of valuation allowance, of approximately $6,400,000 in 2009. Earnings per share of $0.21 from continuing operations in 2009, includes $0.25 per share relating to this tax benefit.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2010. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2010.

F – 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10 -	INCOME TAXES (Continued):

The Company files income tax returns in the U.S. (federal and various states), German and French taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2006.

The Company does not have any significant unrecognized tax benefits and does not anticipate significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts recognized for income tax related interest and penalties as a component of the provision for income taxes are immaterial for the years ended December 31, 2010 and 2009.

NOTE 11 -	COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company typically provides one-year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. Historically, warranty expense within the Company has been minimal. In 2009, there was a onetime increase of $240,000 in warranty costs due to the potential rework of specific product shipped in 2008. This product is no longer being produced at original specifications and this amount represents the maximum potential warranty related to these shipments.

Leases:

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant. The term of the lease agreement is for ten years beginning on October 1, 2001 and ending September 30, 2011 and can be renewed at the tenants option for one five-year period at fair market value to be determined at term expiration.

The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance. The future minimum lease payments are aligned with the lease expiration date of September 30, 2011. The future minimum lease payments through this period are $335,133.

Additionally, the Company leased a 36,000 square foot facility located in Ismaning, Germany, which was being used as Willtek’s headquarters and manufacturing plant. Due to the May 7, 2010 sale of Willtek, the lease was assumed by the buyer and is no longer an obligation of the Company.

Rent expense included in continuing operations for the years ended December 31, 2010 and 2009 was $535,194 and $533,905, respectively.

The Company owns a 44,000 square foot facility located in Mahwah, New Jersey which is leased to an unrelated third party. This lease, which terminates in 2013, provides for annual rental income of $385,991 throughout the lease term. The current tenant has an exclusive option to purchase the property, at a predetermined purchase price of approximately $3,500,000, up through August 1, 2012.

F – 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 11 -	COMMITMENTS AND CONTINGENCIES (Continued):

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2015. All leases may be renewed at the end of their respective leasing periods. Future payments relative to continuing operations consist of the following at December 31, 2010:

2011	$75,514
2012	74,267
2013	74,267
2014	74,267
2015	55,700

$354,015

Environmental Contingencies:

Following an investigation by the New Jersey Department of Environmental Protection (NJDEP) in 1982, of the waste disposal practices at a certain site formerly leased by Boonton, the Company put a ground water management plan into effect as approved by the NJDEP. Costs associated with this site are charged directly to income as incurred. The owner of this site has previously notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the Company liable for any resulting damages. Since May 1983, the owner has been on notice of this problem and has failed to institute any legal proceedings with respect thereto. While this does not bar the owner from instituting a suit, it is the opinion of the Company’s legal counsel that it is unlikely that the owner would prevail on any claim.

Costs charged to operations in connection with the water management plan amounted to approximately $50,000 and $70,000 for the years ended December 31, 2010 and 2009, respectively. The Company estimates that expenditures in this regard, including the costs of operating the wells and analyzing soil and water samples, will continue until the NJDEP determines that testing is complete. Recently, the Company has hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

Software license:

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

F – 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 11 -	COMMITMENTS AND CONTINGENCIES (Continued):

As of December 31, 2010, the Company had no borrowings outstanding under the facility and approximately $6,000,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes cash generated from operations will adequately meet near-term working capital requirements.

Risks and Uncertainties:

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

NOTE 12 -	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly financial data from continuing operations (in thousands, except per share amounts).

2010	Quarter

	1st	2nd	3rd	4th

Net sales	$6,137	$6,081	$5,710	$6,636
Gross profit	2,803	2,956	2,696	3,100
Operating income (loss)	312	321	(40)	213
Net income from continuing operations	320	298	39	358
Diluted net income per share from continuing operations	$.01	$.01	$.00	$.02

2009	Quarter

	1st	2nd	3rd	4th

Net sales	$5,528	$5,156	$6,240	$5,905
Gross profit	2,626	2,223	2,929	2,851
Operating (loss)	(196)	(619)	(62)	(35)
Net income (loss) from continuing operations	(223)	(198)	(18)	5,912
Diluted net income (loss) per share from continuing operations	$(.01)	$(.01)	$(.00)	$.23

NOTE 13 -	SUBSEQUENT EVENTS:

On January 2, 2011, the Company closed on an agreement, entered into during the fourth quarter of 2010, to repurchase 692,917 shares of its common stock for a price of $0.66 per share, or an aggregate price of $457,325. The number of shares repurchased represents 2.7% of the Company’s outstanding common stock. In 2008, the Company’s Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock. Although the Company does not expect to repurchase additional shares in the near-future, the authorized repurchase program does not have an expiration date.

On March 22, 2011, the Company’s Board of Directors appointed its current Senior Vice President of Global Sales and Marketing to serve as an officer of the Company.

Additionally, on March 22, 2011, the Company’s Board of Directors approved the granting of 50,000 shares of restricted stock to the Company’s Chief Executive Officer. The shares will vest over a one-year period.

F – 25

WIRELESS TELECOM GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS FOR EACH OF THE TWO YEARS ENDED DECEMBER 31,

Allowance for doubtful accounts:

	Balance at Beginning of year	Provisions	Deductions	Translation adjustment	Balance at end of year

2010	$155,173	$73,647	$(155,001)	—	$73,819
2009	101,386	90,867	(37,080)	—	155,173

Allowance for deferred tax valuation:

	Balance at beginning of year	Provisions	Reductions	Translation adjustment	Balance at end of year

2010	$13,991,388	—	$(611,138)	—	$13,380,250
2009	14,846,140	—	(885,521)	30,769	13,991,388

Reserves for inventories:

	Balance at beginning of year	Provisions	Reductions	Translation adjustment	Balance at end of year

2010	$810,904	$183,480	$(542,074)	—	$452,310
2009	787,441	76,161	(52,698)	—	810,904

F – 26