Form 10-Q
period 2011-03-31
WIRELESS TELECOM GROUP INC
filed 2011-05-16
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of Common Stock outstanding as of May 12, 2011: 25,055,286

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010

	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$12,142,131	$13,643,220
Accounts receivable - net of allowance for doubtful accounts of $92,524 and $73,819 for 2011 and 2010, respectively	4,376,976	4,303,720
Inventories	7,097,730	6,935,172
Deferred income taxes - current	256,016	457,215
Prepaid expenses and other current assets	390,051	465,798

TOTAL CURRENT ASSETS	24,262,904	25,805,125

PROPERTY, PLANT AND EQUIPMENT - NET	4,331,222	4,333,690

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	5,574,945	5,236,175
Other assets	896,481	892,433

TOTAL OTHER ASSETS	7,822,818	7,480,000

TOTAL ASSETS	$36,416,944	$37,618,815

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$655,198	$743,398
Accrued expenses and other current liabilities	1,313,366	2,360,057
Current portion of mortgage payable	69,647	68,347

TOTAL CURRENT LIABILITIES	2,038,211	3,171,802

LONG TERM LIABILITIES:
Mortgage payable	2,685,005	2,702,912

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,843,861 and 28,753,861 shares issued, respectively, 25,055,286 and 25,658,203 shares outstanding, respectively	288,439	287,539
Additional paid-in-capital	37,766,506	37,746,005
Retained earnings	1,642,923	1,257,371
Treasury stock at cost, 3,788,575 and 3,095,658 shares, respectively	(8,004,140)	(7,546,814)

TOTAL SHAREHOLDERS’ EQUITY	31,693,728	31,744,101

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,416,944	$37,618,815

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,

	2011	2010

NET SALES	$6,076,955	$6,137,342

COST OF SALES	3,427,095	3,334,295

GROSS PROFIT	2,649,860	2,803,047

OPERATING EXPENSES
Research and development	524,784	541,332
Sales and marketing	1,193,807	986,256
General and administrative	633,637	963,915

TOTAL OPERATING EXPENSES	2,352,228	2,491,503

OPERATING INCOME	297,632	311,544

OTHER (INCOME) EXPENSE
Interest (income)	(3,296)	(3,451)
Interest expense	52,277	53,482
Other (income) - net	(55,550)	(62,128)

TOTAL OTHER (INCOME) EXPENSE	(6,569)	(12,097)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	304,201	323,641

PROVISION (BENEFIT) FOR INCOME TAXES	(81,351)	3,345

INCOME FROM CONTINUING OPERATIONS	385,552	320,296

(LOSS) FROM DISCONTINUED OPERATIONS - NET OF TAXES	—	(1,284,358)

NET INCOME (LOSS)	$385,552	$(964,062)

INCOME (LOSS) PER COMMON SHARE:

BASIC AND DILUTED
Continuing operations	$0.02	$0.01
Discontinued operations	$0.00	$(0.05)

NET INCOME (LOSS) PER COMMON SHARE:	$0.02	$(0.04)

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$385,552	$(964,062)
Adjustments to reconcile net income (loss) to net cash (used for) operating activities:
Depreciation and amortization	124,613	219,132
Loss on sale of discontinued operations	—	609,630
Stock compensation expense	21,401	50,091
Deferred income taxes	(137,571)	(43,398)
Provision for (recovery of) losses on accounts receivable	18,705	(60,800)
Changes in assets and liabilities:
Accounts receivable	(91,961)	(539,320)
Inventories	(162,558)	(214,062)
Prepaid expenses and other assets	71,699	(81,489)
Accounts payable, accrued expenses and other current liabilities	(1,134,891)	(183,398)

Net cash (used for) operating activities	(905,011)	(1,207,676)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(122,145)	(13,435)

Net cash (used for) investing activities	(122,145)	(13,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(16,607)	(15,401)
Acquisition of treasury stock - 692,917 shares	(457,326)	—

Net cash (used for) financing activities	(473,933)	(15,401)

Effect of foreign currency on cash and cash equivalents	—	(97,225)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,501,089)	(1,333,737)

Cash and cash equivalents, at beginning of period	13,643,220	14,076,382

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12,142,131	$12,742,645

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$1,470	$185,000

Interest	$52,277	$53,482

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2010	$287,539	$37,746,005	$1,257,371	$(7,546,814)	$31,744,101

Net income	—	—	385,552	—	385,552
Shares issued under restricted stock plan	900	(900)	—	—	—
Stock compensation expense	—	21,401	—	—	21,401
Repurchase of treasury stock	—	—	—	(457,326)	(457,326)

Balances at March 31, 2011	$288,439	$37,766,506	$1,642,923	$(8,004,140)	$31,693,728

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH (“Willtek”), WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

In 2010, the Company sold substantially all of the assets and liabilities of its foreign subsidiary, Willtek. Accordingly, the operating activities of Willtek for the three-months ended March 31, 2010 are included in the Company’s condensed consolidated statement of operations as discontinued operations (see Note 3).

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its annual report on Form 10-K for the year ended December 31, 2010. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted from this report.

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

The results of operations for the three-month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at March 31, 2011, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. At March 31, 2011, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of the fixed rate mortgage payable amounted to $2,831,484 and $2,754,652, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

The Company has evaluated subsequent events and other than events specified in this report (see Note 11), the Company has determined that there were no other subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements.

Certain prior period information has been reclassified to conform to the current period’s reporting presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (amendments to FASB ASC Topic 350, Intangibles, Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The Company’s adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method” (Topic 605). ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research and development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements as the Company has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This update provides amendments to Subtopic 820-10 that requires new disclosure about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years and interim periods beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the portion of this guidance that became effective January 1, 2010 did not have a material impact on the Company’s consolidated financial statements. Furthermore, the portion of this guidance that became effective January 1, 2011 did not have a material impact in the Company’s condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

As mentioned above (see Note 1), the operating activities of Willtek for the three-months ended March 31, 2010 are included in the Company’s condensed consolidated statement of operations as discontinued operations. The following table summarizes the components of discontinued operations for the three-months ended March 31, 2010:

Net sales	$5,108,979
Gross profit	2,206,293
(Loss) from discontinued operations before taxes	(674,487)
Provision for income taxes	241
(Loss) from discontinued operations	(674,728)
(Loss) on sale of discontinued operations	(609,630)

Net income (loss) from discontinued operations	$(1,284,358)

Cash flows from discontinued operations for the three-months ended March 31, 2010 are combined with the cash flows from operations within each of the three categories presented below. Cash flows from discontinued operations for the three-months ended March 31, 2010 are as follows:

Cash flows from operating activities	$(760,452)
Cash flows from investing activities	$(6,339)
Cash flows from financing activities	$—

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

The components of deferred income taxes are as follows:

	March 31, 2011	December 31, 2010

Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$189,006	$185,024
Allowances for doubtful accounts	37,010	29,528
Accruals	30,000	242,663
Tax effect of goodwill	(141,904)	(116,228)
Book depreciation over tax	28,180	23,494
Net operating loss carryforward	18,574,491	18,709,159

	18,716,783	19,073,640
Valuation allowance for deferred tax assets	(12,885,822)	(13,380,250)

	$5,830,961	$5,693,390

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

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2011, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended March 31, 2011 and 2010.

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

	Three Months Ended March 31,
	2011	2010

Weighted average common shares outstanding	24,981,985	25,658,203
Potentially dilutive stock options	251,490	38,807

Weighted average common shares outstanding, assuming dilution	25,233,475	25,697,010

Common stock options are included in the diluted earnings (loss) per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of options not included in diluted earnings (loss) per share, because the effects are anti-dilutive, was 2,262,177 and 2,270,160 for the three-months ended March 31, 2011 and 2010, respectively.

NOTE 6 – INVENTORIES

Inventory carrying value is net of inventory reserves of $476,729 and $452,310 at March 31, 2011 and December 31, 2010, respectively.

Inventories consist of:	March 31, 2011	December 31, 2010

Raw materials	$4,552,915	$4,632,195
Work-in-process	1,061,211	830,684
Finished goods	1,483,604	1,472,293

	$7,097,730	$6,935,172

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - GOODWILL

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

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three-month periods ended March 31, 2011 and 2010 include share-based compensation expense totaling $21,401 and $50,091, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Stock option compensation expense relative to service-based options is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period. Stock option compensation expense relating to performance-based options is the estimated fair value of options granted, recognized when stated performance targets are achieved, or expected to be achieved.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For all performance-based options granted, the Company took into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation was zero.

The Company did not grant stock options during either of the three-months ended March 31, 2011 or 2010. Additionally, no stock options were exercised, forfeited or canceled during either of the three-months ended March 31, 2011 or 2010. At March 31, 2011, the total number of stock option shares outstanding, which includes both service-based and performance-based options, was 2,513,667.

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first three months of 2011:

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Service-based Stock Options
Outstanding at January 1, 2011	1,143,667	$2.60
Granted	—
Exercised	—
Forfeited/Expired	—
Canceled	—

Outstanding at March 31, 2011	1,143,667	$2.60	3.5	—

Exercisable at March 31, 2011	1,083,667	$2.58	3.2	—

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first three months of 2011:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Performance-based Stock Options
Outstanding at January 1, 2011	1,370,000	$0.92
Granted	—
Exercised	—
Forfeited/Expired	—
Canceled	—

Outstanding at March 31, 2011	1,370,000	$0.92	8.8	—

Exercisable at March 31, 2011	—	—	—	—

As of March 31, 2011, the unearned compensation related to Company granted service-based incentive stock options is $39,003 which will continue to be amortized on a straight-line basis through the end of 2011. The fair value, and unamortized amount, of performance-based options granted by the Company as of March 31, 2011 is $836,959. This unearned compensation will not be recognized until management considers the respective performance conditions to be achievable.

On March 22, 2011, the Company awarded 50,000 shares of restricted common stock to its Chief Executive Officer. The shares were granted at the March 22, 2011 closing market price of $1.08 per share and will fully vest on the one-year anniversary from date of grant. The total compensation expense to be recognized over the vesting period is $54,000 which will be amortized on a straight-line basis.

A summary of the status of the Company’s non-vested restricted common stock as of March 31, 2011, and changes during the three-months ended March 31, 2011 are presented below:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2011	40,000	$0.84
Granted	50,000	$1.08
Vested	—	—

Non-vested at March 31, 2011	90,000	$0.97

As of March 31, 2011, the unearned compensation related to Company granted restricted stock is $62,400 which will continue to be amortized through March 31, 2012.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – SEGMENT INFORMATION: REGIONAL SALES

The Company, in accordance with ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	For the Three Months Ended March 31,
Revenues by region	2011	2010

Americas	$4,061,963	$4,225,397
Europe, Middle East, Africa (EMEA)	1,548,266	1,408,101
Asia Pacific (APAC)	466,726	503,844

	$6,076,955	$6,137,342

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended March 31, 2011 and 2010, sales in the United States amounted to $3,819,327 and $3,808,018, respectively. For the three-months ended March 31, 2011 and 2010, shipments to the EMEA region were not significantly concentrated in one country. Shipments to the APAC region were largely concentrated in China. For the three-months ended March 31, 2011 and 2010, sales in China amounted to $217,626 and $245,895, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company typically provides one-year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. Historically, warranty expense within the Company has been minimal. In 2009, there was a onetime increase of $240,000 in warranty costs due to the potential rework of specific product shipped in 2008. In the first quarter of 2011, the Company reversed the one-time warranty accrual as this product is no longer being produced at original specifications and management believes there is a remote likelihood that any units will be returned. This amount represented the maximum potential warranty related to these shipments.

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

In 2010, the Company hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

In 2010, the Company entered into a software license and support agreement with an accounting and business software supplier as part of an investment to upgrade the Company’s business and systems infrastructure. The costs associated with the systems migration are expected not to exceed $350,000.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2011, the Company had no borrowings outstanding under the facility and approximately $6,000,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

NOTE 11 - SUBSEQUENT EVENT

On May 5, 2011, the Company entered into a building lease agreement with its current landlord to remain at its principal corporate headquarters in Hanover Township, Parsippany, NJ. The term of the lease agreement is for three years beginning October 1, 2011 and ending September 30, 2014. The Company will benefit from a reduction in the base rent rate, realizing savings of approximately $480,000 over the three year term, or approximately $160,000 when annualized.

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

In 2010, the Company sold substantially all of the assets and liabilities of its foreign subsidiary, Willtek. Accordingly, the operating activities of Willtek for the three-months ended March 31, 2010 are included in the Company’s condensed consolidated statement of operations as discontinued operations.

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and as of December 31, 2010 (ii) Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2011 (unaudited) and 2010 (unaudited) and (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 (unaudited) and 2010 (unaudited).

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2011 and December 31, 2010, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended March 31, 2011 and 2010.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

For the three-months ended March 31, 2011 as compared to the corresponding period of the previous year, net sales slightly decreased to approximately $6,077,000 from approximately $6,137,000, a decrease of approximately $60,000 or 1.0%. This slight decrease is primarily due to what management believes is a temporary softening in demand for the Company’s products and services, driven mostly by the delay in the release of government related programs. The Company expects government spending on specific defense programs to increase throughout 2011 as spending budgets are approved.

Gross profit on net sales for the three-months ended March 31, 2011 was approximately $2,650,000 or 43.6% as compared to approximately $2,803,000 or 45.7% of net sales for the three-months ended March 31, 2010. Gross profit margins are lower for the three-months ended March 31, 2011 as compared to the same period of the previous year primarily due to significant non-recurring costs being allocated to comparatively flat revenues and an unfavorable product mix. During the three-months ended March 31, 2011, the Company incurred severance costs relating to the implementation of a cost reduction plan which included several manufacturing employees. The severance amount paid to these manufacturing employees was approximately $73,000. Additionally, during the quarter ended March 31, 2011, the Company carried excess inventory in the amount of approximately $270,000 relating to a recently discontinued product line. This inventory was sold in its entirety at cost which negatively impacted gross profit.

The Company’s products consist of several models with varying degrees of capabilities which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand alone components or devices that are connected to, or used in conjunction with, such equipment from an external site, in the factory or in the field. The Company can experience variations in gross profit based upon the mix of these products sold, as well as, variations due to revenue volume and economies of scale. Manufacturing overhead costs remained relatively consistent period over period. The Company continues to carefully monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the three-months ended March 31, 2011 were approximately $2,352,000 or 39% of net sales as compared to approximately $2,492,000 or 41% of net sales for the three-months ended March 31, 2010. Operating expenses are lower for the three-months ended March 31, 2011 primarily due to decreases in general and administrative expenses and a slight decrease in research and development expenses, offset by an increase in sales and marketing expenses. The decreases in general and administrative expenses are primarily due to a decrease in non-cash stock option charges, a decrease in professional fees and the reversal of a specific warranty accrual in the amount of $240,000 relating to product shipped in 2008. The Company determined that there is a remote likelihood that any of these specific units will be returned and subsequently reversed the accrual. Sales and marketing expenses increased primarily due to higher, order-specific commissions paid to the Company’s external, non-employee sales representatives and severance paid to certain sales employees in connection with the cost reduction plan mentioned above.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest income was approximately $3,000 the three-months ended March 31, 2011 and 2010, respectively. Interest income is derived from the Company’s cash investment account. Substantially all of the Company’s cash is invested in money market funds. Other income, net of other non-operating expense, decreased by approximately $6,000 for the three-months ended March 31, 2011 as compared to the corresponding period of the previous year. The decrease in other income is primarily due to non-operating expense incurred during the quarter ended March 31, 2011 for services relating to the ground water testing being performed at the former site of the Company’s subsidiary, Boonton. The Company has been testing the ground water in this site since 1982 in accordance with state regulations. The Company has hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Management continues to be encouraged by recent test results which support improvements in ground water conditions over time. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if any additional contamination is identified and the NJDEP requires additional remediation.

The income tax benefit for the quarter ended March 31, 2011 includes an adjustment to deferred taxes of approximately $138,000 based upon estimated realizable amounts of the utilization of operating loss carryforwards, offset by state income tax expense of approximately $57,000. For the quarter ended March 31, 2010, income tax expense includes state income tax expense of approximately $46,000, offset by an adjustment to deferred taxes of approximately $43,000. The Company has recorded a net deferred tax benefit for federal tax purposes in connection with its disposition of Willtek. This tax benefit is expected to be realized in future periods as taxable income in those periods will be offset by net operating loss carryforwards. Management has provided a valuation allowance in the deferred tax asset resulting from these net operating loss carryforwards based upon the expected benefit to be realized from the future utilization of these carryforward losses. In evaluating the recoverability of the deferred tax asset, management projects actual taxable income over the next five years. Accordingly, the recorded amount of the deferred tax asset is subject to judgment by management and could differ from the actual benefit.

For the three-months ended March 31, 2011, the Company realized income from continuing operations of approximately $386,000 or $0.02 per share on a diluted basis, as compared to income from continuing operations of approximately $320,000 or $0.01 per share on a diluted basis for the three-months ended March 31, 2010, an increase of approximately $66,000. This increase was primarily due to the analysis mentioned above.

For the three-months ended March 31, 2011, net results from discontinued operations was $0 or $0.00 per share on a diluted basis as compared to a net loss from discontinued operations of approximately $1,284,000 or $0.05 per share on a diluted basis for the three-months ended March 31, 2010. The loss during the three-months ended March 31, 2010 was primarily due to approximately $609,000 of a loss recognized on the sale of Willtek resulting from an increase in anticipated closing costs and approximately $675,000 of operating losses in Willtek.

Net income was approximately $386,000 or $0.02 income per share on a diluted basis for the quarter ended March 31, 2011 as compared to a net loss of approximately $964,000 or $0.04 loss per share on a diluted basis for the quarter ended March 31, 2010, an increase of approximately $1,350,000. The net income and loss fluctuation was primarily due to the divestiture of Willtek as mentioned in the overall analysis above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s working capital has decreased by approximately $408,000 to approximately $22,225,000 at March 31, 2011, from approximately $22,633,000 at December 31, 2010. The decrease in working capital is primarily due to the repurchase of approximately 693,000 shares of the Company’s common stock in 2011. At March 31, 2011 the Company had a current ratio of 11.9 to 1, and a ratio of debt to tangible net worth of .2 to 1. At December 31, 2010, the Company had a current ratio of 8.1 to 1, and ratio of debt to tangible net worth of .2 to 1.

The Company had cash and cash equivalents of approximately $12,142,000 at March 31, 2011, compared to approximately $13,643,000 at December 31, 2010. In January 2011, the Company paid approximately $874,000 in disposition fees relating to the sale of Willtek which were recorded as accrued expenses in the Company’s consolidated balance sheet at December 31, 2010. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

The Company used cash for operating activities of approximately $905,000 for the three-month period ending March 31, 2011. The primary use of this cash was due to a decrease in accounts payable, accrued expenses and other current liabilities, an increase in inventory and an increase in accounts receivable, partially offset by a decrease in prepaid expenses and other assets.

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

Net cash used for investing activities for the three-months ended March 31, 2011 and 2010 was approximately $122,000 and $13,000, respectively. The use of these funds was for capital expenditures.

Cash used for financing activities for the three-months ended March 31, 2011 was approximately $474,000. The use of these funds was for the acquisition of treasury stock, which was approved by the Company’s board of directors in 2010, and the periodic payment of a mortgage note. For the three-months ended March 31, 2010, cash used for financing activities was approximately $15,000. The use of these funds was for the periodic payment of a mortgage note.

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2011, the Company had no borrowings outstanding under the facility and approximately $6,000,000 of borrowing availability.

The Company believes that its financial resources from working capital are adequate to meet its current needs. However, should current global economic conditions deteriorate, additional working capital funding may be required which may be difficult to obtain due to restrictive credit markets.

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

Item 1A. RISK FACTORS

The Company is not aware of any material changes from risk factors as previously disclosed in its Form 10-K for the year ended December 31, 2010.

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

WIRELESS TELECOM GROUP, INC.

(Registrant)

Date: May 16, 2011	/S/Paul Genova

Paul Genova Chief Executive Officer

Date: May 16, 2011	/S/Robert Censullo

Robert Censullo Acting Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)