Form 10-Q
period 2011-06-30
WIRELESS TELECOM GROUP INC
filed 2011-08-15
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of Common Stock outstanding as of August 9, 2011: 25,039,046

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010

	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$12,418,774	$13,643,220
Accounts receivable - net of allowance for doubtful accounts of $92,357 and $73,819 for 2011 and 2010, respectively	4,240,110	4,303,720
Inventories	7,476,410	6,935,172
Deferred income taxes - current	294,841	457,215
Prepaid expenses and other current assets	401,399	465,798

TOTAL CURRENT ASSETS	24,831,534	25,805,125

PROPERTY, PLANT AND EQUIPMENT - NET	4,297,860	4,333,690

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	5,757,159	5,236,175
Other assets	889,555	892,433

TOTAL OTHER ASSETS	7,998,106	7,480,000

TOTAL ASSETS	$37,127,500	$37,618,815

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$1,265,295	$743,398
Accrued expenses and other current liabilities	901,919	2,360,057
Current portion of mortgage payable	70,972	68,347

TOTAL CURRENT LIABILITIES	2,238,186	3,171,802

LONG TERM LIABILITIES:
Mortgage payable	2,666,758	2,702,912

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 28,883,861 and 28,753,861 shares issued, respectively, 25,086,786 and 25,658,203 shares outstanding, respectively	288,839	287,539
Additional paid-in-capital	37,801,009	37,746,005
Retained earnings	2,144,085	1,257,371
Treasury stock at cost, 3,797,075 and 3,095,658 shares, respectively	(8,011,377)	(7,546,814)

TOTAL SHAREHOLDERS’ EQUITY	32,222,556	31,744,101

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,127,500	$37,618,815

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010

NET SALES	$6,472,756	$6,080,604	$12,549,711	$12,217,946

COST OF SALES	3,554,978	3,124,767	6,982,073	6,459,062

GROSS PROFIT	2,917,778	2,955,837	5,567,638	5,758,884

OPERATING EXPENSES
Research and development	572,334	553,735	1,097,118	1,095,067
Sales and marketing	1,219,850	966,232	2,413,657	1,952,488
General and administrative	913,554	1,114,730	1,547,191	2,078,645

TOTAL OPERATING EXPENSES	2,705,738	2,634,697	5,057,966	5,126,200

OPERATING INCOME	212,040	321,140	509,672	632,684

OTHER (INCOME) EXPENSE
Interest (income)	(281)	(3,327)	(3,577)	(6,778)
Interest expense	51,961	53,189	104,238	106,671
Other (income) - net	(174,573)	(42,766)	(230,123)	(104,896)

TOTAL OTHER (INCOME) EXPENSE	(122,893)	7,096	(129,462)	(5,003)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	334,933	314,044	639,134	637,687

PROVISION (BENEFIT) FOR INCOME TAXES	(166,229)	15,809	(247,580)	19,154

INCOME FROM CONTINUING OPERATIONS	501,162	298,235	886,714	618,533

(LOSS) FROM DISCONTINUED OPERATIONS - NET OF TAXES	-	(458,493)	-	(1,742,853)

NET INCOME (LOSS)	$501,162	$(160,258)	$886,714	$(1,124,320)

INCOME (LOSS) PER COMMON SHARE:

BASIC AND DILUTED
Continuing operations	$0.02	$0.01	$0.04	$0.02
Discontinued operations	$0.00	($0.02)	$0.00	($0.07)

NET INCOME (LOSS) PER COMMON SHARE:	$0.02	($0.01)	$0.04	($0.05)

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the SIx Months Ended June 30,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$886,714	$(1,124,320)
Adjustments to reconcile net income (loss) to net cash (used for) operating activities:
Depreciation and amortization	249,755	366,258
Loss on sale of discontinued operations	-	430,565
Stock compensation expense	56,304	100,182
Deferred income taxes	(358,610)	(134,936)
Provision for (recovery of) losses on accounts receivable	18,538	(93,630)
Changes in assets and liabilities:
Accounts receivable	45,072	(526,839)
Inventories	(541,238)	(814,734)
Prepaid expenses and other assets	67,277	34,653
Accounts payable, accrued expenses and other current liabilities	(936,241)	(1,949,284)

Net cash (used for) operating activities	(512,429)	(3,712,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(213,925)	(120,690)
Proceeds from disposition of Willtek assets - net	-	2,749,975

Net cash provided by (used for) investing activities	(213,925)	2,629,285

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(33,529)	(31,096)
Payment of bank note	-	(1,475,149)
Acquisition of treasury stock - 701,417 shares	(464,563)	-

Net cash (used for) financing activities	(498,092)	(1,506,245)

Effect of foreign currency on cash and cash equivalents	-	(149,862)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,224,446)	(2,738,907)

Cash and cash equivalents, at beginning of period	13,643,220	14,076,382

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12,418,774	$11,337,475

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$103,470	$278,891

Interest	$104,238	$133,229

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2010	$287,539	$37,746,005	$1,257,371	$(7,546,814)	$31,744,101

Net income	-	-	886,714	-	886,714
Shares issued under restricted stock plan	1,300	(1,300)	-	-	-
Stock compensation expense	-	56,304	-	-	56,304
Repurchase of treasury stock	-	-	-	(464,563)	(464,563)

Balances at June 30, 2011	$288,839	$37,801,009	$2,144,085	$(8,011,377)	$32,222,556

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2011 and 2010, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010 and the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2011 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH (“Willtek”), WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

On May 7, 2010, the Company sold substantially all of the assets and liabilities of its foreign subsidiary, Willtek. Accordingly, the operating activities of Willtek for the three and six-months ended June 30, 2010 are included in the Company’s condensed consolidated statement of operations as discontinued operations (see Note 3).

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

The results of operations for the three and six-month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at June 30, 2011, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. At June 30, 2011, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of the fixed rate mortgage payable amounted to $2,813,741 and $2,737,730, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that there were no subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements.

Certain prior period information has been reclassified to conform to the current period’s reporting presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This ASU is effective for the Company beginning January 1, 2012. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This standard amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This ASU is effective for financial periods beginning after December 15, 2011 and is to be applied prospectively. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (amendments to FASB ASC Topic 350, Intangibles, Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The Company’s adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

As mentioned in Note 1, the operating activities of Willtek for the three and six-months ended June 30, 2010 are included in the Company’s condensed consolidated statement of operations as discontinued operations. The following table summarizes the components of discontinued operations for the three and six-months ended June 30, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Net sales	$1,533,173	$6,642,152
Gross profit	403,038	2,609,331
(Loss) from discontinued operations before taxes	(638,543)	(1,313,032)
(Benefit) for income taxes	(985)	(744)
(Loss) from discontinued operations	(637,558)	(1,312,288)
Gain (loss) on sale of discontinued operations	179,065	(430,565)

Net (loss) from discontinued operations	$(458,493)	$(1,742,853)

Cash flows from discontinued operations for the six-months ended June 30, 2010 are combined with the cash flows from operations within each of the three categories presented below. Cash flows from discontinued operations for the six-months ended June 30, 2010 are as follows:

Six Months Ended June 30, 2010

Cash flows from operating activities	$(321,147)
Cash flows from investing activities	$(3,136)
Cash flows from financing activities	$-

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

The components of deferred income taxes are as follows:

	June 30, 2011	December 31, 2010

Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$ 197,897	$ 185,024
Allowances for doubtful accounts	36,943	29,528
Accruals	60,000	242,663
Tax effect of goodwill	(167,580)	(116,228)
Book depreciation over tax	33,076	23,494
Net operating loss carryforward	18,423,732	18,709,159

	18,584,068	19,073,640
Valuation allowance for deferred tax assets	(12,532,068)	(13,380,250)

	$ 6,052,000	$5,693,390

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

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2011, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended June 30, 2011 and 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average common shares outstanding	25,061,590	25,658,203	25,022,008	25,658,203
Potentially dilutive stock options	98,283	42,744	179,616	40,502

Weighted average common shares outstanding, assuming dilution	25,159,873	25,700,947	25,201,624	25,698,705

Common stock options are included in the diluted earnings (loss) per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of options not included in diluted earnings (loss) per share, because the effects are anti-dilutive, was 2,414,285 and 2,480,626 for the three-months ended June 30, 2011 and 2010, respectively. For the six-months ended June 30, 2011 and 2010, the weighted average number of potentially dilutive options not included in diluted earnings (loss) per share was 2,333,499 and 2,525,430, respectively.

NOTE 6 – INVENTORIES

Inventory carrying value is net of inventory reserves of $521,032 and $452,310 at June 30, 2011 and December 31, 2010, respectively.

Inventories consist of:	June 30, 2011	December 31, 2010

Raw materials	$4,807,434	$4,632,195
Work-in-process	1,166,552	830,684
Finished goods	1,502,424	1,472,293

	$7,476,410	$6,935,172

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

In the fourth quarter of 2010, management performed their annual impairment test of goodwill which indicated that Microlab’s fair value was significantly in excess of its carrying value, therefore, there was no impairment recorded at December 31, 2010.

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and six-month periods ended June 30, 2011 include share-based compensation expense totaling $34,903 and $56,304, respectively. Results for the three and six-month periods ended June 30, 2010 include share-based compensation expense of $50,091 and $100,182, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

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

The Company did not grant stock options during the three or six-months ended June 30, 2011. However, during the three months ended June 30, 2010, the Company entered into a stock option agreement dated as of April 15, 2010, pursuant to which an employee of the Company was awarded options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $0.96 per share, representing a 5% premium over the average closing bid and asked prices of the Company’s common stock for the five trading days previous to the date of grant. The options are performance-based and are subject to the same performance criteria as those granted to the Company’s Chief Executive Officer in 2009.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

During the three-months ended June 30, 2011, the Company adjusted its outstanding stock options by 100,000 shares due to expiration. Additionally, during the three-months ended June 30, 2010, the Company adjusted its outstanding stock options by 301,300 shares due to expiration. At June 30, 2011, the total number of stock option shares outstanding, which includes both service-based and performance-based options, was 2,413,667.

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first six months of 2011:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Service-based Stock Options
Outstanding at January 1, 2011	1,143,667	$2.60
Granted	-
Exercised	-
Forfeited	-
Canceled/Expired	(70,000)	$2.46

Outstanding at June 30, 2011	1,073,667	$2.61	3.2	-

Exercisable at June 30, 2011	1,013,667	$2.59	3.0	-

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first six months of 2011:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Performance-based Stock Options
Outstanding at January 1, 2011	1,370,000	$0.92
Granted	-
Exercised	-
Forfeited	-
Canceled/Expired	(30,000)	$0.78

Outstanding at June 30, 2011	1,340,000	$0.92	8.6	-

Exercisable at June 30, 2011	-	-	-	-

As of June 30, 2011, the unearned compensation related to Company granted service-based incentive stock options is $26,002 which will continue to be amortized on a straight-line basis through the end of 2011. The fair value, and unamortized amount, of performance-based options granted by the Company as of June 30, 2011 is $836,959. This unearned compensation will not be recognized until management considers the respective performance conditions to be achievable.

On June 8, 2010, the Company issued 40,000 shares of restricted common stock to select members of its board of directors. The shares were granted at the June 8, 2010 closing market price of $0.84 per share and vested on June 14, 2011, the date of the Company’s annual shareholders meeting, or a vesting period of approximately one year. The total compensation expense recognized over the vesting period was $33,600.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

On June 14, 2011, the Company issued 40,000 shares of restricted common stock to select members of its board of directors. The shares were granted at the June 14, 2011 closing market price of $0.78 per share and will vest on the date of the Company’s next annual shareholders meeting, a vesting period of approximately one year. The total compensation expense to be recognized over the vesting period is $31,200 which will be amortized on a straight-line basis.

A summary of the status of the Company’s non-vested restricted common stock as of June 30, 2011, and changes during the six-months ended June 30, 2011 are presented below:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2011	40,000	$0.84
Granted	90,000	$0.95
Vested	(40,000)	($0.84)

Non-vested at June 30, 2011	90,000	$0.95

As of June 30, 2011, the unearned compensation related to Company granted restricted stock is $71,700 which will continue to be amortized through June 30, 2012.

NOTE 9 – SEGMENT INFORMATION: REGIONAL SALES

The Company, in accordance with ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues by region	2011	2010	2011	2010

Americas	$4,865,322	$4,462,514	$8,927,285	$8,687,911
Europe, Middle East, Africa (EMEA)	1,111,409	1,055,734	2,659,675	2,463,835
Asia Pacific (APAC)	496,025	562,356	962,751	1,066,200

Total Revenues	$6,472,756	$6,080,604	$12,549,711	$12,217,946

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. Although shipments to the EMEA region were not significantly concentrated in one country, shipments to the APAC region were largely concentrated in China.

Due to the significant concentration of shipments to both the United States and China, the following table discloses the revenue attributable to these two countries:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

United States	$4,557,492	$4,317,230	$8,376,819	$8,125,248
China	240,524	281,549	458,150	527,444

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

In 2010, the Company hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Overall data from recent testing in the Spring of 2011 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

In 2010, the Company entered into a software license and support agreement with an accounting and business software supplier as part of an investment to upgrade the Company’s business and systems infrastructure. The costs associated with the systems migration are expected not to exceed $350,000.

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2011, the Company had no borrowings outstanding under the facility and approximately $6,100,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

On May 5, 2011, the Company entered into a building lease agreement with its current landlord to remain at its principal corporate headquarters in Hanover Township, Parsippany, NJ. The term of the lease agreement is for three years beginning October 1, 2011 and ending September 30, 2014. The minimum monthly rent payment will be approximately $29,000. The Company will benefit from a reduction in the base rent rate, realizing savings of approximately $480,000 over the three year term, or approximately $160,000 when annualized.

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

On May 7, 2010, the Company sold substantially all of the assets and liabilities of its foreign subsidiary, Willtek. Accordingly, the operating activities of Willtek for the three and six-months ended June 30, 2010 are included in the Company’s condensed consolidated statement of operations as discontinued operations.

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and as of December 31, 2010 (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2011 (unaudited) and 2010 (unaudited) (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 (unaudited) and 2010 (unaudited) and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the six-month period ended June 30, 2011 (unaudited).

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

Revenue Recognition

Revenue from product shipments, including shipping and handling fees, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Sales to international distributors are recognized in the same manner. If title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis. There are no material special post shipment obligations or acceptance provisions that exist with any sales arrangements.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2011 and December 31, 2010, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended June 30, 2011 and 2010.

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

For the six-months ended June 30, 2011 as compared to the corresponding period of the previous year, net sales increased to approximately $12,550,000 from approximately $12,218,000, an increase of approximately $332,000 or 2.7%. For the three-months ended June 30, 2011 as compared to the corresponding period of the previous year, net sales increased to approximately $6,473,000 from approximately $6,081,000, an increase of approximately $392,000 or 6.4%. The increases are primarily due a strong demand for the Company’s RF and microwave components for distributed antenna systems (“DAS”) and a general increase in order activity with government agencies and prime defense contractors. The Company expects government and aerospace spending on specific defense programs to increase throughout 2011 as spending budgets are finalized and approved.

Gross profit on net sales for the six-months ended June 30, 2011 was approximately $5,568,000 or 44.4% as compared to approximately $5,759,000 or 47.1% of net sales for the six-months ended June 30, 2010. Gross profit on net sales for the three-months ended June 30, 2011 was approximately $2,918,000 or 45.1% as compared to approximately $2,956,000 or 48.6% of net sales for the three-months ended June 30, 2010. Gross profit margins are lower for the three and six-months ended June 30, 2011 as compared to the same periods of the previous year primarily due to significant severance costs being allocated to comparatively flat revenues and product mix, as the Company’s microwave component products typically provide lower margins than its test and measurement instruments. During the six-months ended June 30, 2011, the Company incurred severance costs relating to the implementation of a cost reduction plan which included several manufacturing employees. The severance amount paid to these manufacturing employees during the first quarter was approximately $73,000. Additionally, during the six-months ended June 30, 2011, the Company carried excess inventory in the amount of approximately $270,000 relating to a recently discontinued product line. This inventory was sold in its entirety at cost which negatively impacted gross profit.

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

Operating expenses for the six-months ended June 30, 2011 were approximately $5,058,000 or 40% of net sales as compared to approximately $5,126,000 or 42% of net sales for the six-months ended June 30, 2010. Operating expenses are lower for the six-months ended June 30, 2011 primarily due to a decrease in general and administrative expenses, offset by an increase in sales and marketing expenses and a slight increase in research and development expenses. Operating expenses for the three-months ended June 30, 2011 were approximately $2,706,000 or 42% as compared to approximately $2,635,000 or 43% of net sales for the three-months ended June 30, 2010. Operating expenses are higher for the three-months ended June 30, 2011 primarily due to increases in sales and marketing expenses and research and development expenses, offset by a decrease in general and administrative expenses.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decreases in general and administrative expenses are primarily due to a decrease in non-cash stock option charges, a decrease in professional fees, lower bonus accruals and the reversal of a specific warranty accrual in the amount of $240,000 relating to product shipped in 2008. The Company determined that there is a remote likelihood that any of these specific units will be returned and subsequently reversed the accrual. Sales and marketing expenses increased primarily due to severance paid to certain sales employees in connection with the cost reduction plan mentioned above and higher, order-specific commissions paid to the Company’s external, non-employee sales representatives.

Interest income decreased by approximately $3,000 for the three and six-months ended June 30, 2011, respectively, as compared to the corresponding periods of the previous year. Interest income is derived from the Company’s cash investment account. Substantially all of the Company’s cash is invested in money market funds.

Other income, net of other non-operating expense, increased by approximately $132,000 for the three-months ended June 30, 2011 as compared to the corresponding period of the previous year. For the six-months ended June 30, 2011, other income, net of other non-operating expense, increased by approximately $125,000 as compared to the corresponding period of the previous year. The increase in other income is primarily due to a realized gain from the sale of an investment security during the three-months ended June 30, 2011. Other income was partially offset by non-operating expense incurred during the three and six-months ended June 30, 2011 for services relating to the ground water testing being performed at the former site of the Company’s subsidiary, Boonton. The Company has been testing the ground water in this site since 1982 in accordance with state regulations. The Company has hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Management continues to be encouraged by recent test results which support improvements in ground water conditions over time. Overall data from recent testing in the Spring of 2011 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if any additional contamination is identified and the NJDEP requires additional remediation.

The income tax benefit for the three and six-months ended June 30, 2011 includes an adjustment to deferred taxes of approximately $93,000 and approximately $359,000, respectively, based upon estimated realizable amounts of the utilization of operating loss carryforwards, offset by state income tax expense. For the three and six-months ended June 30, 2010, income tax expense includes state income tax expense and an adjustment to federal income taxes recoverable, partially offset by an adjustment to deferred taxes of approximately $92,000 and approximately $135,000, respectively. The Company has recorded a net deferred tax benefit for federal tax purposes in connection with its disposition of Willtek. This tax benefit is expected to be realized in future periods as taxable income in those periods will be offset by net operating loss carryforwards. Management has provided a valuation allowance in the deferred tax asset resulting from these net operating loss carryforwards based upon the expected benefit to be realized from the future utilization of these carryforward losses. In evaluating the recoverability of the deferred tax asset, management projects actual taxable income over the next five years. Accordingly, the recorded amount of the deferred tax asset is subject to judgment by management and could differ from the actual benefit.

For the three-months ended June 30, 2011, the Company realized income from continuing operations of approximately $501,000 or $0.02 per share on a diluted basis, as compared to income from continuing operations of approximately $298,000 or $0.01 per share on a diluted basis for the three-months ended June 30, 2010, an increase of approximately $203,000. For the six-months ended June 30, 2011, the Company realized income from continuing operations of approximately $887,000 or $0.04 per share on a diluted basis, as compared to income from continuing operations of approximately $619,000 or $0.02 per share on a diluted basis for the six-months ended June 30, 2010, an increase of approximately $268,000. These increases were primarily due to the analysis mentioned above.

For the three and six-months ended June 30, 2010, net loss from discontinued operations was approximately $459,000 or $0.02 per share on a diluted basis and $1,743,000 or $0.07 per share on a diluted basis, respectively. The loss for the three-months ended June 30, 2010 was primarily due to approximately $638,000 of operating losses in Willtek off-set by a $179,000 adjustment to the loss on the sale of Willtek recognized during this three-month period. The loss for the six-months ended June 30, 2010 was primarily due to approximately $431,000 of a loss recognized on the sale of Willtek and approximately $1,312,000 of operating losses in Willtek for this six- month period.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the six-months ended June 30, 2011, the Company realized net income of approximately $887,000 or $0.04 income per share on a diluted basis, as compared to a net loss of approximately $1,124,000 or $0.05 loss per share on a diluted basis for the corresponding period of the previous year, an increase of approximately $2,011,000. Net income was approximately $501,000 or $0.02 income per share on a diluted basis for the three-months ended June 30, 2011 as compared to a net loss of approximately $160,000 or $0.01 loss per share on a diluted basis for the three-months ended June 30, 2010, an increase of approximately $661,000. The net income and loss fluctuation was primarily due to the impact of the divestiture of Willtek and the overall analysis above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s working capital has decreased by approximately $39,000 to approximately $22,594,000 at June 30, 2011, from approximately $22,633,000 at December 31, 2010. At June 30, 2011 the Company had a current ratio of 11.1 to 1, and a ratio of debt to tangible net worth of .2 to 1. At December 31, 2010, the Company had a current ratio of 8.1 to 1, and ratio of debt to tangible net worth of .2 to 1.

The Company had cash and cash equivalents of approximately $12,419,000 at June 30, 2011, compared to approximately $13,643,000 at December 31, 2010. In January 2011, the Company paid approximately $874,000 in disposition fees relating to the sale of Willtek which were recorded as accrued expenses in the Company’s consolidated balance sheet at December 31, 2010. Additionally in 2011, the Company has to date repurchased approximately 701,000 shares of its outstanding common stock at a cost of approximately $465,000. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

The Company used cash for operating activities of approximately $512,000 for the six-month period ending June 30, 2011. The primary use of this cash was due to a decrease in accounts payable, accrued expenses and other current liabilities and an increase in inventory, partially offset by a decrease in prepaid expenses and other assets and a decrease in accounts receivable.

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

Net cash used for investing activities for the six-months ended June 30, 2011 was approximately $214,000. The use of these funds was for capital expenditures. Net cash provided by investing activities for the six-months ended June 30, 2010 was approximately $2,629,000. The source of these funds was from proceeds relating to the disposition of Willtek, off-set by capital expenditures.

Cash used for financing activities for the six-months ended June 30, 2011 was approximately $499,000. The use of these funds was for the acquisition of treasury stock, which was approved by the Company’s board of directors in 2010, and the periodic payments of a mortgage note. Cash used for financing activities for the six-months ended June 30, 2010 was approximately $1,506,000. The use of these funds was for the re-payment of a bank loan and periodic payments of a mortgage note.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2011, the Company had no borrowings outstanding under the facility and approximately $6,100,000 of borrowing availability.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to Wireless Telecom Group, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are effective.

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

101

The following financial statements, from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: August 15, 2011	/S/Paul Genova

Paul Genova
Chief Executive Officer

Date: August 15, 2011	/S/Robert Censullo

Robert Censullo
Acting Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101

The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.