Form 10-Q
period 2011-09-30
WIRELESS TELECOM GROUP INC
filed 2011-11-14
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of Common Stock outstanding as of November 8, 2011: 24,877,916

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010

	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$12,022,968	$13,643,220
Accounts receivable - net of allowance for doubtful accounts of $85,636 and $73,819 for 2011 and 2010, respectively	4,583,872	4,303,720
Inventories	8,298,568	6,935,172
Deferred income taxes - current	333,010	457,215
Prepaid expenses and other current assets	144,231	465,798

TOTAL CURRENT ASSETS	25,382,649	25,805,125

PROPERTY, PLANT AND EQUIPMENT - NET	4,296,464	4,333,690

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	5,920,990	5,236,175
Other assets	896,164	892,433

TOTAL OTHER ASSETS	8,168,546	7,480,000

TOTAL ASSETS	$37,847,659	$37,618,815

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$1,029,530	$743,398
Accrued expenses and other current liabilities	1,116,442	2,360,057
Current portion of mortgage payable	72,322	68,347

TOTAL CURRENT LIABILITIES	2,218,294	3,171,802

LONG TERM LIABILITIES:
Mortgage payable	2,648,163	2,702,912

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,883,861 and 28,753,861 shares issued, respectively, 24,964,452 and 25,658,203 shares outstanding, respectively	288,839	287,539
Additional paid-in-capital	37,835,310	37,746,005
Retained earnings	2,970,723	1,257,371
Treasury stock at cost, 3,919,409 and 3,095,658 shares, respectively	(8,113,670)	(7,546,814)

TOTAL SHAREHOLDERS’ EQUITY	32,981,202	31,744,101

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,847,659	$37,618,815

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010

NET SALES	$7,064,591	$5,709,963	$19,614,302	$17,927,909

COST OF SALES	3,631,540	3,013,456	10,613,613	9,472,518

GROSS PROFIT	3,433,051	2,696,507	9,000,689	8,455,391

OPERATING EXPENSES
Research and development	577,725	543,944	1,674,843	1,639,011
Sales and marketing	1,010,756	1,179,567	3,424,413	3,132,055
General and administrative	1,145,685	1,013,266	2,692,876	3,091,911

TOTAL OPERATING EXPENSES	2,734,166	2,736,777	7,792,132	7,862,977

OPERATING INCOME (LOSS)	698,885	(40,270)	1,208,557	592,414

OTHER (INCOME) EXPENSE
Interest (income)	(153)	(7,723)	(3,730)	(14,501)
Interest expense	51,639	52,891	155,877	159,562
Other (income) - net	(57,497)	(132,782)	(287,620)	(237,678)

TOTAL OTHER (INCOME) EXPENSE	(6,011)	(87,614)	(135,473)	(92,617)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	704,896	47,344	1,344,030	685,031

PROVISION (BENEFIT) FOR INCOME TAXES	(121,742)	8,441	(369,322)	27,595

INCOME FROM CONTINUING OPERATIONS	826,638	38,903	1,713,352	657,436

(LOSS) FROM DISCONTINUED OPERATIONS - NET OF TAXES	—	—	—	(1,742,853)

NET INCOME (LOSS)	$826,638	$38,903	$1,713,352	$(1,085,417)

INCOME (LOSS) PER COMMON SHARE:

BASIC AND DILUTED
Continuing operations	$0.03	$0.00	$0.07	$0.03
Discontinued operations	$0.00	$0.00	$0.00	$(0.07)

NET INCOME (LOSS) PER COMMON SHARE:	$0.03	$0.00	$0.07	$(0.04)

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,713,352	$(1,085,417)
Adjustments to reconcile net income (loss) to net cash (used for) operating activities:
Depreciation and amortization	373,089	498,372
Loss on sale of discontinued operations	—	430,565
Stock compensation expense	90,605	158,673
Deferred income taxes	(560,610)	(539,393)
Provision for (recovery of) losses on accounts receivable	11,817	(86,547)
Changes in assets and liabilities:
Accounts receivable	(291,969)	54,254
Inventories	(1,363,396)	(1,005,279)
Prepaid expenses and other assets	317,836	300,847
Accounts payable, accrued expenses and other current liabilities	(957,483)	(2,191,159)

Net cash (used for) operating activities	(666,759)	(3,465,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(335,863)	(299,848)
Proceeds from disposition of Willtek assets - net	—	2,749,975

Net cash provided by (used for) investing activities	(335,863)	2,450,127

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(50,774)	(47,088)
Payment of bank note	—	(1,475,149)
Acquisition of treasury stock - 823,751 shares	(566,856)	—

Net cash (used for) financing activities	(617,630)	(1,522,237)

Effect of foreign currency on cash and cash equivalents	—	(149,862)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,620,252)	(2,687,056)

Cash and cash equivalents, at beginning of period	13,643,220	14,076,382

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12,022,968	$11,389,326

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$103,470	$537,332

Interest	$155,877	$186,120

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2010	$287,539	$37,746,005	$1,257,371	$(7,546,814)	$31,744,101

Net income	—	—	1,713,352	—	1,713,352
Shares issued under restricted stock plan	1,300	(1,300)	—	—	—
Stock compensation expense	—	90,605	—	—	90,605
Repurchase of treasury stock	—	—	—	(566,856)	(566,856)

Balances at September 30, 2011	$288,839	$37,835,310	$2,970,723	$(8,113,670)	$32,981,202

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2011 and 2010, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010 and the condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2011 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, Willtek Communications GmbH (“Willtek”), WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

On May 7, 2010, the Company sold substantially all of the assets and liabilities of its foreign subsidiary, Willtek. Accordingly, the operating activities of Willtek for the nine-months ended September 30, 2010 are included in the Company’s condensed consolidated statement of operations and condensed consolidated statement of cash flows as discontinued operations (see Note 3).

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

The results of operations for the three and nine-month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at September 30, 2011, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. At September 30, 2011, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of the fixed rate mortgage payable amounted to $2,828,313 and $2,720,485, respectively.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Guidance on Testing Goodwill for Impairment.” ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 will be effective for fiscal and interim reporting periods within those years beginning after December 15, 2011. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This ASU is effective for the Company beginning January 1, 2012. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

The operating activities of Willtek for the nine-months ended September 30, 2010 are included in the Company’s condensed consolidated statement of operations and condensed consolidated statement of cash flows as discontinued operations (see Note 1). The following table summarizes the components of discontinued operations for the nine-months ended September 30, 2010:

Nine Months Ended September 30, 2010

Net sales	$6,642,152
Gross profit	2,609,331
(Loss) from discontinued operations before taxes	(1,313,032)
(Benefit) for income taxes	(744)
(Loss) from discontinued operations	(1,312,288)
(Loss) on sale of discontinued operations	(430,565)

Net (loss) from discontinued operations	$(1,742,853)

Cash flows from discontinued operations for the nine-months ended September 30, 2010 are combined with the cash flows from operations within each of the three categories presented below. Cash flows from discontinued operations for the nine-months ended September 30, 2010 are as follows:

Nine Months Ended September 30, 2010

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

The components of deferred income taxes are as follows:

	September 30, 2011	December 31, 2010

Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$217,754	$185,024
Inventory reserve	462,064	421,236
Allowances for doubtful accounts	34,254	29,528
Accruals	81,000	242,663
Tax effect of goodwill	(193,256)	(116,228)
Book depreciation over tax	52,040	23,494
Net operating loss carryforward	17,573,152	18,287,923

	18,227,008	19,073,640
Valuation allowance for deferred tax assets	(11,973,008)	(13,380,250)

	$6,254,000	$5,693,390

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

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of September 30, 2011, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended September 30, 2011 and 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average common shares outstanding	25,023,031	25,658,203	25,022,352	25,658,203
Potentially dilutive stock options	50,803	—	143,511	28,957

Weighted average common shares outstanding, assuming dilution	25,073,834	25,658,203	25,165,863	25,687,160

Common stock options are included in the diluted earnings (loss) per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of options not included in diluted earnings (loss) per share, because the effects are anti-dilutive, was 2,362,865 and 2,307,667 for the three-months ended September 30, 2011 and 2010, respectively. For the nine-months ended September 30, 2011 and 2010, the weighted average number of potentially dilutive options not included in diluted earnings (loss) per share was 2,336,090 and 2,449,940, respectively.

NOTE 6 – INVENTORIES

Inventory carrying value is net of inventory reserves of $561,629 and $452,310 at September 30, 2011 and December 31, 2010, respectively.

Inventories consist of:

	September 30,	December 31,
	2011	2010

Raw materials	$5,418,429	$4,632,195
Work-in-process	1,388,804	830,684
Finished goods	1,491,335	1,472,293

	$8,298,568	$6,935,172

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

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and nine-month periods ended September 30, 2011 include share-based compensation expense totaling $34,301 and $90,605, respectively. Results for the three and nine-month periods ended September 30, 2010 include share-based compensation expense of $58,491 and $158,673, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

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

The Company did not grant any stock options during the three or nine-months ended September 30, 2011. However, during the nine months ended September 30, 2010, the Company entered into a stock option agreement dated as of April 15, 2010, pursuant to which an employee of the Company was awarded options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $0.96 per share, representing a 5% premium over the average closing bid and asked prices of the Company’s common stock for the five trading days previous to the date of grant. The options are performance-based and are subject to the same performance criteria as those granted to the Company’s Chief Executive Officer in 2009.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

During the nine-months ended September 30, 2011, the Company adjusted its outstanding stock options by 100,000 shares due to expiration. Additionally, during the nine-months ended September 30, 2010, the Company adjusted its outstanding stock options by 301,300 shares due to expiration. At September 30, 2011, the total number of stock option shares outstanding, which includes both service-based and performance-based options, was 2,413,667.

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first nine months of 2011:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Service-based Stock Options
Outstanding at January 1, 2011	1,143,667	$2.60
Granted	—
Exercised	—
Forfeited	—
Canceled/Expired	(70,000)	$2.46

Outstanding at September 30, 2011	1,073,667	$2.61	3.0	—

Exercisable at September 30, 2011	1,073,667	$2.61	3.0	—

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first nine months of 2011:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Performance-based Stock Options
Outstanding at January 1, 2011	1,370,000	$0.92
Granted	—
Exercised	—
Forfeited	—
Canceled/Expired	(30,000)	$0.78

Outstanding at September 30, 2011	1,340,000	$0.92	8.3	—

Exercisable at September 30, 2011	—	—	—	—

As of September 30, 2011, the unearned compensation related to Company granted service-based incentive stock options is $13,001 which will continue to be amortized on a straight-line basis through the end of 2011. The fair value, and unamortized amount, of performance-based options granted by the Company as of September 30, 2011 is $836,959. Unearned compensation relating to performance-based stock options will not be recognized until management considers the respective performance conditions to be achievable.

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

A summary of the status of the Company’s non-vested restricted common stock as of September 30, 2011, and changes during the nine-months ended September 30, 2011 are presented below:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2011	40,000	$0.84
Granted	90,000	$0.95
Vested	(40,000)	$(0.84)

Non-vested at September 30, 2011	90,000	$0.95

As of September 30, 2011, the unearned compensation related to Company granted restricted stock is $50,400 which will continue to be amortized through June 30, 2012.

NOTE 9 – SEGMENT INFORMATION: REGIONAL SALES

The Company, in accordance with ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues by region	2011	2010	2011	2010

Americas	$5,348,109	$3,975,582	$14,275,394	$12,663,493
Europe, Middle East, Africa (EMEA)	1,020,066	1,180,818	3,679,741	3,644,653
Asia Pacific (APAC)	696,416	553,563	1,659,167	1,619,763

Total Revenues	$7,064,591	$5,709,963	$19,614,302	$17,927,909

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

Due to the significant concentration of shipments to both the United States and China, the following table discloses the revenue attributable to these two countries:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

United States	$4,831,797	$3,797,889	$13,208,616	$11,923,138
China	334,937	314,611	793,087	842,055

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

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2011, the Company had no borrowings outstanding under the facility and approximately $6,000,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

On May 7, 2010, the Company sold substantially all of the assets and liabilities of its foreign subsidiary, Willtek. Accordingly, the operating activities of Willtek for the nine-months ended September 30, 2010 are included in the Company’s condensed consolidated statement of operations and condensed consolidated statement of cash flows as discontinued operations.

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and as of December 31, 2010 (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2011 (unaudited) and 2010 (unaudited) (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 (unaudited) and 2010 (unaudited) and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the nine-month period ended September 30, 2011 (unaudited).

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of September 30, 2011 and December 31, 2010, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended September 30, 2011 and 2010.

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

For the nine-months ended September 30, 2011 as compared to the corresponding period of the previous year, net sales increased to approximately $19,614,000 from approximately $17,928,000, an increase of approximately $1,686,000 or 9.4%. For the three-months ended September 30, 2011 as compared to the corresponding period of the previous year, net sales increased to approximately $7,065,000 from approximately $5,710,000, an increase of approximately $1,355,000 or 23.7%. The increases are primarily due a strong demand for the Company’s RF and microwave components for distributed antenna systems (“DAS”) and a general increase in order activity with government agencies and prime defense contractors.

Gross profit on net sales for the nine-months ended September 30, 2011 was approximately $9,001,000 or 45.9% as compared to approximately $8,455,000 or 47.2% of net sales for the nine-months ended September 30, 2010. Gross profit on net sales for the three-months ended September 30, 2011 was approximately $3,433,000 or 48.6% as compared to approximately $2,697,000 or 47.2% of net sales for the three-months ended September 30, 2010. Although gross profit dollars are higher for the nine-months ended September 30, 2011, as compared to the same period of the previous year, gross profit margins are lower primarily due to product mix, as the Company’s microwave component products typically provide lower margins than its test and measurement instruments. Additionally, during the nine-months ended September 30, 2011, the Company carried excess inventory in the amount of approximately $270,000 relating to a recently discontinued product line. This inventory was sold in its entirety at cost which negatively impacted gross profit. Further, during the nine-months ended September 30, 2011, the Company incurred severance costs relating to the implementation of a cost reduction plan which included several manufacturing employees. The severance amount paid to these manufacturing employees during the first quarter was approximately $73,000.

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

Operating expenses for the nine-months ended September 30, 2011 were approximately $7,792,000 or 40% of net sales as compared to approximately $7,863,000 or 44% of net sales for the nine-months ended September 30, 2010. Operating expenses are lower for the nine-months ended September 30, 2011 primarily due to a decrease in general and administrative expenses, offset by an increase in sales and marketing expenses and a slight increase in research and development expenses. Operating expenses for the three-months ended September 30, 2011 were approximately $2,734,000 or 39% of net sales as compared to approximately $2,737,000 or 48% of net sales for the three-months ended September 30, 2010. Operating expenses are slightly lower for the three-months ended September 30, 2011 primarily due to a decrease in sales and marketing expenses, offset by an increase in general and administrative expenses and a slight increase research and development expenses.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in general and administrative expenses for the nine-months ended September 30, 2011 is primarily due to the reversal of a specific warranty accrual in the amount of $240,000 relating to product shipped in 2008, lower bonus accruals and a decrease in non-cash stock based compensation charges. The Company determined that there is a remote likelihood that any of these specific units will be returned and subsequently reversed the warranty accrual. Sales and marketing expenses were higher for the nine-months ended September 30, 2011 primarily due to severance paid to certain sales employees in connection with the cost reduction plan mentioned above, an increase in travel and related expenses, and higher, order-specific commissions paid to the Company’s external, non-employee sales representatives.

Interest income decreased by approximately $8,000 and approximately $11,000 for the three and nine-months ended September 30, 2011, respectively, as compared to the corresponding periods of the previous year. Interest income is derived from the Company’s cash investment account. Substantially all of the Company’s cash is invested in money market funds.

Other income, net of other non-operating expense, decreased by approximately $75,000 for the three-months ended September 30, 2011 as compared to the corresponding period of the previous year. For the nine-months ended September 30, 2011, other income, net of other non-operating expense, increased by approximately $50,000 as compared to the corresponding period of the previous year. The increase in other income for the nine-months ended September 30, 2011 is primarily due to a realized gain from the sale of an investment security during the period. Other income was partially offset by non-operating expense incurred during the three and nine-months ended September 30, 2011 for services relating to the ground water testing being performed at the former site of the Company’s subsidiary, Boonton. The Company has been testing the ground water in this site since 1982 in accordance with state regulations. The Company has hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Management continues to be encouraged by recent test results which support improvements in ground water conditions over time. Overall data from recent testing in the Spring of 2011 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if any additional contamination is identified and the NJDEP requires additional remediation.

The income tax benefit for the three and nine-months ended September 30, 2011 includes an adjustment to deferred taxes of approximately $202,000 and approximately $561,000, respectively, based upon estimated realizable amounts of the utilization of operating loss carryforwards, offset by state income tax expense. For the three and nine-months ended September 30, 2010, income tax expense includes state income tax expense and an adjustment to federal income taxes recoverable, partially offset by an adjustment to deferred taxes of approximately $404,000 and approximately $539,000, respectively. The Company has recorded a net deferred tax benefit for federal tax purposes in connection with its disposition of Willtek. This tax benefit is expected to be realized in future periods as taxable income in those periods will be offset by net operating loss carryforwards. Management has provided a valuation allowance in the deferred tax asset resulting from these net operating loss carryforwards based upon the expected benefit to be realized from the future utilization of these carryforward losses. In evaluating the recoverability of the deferred tax asset, management projects actual taxable income over the next five years. Accordingly, the recorded amount of the deferred tax asset is subject to judgment by management and could differ from the actual benefit.

For the three-months ended September 30, 2011, the Company realized income from continuing operations of approximately $827,000 or $0.03 per share on a diluted basis, as compared to income from continuing operations of approximately $39,000 or $0.00 per share on a diluted basis for the three-months ended September 30, 2010, an increase of approximately $788,000. For the nine-months ended September 30, 2011, the Company realized income from continuing operations of approximately $1,713,000 or $0.07 per share on a diluted basis, as compared to income from continuing operations of approximately $657,000 or $0.03 per share on a diluted basis for the nine-months ended September 30, 2010, an increase of approximately $1,056,000. These increases were primarily due to the analysis mentioned above.

For the nine-months ended September 30, 2010, net loss from discontinued operations was approximately $1,743,000 or $0.07 per share on a diluted basis. The loss for the nine-months ended September 30, 2010 was primarily due to approximately $431,000 of a loss recognized on the sale of Willtek and approximately $1,312,000 of operating losses in Willtek for this nine-month period.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the nine-months ended September 30, 2011, the Company realized net income of approximately $1,713,000 or $0.07 income per share on a diluted basis, as compared to a net loss of approximately $1,085,000 or $0.04 loss per share on a diluted basis for the corresponding period of the previous year, an increase of approximately $2,798,000. Net income was approximately $827,000 or $0.03 income per share on a diluted basis for the three-months ended September 30, 2011 as compared to net income of approximately $39,000 or $0.00 income per share on a diluted basis for the three-months ended September 30, 2010, an increase of approximately $788,000. The net income and loss fluctuation was primarily due to the impact of the divestiture of Willtek and the overall analysis above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s working capital has increased by approximately $531,000 to approximately $23,164,000 at September 30, 2011, from approximately $22,633,000 at December 31, 2010. At September 30, 2011, the Company had a current ratio of 11.4 to 1, and a ratio of debt to tangible net worth of .2 to 1. At December 31, 2010, the Company had a current ratio of 8.1 to 1, and ratio of debt to tangible net worth of .2 to 1.

The Company had cash and cash equivalents of approximately $12,023,000 at September 30, 2011, compared to approximately $13,643,000 at December 31, 2010. In January 2011, the Company paid approximately $874,000 in disposition fees relating to the sale of Willtek which were recorded as accrued expenses in the Company’s consolidated balance sheet at December 31, 2010. Additionally, in 2011, the Company has to date repurchased approximately 824,000 shares of its outstanding common stock at a cost of approximately $567,000. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

The Company used cash for operating activities of approximately $667,000 for the nine-month period ending September 30, 2011. The primary use of this cash was due to an increase in inventory, a decrease in accounts payable, accrued expenses and other current liabilities, and an increase in accounts receivable, partially offset by a decrease in prepaid expenses and other assets.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

The Company used cash for operating activities, including discontinued operations, of approximately $3,465,000 for the nine-month period ending September 30, 2010. The primary use of this cash was due to a loss from operations as well as a decrease in accounts payable, accrued expenses and other current liabilities, and an increase in inventory, partially off-set by a decrease in prepaid expenses and other assets, and a decrease in accounts receivable.

Net cash used for investing activities for the nine-months ended September 30, 2011 was approximately $336,000. The use of these funds was for capital expenditures. Net cash provided by investing activities for the nine-months ended September 30, 2010 was approximately $2,450,000. The source of these funds was from proceeds relating to the disposition of Willtek, off-set by capital expenditures.

Cash used for financing activities for the nine-months ended September 30, 2011 was approximately $618,000. The use of these funds was for the acquisition of treasury stock, which was approved by the Company’s board of directors in 2010, and the periodic payments of a mortgage note. Cash used for financing activities for the nine-months ended September 30, 2010 was approximately $1,522,000. The use of these funds was for the re-payment of a bank loan and periodic payments of a mortgage note.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2011, the Company had no borrowings outstanding under the facility and approximately $6,000,000 of borrowing availability.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended September 30, 2011, the total number of shares purchased as part of our publicly announced repurchase programs, and the maximum number of shares that may yet be purchased under our stock repurchase program at September 30, 2011.

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (2)

July 1, 2011 – July 31, 2011	41,711	$0.79	41,711	258,289

August 1, 2011 – August 31, 2011	47,027	$0.78	47,027	211,262

September 1, 2011 – September 30, 2011	33,596	$0.83	33,596	1,477,666

Total	122,334	$0.80	122,334

(1)

These purchases were made pursuant to the stock repurchase program approved by our Board of Directors on January 14, 2008 and announced on January 17, 2008 pursuant to which the Company may repurchase up to 5% of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company and its Board of Directors. The stock repurchase authorization does not have an expiration date and can be modified or discontinued at any time.

(2)

On September 8, 2011, announced on September 13, 2011, the Company's Board of Directors authorized a modification to the 2008 stock repurchase program. The authorization increased the number of shares allowed to be repurchased under the program by approximately 1,300,000 shares.

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

101

The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to the condensed consolidated financial statements. (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

(Registrant)

Date: November 14, 2011	/S/Paul Genova

Paul Genova
Chief Executive Officer

Date: November 14, 2011	/S/Robert Censullo

Robert Censullo
Acting Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101

The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to the condensed consolidated financial statements. (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.