Form 10-K
period 2011-12-31
WIRELESS TELECOM GROUP INC
filed 2012-03-30
CIK 878828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
Yes ☐     No ☒

                    The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE Amex on June 30, 2011: $20,330,772

                    Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 27, 2012: 24,328,683

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual report on Form 10-K.

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

          On May 7, 2010, the Company sold substantially all the operating assets and certain liabilities of its foreign subsidiary, Willtek Communications GmbH (“Willtek”). Accordingly, the operating activities of Willtek for the year ended December 31, 2010 are included in the Company’s financial statements as discontinued operations. As a result, the succeeding information, including management’s discussion and analysis, pertains primarily to the Company’s continuing operations.

          In December 2011, the Company’s management reevaluated how it manages and discusses, both internally and with its board of directors, its operations and the operations of its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”) and Microlab/FXR (“Microlab”). Therefore, the Company has revised its segment reporting to reflect two reportable segments, test and measurement and network solutions. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom. The network solutions segment is comprised primarily of the operations of Microlab. Relative prior period information has been revised accordingly. The Company believes the revised segment reporting better reflects how its operating segments are managed and each segment’s performance is evaluated.

          Sales by reportable segment for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010

Test and measurement	$13,855,052	$15,917,601
Network solutions	12,968,388	8,646,625

	$26,823,440	$24,564,226

          Additional financial information on the Company’s reportable segments for each of the last two years is included in the Company’s Notes to the consolidated financial statements (see Note 8, “Segment and Related Information”) included in Item 8 herein.

Market

          Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments and passive components to various customers. Approximately 78% of the Company’s consolidated sales in fiscal 2011 were derived from commercial applications. The remaining consolidated sales (approximately 22%) were comprised of sales made to the United States Government (particularly the armed forces) and prime defense contractors.

Products

          The Company, through its Microlab subsidiary, designs and manufactures a wide selection of RF and microwave components to be sold for the wireless infrastructure market, particularly for distributed antenna systems (“DAS”), the in-building wireless solutions industry, radio base-station market and medical equipment sector. Microlab’s passive RF components share unique capabilities in the area of broadband frequency coverage, minimal loss and low passive intermodulation (“PIM”).

           Microlab product offerings include: neutral host DAS and co-siting combiner solutions, hybrid couplers and hybrid matrices, cross band couplers, attenuators, RF terminations, RF power splitter and diplexers, as well as RF combiners and broadband combiner boxes for in-building DAS deployments.

          The Company, through its Boonton subsidiary, designs and produces electronic test and measurement equipment including power meters, voltmeters, capacitance meters, audio and modulation meters, passive intermodulation test equipment for cellular transmission signals and accessory products. These products measure the power of RF and microwave systems used by the military and in commercial sectors like telecommunications.

          Boonton products are also used to test terrestrial and satellite communications, radar and telemetry. Certain power meter products are designed for measuring signals based on wideband modulation formats, allowing a variety of measurements to be made, including maximum power, peak power, average power and minimum power.

          The Company’s noise components and instruments (noise source products) are used as a method to provide wide band signals for sophisticated telecommunication and defense applications, and as a stable reference standard for instruments and systems, including radar and satellite communications. Furthermore, noise sources can simulate challenging signaling conditions in data and RF transmission systems. Examples are jitter testing for high speed data lines used in modern computer architecture and signal to noise measurements to optimize wireless receivers and transmitters. Additionally, noise sources are used for jamming RF signals, and blocking or disturbing enemy radar and other communications, as well as insulating and protecting friendly communications.

          Noise sources also are used in radar systems as part of built-in test equipment to continuously monitor the radar receiver and in satellite communications where the use of back-up receivers are becoming more common as the demand for communication availability and reliability is increasing. This test assures that the back-up receiver is always functional and ready.

          The Company also offers a line of broadband test sources serving the Cable Television and Cable Modem industry, including measurement solutions for CATV equipment, Data-Over-Cable (“DOCSIS”) and Digital TV.

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

          The Company’s products have extended useful lives and the Company provides recalibration services for its instrument products to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 5% of fiscal 2011 consolidated sales.

Marketing and Sales

          As of March 28, 2012, the Company’s in-house marketing and sales force consisted of nineteen individuals. The Company promotes the sale of its products to customers and manufacturers’ representatives through its web-site, product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions.

          The Company’s products are sold globally through its in-house sales people and by over one hundred manufacturers’ representatives and distributors (the Company’s channel partners). Generally, our channel partners do not stock inventories of the Company’s products. Channel partners accounted for 75% and 82% of the Company’s consolidated sales for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011 and 2010, no one channel partner accounted for more than 10% of total consolidated sales. The Company does not believe that the loss of any single channel partner would have a material adverse affect on its business.

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

Customers

          The Company currently sells the majority of its products to various commercial users in the communications industry. Other sales are made to large defense contractors, which incorporate the Company’s products into their products for sale to the U.S. and foreign governments, multi-national concerns and Fortune 500 companies. In fiscal 2011, approximately 78% of consolidated sales were derived from commercial applications. The remaining consolidated sales were comprised of United States government and military applications.

          For fiscal 2011, no one customer accounted for more than 10% of total consolidated sales. The Company’s largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse affect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse affect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse affect on its business.

          Regional consolidated sales from continuing operations for fiscal 2011 were made to customers in the Americas ($19,810,973 or 74% of total consolidated sales), Europe, Middle East and Africa or EMEA ($4,982,978 or 19% of total consolidated sales) and Asia Pacific or APAC ($2,029,489 or 7% of total consolidated sales).

Research and Development

          The Company currently maintains an engineering staff (eighteen individuals as of March 28, 2012) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures for continuing operations include the cost of engineering services and engineering support personnel and were approximately $2,261,000 and $2,175,000 for the years ended December 31, 2011 and 2010, respectively.

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

Backlog

          The Company’s consolidated backlog of firm orders shippable in the next twelve months was approximately $4,600,000 at December 31, 2011, compared to approximately $2,400,000 at December 31, 2010. It is anticipated that the majority of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

          The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company’s operations. No third-party supplier accounted for more than 10% of the Company’s total inventory purchases for fiscal 2011.

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

          The Company and the NJDEP previously agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. Recently, the Company has hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Overall data from recent testing in Spring of 2011 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations.

          Expenditures incurred by the Company during the year ended December 31, 2011 in connection with the site amounted to approximately $68,000. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

Employees

          As of March 28, 2012, the Company had 102 full-time employees, including its officers, 53 of whom are engaged in manufacturing and repair services, 12 in administration and financial control, 18 in engineering and research and development, and 19 in marketing and sales.

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

Our business and operations could suffer in the event of security breaches.

          Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result. In addition, we may be required to devote additional resources to the security of our information technology systems.

The success of our ability to grow sales and develop relationships in Europe and Asia may be limited by risks related to conducting business in European and Asian markets.

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

          Although we manufacture our products in New Jersey, we both source and ship our products globally. Environmental and other disasters may cause disruption to our supply chain or impede our ability to ship product to certain regions of the world. The earthquakes and tsunami in the Pacific Rim during 2011 did not significantly impact our business. However, there can be no assurance that similar environmental and/or other such disasters will not have an adverse impact on our business in the future.

We are exposed to risks associated with acquisitions, investments and divestitures.

          We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions and investments involve numerous risks, including, but not limited to:

•	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees of acquired businesses;

•	lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;

•	failure to commercialize purchased technology; and

•	the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods.

          We may be required to finance future acquisitions and investments through a combination of borrowings, proceeds from equity or debt offerings and the use of cash, cash equivalents and short term investments.

          With respect to divestitures, we may divest businesses that do not meet our strategic objectives, or do not meet our growth or profitability targets and may not be able to complete proposed divestitures on terms commercially favorable to us.

          Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At December 31, 2011 we had a goodwill balance of approximately $1.4 million.

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

          The former Willtek shareholders, together, beneficially own approximately 27% of the outstanding shares of our common stock as of March 27, 2012. Under the terms of the shareholders’ agreement we entered into with the former Willtek shareholders at the closing of the Willtek acquisition, designees of Investcorp occupy two of seven seats on our board of directors. Additionally, at each annual meeting, Investcorp is entitled to designate to our nominating committee up to two candidates for nomination for election to our seven-member board of directors, for so long as Investcorp’s beneficial ownership levels exceed certain percentage thresholds.

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

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant. On May 5, 2011, the Company entered into a building lease agreement with its current landlord to remain at its principal corporate headquarters. The term of the lease agreement is for three years beginning October 1, 2011 and ending September 30, 2014 and can be renewed at the tenant’s option for one five-year period at fair market value to be determined at term expiration.

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

Item 4. Mine Safety Disclosures

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

2011 Fiscal Year	High	Low

1st Quarter	$1.30	$0.82

2nd Quarter	1.05	0.72

3rd Quarter	0.89	0.67

4th Quarter	1.39	0.73

2010 Fiscal Year

1st Quarter	$1.04	$0.70

2nd Quarter	1.14	0.72

3rd Quarter	0.85	0.60

4th Quarter	0.88	0.67

          On March 27, 2012, the closing price of the common stock of the Company as reported was $1.20. On March 27, 2012, the Company had 465 stockholders of record. These stockholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

          The Company did not declare quarterly dividends for the past five years.

Issuer Purchases of Equity Securities

          The following table provides the number of shares purchased and average price paid during the quarter ended December 31, 2011, the total number of shares purchased as part of our publicly announced repurchase programs, and the maximum number of shares that may yet be purchased under our stock repurchase program at December 31, 2011.

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (2)

October 1, 2011 – October 31, 2011	59,856	$0.87	59,856	1,417,810

November 1, 2011 – November 30, 2011	153,187	$1.12	153,187	1,264,623

December 1, 2011 – December 31, 2011	256,503	$1.25	256,503	1,008,120

Total	469,546	$1.06	469,546

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

(2)

On September 8, 2011, announced on September 13, 2011, the Company’s Board of Directors authorized a modification to the 2008 stock repurchase program. The authorization increased the number of shares allowed to be repurchased under the program by approximately 1,300,000 shares.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)

Equity compensation plans approved by security holders	2,348,667	$1.65	1,819,250

Equity compensation plans not approved by security holders	—	—	—

Total	2,348,667	$1.65	1,819,250

Item 6. Selected Financial Data

          Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          On May 7, 2010, the Company sold substantially all the operating assets and certain liabilities of its foreign subsidiary, Willtek. Accordingly, the operating activities of Willtek for the year ended December 31, 2010 are included in the Company’s financial statements as discontinued operations.

          In December 2011, the Company’s management reevaluated how it manages and discusses, both internally and with its board of directors, its operations and the operations of its subsidiaries Boonton and Microlab. Therefore, the Company has revised its segment reporting to reflect two reportable segments, test and measurement and network solutions. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom. The network solutions segment is comprised primarily of the operations of Microlab. Relative prior period information has been revised accordingly. The Company believes the revised segment reporting better reflects how its operating segments are managed and each segment’s performance is evaluated. Additional financial information on the Company’s reportable segments for each of the last two years is included in Note 8 to the Company’s consolidated financial statements included in Item 8 herein.

          The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010 (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011 and 2010 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010.

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

Stock-based compensation

          The Company follows the provisions of Accounting Standards Codification (ASC) 718, “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2010, the Company took into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. No performance-based options were granted in 2011. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation was zero.

          Management estimates are necessary in determining compensation expense for stock options with performance-based vesting criteria. Compensation expense for this type of stock-based award is recognized over the period from the date the performance conditions are determined to be probable of occurring through the date the applicable conditions are expected to be met. If the performance conditions are not considered probable of being achieved, no expense is recognized until such time as the performance conditions are considered probable of being met, if ever. Management evaluates whether performance conditions are probable of occurring on a quarterly basis.

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

          The Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2011 and 2010, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

          Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2011 and 2010, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

Results of Operations
Year Ended December 31, 2011 Compared to 2010

          Net consolidated sales for the year ended December 31, 2011 were $26,823,440 as compared to $24,564,226 for the year ended December 31, 2010, an increase of $2,259,214 or 9.2%. This increase was primarily the result of strong demand throughout 2011 for the Company’s network solutions products for distributed antenna systems (“DAS”). The Company has experienced an increase in order activity due to commercial infrastructure development in support of the ongoing expansion and upgrade to DAS.

          Net sales of the Company’s network solutions products for the year ended December 31, 2011 were $12,968,388 as compared to $8,646,625 for the year ended December 31, 2010, an increase of $4,321,763 or 50.0%. Net sales of network solutions products accounted for 48.3% and 35.2% of net consolidated sales for the years ended December 31, 2011 and 2010, respectively. The sales increase during 2011 was primarily due to the Company’s growing participation in the DAS market through supply of its passive microwave components.

          Net sales of the Company’s test and measurement products for the year ended December 31, 2011 were $13,855,052 as compared to $15,917,601 for the year ended December 31, 2010, a decrease of $2,062,549 or 13.0%. Net sales of test and measurement products accounted for 51.7% and 64.8% of net consolidated sales for the years ended December 31, 2011 and 2010, respectively. The sales decrease for 2011 was primarily due to lower order volume experienced during the first half of the year from government agencies and prime defense contractors and an overall softness in foreign markets throughout 2011, particularly Asia Pacific (“APAC”).

          The Company’s gross profit on consolidated net sales for the year ended December 31, 2011 was $12,466,704 or 46.5% as compared to $11,555,479 or 47.0% as reported in the previous year. Although gross profit dollars are higher in 2011 compared to 2010, gross profit margins are slightly lower primarily due to product mix, as the Company’s network solutions products typically provide lower margins than its test and measurement instruments. Additionally, during 2011, the Company carried excess inventory in the amount of approximately

$270,000 relating to a recently discontinued product line. This inventory was sold in its entirety at cost which negatively impacted gross profit. Also contributing to lower margins for 2011 were severance costs incurred in the amount of approximately $73,000 relating to the implementation of a cost reduction plan which included several manufacturing employees.

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

          Operating expenses for the year ended December 31, 2011 were $10,616,857 or 39.6% of net sales as compared to $10,749,956 or 43.8% of net sales for the year ended December 31, 2010. For the year ended December 31, 2011 as compared to the prior year, operating expenses decreased by $133,099 or 1.2%. Operating expenses are lower in 2011 due to a decrease in general and administrative expenses of $358,051, offset by increased spending in both research and development of $86,151 and sales and marketing expenses of $138,801. The decrease in general and administrative expense is attributable to the reversal of a specific warranty accrual in the amount of $240,000 relating to product shipped in 2008, a decrease in non-cash stock based compensation charges of $43,025 and an overall reduction in certain administrative overhead expenses including rent, insurance and office supplies. The Company determined that there is a remote likelihood that any of these specific units will be returned and subsequently reversed the warranty accrual. Sales and marketing expenses were higher in 2011 primarily due to severance paid to certain sales employees in connection with the cost reduction plan mentioned above, and higher, order-specific commission paid to the Company’s external, non-employee sales representatives.

          Interest income decreased by $19,214 for the year ended December 31, 2011. This decrease was primarily due to a lower average balance in the Company’s interest bearing investment account in 2011. Substantially all of the Company’s cash and cash equivalents are invested in money market funds.

          Other income, net of other non-operating expense, increased by $37,889 for the year ended December 31, 2011. This increase was primarily due to a realized gain from the sale of an investment security in 2011, partially offset by higher expenses incurred during 2011, as compared to the prior year, for services relating to the ground water testing being performed at the former site of the Company’s subsidiary, Boonton. The Company has been testing the ground water in this site since 1982 in accordance with state regulations. The Company has hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Management continues to be encouraged by recent test results which support improvements in ground water conditions over time. Overall data from testing in the Spring of 2011 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if any additional contamination is identified and the NJDEP requires additional remediation.

          For the year ended December 31, 2011, the Company realized a tax benefit of $438,515. The tax benefit was primarily due to an increase in the Company’s deferred tax asset, net of a valuation allowance, partially offset by a provision for state income taxes. For the year ended December 31, 2010, the Company realized a tax benefit of $91,870. The tax benefit was primarily due to an increase in the Company’s deferred tax asset, net of a valuation allowance, partially offset by an adjustment to the estimated 2009 carryback claim, due to the Company’s finalizing of its 2009 federal tax return, and a provision for state income taxes.

          Income from continuing operations was $2,429,648 or $0.10 per share on a diluted basis for the year ended December 31, 2011 as compared to net income from continuing operations of $1,015,043 or $0.04 per share on a diluted basis for the year ended December 31, 2010, an increase of $1,414,605. The increase was primarily due to the analysis mentioned above.

          Loss from discontinued operations was $1,742,853 or $0.07 per share on a diluted basis for the year ended December 31, 2010. The 2010 loss was primarily due to an adjustment to the loss recognized on the sale of Willtek of $430,565 and $1,312,288 in operating losses in Willtek through the May 7, 2010 sale date.

          Net income was $2,429,648 or $0.10 per share on a diluted basis for the year ended December 31, 2011 as compared to net loss of $727,810 or $0.03 per share on a diluted basis for the year ended December 31, 2010, an increase of $3,157,458. The increase was primarily due to the analysis mentioned above.

Liquidity and Capital Resources

          The Company’s working capital has increased by $1,388,496 to $24,558,819 at December 31, 2011, from $23,170,323 at December 31, 2010. At December 31, 2011, the Company had a current ratio of 14.2 to 1, and a ratio of debt to tangible net worth of .14 to 1. At December 31, 2010, the Company had a current ratio of 8.3 to 1, and a ratio of debt to tangible net worth of .19 to 1.

          The Company had cash and cash equivalents of $12,089,782 at December 31, 2011, compared to a balance of $13,643,220 at December 31, 2010. In January 2011, the Company paid approximately $874,000 in disposition fees relating to the sale of Willtek which were recorded as accrued expenses in the Company’s consolidated balance sheet at December 31, 2010. Additionally, in 2011, the Company repurchased approximately 1,293,000 shares of its outstanding common stock at a cost of approximately $1,135,000. The Company believes its current level of cash is sufficient to fund the current operating, investing and financing activities.

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

          Operating activities provided $138,735 in cash for the year ending December 31, 2011. For the year ended December 31, 2010, operating activities, including discontinued operations, used $1,064,807 in cash flows. For 2011, cash provided by operations was primarily due to income from operations, a decrease in prepaid expenses and other assets, and an increase in income taxes payable, partially offset by a decrease in accounts payable, accrued expenses and other current liabilities, an increase in inventories and an increase in accounts receivable. For 2010, cash used for operations was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities, a decrease in income taxes payable, and increases in inventory and accounts receivable, partially offset by a decrease in prepaid expenses and other assets.

          The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

          Net cash used for investing activities for 2011 amounted to $488,920 compared to net cash provided by investing activities of $2,320,040 for the year ending December 31, 2010. For 2011, the use of cash was for capital expenditures. For 2010, the source of cash was proceeds relating to the disposition of Willtek, offset by capital expenditures.

          Financing activities used $1,203,253 in cash for the year ended December 31, 2011. The use of these funds was for the repurchase of treasury stock and periodic payments of a mortgage note. Financing activities used $1,538,533 in cash for the year ended December 31, 2010. The use of these funds was for the final payoff on the Company’s bank loan and periodic payments made on its mortgage note payable.

          In 2010, the Company satisfied the entire outstanding principal and interest due on its bank note payable through payment of $1,475,149. Since this bank note was in principle a Euro denominated loan, the outstanding loan balance was subject to foreign currency fluctuations. The Company benefited from the weakening Euro at time of payment.

	Table of Contractual Obligations

	Total	Less than 1 Year	Payments by Period 1-3 Years	4-5 Years

Mortgage	$2,702,912	$73,697	$2,629,215	$—
Facility Leases	942,563	342,750	599,813	—
Operating and Equipment leases	278,501	74,267	204,234	—

	$3,923,976	$490,714	$3,433,262	$—

          The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and any short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of December 31, 2011, the Company had no borrowings outstanding under the facility and approximately $5,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes cash generated from operations will adequately meet near-term working capital requirements.

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

Recent Accounting Pronouncements Affecting the Company

          In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Guidance on Testing Goodwill for Impairment.” ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 will be effective for fiscal and interim reporting periods within those years beginning after December 15, 2011. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

          In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This ASU is effective for the Company beginning January 1, 2012. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

          In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This standard amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This ASU is effective for financial periods beginning after December 15, 2011 and is to be applied prospectively. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

          In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (amendments to FASB ASC Topic 350, Intangibles, Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

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

          As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

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

Item 9B. Other Information

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2012 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 11. Executive Compensation

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2012 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2012 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2012 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 14. Principal Accountant Fees and Services

          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2012 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Two Years in the Period ended December 31, 2011
Consolidated Statements of Changes in Shareholders’ Equity for the Two Years in the Period ended December 31, 2011
Consolidated Statements of Cash Flows for the Two Years in the Period ended December 31, 2011
Notes to Consolidated Financial Statements

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

	(2)	Exhibits

2.1

Asset Purchase Agreement, dated as of April 9, 2010, by and among the Registrant, Willtek Communications GmbH, Willtek Communications SARL, Willtek Communications, Inc., Aeroflex Incorproated, Aeroflex Wichita, Inc., Aeroflex GmbH and Aeroflex SAS* (10)

		3.1	Certificate of Incorporation, as amended (1)

		3.2	Amended and Restated By-laws (1)

		3.3	Amendment to the Certificate of Incorporation (2)

		3.4	Amendment to the Certificate of Incorporation (3)

		4.2	Form of Stock Certificate (1)

		10.1	Summary Plan Description of Profit Sharing Plan of the Registrant (1)

		10.2	Incentive Stock Option Plan of the Registrant and related agreement (1)

		10.3	Amendment to Registrant’s Incentive Stock Option Plan and related agreement (3)

		10.4	Wireless Telecom Group, Inc. 2000 Stock Option Plan (4)

		10.5	Stock Purchase Agreement dated December 21, 2001, by and among the Company, Microlab/FXR and Harry A. Augenblick (5)

		10.6	Stock Purchase Agreement made as of December 21, 2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan (5)

		10.7	Amended and Restated Stock Purchase Agreement, dated as of March 29, 2005, among the Company, Willtek Communications GmbH, Investcorp Technology Ventures, L.P., and Damany Holding GmbH (6)

		10.8	Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek Communications GmbH and Wireless Telecom Group, Inc. (6)

		10.9	Severance Agreement, dated March 29, 2005, between Wireless Telecom Group, Inc. and Paul Genova (8)

10.10	Employment and Severance Agreement, dated January 23, 2006, between Wireless Telecom Group, Inc. and James M. Johnson (9)

10.11	Employment and Severance Agreement, dated February 6, 2007, between Wireless Telecom Group, Inc. and Lawrence Henderson (9)

14	Code of Ethics (7)

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, A Division of O’Connor Davies, LLP) filed herewith as Exhibit 23.1

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

101

The following financial statements from Wireless Telecom Group, Inc.’s Annual Report of Form 10-K for the year ended December 31, 2011, filed on March 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of shareholders’ equity, and (v) the notes to the consolidated financial statements. (11)

* All exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

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
(11)

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

WIRELESS TELECOM GROUP, INC.

Date: March 30, 2012	By:	/s/ Paul Genova

Paul Genova
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adrian Nemcek	Chairman of the Board	March 30, 2012

Adrian Nemcek

/s/ Paul Genova	Chief Executive Officer	March 30, 2012

Paul Genova

/s/ Robert Censullo	Acting Chief Financial Officer	March 30, 2012

Robert Censullo

/s/ Henry Bachman	Director	March 30, 2012

Henry Bachman

/s/ Rick Mace	Director	March 30, 2012

Rick Mace

/s/ Joseph Garrity	Director	March 30, 2012

Joseph Garrity

/s/ Anand Radhakrishnan	Director	March 30, 2012

Anand Radhakrishnan

/s/ Glenn Luk	Director	March 30, 2012

Glenn Luk

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Wireless Telecom Group, Inc.
Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PKF O’Connor Davies
A Division of O’Connor Davies, LLP

March 29, 2012 New York, NY

F – 2

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

	December 31,

	2011	2010

-ASSETS-
CURRENT ASSETS:
Cash and cash equivalents	$12,089,782	$13,643,220
Accounts receivable - net of allowance for doubtful accounts of $122,535 and $73,819 for 2011 and 2010, respectively	4,670,630	4,303,720
Inventories	7,577,051	6,935,172
Deferred income taxes - current	1,761,429	994,215
Prepaid expenses and other current assets	319,690	465,798

TOTAL CURRENT ASSETS	26,418,582	26,342,125

PROPERTY, PLANT AND EQUIPMENT - NET	4,349,150	4,333,690

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes – non-current	4,684,571	4,699,175
Other assets	898,265	892,433

TOTAL OTHER ASSETS	6,934,228	6,943,000

TOTAL ASSETS	$37,701,960	$37,618,815

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable	$841,582	$743,398
Accrued expenses and other current liabilities	944,484	2,360,057
Current portion of mortgage payable	73,697	68,347

TOTAL CURRENT LIABILITIES	1,859,763	3,171,802

LONG TERM LIABILITIES:
Mortgage payable	2,629,215	2,702,912

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,883,861 and 28,753,861 shares issued, 24,494,906 and 25,658,203 shares outstanding, respectively	288,839	287,539
Additional paid-in capital	37,918,844	37,746,005
Retained earnings	3,687,019	1,257,371
Treasury stock, at cost – 4,388,955 and 3,095,658 shares, respectively	(8,681,720)	(7,546,814)

	33,212,982	31,744,101

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,701,960	$37,618,815

The accompanying notes are an integral part of these consolidated financial statements.

F – 3

CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,

	2011	2010

NET SALES	$26,823,440	$24,564,226

COST OF SALES	14,356,736	13,008,747

GROSS PROFIT	12,466,704	11,555,479

OPERATING EXPENSES
Research and development	2,260,949	2,174,798
Sales and marketing	4,496,825	4,358,024
General and administrative	3,859,083	4,217,134

TOTAL OPERATING EXPENSES	10,616,857	10,749,956

OPERATING INCOME	1,849,847	805,523

OTHER (INCOME) EXPENSE
Interest (income)	(3,441)	(22,655)
Interest expense - net	207,188	212,149
Other (income) – net	(345,033)	(307,144)

TOTAL OTHER (INCOME) EXPENSE	(141,286)	(117,650)

INCOME FROM CONTINUING OPERATIONS BEFORE (BENEFIT) FROM INCOME TAXES	1,991,133	923,173

(BENEFIT) FROM INCOME TAXES	(438,515)	(91,870)

INCOME FROM CONTINUING OPERATIONS	2,429,648	1,015,043

(LOSS) FROM DISCONTINUED OPERATIONS – NET OF TAXES	—	(1,742,853)

NET INCOME (LOSS)	$2,429,648	$(727,810)

INCOME (LOSS) PER COMMON SHARE - BASIC
Continuing operations	$0.10	$0.04
Discontinued operations	—	(0.07)

	$0.10	$(0.03)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED
Continuing operations	$0.10	$0.04
Discontinued operations	—	(0.07)

	$0.10	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24,963,271	25,658,203
Diluted	25,138,035	25,685,291

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total

BALANCE AT DECEMBER 31, 2009	$287,539	$37,528,841	$1,985,181	$934,755	$(7,546,814)	$33,189,502

Net (loss)	—	—	(727,810)	—	—	(727,810)

Foreign currency translation	—	—	—	(31,320)	—	(31,320)

Amount recognized for employee pension obligation	—	—	—	(903,435)	—	(903,435)

Comprehensive income (loss)	—	—	—	—	—	(1,662,565)

Stock compensation expense	—	217,164	—	—	—	217,164

BALANCE AT DECEMBER 31, 2010	$287,539	$37,746,005	$1,257,371	$0	$(7,546,814)	$31,744,101

The accompanying notes are an integral part of these consolidated financial statements.

F – 5

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total

Net income	—	—	2,429,648	—	—	2,429,648

Shares issued under restricted stock plan	1,300	(1,300)	—	—	—	—

Stock compensation expense	—	174,139	—	—	—	174,139

Repurchase of treasury stock	—	—	—	—	(1,134,906)	(1,134,906)

BALANCE AT DECEMBER 31, 2011	$288,839	$37,918,844	$3,687,019	$0	$(8,681,720)	$33,212,982

The accompanying notes are an integral part of these consolidated financial statements.

F – 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,

	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$2,429,648	$(727,810)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	473,460	621,706
Amortization	—	13,906
Loss on sale of discontinued operations	—	430,565
Stock compensation expense	174,139	217,164
Deferred rent	—	(53,025)
Deferred income taxes	(752,610)	(668,886)
Provision for (recovery of) doubtful accounts	48,716	(106,247)
Changes in assets and liabilities:
Accounts receivable	(415,626)	(269,247)
Inventory	(641,879)	(314,836)
Income taxes payable	43,364	(253,543)
Prepaid expenses and other assets	96,912	2,048,748
Accounts payable, accrued expenses and other current liabilities	(1,317,389)	(2,003,302)

Net cash provided by (used for) operating activities	138,735	(1,064,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(488,920)	(429,935)
Proceeds from dispositions of Willtek	—	2,749,975

Net cash provided by (used for) investing activities	(488,920)	2,320,040

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage note	(68,347)	(63,384)
Payment on bank note payable	—	(1,475,149)
Repurchase of treasury stock	(1,134,906)	—

Net cash (used for) financing activities	(1,203,253)	(1,538,533)

Effect of foreign currency on cash and cash equivalents	—	(149,862)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,553,438)	(433,162)

Cash and cash equivalents, at beginning of year	13,643,220	14,076,382

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$12,089,782	$13,643,220

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
Taxes	$267,151	$537,332
Interest	$206,965	$238,707

The accompanying notes are an integral part of these consolidated financial statements.

F – 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES:

Organization and Basis of Presentation:

Wireless Telecom Group, Inc. and Subsidiaries (the “Company”), develops and manufactures a wide variety of electronic noise sources, testing and measurement instruments and high-power, passive microwave components, which it sells to customers throughout the United States and worldwide through its foreign sales corporation and foreign distributors to commercial and government customers in the electronics industry. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries, Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), Willtek Communications GmbH (“Willtek”) through May 7, 2010, WTG Foreign Sales Corporation and NC Mahwah, Inc. All intercompany transactions are eliminated in consolidation.

On May 7, 2010, the Company sold substantially all the operating assets and certain liabilities of its foreign subsidiary, Willtek. Accordingly, the operating activities of Willtek for the year ended December 31, 2010 are included in the Company’s financial statements as discontinued operations.

In December 2011, management reviewed and determined that the Company’s operating businesses should be disclosed as separate reportable segments based on how management currently evaluates, manages and discusses, both internally and with its board of directors, its operations and the operations of its wholly-owned subsidiaries Boonton and Microlab. Therefore, the Company has revised its segment reporting to reflect two reportable segments, test and measurement and network solutions. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom. The network solutions segment is comprised primarily of the operations of Microlab. Relative prior period information has been revised accordingly. The Company believes the revised segment reporting better reflects how its operating segments are managed and each segment’s performance is evaluated.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. However, at December 31, 2011, primarily all of the Company’s receivables do pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments. At December 31, 2011, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage amounted to $2,800,811 and $2,702,912, respectively. At December 31, 2010, the fair value and carrying value of fixed rate mortgage amounted to $2,860,698 and $2,771,259, respectively.

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

The Company classifies investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. As of December 31, 2011, substantially all of the Company’s investments consisted of cash and cash equivalents.

Accounts Receivable:

The Company accounts for uncollectible accounts under the allowance method. Potentially uncollectible accounts are provided for throughout the year and actual bad debts are written off to the allowance on a timely basis.

Inventories:

Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses. Inventory carrying value is net of inventory reserves of $608,540 and $452,310 as of December 31, 2011 and 2010, respectively. In 2010, during a review of its inventory reserves, the Company identified and scrapped $243,713 of obsolete inventory.

Inventories consist of:

	December 31,

	2011	2010

Raw materials	$5,094,403	$4,632,195
Work-in-process	831,129	830,684
Finished goods	1,651,519	1,472,293

	$7,577,051	$6,935,172

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

In the fourth quarters of 2011 and 2010, management performed their annual impairment test of goodwill which indicated that Microlab’s fair value was significantly in excess of its carrying value, therefore, there was no impairment for either of the periods presented.

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

Research and Development Costs:

Research and development costs are charged to operations when incurred. The amounts charged to continuing operations for the years ended December 31, 2011 and 2010 were $2,260,949 and $2,174,798, respectively.

F – 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (Continued):

Advertising Costs:

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $266,667 and $358,248 for the years ended December 31, 2011 and 2010, respectively.

Stock-Based Compensation:

The Company follows the provisions of ASC 718, “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the performance-based options granted in 2010, the Company took into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation was zero.

Management estimates are necessary in determining compensation expense for stock options with performance-based vesting criteria. Compensation expense for this type of stock-based award is recognized over the period from the date the performance conditions are determined to be probable of occurring through the implicit service period, which is the date the applicable conditions are expected to be met. If the performance conditions are not considered probable of being achieved, no expense is recognized until such time as the performance conditions are considered probable of being met, if ever. If the award is forfeited because the performance condition is not satisfied, previously recognized compensation cost is reversed. Management evaluates performance conditions on a quarterly basis.

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

Under ASC 740, the Company must recognize and disclose the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized and disclosed in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

The Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2011 and 2010, the Company has identified its federal tax return, its state tax return in New Jersey and its foreign return in Germany as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

F – 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (Continued):

Based on a review of tax positions for all open years and contingencies as set out in Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2011 and 2010, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

	Years Ended December 31,

	2011	2010

Weighted average number of common shares outstanding — Basic	24,963,271	25,658,203
Potentially dilutive stock options	174,764	27,088

Weighted average number of common and equivalent shares outstanding-Diluted	25,138,035	25,685,291

Common stock options are included in the diluted income (loss) per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented. The weighted average number of common stock options not included in diluted income (loss) per share, because the effects are anti-dilutive, was 2,286,438 and 2,753,472 for 2011 and 2010, respectively.

Subsequent events:

The Company has evaluated subsequent events and, except for the event described with respect to the granting of restricted stock (see Note 13), the Company has determined that there were no subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.

Recent Accounting Pronouncements Affecting the Company:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Guidance on Testing Goodwill for Impairment.” ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 will be effective for fiscal and interim reporting periods within those years beginning after December 15, 2011. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

F – 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (Continued):

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This ASU is effective for the Company beginning January 1, 2012. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This standard amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This ASU is effective for financial periods beginning after December 15, 2011 and is to be applied prospectively. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (amendments to FASB ASC Topic 350, Intangibles, Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

Reclassifications:

Certain information from the prior year’s presentation has been reclassified to conform to the current year’s reporting presentation, including the effect of reporting Willtek as discontinued operations.

NOTE 2	–	DISCONTINUED OPERATIONS:

The operating activities of Willtek for the year ended December 31, 2010 are included in the Company’s consolidated statement of operations and consolidated statement of cash flows as discontinued operations (see Note 1). The following table summarizes the components of discontinued operations for the year ended December 31, 2010:

For the Year Ended December 31, 2010

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

Cash flows from discontinued operations for the year ended December 31, 2010 are combined with the cash flows from operations within each of the three categories presented below. Cash flows from discontinued operations for the year ended December 31, 2010 are as follows:

For the Year Ended December 31, 2010

Cash flows from operating activities	$(321,147)
Cash flows from investing activities	$(3,136)
Cash flows from financing activities	$—

NOTE 3	-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, consists of the following:

	December 31,

	2011	2010

Building and improvements	$3,557,186	$3,557,186
Machinery and equipment	3,647,170	3,163,445
Furniture and fixtures	99,282	99,282
Transportation equipment	104,271	145,867
Leasehold improvements	1,078,004	1,072,810

	8,485,913	8,038,590

Less: accumulated depreciation	4,836,763	4,404,900

	3,649,150	3,633,690
Add: land	700,000	700,000

	$4,349,150	$4,333,690

Depreciation expense from continuing operations of $473,460 and $529,448 was recorded for the years ended December 31, 2011 and 2010, respectively.

NOTE 4	-	OTHER ASSETS:

Other assets consist of the following:

	December 31,

	2011	2010

Product demo assets	$610,933	$618,674
Building escrow reserve	232,666	222,720
Security deposit	50,000	50,000
Miscellaneous	4,666	1,039

Total	$898,265	$892,433

F – 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 5	-	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

	December 31,

	2011	2010

Payroll and related benefits	$452,216	$590,735
Commissions	150,006	44,394
Professional fees	78,746	25,739
Goods received not invoiced	76,955	91,214
Warranty reserve	75,000	315,000
Accrued disposition costs	71,012	1,052,074
Other	40,549	240,901

Total	$944,484	$2,360,057

NOTE 6	-	MORTGAGE PAYABLE – LONG TERM:

The Company has a mortgage payable secured by a certain property in the amount of $2,702,912. This note bears interest at an annual rate of 7.45%, requires monthly payments of principal and interest of $23,750 and matures in August 2013.

Mortgage principal payments for the next two years are $73,697 and $2,629,215, respectively, with a balloon payment due in August 2013 of $2,593,356.

NOTE 7	-	SHAREHOLDERS’ EQUITY:

During 2000, shareholders approved the Company’s 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the grant of Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) in compliance with the Code to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. Under the original 2000 Plan, 1,500,000 shares of common stock were reserved for issuance upon the exercise of options. On July 6, 2006, the Company’s shareholders approved by vote to amend and restate the 2000 Plan (the “Amended and Restated 2000 Plan”), authorizing the grant of an additional 2,000,000 shares of common stock options. On September 17, 2008, shareholders further approved an amendment to the Company’s Amended and Restated 2000 Plan providing for an additional 1,000,000 shares of the Company’s common stock that may be available for future grants under the plan.

All service-based options granted have ten year terms and, from the date of grant, vest annually and become fully exercisable after a maximum of five years. Performance-based options granted have ten year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s board of directors.

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

On November 8, 2010, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based stock options to the Company’s Acting Chief Financial Officer (Acting CFO). Accordingly, the Company entered into stock option agreements dated as of November 8, 2010, pursuant to which the Company’s Acting CFO was awarded options to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $0.75 per share, representing a 5% premium over the closing price of the Company’s common stock reported on the NYSE Amex on November 8, 2010, the date of grant.

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

A summary of service-based stock option activity, and related information for the years ended December 31, follows:

	Options	Weighted Average Exercise Price

Outstanding, December 31, 2009	1,588,967	$2.54

Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(445,300)	$2.36

Outstanding, December 31, 2010	1,143,667	$2.60

Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(135,000)	$2.57

Outstanding, December 31, 2011	1,008,667	$2.61

Options exercisable:
December 31, 2010	1,082,917	$2.58
December 31, 2011	1,008,667	$2.61

The aggregate intrinsic value of options outstanding as of December 31, 2011 and 2010 were $388,150 and $93,050, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2011 and 2010 were $0.

F – 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7	-	SHAREHOLDERS’ EQUITY (Continued):

A summary of performance-based stock option activity, and related information for the years ended December 31, follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2009	720,000	$0.97

Granted	650,000	$0.86
Exercised	—	—
Forfeited	—	—
Canceled/Expired	—	—

Outstanding, December 31, 2010	1,370,000	$0.92	—

Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(30,000)	$0.78

Outstanding, December 31, 2011	1,340,000	$0.92	—

Options exercisable:
December 31, 2010	—	—	—
December 31, 2011	—	—	—

The options outstanding and exercisable as of December 31, 2011 are summarized as follows:

Range of exercise prices	Weighted average exercise price	Options Outstanding	Options Exercisable	Weighted average remaining life

$0.75 - $1.42	$0.76	1,340,000	—	8.1 years
$1.69 - $2.25	$1.92	50,000	50,000	0.9 years
$2.28 - $3.13	$2.64	958,667	958,667	3.0 years

		2,348,667	1,008,667

As of December 31, 2011, the Company’s service-based stock options have been fully amortized. The aggregate grant date fair value of performance-based options as of December 31, 2011 is $836,959. During the quarter ended December 31, 2011, management determined the performance conditions related to these options were deemed probable to occur. Consequently, the Company recorded compensation expense in the amount of $49,233 for the year ended December 31, 2011. The remaining balance, or unamortized amount of $787,726, will continue to be expensed on a straight line basis through December 31, 2015, the implicit service period. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

The fair value of performance-based options awarded during 2010 was estimated on the date of grant using the Black-Scholes option-pricing model and included the following range of assumptions; dividend yield of 0%, risk-free interest rates of 1.13% to 2.57%, and expected option lives of 4 years. Volatility assumption was 118%. The forfeiture rate was assumed to be 0%.

The per share weighted average fair value of performance-based options granted in the year 2010 were $0.60.

F – 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7	-	SHAREHOLDERS’ EQUITY (Continued):

On June 14, 2011, the Company granted 40,000 shares of restricted common stock to select members of its board of directors. The shares were granted at the June 14th closing market price of $0.78 per share and will vest on the date of the Company’s next annual shareholders meeting, a vesting period of approximately one year. The total compensation expense to be recognized over the vesting period will be $31,200 of which $15,600 has been recognized in 2011.

On March 22, 2011, the Company granted 50,000 shares of restricted common stock to its Chief Executive Officer. The shares were granted at the March 22nd closing market price of $1.08 per share and will vest on the one year anniversary from the date of grant. The total compensation expense to be recognized over the vesting period will be $54,000 of which $40,500 has been recognized in 2011.

On June 8, 2010, the Company granted 40,000 shares of restricted common stock to select members of its board of directors. The shares were granted at the June 8th closing market price of $0.84 per share and will vest on the date of the Company’s next annual shareholders meeting, a vesting period of approximately one year. The total compensation expense to be recognized over the vesting period will be $33,600 of which $16,800 has been recognized in 2011 and $16,800 has been recognized in 2010.

A summary of the status of the Company’s non-vested restricted common stock as of December 31, 2011, and changes during the years ended December 31, 2011 and 2010 are presented below:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2009	—	—
Granted	40,000	$0.84
Vested	—	—

Non-vested at December 31, 2010	40,000	$0.84

Granted	90,000	$0.95
Vested	(40,000)	$0.84

Non-vested at December 31, 2011	90,000	$0.95

As of December 31, 2011, the unearned compensation related to the Company’s granted restricted stock is $29,100 which will continue to be amortized through June 2012.

NOTE 8	-	SEGMENT AND RELATED INFORMATION:

Financial information by segment:

The Company and its subsidiaries develop and manufacture various types of electronic test equipment. Historically, the operating businesses of the Company were aggregated into a single operating segment based on similar economic characteristics, products, services, customers, U.S. Government regulatory requirements, manufacturing processes and distribution channels. Based on how the Company currently manages and discusses its operations and the operations of its subsidiaries, the Company has revised its segment reporting to reflect two reportable segments, test and measurement and network solutions.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on income or loss from operations, excluding interest, corporate expenses and other income (expenses).

F – 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 8	-	SEGMENT AND RELATED INFORMATION (Continued):

Financial information by reportable segment or the years ended December 31, 2011 and 2010 is presented below:

	2011	2010

Net sales by segment:
Test and measurement	$13,855,052	$15,917,601
Network solutions	12,968,388	8,646,625

Total consolidated net sales and net sales of reportable segments	$26,823,440	$24,564,226

Segment income:
Test and measurement	$1,451,624	$2,103,926
Network solutions	3,097,164	1,320,774

Income from reportable segments	4,548,788	3,424,700

Other unallocated amounts:
Corporate expenses	(2,698,941)	(2,619,177)
Interest and other income - net	141,286	117,650

Consolidated income from continuing operations before income tax (benefit)	$1,991,133	$923,173

Depreciation and amortization by segment:
Test and measurement	$417,713	$477,187
Network solutions	55,747	52,261

Total depreciation and amortization for reportable segments	$473,460	$529,448

Capital expenditures by segment:
Test and measurement	$432,933	$281,207
Network solutions	55,987	145,592

Total consolidated capital expenditures by reportable segment	$488,920	$426,799

Total assets by segment:
Test and measurement	$12,969,693	$12,797,151
Network solutions	6,126,776	5,332,282

Total assets for reportable segments	19,096,469	18,129,433

Corporate assets, principally cash and cash equivalents and deferred and current taxes	18,605,491	19,489,382

Total consolidated assets	$37,701,960	$37,618,815

For the years ended December 31, 2011 and 2010, no customer accounted for more than 6% and 5% of total consolidated sales, respectively.

In addition to its in-house sales staff, the Company uses various manufacturers’ representatives to sell its products. For the years ended December 31, 2011 and 2010, no representative accounted for more than 10% of total consolidated sales.

F – 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 8	-	SEGMENT AND RELATED INFORMATION (Continued):

Regional Sales:

Net consolidated sales from continuing operations by region were as follows:

	For the Twelve Months Ended December 31,
	2011	2010

Americas	$19,810,973	$17,027,598
Europe, Middle East, Africa (EMEA)	4,982,978	4,932,729
Asia Pacific (APAC)	2,029,489	2,603,899

	$26,823,440	$24,564,226

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2011 and 2010, sales in the United States amounted to $17,741,752 and $15,999,539, respectively. Shipments to the remaining regions presented above were largely concentrated in Germany (EMEA) and China (APAC). For the years ended December 31, 2011 and 2010, sales to Germany amounted to $1,116,848, or 22% of all shipments to the EMEA region, and $1,006,454, or 20% of all shipments to the EMEA region, respectively. Sales to China, for the years ended December 31, 2011 and 2010, amounted to $912,614, or 45% of all shipments to the APAC region, and $1,508,282, or 58% of all shipments to the APAC region, respectively. There were no other shipments significantly concentrated in one country.

Purchases:

For the years ended 2011 and 2010, no third-party supplier accounted for more than 10% and 8% of the Company’s total consolidated inventory purchases, respectively.

NOTE 9	-	RETIREMENT PLANS:

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2011 and 2010 amounted to $294,651 and $297,308, respectively.

The Company also maintained a non-contributory, defined benefit pension plan covering 15 active and 30 former employees of its German subsidiary, Willtek. As a result of the May 7, 2010 sale of Willtek, the Company is no longer obligated to maintain such defined benefit plan as the on-going responsibility was assumed by the buyer.

NOTE 10	-	INCOME TAXES:

The components of income tax expense (benefit) related to income from continuing operations are as follows:

	Year Ended December 31,

	2011	2010

Current:
Federal	$27,395	$461,845
State	286,700	115,170
Deferred:
Federal	(639,718)	(568,552)
State	(112,892)	(100,333)

	$(438,515)	$(91,870)

F – 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10	-	INCOME TAXES (Continued):

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to continuing operations:

	Year Ended December 31,

	2011	2010

	% of Pre Tax Earnings	% of Pre Tax Earnings

Statutory federal income tax rate	34.0%	34.0%
Change in valuation allowance on deferred taxes	(70.8)	(30.0)
Investment in foreign subsidiary	—	(64.2)
State income tax net of federal tax benefit	15.6	12.5
Income tax recoverable adjustment	—	33.2
Permanent differences	(0.2)	(8.0)
Over/under accruals	.2	3.2
Other	(0.8)	9.3

	(22.0)%	(10.0)%

In 2011, the difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes based upon management’s updated assumptions related to expected future taxable income. In 2010, the difference between the statutory and the effective tax rate is due mainly to the disposition of Willtek.

The components of deferred income taxes are as follows:

	December 31,

	2011	2010

Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$199,782	$185,024
Reserves on inventories	480,632	421,236
Allowances for doubtful accounts	49,014	29,528
Accruals	108,000	242,663
Tax effect of goodwill	(218,932)	(116,228)
Book depreciation over tax	27,643	23,494
Net operating loss carryforward	17,618,136	18,287,923

	18,264,275	19,073,640
Valuation allowance for deferred tax assets	(11,818,275)	(13,380,250)

	$6,446,000	$5,693,390

The Company has a domestic net operating loss carryforward at December 31, 2011 of approximately $25,400,000 which expires in 2029. The Company also has a foreign net operating loss carryforward at December 31, 2011 of approximately $23,400,000 which has no expiration.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2011. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2011.

F – 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10	-	INCOME TAXES (Continued):

The Company files income tax returns in the U.S. (federal and state of New Jersey) and German taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2008.

The Company does not have any significant unrecognized tax benefits and does not anticipate significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts recognized for income tax related interest and penalties as a component of the provision for income taxes are immaterial for the years ended December 31, 2011 and 2010.

NOTE 11	-	COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company typically provides one-year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. Historically, warranty expense within the Company has been minimal. In 2009, there was a onetime increase of $240,000 in warranty costs due to the potential rework of specific product shipped in 2008. In 2011, the Company reversed the one-time warranty accrual as this product is no longer being produced at original specifications and management believes there is a remote likelihood that any units will be returned.

Leases:

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant. On May 5, 2011, the Company entered into a building lease agreement with its current landlord to remain at its principal corporate headquarters. The term of the lease agreement is for three years beginning October 1, 2011 and ending September 30, 2014 and can be renewed at the tenant’s option for one five-year period at fair market value to be determined at term expiration. The minimum monthly rent payment will be approximately $29,000. The Company will benefit from a reduction in the base rent rate, realizing savings of approximately $480,000 over the three year term, or approximately $160,000 when annualized.

The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance. The future minimum lease payments relative to continuing operations are shown below:

2012	$342,750
2013	342,750
2014	257,063

$942,563

Rent expense included in continuing operations for the years ended December 31, 2011 and 2010 was $527,238 and $535,194, respectively.

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

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2015. All leases may be renewed at the end of their respective leasing periods. Future payments relative to continuing operations consist of the following at December 31, 2011:

2012	$74,267
2013	74,267
2014	74,267
2015	55,700

$278,501

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

Costs charged to operations in connection with the water management plan amounted to approximately $68,000 and $50,000 for the years ended December 31, 2011 and 2010, respectively. The Company estimates that expenditures in this regard, including the costs of operating the wells and analyzing soil and water samples, will continue until the NJDEP determines that testing is complete. In 2010, the Company hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Overall data from recent testing in the Spring of 2011 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

Line of Credit:

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and any short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty.

As of December 31, 2011, the Company had no borrowings outstanding under the facility and approximately $5,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes cash generated from operations will adequately meet near-term working capital requirements.

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

NOTE 12	-	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly financial data from continuing operations (in thousands, except per share amounts).

2011	Quarter

	1st	2nd	3rd	4th

Net sales	$6,077	$6,473	$7,064	$7,209
Gross profit	2,650	2,918	3,433	3,466
Operating income	298	212	699	641
Income from continuing operations	386	501	827	716
Diluted net income per share from continuing operations	$.02	$.02	$.03	$.03

2010	Quarter

	1st	2nd	3rd	4th

Net sales	$6,137	$6,081	$5,710	$6,636
Gross profit	2,803	2,956	2,696	3,100
Operating income (loss)	312	321	(40)	213
Income from continuing operations	320	298	39	358
Diluted net income per share from continuing operations	$.01	$.01	$.00	$.02

NOTE 13	-	SUBSEQUENT EVENT:

On March 20, 2012, the Company’s Board of Directors approved the granting of 25,620 and 20,661 shares of restricted stock to the Company’s Chief Executive Officer and V.P. of Sales and Marketing, respectively. The shares will vest over a one-year period.

F – 24