Form 10-Q
period 2012-03-31
WIRELESS TELECOM GROUP INC
filed 2012-05-15
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ______________

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

Number of shares of Common Stock outstanding as of May 11, 2012: 24,233,497

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011

	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$12,965,030	$12,089,782
Accounts receivable - net of allowance for doubtful accounts of $135,206 and $122,535 for 2012 and 2011, respectively	4,318,554	4,670,630
Inventories	7,870,041	7,577,051
Deferred income taxes - current	1,752,288	1,761,429
Prepaid expenses and other current assets	162,807	319,690

TOTAL CURRENT ASSETS	27,068,720	26,418,582

PROPERTY, PLANT AND EQUIPMENT - NET	4,356,717	4,349,150

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	4,912,712	4,684,571
Other assets	898,858	898,265

TOTAL OTHER ASSETS	7,162,962	6,934,228

TOTAL ASSETS	$38,588,399	$37,701,960

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$821,120	$841,582
Accrued expenses and other current liabilities	1,294,205	944,484
Current portion of mortgage payable	75,099	73,697

TOTAL CURRENT LIABILITIES	2,190,424	1,859,763

LONG TERM LIABILITIES:
Mortgage payable	2,609,906	2,629,215

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 28,930,142 and 28,883,861 shares issued, respectively, 24,414,964 and 24,494,906 shares outstanding, respectively	289,302	288,839
Additional paid-in-capital	37,988,914	37,918,844
Retained earnings	4,342,883	3,687,019
Treasury stock at cost, 4,515,178 and 4,388,955 shares, respectively	(8,833,030)	(8,681,720)

TOTAL SHAREHOLDERS’ EQUITY	33,788,069	33,212,982

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,588,399	$37,701,960

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months
	Ended March 31,

	2012	2011

NET SALES	$6,901,819	$6,076,955

COST OF SALES	3,546,754	3,427,095

GROSS PROFIT	3,355,065	2,649,860

OPERATING EXPENSES
Research and development	599,466	524,784
Sales and marketing	1,072,616	1,193,807
General and administrative	1,131,768	633,637

TOTAL OPERATING EXPENSES	2,803,850	2,352,228

OPERATING INCOME	551,215	297,632

OTHER (INCOME) EXPENSE
Interest expense - net	50,941	48,981
Other (income) - net	(59,838)	(55,550)

TOTAL OTHER (INCOME) EXPENSE	(8,897)	(6,569)

INCOME BEFORE INCOME TAXES	560,112	304,201

(BENEFIT) FROM INCOME TAXES	(95,752)	(81,351)

NET INCOME	$655,864	$385,552

INCOME PER COMMON SHARE:

BASIC	$0.03	$0.02

DILUTED	$0.03	$0.02

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$655,864	$385,552
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	82,465	124,613
Stock compensation expense	70,533	21,401
Deferred income taxes	(219,000)	(137,571)
Provision for losses on accounts receivable	12,671	18,705
Changes in assets and liabilities:
Accounts receivable	339,405	(91,961)
Inventories	(292,990)	(162,558)
Prepaid expenses and other assets	156,290	71,699
Accounts payable, accrued expenses and other current liabilities	329,259	(1,134,891)

Net cash provided by (used for) operating activities	1,134,497	(905,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(90,032)	(122,145)

Net cash (used for) investing activities	(90,032)	(122,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(17,907)	(16,607)
Repurchase of treasury stock - 126,223 and 692,917 shares, respectively	(151,310)	(457,326)

Net cash (used for) financing activities	(169,217)	(473,933)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	875,248	(1,501,089)

Cash and cash equivalents, at beginning of period	12,089,782	13,643,220

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12,965,030	$12,142,131

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$3,146	$1,470

Interest	$50,977	$52,277

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2011	$288,839	$37,918,844	$3,687,019	$(8,681,720)	$33,212,982

Net income	—	—	655,864	—	655,864
Shares issued under restricted stock plan	463	(463)	—	—	—
Stock compensation expense	—	70,533	—	—	70,533
Repurchase of treasury stock	—	—	—	(151,310)	(151,310)

Balances at March 31, 2012	$289,302	$37,988,914	$4,342,883	$(8,833,030)	$33,788,069

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheets as of March 31, 2012, the condensed consolidated statements of operations for the three-month periods ended March 31, 2012 and 2011, the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011 and the condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2012 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its annual report on Form 10-K for the year ended December 31, 2011. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted from this report.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, valuation of deferred tax assets and estimated fair values of stock options) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three-month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. At March 31, 2012 and December 31, 2011, primarily all of the Company’s receivables pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. At March 31, 2012, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of the fixed rate mortgage payable amounted to $2,786,471 and $2,685,005, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that, other than the event described with respect to the forfeiture of restricted stock (see Note 7), there were no other subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The components of deferred income taxes are as follows:

	March 31, 2012	December 31, 2011

Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$208,949	$199,782
Reserves on inventories	478,756	480,632
Allowance for doubtful accounts	54,082	49,014
Accruals	45,000	108,000
Tax effect of goodwill	(244,608)	(218,932)
Book depreciation over tax	16,820	27,643
Net operating loss carryforward	17,436,595	17,618,136

	17,995,594	18,264,275
Valuation allowance for deferred tax assets	(11,330,594)	(11,818,275)

	$6,665,000	$6,446,000

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

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. As of March 31, 2012, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2012	2011

Weighted average common shares outstanding	24,431,055	24,981,985
Potentially dilutive stock options	362,686	251,490

Weighted average common shares outstanding, assuming dilution	24,793,741	25,233,475

Common stock options are included in the diluted earnings per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The number of options not included in diluted earnings per share, because the effects are anti-dilutive, was 1,985,982 and 2,262,177 for the three-months ended March 31, 2012 and 2011, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $605,370 and $608,540 at March 31, 2012 and December 31, 2011, respectively.

Inventories consist of:

	March 31, 2012	December 31, 2011

Raw materials	$5,008,683	$5,094,403
Work-in-process	1,148,491	831,129
Finished goods	1,712,867	1,651,519

	$7,870,041	$7,577,051

NOTE 6 - GOODWILL

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

In the fourth quarter of 2011, management performed their annual impairment test of goodwill which indicated that Microlab’s fair value was significantly in excess of its carrying value, therefore, there was no impairment recorded at March 31, 2012 and December 31, 2011.

The Company’s recent adoption of ASU 2011-08, “Guidance on Testing Goodwill for Impairment”, will affect how management approaches the annual testing of Microlab’s goodwill going forward. Management will perform a qualitative assessment prior to calculating the fair value of its reporting unit, Step 1 of the goodwill impairment test. If management determines, on the basis of qualitative factors, that the fair value of Microlab is more likely than not greater than its carrying amount, the two-step process described above will not be required.

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three-month periods ended March 31, 2012 and 2011 include share-based compensation expense totaling $70,533 and $21,401, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

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
(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

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

The Company did not grant any stock options during either of the three-months ended March 31, 2012 or 2011. Additionally, no stock options were exercised, forfeited or canceled during either of the three-months ended March 31, 2012 or 2011. At March 31, 2012, the total number of stock option shares outstanding, which includes both service-based and performance-based options, was 2,348,667.

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first three months of 2012:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term

Service-based Stock Options
Outstanding at January 1, 2012	1,008,667	$2.61
Granted	—
Exercised	—
Forfeited	—
Canceled/Expired	—

Outstanding at March 31, 2012	1,008,667	$2.61	2.5

Exercisable at March 31, 2012	1,008,667	$2.61	2.5

The aggregate intrinsic value of service-based options outstanding and exercisable as of March 31, 2012 was $0.

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first three months of 2012:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term

Performance-based Stock Options
Outstanding at January 1, 2012	1,340,000	$0.92
Granted	—
Exercised	—
Forfeited	—
Canceled/Expired	—

Outstanding at March 31, 2012	1,340,000	$0.92	7.8

Exercisable at March 31, 2012	—	—	—

The aggregate intrinsic value of performance-based options outstanding as of March 31, 2012 was $466,550. The aggregate intrinsic value of performance-based options exercisable as of March 31, 2012 was $0.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

As of March 31, 2012, the Company’s service-based stock options have been fully amortized. The aggregate grant date fair value of performance-based stock options as of March 31, 2012 is $836,959. During the fourth quarter of 2011, management determined the performance conditions related to these options are probable to occur. Accordingly, the Company has recorded compensation expense in the amount of $49,233 for the three-months ended March 31, 2012. The remaining balance, or unamortized amount of $738,493, will continue to be expensed on a straight-line basis through December 31, 2015, the implicit service period. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

On March 20, 2012, the Company’s Board of Directors awarded 25,620 and 20,661 shares of restricted common stock to its Chief Executive Officer and V.P. of Sales and Marketing, respectively. The shares were granted at the March 20, 2012 closing price of $1.21 per share. The shares issued from this grant were expected to vest on the one-year anniversary from the date of grant to which the associated compensation expense would have been recognized over the vesting period on a straight-line basis. Subsequently, on April 30, 2012, both aforementioned officers agreed to forfeit their shares.

On March 22, 2011, the Company’s Board of Directors awarded 50,000 shares of restricted common stock to its Chief Executive Officer. The shares were granted at the March 22, 2011 closing market price of $1.08 per share and have fully vested as of March 31, 2012. The total compensation expense recognized over the one-year vesting period was $54,000. On April 30, 2012, the Company’s Chief Executive Officer agreed to forfeit his shares.

A summary of the status of the Company’s non-vested restricted common stock as of March 31, 2012, and changes during the three-months ended March 31, 2012 are presented below:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2012	90,000	$0.95
Granted	46,281	$1.21
Vested	(50,000)	($1.08)

Non-vested at March 31, 2012	86,281	$1.01

As of March 31, 2012, total outstanding restricted stock previously granted by the Company consists of 90,000 vested shares and 86,281 non-vested shares.

As of March 31, 2012, the unearned compensation related to Company granted restricted stock is $63,800.

In April 2012, the Company became aware of a certain NYSE Amex (the “Exchange”) listing rule that was not followed with respect to 176,281 shares of restricted common stock granted to a number of the Company’s directors and officers between June 2010 and March 2012, which represents both vested and non-vested shares. Although such shares were approved by the Company’s Board of Directors and issued in accordance with all SEC rules and regulations, the shares of restricted common stock granted during these periods were not issued in accordance with all Exchange requirements. Consequently, on April 30, 2012, each individual granted restricted stock during this period agreed to forfeit his shares. The Company has formally submitted a new stock compensation plan to its shareholders to be approved and ratified at the Company’s Annual Meeting of Shareholders to be held on June 13, 2012. The Company’s Compensation Committee is currently contemplating the appropriate replacement award to be granted to each affected individual.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION: REGIONAL SALES

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

Financial information by reportable segment for the three-months ended March 31, 2012 and 2011:

	2012	2011

Net sales by segment:
Test and measurement	$3,561,033	$3,449,831
Network solutions	3,340,786	2,627,124

Total consolidated net sales and net sales of reportable segments	$6,901,819	$6,076,955

Segment income:
Test and measurement	$375,114	$207,368
Network solutions	906,159	587,683

Income from reportable segments	1,281,273	795,051

Other unallocated amounts:
Corporate expenses	(730,058)	(497,419)
Interest and other income - net	8,897	6,569

Consolidated income before income tax (benefit)	$560,112	$304,201

Depreciation and amortization by segment:
Test and measurement	$67,759	$110,955
Network solutions	14,706	13,658

Total depreciation and amortization for reportable segments	$82,465	$124,613

Capital expenditures by segment:
Test and measurement	$69,721	$86,058
Network solutions	20,311	36,087

Total consolidated capital expenditures by reportable segment	$90,032	$122,145

Financial information by reportable segment as of March 31, 2012 and December 31, 2011:

Total assets by segment:
Test and measurement	$12,693,060	$12,969,693
Network solutions	6,265,309	6,126,776

Total assets for reportable segments	18,958,369	19,096,469

Corporate assets, principally cash and cash equivalents and deferred and current taxes	19,630,030	18,605,491

Total consolidated assets	$38,588,399	$37,701,960

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION: REGIONAL SALES (Continued)

Net consolidated sales by region were as follows:

	For the Three Months Ended March 31,
	2012	2011

Revenues by region
Americas	$5,015,577	$4,061,963
Europe, Middle East, Africa (EMEA)	1,178,382	1,548,266
Asia Pacific (APAC)	707,860	466,726

Total Revenues	$6,901,819	$6,076,955

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended March 31, 2012 and 2011, sales in the United States amounted to $4,699,902 and $3,819,327, respectively. For the three-months ended March 31, 2012 and 2011, shipments to the EMEA region were not significantly concentrated in one country. Shipments to the APAC region were largely concentrated in China. For the three-months ended March 31, 2012 and 2011, sales in China amounted to $386,431 and $217,626, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

The Company has a building lease agreement with its current landlord to remain at its principal corporate headquarters in Hanover Township, Parsippany, NJ through September 30, 2014. The minimum monthly rent payment for the remaining term of the lease will be approximately $29,000.

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

The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Overall data from testing performed in the Spring of 2011 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2012, the Company had no borrowings outstanding under the facility and approximately $5,300,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

In December 2011, the Company’s management reevaluated how it manages and discusses, both internally and with its board of directors, its operations and the operations of its subsidiaries Boonton and Microlab. Therefore, the Company has revised its segment reporting to reflect two reportable segments, test and measurement and network solutions. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom. The network solutions segment is comprised primarily of the operations of Microlab. Relative prior period information has been revised accordingly. The Company believes the revised segment reporting better reflects how its operating segments are managed and each segment’s performance is evaluated. Additional financial information on the Company’s reportable segments as of March 31, 2012 and December 31, 2011, as well as, for the three-months ended March 31, 2012 and 2011 is included in Note 8 to the Company’s condensed consolidated financial statements.

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and as of December 31, 2011 (ii) Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2012 (unaudited) and 2011 (unaudited) (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2012 (unaudited) and 2011 (unaudited) and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the three-month period ended March 31, 2012 (unaudited).

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation

The Company follows the provisions of Accounting Standards Codification (ASC) 718, “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For any performance-based or service-based options granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation was zero.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A key consideration in estimating the allowance for doubtful accounts has been, and will continue to be, its customers’ payment history and aging of its accounts receivable balance. If the financial condition of any of its customers were to decline, additional allowances might be required.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. As of March 31, 2012 and December 31, 2011, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended March 31, 2012 and 2011.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

For the three-months ended March 31, 2012 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $6,902,000 from approximately $6,077,000, an increase of approximately $825,000 or 13.6%. This increase was primarily the result of continuing strong demand for the Company’s network solutions products for distributed antenna systems (“DAS”). The Company has experienced an increase in order activity due to commercial infrastructure development in support of the ongoing expansion and upgrade to DAS.

Net sales of the Company’s network solutions products for the three-months ended March 31, 2012 were approximately $3,341,000 as compared to approximately $2,627,000 for the three-months ended March 31, 2011, an increase of approximately $714,000 or 27.2%. Net sales of network solutions products accounted for approximately 48% and 43% of net consolidated sales for the three-month periods ended March 31, 2012 and 2011, respectively. The increase in sales was primarily due to the Company’s growing participation in DAS deployments through supply of its passive microwave components.

Net sales of the Company’s test and measurement products for the three-months ended March 31, 2012 were approximately $3,561,000 as compared to approximately $3,450,000 for the three-months ended March 31, 2011, an increase of approximately $111,000 or 3.2%. Net sales of test and measurement products accounted for approximately 52% and 57% of net consolidated sales for the three-months ended March 31, 2012 and 2011, respectively. The increase in sales was primarily due to increased volume related to the ongoing fulfillment of government contract orders, particularly the Company’s supply of peak power meters to the U.S. Navy.

Gross profit on net consolidated sales for the three-months ended March 31, 2012 was approximately $3,355,000 or 48.6% as compared to approximately $2,650,000 or 43.6% of net consolidated sales for the three-months ended March 31, 2011. Gross profit margins are higher for the three-months ended March 31, 2012 as compared to the same period of the previous year primarily due to higher revenue volume during the quarter ended March 31, 2012 and severance costs incurred during the first quarter of 2011 in the amount of approximately $73,000 relating to the implementation of a cost reduction plan which included several manufacturing employees. Additionally, during the quarter ended March 31, 2011, the Company carried excess inventory in the amount of approximately $270,000 relating to a recently discontinued product line. This inventory was sold in its entirety at cost which negatively impacted gross profit.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating expenses for the three-months ended March 31, 2012 were approximately $2,804,000 or 41% of net consolidated sales as compared to approximately $2,352,000 or 39% of net consolidated sales for the three-months ended March 31, 2011. Operating expenses are higher for the three-months ended March 31, 2012 primarily due to an increase in general and administrative expenses of approximately $498,000 and an increase in research and development expenses of approximately $75,000, offset by a decrease in sales and marketing expenses of approximately $121,000.

The increase in general and administrative expenses for the three-months ended March 31, 2012 is primarily due to a higher bonus accrual of approximately $125,000 and an increase in non-cash stock based compensation charges of approximately $49,000. Additionally, a specific warranty accrual was reversed during the quarter ended March 31, 2011 in the amount of $240,000 relating to product shipped in 2008. The Company determined that there is a remote likelihood that any of these specific units will be returned and subsequently reversed the warranty accrual. Sales and marketing expenses were lower for the three-months ended March 31, 2012 primarily due to a decrease in travel and related expenses of approximately $40,000 and lower, order specific, commissions paid to the Company’s external, non-employee sales representatives of approximately $37,000. Additionally, severance was paid during the quarter ended March 31, 2011 to certain sales employees in the amount of approximately $28,000 in connection with the cost reduction plan mentioned above.

Interest income decreased by approximately $3,000 for the three-months ended March 31, 2012, as compared to the corresponding period of the previous year. Interest income is derived from the Company’s cash investment account. Substantially all of the Company’s cash is invested in money market funds.

Other income, net of other non-operating expense, increased by approximately $4,000 for the three-months ended March 31, 2012 as compared to the corresponding period of the previous year. The increase in other income for the three-months ended March 31, 2012 is primarily due to higher non-operating expense incurred during the three-months ended March 31, 2011 for services relating to the ground water testing being performed at the former site of the Company’s subsidiary, Boonton. The Company has been testing the ground water in this site since 1982 in accordance with state regulations. The Company is diligently pursuing efforts to satisfy the requirements of the original remediation plan, in effect since 1982, and receive a new determination from the NJDEP. Management continues to be encouraged by recent test results which support improvements in ground water conditions over time. Overall data from testing in the Spring of 2011 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if any additional contamination is identified and the NJDEP requires additional remediation.

For the three-months ended March 31, 2012 and 2011, the Company realized a tax benefit of approximately $96,000 and approximately $81,000, respectively. For both periods, the tax benefit was primarily due to a decrease in the Company’s deferred tax asset valuation allowance, partially offset by a provision for state income taxes.

For the three-months ended March 31, 2012, the Company realized net income of approximately $656,000 or $0.03 income per share on a basic and diluted basis, as compared to net income of approximately $386,000 or $0.02 income per share on a basic and diluted basis for the corresponding period of the previous year, an increase of approximately $270,000. The increase was primarily due to the analysis mentioned above.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has increased by approximately $319,000 to approximately $24,878,000 at March 31, 2012, from approximately $24,559,000 at December 31, 2011. At March 31, 2012, the Company had a current ratio of 12.4 to 1, and a ratio of debt to tangible net worth of ..15 to 1. At December 31, 2011, the Company had a current ratio of 14.2 to 1, and ratio of debt to tangible net worth of .14 to 1.

The Company had cash and cash equivalents of approximately $12,965,000 at March 31, 2012, compared to approximately $12,090,000 at December 31, 2011. In January 2011, the Company paid approximately $874,000 in disposition fees relating to the sale in 2010 of its foreign subsidiary, Willtek Communications GmbH (“Willtek”). Additionally, in 2011, the Company repurchased approximately 1,293,000 shares of its outstanding common stock at a cost of approximately $1,135,000. During the quarter ended March 31, 2012, the Company has repurchased approximately 126,000 shares of its outstanding common stock at a cost of approximately $151,000. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

The Company realized cash from operating activities of approximately $1,134,000 for the three-month period ending March 31, 2012. The primary source of this cash was due to net income from operations for the quarter, as well as, a decrease in accounts receivable, an increase in accounts payable, accrued expenses and other current liabilities and a decrease in prepaid expenses and other assets, partially offset by an increase in inventory.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

The Company used cash for operating activities of approximately $905,000 for the three-month period ending March 31, 2011. The primary use of this cash was due to a decrease in accounts payable, accrued expenses and other current liabilities, an increase in inventory and an increase in accounts receivable, partially off-set by a decrease in prepaid expenses and other assets.

Net cash used for investing activities for the three-months ended March 31, 2012 and 2011 was approximately $90,000 and approximately $122,000, respectively. The use of these funds was for capital expenditures.

Cash used for financing activities for the three-months ended March 31, 2012 was approximately $169,000. The use of these funds was for the acquisition of treasury stock and the periodic payments of a mortgage note. Cash used for financing activities for the three-months ended March 31, 2011 was approximately $474,000. The use of these funds was for the acquisition of treasury stock and the periodic payments of a mortgage note.

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2012, the Company had no borrowings outstanding under the facility and approximately $5,300,000 of borrowing availability.

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

(b) Changes in Internal Controls over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not aware of any material legal proceeding against the Company or in which any of their property is subject.

Item 1A. RISK FACTORS

The Company is not aware of any material changes from risk factors as previously disclosed in its Form 10-K for the year ended December 31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended March 31, 2012, the total number of shares purchased as part of our publicly announced repurchase programs, and the maximum number of shares that may yet be purchased under our stock repurchase program at March 31, 2012.

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (2)

January 1, 2012 – January 31, 2012	53,811	$1.17	53,811	954,309

February 1, 2012 - February 29, 2012	20,000	$1.17	20,000	934,309

March 1, 2012 - March 31, 2012	52,412	$1.19	52,412	881,897

Total	126,223	$1.18	126,223

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

PART II - OTHER INFORMATION (Continued)

Item 4. MINE SAFETY DISCLOSURES

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

101

The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements. (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: May 15, 2012	/S/Paul Genova

Paul Genova
Chief Executive Officer

Date: May 15, 2012	/S/Robert Censullo

Robert Censullo
Acting Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101

The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements. (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.