Form 10-Q
period 2012-06-30
WIRELESS TELECOM GROUP INC
filed 2012-08-13
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of Common Stock outstanding as of August 6, 2012: 24,245,593

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011

	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$12,411,224	$12,089,782
Accounts receivable - net of allowance for doubtful accounts of $57,391 and $122,535 for 2012 and 2011, respectively	4,520,713	4,670,630
Inventories	8,618,084	7,577,051
Deferred income taxes - current	1,897,509	1,761,429
Prepaid expenses and other current assets	327,030	319,690

TOTAL CURRENT ASSETS	27,774,560	26,418,582

PROPERTY, PLANT AND EQUIPMENT - NET	4,398,057	4,349,150

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	4,868,491	4,684,571
Other assets	919,321	898,265

TOTAL OTHER ASSETS	7,139,204	6,934,228

TOTAL ASSETS	$39,311,821	$37,701,960

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$1,207,195	$841,582
Accrued expenses and other current liabilities	1,131,655	944,484
Current portion of mortgage payable	76,527	73,697

TOTAL CURRENT LIABILITIES	2,415,377	1,859,763

LONG TERM LIABILITIES:
Mortgage payable	2,590,230	2,629,215
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,012,557 and 28,883,861 shares issued, respectively, 24,331,682 and 24,494,906 shares outstanding, respectively	290,126	288,839
Additional paid-in-capital	38,045,122	37,918,844
Retained earnings	4,998,332	3,687,019
Treasury stock at cost, 4,680,875 and 4,388,955 shares, respectively	(9,027,366)	(8,681,720)

TOTAL SHAREHOLDERS’ EQUITY	34,306,214	33,212,982

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,311,821	$37,701,960

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2012	2011	2012	2011

NET SALES	$7,092,046	$6,472,756	$13,993,865	$12,549,711

COST OF SALES	3,502,208	3,554,978	7,048,962	6,982,073

GROSS PROFIT	3,589,838	2,917,778	6,944,903	5,567,638

OPERATING EXPENSES
Research and development	619,803	572,334	1,219,269	1,097,118
Sales and marketing	1,159,798	1,219,850	2,232,414	2,413,657
General and administrative	1,201,027	913,554	2,332,795	1,547,191

TOTAL OPERATING EXPENSES	2,980,628	2,705,738	5,784,478	5,057,966

OPERATING INCOME	609,210	212,040	1,160,425	509,672

OTHER (INCOME) EXPENSE
Interest expense - net	50,506	51,680	101,447	100,661
Other (income) - net	(72,204)	(174,573)	(132,042)	(230,123)

TOTAL OTHER (INCOME) EXPENSE	(21,698)	(122,893)	(30,595)	(129,462)

INCOME BEFORE INCOME TAXES	630,908	334,933	1,191,020	639,134

(BENEFIT) FROM INCOME TAXES	(24,541)	(166,229)	(120,293)	(247,580)

NET INCOME	$655,449	$501,162	$1,311,313	$886,714

INCOME PER COMMON SHARE:

BASIC	$0.03	$0.02	$0.05	$0.04

DILUTED	$0.03	$0.02	$0.05	$0.04

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,311,313	$886,714
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	169,501	249,755
Stock compensation expense	127,565	56,304
Deferred income taxes	(320,000)	(358,610)
Allowance for doubtful accounts receivable	(65,144)	18,538
Changes in assets and liabilities:
Accounts receivable	215,061	45,072
Inventories	(1,041,033)	(541,238)
Prepaid expenses and other assets	(28,396)	67,277
Accounts payable, accrued expenses and other current liabilities	552,784	(936,241)

Net cash provided by (used for) operating activities	921,651	(512,429)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(218,408)	(213,925)

Net cash (used for) investing activities	(218,408)	(213,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(36,155)	(33,529)
Repurchase of treasury stock - 291,920 and 701,417 shares, respectively	(345,646)	(464,563)

Net cash (used for) financing activities	(381,801)	(498,092)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	321,442	(1,224,446)

Cash and cash equivalents, at beginning of period	12,089,782	13,643,220

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12,411,224	$12,418,774

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$120,146	$103,470

Interest	$101,613	$104,238

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2011	$288,839	$37,918,844	$3,687,019	$(8,681,720)	$33,212,982

Net income	—	—	1,311,313	—	1,311,313
Shares issued under equity compensation plan	1,287	(1,287)	—	—	—
Stock compensation expense	—	127,565	—	—	127,565
Repurchase of treasury stock	—	—	—	(345,646)	(345,646)

Balances at June 30, 2012	$290,126	$38,045,122	$4,998,332	$(9,027,366)	$34,306,214

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheets as of June 30, 2012, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2012 and 2011, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011 and the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2012 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three and six-month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. At June 30, 2012 and December 31, 2011, primarily all of the Company’s receivables pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. At June 30, 2012, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of the fixed rate mortgage payable amounted to $2,764,584 and $2,666,757, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that, other than the event described with respect to the expected sale of a property owned by the Company (see Note 10), there were no other subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements.

Certain prior period information has been reclassified to conform to the current period’s reporting presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Guidance on Testing Goodwill for Impairment.” ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 is effective for fiscal and interim reporting periods within those years beginning after December 15, 2011. The Company’s adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

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

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at June 30, 2012. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of June 30, 2012.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The components of deferred income taxes are as follows:

	June 30, 2012	December 31, 2011

Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$227,784	$199,782
Reserves on inventories	494,768	480,632
Allowance for doubtful accounts	22,956	49,014
Accruals	102,000	108,000
Tax effect of goodwill	(270,284)	(218,932)
Book depreciation over tax	5,826	27,643
Net operating loss carryforward	17,215,715	17,618,136

	17,798,765	18,264,275
Valuation allowance for deferred tax assets	(11,032,765)	(11,818,275)

	$6,766,000	$6,446,000

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of June 30, 2012 and December 31, 2011, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Weighted average common shares outstanding	24,304,667	25,061,590	24,367,831	25,022,008
Potentially dilutive stock options	358,889	98,283	360,792	179,616

Weighted average common shares outstanding, assuming dilution	24,663,556	25,159,873	24,728,623	25,201,624

Common stock options are included in the diluted earnings per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of options not included in diluted earnings per share, because the effects are anti-dilutive, was 1,927,873 and 2,414,285 for the three-months ended June 30, 2012 and 2011, respectively. For the six-months ended June 30, 2012 and 2011, the weighted average number of potentially dilutive options not included in diluted earnings per share was 1,956,923 and 2,333,499, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $627,086 and $608,540 at June 30, 2012 and December 31, 2011, respectively.

Inventories consist of:	June 30,	December 31,
	2012	2011

Raw materials	$5,667,806	$5,094,403
Work-in-process	1,157,314	831,129
Finished goods	1,792,964	1,651,519

	$8,618,084	$7,577,051

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

In the fourth quarter of 2011, management performed its annual impairment test of goodwill which indicated that Microlab’s fair value was significantly in excess of its carrying value, therefore, there was no impairment recorded at June 30, 2012 and December 31, 2011.

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

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and six-month periods ended June 30, 2012 include share-based compensation expense totaling $57,032 and $127,565, respectively. Results for the three and six-month periods ended June 30, 2011 include share-based compensation expense of $34,903 and $56,304, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

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

The Company did not grant any stock options during any of the three and six-month periods ended June 30, 2012 or 2011. During the three-months ended June 30, 2012 and 2011, the number of outstanding stock options was decreased by 86,667 and 100,000 shares, respectively, due to expiration. At June 30, 2012, the total number of stock option shares outstanding, which includes both service-based and performance-based options, was 2,262,000.

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first six months of 2012:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term

Service-based Stock Options
Outstanding at January 1, 2012	1,008,667	$2.61
Granted	—
Exercised	—
Forfeited	—
Canceled/Expired	86,667	$2.88

Outstanding at June 30, 2012	922,000	$2.58	2.6

Exercisable at June 30, 2012	922,000	$2.58	2.6

The aggregate intrinsic value of service-based options outstanding and exercisable as of June 30, 2012 was $0.

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first six months of 2012:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term

Performance-based Stock Options
Outstanding at January 1, 2012	1,340,000	$0.92
Granted	—
Exercised	—
Forfeited	—
Canceled/Expired	—

Outstanding at June 30, 2012	1,340,000	$0.92	7.6

Exercisable at June 30, 2012	—	—	—

The aggregate intrinsic value of performance-based options outstanding as of June 30, 2012 was $477,750. The aggregate intrinsic value of performance-based options exercisable as of June 30, 2012 was $0.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

As of June 30, 2012, the Company’s service-based stock options have been fully amortized. The aggregate grant date fair value of performance-based stock options as of June 30, 2012 is $836,959. During the fourth quarter of 2011, management determined the performance conditions related to these options are probable to occur. Accordingly, the Company has recorded compensation expense in the amount of $49,233 and $98,466 for the three and six-months ended June 30, 2012, respectively. The remaining balance, or unamortized amount of $689,260, will continue to be expensed on a straight-line basis through December 31, 2015, the implicit service period. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

In April 2012, the Company became informed that it was not in compliance with a certain NYSE Amex (the “Exchange”) listing rule with respect to 176,281 shares of restricted common stock that were granted to a number of the Company’s directors and officers between June 2010 and March 2012. Although these grants were approved by the Company’s Board of Directors and issued in accordance with SEC rules and regulations, the shares of restricted common stock granted during these periods were not issued in accordance with all Exchange requirements, specifically the equity plan under which the shares were granted was not approved by the Company’s shareholders, Consequently, on April 30, 2012, each individual who was granted restricted stock during this period agreed to forfeit the shares granted to him, which included both vested and non-vested shares. The Company formally submitted a new equity plan to its shareholders which was approved and ratified at the Company’s Annual Meeting of Shareholders held on June 13, 2012. The Company’s Compensation Committee contemplated the appropriate replacement award to be granted under the new equity plan to each affected individual and on June 13, 2012 the committee awarded replacement grants to the Company’s Chief Executive Officer, V.P. of Sales and Marketing and certain members of its Board of Directors.

The following table summarizes the restricted common stock awards forfeited by certain officers and directors of the Company on April 30, 2012:

Individuals	Number of Shares Forfeited	Price per Forfeited Share

Chief Executive Officer	75,620	$1.25
V.P. of Sales and Marketing	20,661	$1.25
Board of Directors	80,000	$1.25

	176.281

The following table summarizes the restricted common stock awards granted under the Company’s approved stock compensation plan on June 13, 2012 to certain officers and directors of the Company:

Individuals	Number of Shares Granted	Price per Granted Share	Vesting Date

Chief Executive Officer	50,000	$1.15	June 13, 2012	(vested upon grant)
	26,957	$1.15	March 20, 2013
V.P. of Sales and Marketing	21,739	$1.15	March 20, 2013
Board of Directors	80,000	$1.15	June 13, 2012	(vested upon grant)
	80,000	$1.15	June 13, 2013

	258,696

On June 26, 2012, the Company repurchased 23,334 shares of restricted common stock from its Chief Executive Officer to allow for the non-cash settlement of certain individual tax liabilities related to the personal income recognized for stock compensation.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plan, as of June 30, 2012, and changes during the six-months ended June 30, 2012 are presented below:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2012	—	—
Granted	258,696	$1.15
Vested	(130,000)	$(1.15)

Non-vested at June 30, 2012	128,696	$1.15

As of June 30, 2012, total outstanding restricted common stock previously granted by the Company consists of 130,000 vested shares and 128,696 non-vested shares.

As of June 30, 2012, the unearned compensation related to Company granted restricted common stock is $148,000 and will be amortized on a straight-line basis through the respective vesting dates.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION: REGIONAL SALES (Continued)

Financial information by reportable segment for the three and six-months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales by segment:
Test and measurement	$3,886,482	$3,204,209	$7,447,515	$6,654,040
Network solutions	3,205,564	3,268,547	6,546,350	5,895,671

Total consolidated net sales and
net sales of reportable segments	$7,092,046	$6,472,756	$13,993,865	$12,549,711

Segment income:
Test and measurement	$772,795	$99,741	$1,147,909	$307,109
Network solutions	653,255	731,497	1,559,414	1,319,180

Income from reportable segments	1,426,050	831,238	2,707,323	1,626,289

Other unallocated amounts:
Corporate expenses	(816,840)	(619,198)	(1,546,898)	(1,116,617)
Interest and other income - net	21,698	122,893	30,595	129,462

Consolidated income before
income tax (benefit)	$630,908	$334,933	$1,191,020	$639,134

Depreciation and amortization by segment:
Test and measurement	$69,106	$111,384	$136,865	$222,339
Network solutions	17,930	13,758	32,636	27,416

Total depreciation and amortization for
reportable segments	$87,036	$125,142	$169,501	$249,755

Capital expenditures by segment:
Test and measurement	$72,089	$25,999	$141,810	$112,057
Network solutions	56,287	65,781	76,598	101,868

Total consolidated capital expenditures by
reportable segment	$128,376	$91,780	$218,408	$213,925

Financial information by reportable segment as of June 30, 2012 and December 31, 2011:

	2012	2011

Total assets by segment:
Test and measurement	$13,238,605	$12,969,693
Network solutions	6,895,992	6,126,776

Total assets for reportable segments	20,134,597	19,096,469

Corporate assets, principally cash and cash equivalents and deferred and current taxes	19,177,224	18,605,491

Total consolidated assets	$39,311,821	$37,701,960

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION: REGIONAL SALES (Continued)

Net consolidated sales by region were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues by region
Americas	$5,406,258	$4,865,322	$10,421,835	$8,927,285
Europe, Middle East, Africa (EMEA)	957,527	1,111,409	2,135,909	2,659,675
Asia Pacific (APAC)	728,261	496,025	1,436,121	962,751

Total Revenues	$7,092,046	$6,472,756	$13,993,865	$12,549,711

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended June 30, 2012 and 2011, sales in the United States amounted to $4,922,750 and $4,557,492, respectively. For the six-months ended June 30, 2012 and 2011, sales in the United States amounted to $9,622,652 and $8,376,820, respectively. For the three and six-months ended June 30, 2012 and 2011, shipments to the EMEA region were not significantly concentrated in one country. Shipments to the APAC region were largely concentrated in China. For the three-months ended June 30, 2012 and 2011, sales in China amounted to $460,049 and $240,524, respectively. For the six-months ended June 30, 2012 and 2011, sales in China amounted to $846,480 and 458,150, respectively.

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

The Company has a building lease agreement with its current landlord to remain at its principal corporate headquarters in Hanover Township, Parsippany, New Jersey through September 30, 2014. The minimum monthly rent payment for the remaining term of the lease will be approximately $29,000.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2012, the Company had no borrowings outstanding under the facility and approximately $5,100,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

NOTE 10 - SUBSEQUENT EVENT

On July 26, 2012, the Company received notice that its lessee exercised its purchase option under a lease with the Company, dated November 17, 2000, to purchase the property owned by the Company and located in Mahwah, New Jersey. The purchase price is $3,500,000 of which $350,000 of was deposited by the buyer and is being held in escrow until the closing. The closing, which is scheduled to occur on or before August 1, 2013, is subject to customary closing conditions.

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

In December 2011, the Company’s management reevaluated how it manages and discusses, both internally and with its board of directors, its operations and the operations of its subsidiaries Boonton and Microlab. Therefore, the Company has revised its segment reporting to reflect two reportable segments, test and measurement and network solutions. The test and measurement segment is comprised primarily of the Company’s operations and the operations of its subsidiary, Boonton. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. Relative prior period information has been revised accordingly. The Company believes the revised segment reporting better reflects how its operating segments are managed and each segment’s performance is evaluated. Additional financial information on the Company’s reportable segments as of June 30, 2012 and December 31, 2011, as well as for the three and six-months ended June 30, 2012 and 2011 is included in Note 8 to the Company’s condensed consolidated financial statements.

The financial information presented herein includes:
(i) Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and as of December 31, 2011 (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2012 (unaudited) and 2011 (unaudited) (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 (unaudited) and 2011 (unaudited) and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the six-month period ended June 30, 2012 (unaudited).

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our property rights, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of June 30, 2012 and December 31, 2011, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended June 30, 2012 and 2011.

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

For the six-months ended June 30, 2012 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $13,994,000 from approximately $12,550,000, an increase of approximately $1,444,000 or 11.5%. For the three-months ended June 30, 2012 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $7,092,000 from approximately $6,473,000, an increase of approximately $619,000 or 9.6%. These increases were primarily the result of continuing strong demand for the Company’s test and measurement instruments for both commercial and military applications and network solutions products for distributed antenna systems (“DAS”). The Company has experienced an increase in order activity due to commercial infrastructure development in support of the ongoing expansion of upgrade to DAS. Additionally, the Company continues to experience strong demand for its test and measurement instruments from prime U.S. defense contractors and various government and military agencies.

Net sales of the Company’s network solutions products for the six-months ended June 30, 2012 were approximately $6,546,000 as compared to approximately $5,896,000 for the six-months ended June 30, 2011, an increase of approximately $650,000 or 11.0%. Net sales of network solutions products accounted for approximately 47% of net consolidated sales for both the six-month periods ended June 30, 2012 and 2011. Net sales of the Company’s network solutions products for the three-months ended June 30, 2012 were approximately $3,206,000 as compared to approximately $3,269,000 for the three-months ended June 30, 2011, a decrease of approximately $63,000 or 1.9%. Net sales of network solutions products accounted for approximately 45% and 51% of net consolidated sales for the three-month periods ended June 30, 2012 and 2011, respectively. The increase in sales for the six-months ended June 30, 2012 was primarily due to the Company’s growing participation in DAS deployments through supply of its passive microwave components.

Net sales of the Company’s test and measurement products for the six-months ended June 30, 2012 were approximately $7,448,000 as compared to approximately $6,654,000 for the six-months ended June 30, 2011, an increase of approximately $794,000 or 11.9%. Net sales of test and measurement products accounted for approximately 53% of net consolidated sales for both the six-months ended June 30, 2012 and 2011. Net sales of the Company’s test and measurement products for the three-months ended June 30, 2012 were approximately $3,886,000 as compared to approximately $3,204,000 for the three-months ended June 30, 2011, an increase of approximately $682,000 or 21.3%. Net sales of test and measurement products accounted for approximately 55% and 49% of net consolidated sales for the three-months ended June 30, 2012 and 2011, respectively. The increase in sales was primarily due to increased volume related to the ongoing fulfillment of government contract orders, particularly the Company’s supply of peak power meters to the U.S. Navy.

Gross profit on net consolidated sales for the six-months ended June 30, 2012 was approximately $6,945,000 or 49.6% as compared to approximately $5,568,000 or 44.4% of net consolidated sales for the six-months ended June 30, 2011. Gross profit on net consolidated sales for the three-months ended June 30, 2012 was approximately $3,590,000 or 50.6% as compared to approximately $2,918,000 or 45.1% of net consolidated sales for the three-months ended June 30, 2011. Gross profit margins are higher for the three and six-months ended June 30, 2012 as compared to the same periods of the previous year primarily due to higher revenue volume being allocated to relatively fixed manufacturing labor and overhead costs and severance costs incurred during the first quarter of 2011 in the amount of approximately $73,000 relating to the implementation of a cost reduction plan which included several manufacturing employees.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Additionally, during the first quarter ended 2011, the Company carried excess inventory in the amount of approximately $270,000 relating to a recently discontinued product line. This inventory was sold in its entirety at cost which negatively impacted gross profit.

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

Operating expenses for the six-months ended June 30, 2012 were approximately $5,785,000 or 41% of net consolidated sales as compared to approximately $5,058,000 or 40% of net consolidated sales for the six-months ended June 30, 2011. Operating expenses are higher for the six-months ended June 30, 2012 primarily due to an increase in general and administrative expenses of approximately $786,000 and an increase in research and development expenses of approximately $122,000, offset by a decrease in sales and marketing expenses of approximately $182,000. Operating expenses for the three-months ended June 30, 2012 were approximately $2,981,000 or 42% of net consolidated sales as compared to approximately $2,706,000 or 42% of net consolidated sales for the three-months ended June 30, 2011. Operating expenses are higher for the three-months ended June 30, 2012 primarily due to an increase in general and administrative expenses of approximately $287,000 and an increase in research and development expenses of approximately $48,000, offset by a decrease in sales and marketing expenses of approximately $60,000.

The increase in general and administrative expenses for the six-months ended June 30, 2012 is primarily due to a higher bonus accrual of approximately $265,000 and an increase in non-cash stock based compensation charges of approximately $72,000 due to the amortization of the Company’s performance-based stock options. Additionally, a specific warranty accrual was reversed during the quarter ended March 31, 2011 in the amount of $240,000 relating to product shipped in 2008. The Company determined that there is a remote likelihood that any of these specific units would be returned and, accordingly, the Company subsequently reversed the warranty accrual. For the six-months ended June 30, 2012, research and development expenses increased primarily due to the hiring in May of the Company’s Vice President of Engineering and increased spending on specific research and development projects. Sales and marketing expenses were lower for the six-months ended June 30, 2012 primarily due to lower sales and marketing salaries of approximately $142,000 and a decrease in travel and related expenses of approximately $40,000. Additionally, severance was paid during the six-months ended June 30, 2011 to certain sales and marketing employees in the amount of approximately $124,000 in connection with the cost reduction plan mentioned above.

Interest expense, net of interest income derived from the Company’s cash investment account, was relatively unchanged for the three and six-months ended June 30, 2012, as compared to the corresponding period of the previous year. Substantially all of the Company’s cash is invested in money market funds.

Other income, net of other non-operating expense, decreased by approximately $103,000 and $98,000 for the three and six-months ended June 30, 2012, respectively, as compared to the corresponding periods of the previous year. The decrease in other income is primarily due to a realized gain from the sale of an investment security recorded during the quarter ended June 30, 2011, partially offset by higher non-operating expense incurred during the three and six-months ended June 30, 2011 for services relating to the ground water testing being performed at the former site of the Company’s subsidiary, Boonton. The Company has been testing the ground water in this site since 1982 in accordance with state regulations. The Company is diligently pursuing efforts to satisfy the requirements of the original remediation plan, in effect since 1982, and receive a new determination from the NJDEP. Management continues to be encouraged by recent test results which support improvements in ground water conditions over time. Overall data from testing in the Spring of 2011 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if any additional contamination is identified and the NJDEP requires additional remediation.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the six-months ended June 30, 2012 and 2011, the Company realized a tax benefit of approximately $120,000 and approximately $248,000, respectively. For the three-months ended June 30, 2012 and 2011, the Company realized a tax benefit of approximately $25,000 and $166,000, respectively. For all periods, the tax benefit was primarily due to a decrease in the Company’s deferred tax asset valuation allowance, partially offset by a provision for state income taxes.

For the six-months ended June 30, 2012, the Company realized net income of approximately $1,311,000 or $0.05 income per share on a basic and diluted basis, as compared to net income of approximately $887,000 or $0.04 income per share on a basic and diluted basis for the corresponding period of the previous year, an increase of approximately $424,000. For the three-months ended June 30, 2012, the Company realized net income of approximately $655,000 or $0.03 income per share on a basic and diluted basis, as compared to net income of approximately $501,000 or $0.02 income per share on a basic and diluted basis for the corresponding period of the previous year, an increase of approximately $154,000. The increases were primarily due to the analysis mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has increased by approximately $801,000 to approximately $25,360,000 at June 30, 2012, from approximately $24,559,000 at December 31, 2011. At June 30, 2012, the Company had a current ratio of 11.5 to 1, and a ratio of debt to tangible net worth of ..15 to 1. At December 31, 2011, the Company had a current ratio of 14.2 to 1, and ratio of debt to tangible net worth of .14 to 1.

The Company had cash and cash equivalents of approximately $12,411,000 at June 30, 2012, compared to approximately $12,090,000 at December 31, 2011. In 2011, the Company repurchased approximately 1,293,000 shares of its outstanding common stock at a cost of approximately $1,135,000. During the six-months ended June 30, 2012, the Company has repurchased approximately 292,000 shares of its outstanding common stock at a cost of approximately $346,000. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

The Company’s inventory has increased by approximately $1,041,000 to approximately $8,618,000 at June 30, 2012, from approximately $7,577,000 at December 31, 2011. The Company has increased its raw materials inventory in order to meet increasing demand for the Company’s network solutions products.

The Company realized cash from operating activities of approximately $922,000 for the six-month period ending June 30, 2012. The primary source of this cash was due to net income from operations for the six-month period, as well as, an increase in accounts payable, accrued expenses and other current liabilities, and a decrease in accounts receivable, partially offset by and an increase in inventory and an increase in prepaid expenses and other assets.

The Company used cash for operating activities of approximately $512,000 for the six-month period ending June 30, 2011. The primary use of this cash was due to a decrease in accounts payable, accrued expenses and other current liabilities and an increase in inventory, partially offset by net income from operations, a decrease in prepaid expenses and other assets and a decrease in accounts receivable.

Net cash used for investing activities for the six-months ended June 30, 2012 and 2011 was approximately $218,000 and approximately $214,000, respectively. The use of these funds was for capital expenditures.

Cash used for financing activities for the six-months ended June 30, 2012 was approximately $382,000. The use of these funds was for the acquisition of treasury stock and the periodic payments of a mortgage note. Cash used for financing activities for the six-months ended June 30, 2011 was approximately $498,000. The use of these funds was for the acquisition of treasury stock and the periodic payments of a mortgage note.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2012, the Company had no borrowings outstanding under the facility and approximately $5,100,000 of borrowing availability.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to Wireless Telecom Group, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are effective.

(b) Changes in Internal Controls over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Act of 1934, as amended, there was no change identified in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not aware of any material legal proceeding against the Company or in which any of their property is subject.

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended June 30, 2012, the total number of shares purchased as part of our publicly announced repurchase programs, and the maximum number of shares that may yet be purchased under our stock repurchase program at June 30, 2012.

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (2)

April 1, 2012 – April 30, 2012	5,186	$1.20	5,186	876,711

May 1, 2012 – May 31, 2012	45,900	$1.14	45,900	830,811

June 1, 2012 - June 30, 2012	114,611	$1.16	114,611	716,200

Total	165,697	$1.16	165,697

(1)

These purchases were made pursuant to the stock repurchase program approved by our Board of Directors on January 14, 2008 and announced on January 17, 2008 pursuant to which the Company may repurchase, subject to applicable law, up to 5% of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company and its Board of Directors. The stock repurchase authorization does not have an expiration date and can be modified or discontinued at any time.

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

Not applicable.

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

101

The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements. (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

(Registrant)

Date:	August 13, 2012	/S/Paul Genova

Paul Genova
Chief Executive Officer

Date:	August 13, 2012	/S/Robert Censullo

Robert Censullo
Acting Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101

The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements. (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.