Form 10-Q
period 2012-09-30
WIRELESS TELECOM GROUP INC
filed 2012-11-14
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of Common Stock outstanding as of November 5, 2012: 24,095,987

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011

	(unaudited)

- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$12,463,156	$12,089,782
Accounts receivable - net of allowance for doubtful accounts of $58,152 and $122,535 for 2012 and 2011, respectively	4,960,259	4,670,630
Inventories	8,409,764	7,577,051
Deferred income taxes - current	2,074,246	1,761,429
Prepaid expenses and other current assets	476,224	319,690
Assets held for sale - current	3,179,003	—

TOTAL CURRENT ASSETS	31,562,652	26,418,582

PROPERTY, PLANT AND EQUIPMENT - NET	1,205,935	1,103,450

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	4,908,590	4,684,571
Other assets	920,050	898,265
Assets held for sale - non-current	—	3,245,700

TOTAL OTHER ASSETS	7,180,032	10,179,928

TOTAL ASSETS	$39,948,619	$37,701,960

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$929,474	$841,582
Accrued expenses and other current liabilities	1,356,433	944,484
Current portion of mortgage payable	2,648,163	73,697

TOTAL CURRENT LIABILITIES	4,934,070	1,859,763

LONG TERM LIABILITIES:
Mortgage payable	—	2,629,215

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,012,557 and 28,883,861 shares issued, respectively, 24,142,941 and 24,494,906 shares outstanding, respectively	290,126	288,839
Additional paid-in-capital	38,136,021	37,918,844
Retained earnings	5,853,138	3,687,019
Treasury stock at cost, 4,869,616 and 4,388,955 shares, respectively	(9,264,736)	(8,681,720)

TOTAL SHAREHOLDERS’ EQUITY	35,014,549	33,212,982

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,948,619	$37,701,960

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011

NET SALES	$7,385,241	$7,064,591	$21,379,106	$19,614,302

COST OF SALES	3,685,575	3,631,540	10,734,537	10,613,613

GROSS PROFIT	3,699,666	3,433,051	10,644,569	9,000,689

OPERATING EXPENSES
Research and development	671,503	577,725	1,890,772	1,674,843
Sales and marketing	1,115,850	1,010,756	3,348,264	3,424,413
General and administrative	1,139,444	1,145,685	3,472,239	2,692,876

TOTAL OPERATING EXPENSES	2,926,797	2,734,166	8,711,275	7,792,132

OPERATING INCOME	772,869	698,885	1,933,294	1,208,557

OTHER (INCOME) EXPENSE
Interest expense - net	50,164	51,486	151,611	152,147
Other (income) - net	(3,007)	(57,497)	(135,049)	(287,620)

TOTAL OTHER (INCOME) EXPENSE	47,157	(6,011)	16,562	(135,473)

INCOME BEFORE INCOME TAXES	725,712	704,896	1,916,732	1,344,030

(BENEFIT) FROM INCOME TAXES	(129,094)	(121,742)	(249,387)	(369,322)

NET INCOME	$854,806	$826,638	$2,166,119	$1,713,352

INCOME PER COMMON SHARE:

BASIC	$0.04	$0.03	$0.09	$0.07

DILUTED	$0.03	$0.03	$0.09	$0.07

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,166,119	$1,713,352
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	257,993	373,089
Stock compensation expense	218,464	90,605
Deferred income taxes	(536,836)	(560,610)
Allowance for doubtful accounts	(64,383)	11,817
Changes in assets and liabilities:
Accounts receivable	(225,246)	(291,969)
Inventories	(832,713)	(1,363,396)
Prepaid expenses and other assets	(178,319)	317,836
Accounts payable, accrued expenses and other current liabilities	499,841	(957,483)

Net cash provided by (used for) operating activities	1,304,920	(666,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(293,781)	(335,863)

Net cash (used for) investing activities	(293,781)	(335,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(54,749)	(50,774)
Repurchase of treasury stock - 480,661 and 823,751 shares, respectively	(583,016)	(566,856)

Net cash (used for) financing activities	(637,765)	(617,630)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	373,374	(1,620,252)
Cash and cash equivalents, at beginning of period	12,089,782	13,643,220

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12,463,156	$12,022,968

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$123,146	$103,470
Interest	$151,902	$155,877

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2011	$288,839	$37,918,844	$3,687,019	$(8,681,720)	$33,212,982

Net income	—	—	2,166,119	—	2,166,119
Shares issued under equity compensation plan	1,287	(1,287)	—	—	—
Stock compensation expense	—	218,464	—	—	218,464
Repurchase of treasury stock	—	—	—	(583,016)	(583,016)

Balances at September 30, 2012	$290,126	$38,136,021	$5,853,138	$(9,264,736)	$35,014,549

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheets as of September 30, 2012, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2012 and 2011, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011 and the condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2012 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc. and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, valuation of deferred tax assets and estimated fair values of stock options) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three and nine-month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. At September 30, 2012 and December 31, 2011, primarily all of the Company’s receivables pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. At September 30, 2012, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of the fixed rate mortgage payable amounted to $2,728,234 and $2,648,163, respectively.

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

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at September 30, 2012. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of September 30, 2012.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The deferred income tax assets and (liabilities) are summarized as follows:

	September 30, 2012	December 31, 2011

Net deferred tax asset:
Uniform capitalization of inventory costs for tax purposes	$224,210	$199,782
Reserves on inventories	492,176	480,632
Allowance for doubtful accounts	23,261	49,014
Accruals	153,000	108,000
Tax effect of goodwill	(295,960)	(218,932)
Book depreciation over tax	(29,168)	27,643
Net operating loss carryforward	16,695,804	17,618,136

	17,263,323	18,264,275
Valuation allowance for deferred tax assets	(10,280,487)	(11,818,275)

	$6,982,836	$6,446,000

The Company analyzes its deferred tax asset on a quarterly basis and adjusts the deferred tax asset valuation allowance based on its rolling five-year projection of estimated taxable income.

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of September 30, 2012 and December 31, 2011, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Weighted average common shares outstanding	24,233,260	25,023,031	24,322,647	25,022,352
Potentially dilutive stock options	406,569	50,803	375,069	143,511

Weighted average common shares outstanding, assuming dilution	24,639,829	25,073,834	24,697,716	25,165,863

Common stock options are included in the diluted earnings per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of options not included in diluted earnings per share, because the effects are anti-dilutive, was 1,855,430 and 2,362,865 for the three-months ended September 30, 2012 and 2011, respectively. For the nine-months ended September 30, 2012 and 2011, the weighted average number of potentially dilutive options not included in diluted earnings per share was 1,923,938 and 2,336,090, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $621,995 and $608,540 at September 30, 2012 and December 31, 2011, respectively.

Inventories consist of:

	September 30,	December 31,
	2012	2011

Raw materials	$5,625,683	$5,094,403
Work-in-process	1,183,227	831,129
Finished goods	1,600,854	1,651,519

	$8,409,764	$7,577,051

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

In the fourth quarter of 2011, management performed its annual impairment test of goodwill which indicated that Microlab’s fair value was significantly in excess of its carrying value, therefore, there was no impairment recorded at September 30, 2012 and December 31, 2011.

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

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and nine-month periods ended September 30, 2012 include share-based compensation expense totaling $90,899 and $218,464, respectively. Results for the three and nine-month periods ended September 30, 2011 include share-based compensation expense of $34,301 and $90,605, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

The following summarizes the components of share-based compensation expense by equity type for the three and nine-months ended September 30 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Service-Based Stock Options	$—	$13,001	$—	$39,005
Performance-Based Stock Options	49,233	—	147,699	—
Restricted Common Stock	41,666	21,300	70,765	51,600

Total Share-Based Compensation Expense	$90,899	$34,301	$218,464	$90,605

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

The Company did not grant any stock options during any of the three and nine-month periods ended September 30, 2012 or 2011. During the nine-months ended September 30, 2012 and 2011, the number of outstanding stock options was decreased by 86,667 and 100,000 shares, respectively, due to expiration. At September 30, 2012, the total number of stock option shares outstanding, which includes both service-based and performance-based options, was 2,262,000.

The following table represents our service-based stock options granted, exercised, forfeited and canceled during the first nine months of 2012:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term

Service-based Stock Options Outstanding at January 1, 2012	1,008,667	$2.61
Granted	—
Exercised	—
Forfeited	—
Canceled/Expired	86,667	$2.88

Outstanding at September 30, 2012	922,000	$2.58	2.4

Exercisable at September 30, 2012	922,000	$2.58	2.4

The aggregate intrinsic value of service-based options outstanding and exercisable as of September 30, 2012 was $0.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

The following table represents our performance-based stock options granted, exercised, forfeited and canceled during the first nine months of 2012:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term

Performance-based Stock Options Outstanding at January 1, 2012	1,340,000	$0.92
Granted	—
Exercised	—
Forfeited	—
Canceled/Expired	—

Outstanding at September 30, 2012	1,340,000	$0.92	7.3

Exercisable at September 30, 2012	—	—	—

The aggregate intrinsic value of performance-based options outstanding as of September 30, 2012 was $488,950. The aggregate intrinsic value of performance-based options exercisable as of September 30, 2012 was $0.

As of September 30, 2012, the Company’s service-based stock options have been fully amortized. The aggregate grant date fair value of performance-based stock options issued through September 30, 2012 is $836,959. During the fourth quarter of 2011, management determined the performance conditions related to these options are probable to occur. Accordingly, during this period the Company recorded compensation expense which will continue to be amortized on a straight-line basis through December 31, 2015, the implicit service period. The remaining balance, or unamortized amount, as of September 30, 2012 is $640,027. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

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

	176,281

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

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plan, as of September 30, 2012, and changes during the nine-months ended September 30, 2012 are presented below:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2012	—	—
Granted	258,696	$1.15
Vested	(130,000)	$(1.15)

Non-vested at September 30, 2012	128,696	$1.15

As of September 30, 2012, total outstanding restricted common stock previously granted by the Company consists of 130,000 vested shares and 128,696 non-vested shares.

As of September 30, 2012, the unearned compensation related to Company granted restricted common stock is $106,333 and will be amortized on a straight-line basis through the respective vesting dates.

NOTE 8 - SEGMENT INFORMATION: REGIONAL SALES

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION: REGIONAL SALES (Continued)

          Financial information by reportable segment for the three and nine-months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Net sales by segment:
Test and measurement	$4,297,887	$3,350,581	$11,745,402	$10,004,621
Network solutions	3,087,354	3,714,010	9,633,704	9,609,681

Total consolidated net sales and net sales of reportable segments	$7,385,241	$7,064,591	$21,379,106	$19,614,302

Segment income:
Test and measurement	$976,914	$386,761	$2,124,823	$693,870
Network solutions	597,871	1,076,687	2,157,285	2,395,867

Income from reportable segments	1,574,785	1,463,448	4,282,108	3,089,737

Other unallocated amounts:
Corporate expenses	(801,916)	(764,563)	(2,348,814)	(1,881,180)
Interest and other income - net	(47,157)	6,011	(16,562)	135,473

Consolidated income before income tax (benefit)	$725,712	$704,896	$1,916,732	$1,344,030

Depreciation and amortization by segment:
Test and measurement	$70,114	$109,496	$206,979	$331,835
Network solutions	18,378	13,838	51,014	41,254

Total depreciation and amortization for reportable segments	$88,492	$123,334	$257,993	$373,089

Capital expenditures by segment:
Test and measurement	$58,296	$76,205	$167,199	$188,262
Network solutions	17,077	45,733	126,582	147,601

Total consolidated capital expenditures by reportable segment	$75,373	$121,938	$293,781	$335,863

          Financial information by reportable segment as of September 30, 2012 and December 31, 2011:

	2012	2011

Total assets by segment:
Test and measurement	$13,283,339	$12,759,023
Network solutions	7,219,286	6,337,446

Total assets for reportable segments	20,502,625	19,096,469

Corporate assets, principally cash and cash equivalents and deferred and current taxes	19,445,994	18,605,491

Total consolidated assets	$39,948,619	$37,701,960

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION: REGIONAL SALES (Continued)

          Net consolidated sales by region were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Sales by region
Americas	$5,589,376	$5,348,109	$16,011,211	$14,275,394
Europe, Middle East, Africa (EMEA)	1,360,022	1,020,066	3,495,931	3,679,741
Asia Pacific (APAC)	435,843	696,416	1,871,964	1,659,167

Total Sales	$7,385,241	$7,064,591	$21,379,106	$19,614,302

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended September 30, 2012 and 2011, sales in the United States amounted to $5,227,114 and $4,831,797, respectively. For the nine-months ended September 30, 2012 and 2011, sales in the United States amounted to $14,849,766 and $13,208,616, respectively. For the three and nine-months ended September 30, 2012 and 2011, shipments to the EMEA region were not significantly concentrated in one country. Shipments to the APAC region were largely concentrated in China. For the three-months ended September 30, 2012 and 2011, sales in China amounted to $211,429 and $334,937, respectively. For the nine-months ended September 30, 2012 and 2011, sales in China amounted to $1,057,909 and $793,087, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Leases:

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

Line of Credit:

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2012, the Company had no borrowings outstanding under the facility and approximately $4,900,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

NOTE 10 - ASSET HELD FOR SALE

On July 26, 2012, the Company received notice that its lessee exercised its purchase option under an operating lease with the Company, dated November 17, 2000, to purchase the property owned by the Company and located in Mahwah, New Jersey (the “Mahwah Building”). The purchase price is $3,500,000 of which $350,000 was deposited by the buyer and is being held in escrow until the closing. The closing, which is scheduled to occur on or before August 1, 2013, is subject to customary closing conditions. As a result, as of September 30, 2012 and December 31, 2011, the Mahwah Building is included in Assets Held for Sale in the accompanying condensed consolidated balance sheets at a carrying value of $3,179,003 and $3,245,700, respectively. The Company expects to realize a gain on the sale of the property of approximately $400,000.

The Company has a mortgage payable secured by the Mahwah Building. The terms of the mortgage require monthly payments of $23,750 applied to both principal and interest at the annual rate of 7.45%. The mortgage is scheduled to mature in August, 2013, and is expected to be repaid with the proceeds from the Mahwah Building sale in 2013.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 - ASSET HELD FOR SALE (Continued)

Included in the Company’s condensed consolidated statement of operations, recorded as non-operating income and expense, are certain income and expenses directly related to the Mahwah Building. For each of the three and nine-months ended September 30, 2012 and 2011, the Company’s results of operations included rental income of $96,498 and $289,494, respectively. For the three-months ended September 30, 2012 and 2011, the Company’s results of operations included mortgage interest expense of $50,289 and $51,639 and building depreciation expense of $22,232 and $22,232, respectively. For the nine-months ended September 30, 2012 and 2011, the Company’s results of operations included mortgage interest expense of $151,902 and $155,877 and building depreciation expense of $66,696 and $66,696, respectively.

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

In December 2011, the Company’s management reevaluated how it manages and discusses, both internally and with its board of directors, its operations and the operations of its subsidiaries Boonton and Microlab. Therefore, the Company has revised its segment reporting to reflect two reportable segments, test and measurement and network solutions. The test and measurement segment is comprised primarily of the Company’s operations and the operations of its subsidiary, Boonton. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. Relative prior period information has been revised accordingly. The Company believes the revised segment reporting better reflects how its operating segments are managed and each segment’s performance is evaluated. Additional financial information on the Company’s reportable segments as of September 30, 2012 and December 31, 2011, as well as for the three and nine-months ended September 30, 2012 and 2011 is included in Note 8 to the Company’s condensed consolidated financial statements.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and as of December 31, 2011 (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2012 (unaudited) and 2011 (unaudited) (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 (unaudited) and 2011 (unaudited) and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the nine-month period ended September 30, 2012 (unaudited).

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of September 30, 2012 and December 31, 2011, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended September 30, 2012 and 2011.

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

For the nine-months ended September 30, 2012 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $21,379,000 from approximately $19,614,000, an increase of approximately $1,765,000 or 9.0%. For the three-months ended September 30, 2012 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $7,385,000 from approximately $7,065,000, an increase of approximately $320,000 or 4.5%. These increases were primarily the result of continuing strong demand for the Company’s test and measurement instruments for both commercial and military applications. The Company has experienced an increase in order activity due to commercial infrastructure development in support of the ongoing expansion of upgrade to DAS. Additionally, the Company continues to experience strong demand for its test and measurement instruments from prime U.S. defense contractors and various government and military agencies.

Net sales of the Company’s network solutions products for the nine-months ended September 30, 2012 were approximately $9,634,000 as compared to approximately $9,610,000 for the nine-months ended September 30, 2011, an increase of approximately $24,000 or .2%. Net sales of network solutions products accounted for approximately 45% and 49% of net consolidated sales for the nine-month periods ended September 30, 2012 and 2011, respectively. Net sales of the Company’s network solutions products for the three-months ended September 30, 2012 were approximately $3,087,000 as compared to approximately $3,714,000 for the three-months ended September 30, 2011, a decrease of approximately $627,000 or 16.9%. Net sales of network solutions products accounted for approximately 42% and 53% of net consolidated sales for the three-month periods ended September 30, 2012 and 2011, respectively. The slight increase in sales for the nine-months ended September 30, 2012 was primarily due to the Company’s ongoing participation in DAS deployments through supply of its passive microwave components. The decrease in sales for the three-months ended September 30, 2012 was primarily due to the timing of DAS deployments as certain orders are received on a project specific basis.

Net sales of the Company’s test and measurement products for the nine-months ended September 30, 2012 were approximately $11,745,000 as compared to approximately $10,005,000 for the nine-months ended September 30, 2011, an increase of approximately $1,740,000 or 17.4%. Net sales of test and measurement products accounted for approximately 55% and 51% of net consolidated sales for the nine-months ended September 30, 2012 and 2011, respectively. Net sales of the Company’s test and measurement products for the three-months ended September 30, 2012 were approximately $4,298,000 as compared to approximately $3,351,000 for the three-months ended September 30, 2011, an increase of approximately $947,000 or 28.3%. Net sales of test and measurement products accounted for approximately 58% and 47% of net consolidated sales for the three-months ended September 30, 2012 and 2011, respectively. The increase in sales was primarily due to increased volume related to the ongoing fulfillment of government contract orders, particularly the Company’s supply of peak power meters to the U.S. Navy.

Gross profit on net consolidated sales for the nine-months ended September 30, 2012 was approximately $10,645,000 or 49.8% as compared to approximately $9,001,000 or 45.9% of net consolidated sales for the nine-months ended September 30, 2011. Gross profit on net consolidated sales for the three-months ended September 30, 2012 was approximately $3,700,000 or 50.1% as compared to approximately $3,433,000 or 48.6% of net consolidated sales for the three-months ended September 30, 2011.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit margins are higher for the three and nine-months ended September 30, 2012 as compared to the same periods of the previous year primarily due to higher revenue volume being allocated to relatively fixed manufacturing labor and overhead costs and severance costs incurred during the first quarter of 2011 in the amount of approximately $73,000 relating to the implementation of a cost reduction plan which included several manufacturing employees.

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

Operating expenses for the nine-months ended September 30, 2012 were approximately $8,711,000 or 41% of net consolidated sales as compared to approximately $7,792,000 or 40% of net consolidated sales for the nine-months ended September 30, 2011. Operating expenses are higher for the nine-months ended September 30, 2012 primarily due to an increase in general and administrative expenses of approximately $779,000 and an increase in research and development expenses of approximately $216,000, offset by a decrease in sales and marketing expenses of approximately $76,000. Operating expenses for the three-months ended September 30, 2012 were approximately $2,927,000 or 40% of net consolidated sales as compared to approximately $2,734,000 or 39% of net consolidated sales for the three-months ended September 30, 2011. Operating expenses are higher for the three-months ended September 30, 2012 primarily due to an increase in sales and marketing expenses of approximately $105,000 and an increase in research and development expenses of approximately $94,000, offset by a decrease in general and administrative expenses of approximately $7,000.

The increase in general and administrative expenses for the nine-months ended September 30, 2012 is primarily due to a higher bonus accrual of approximately $245,000 and an increase in non-cash stock based compensation charges of approximately $127,000 primarily due to the amortization of the Company’s performance-based stock options. Additionally, a specific warranty accrual was reversed during the quarter ended March 31, 2011 in the amount of $240,000 relating to product shipped in 2008. The Company determined that there is a remote likelihood that any of these specific units would be returned and, accordingly, the Company subsequently reversed the warranty accrual. For the nine-months ended September 30, 2012, research and development expenses increased primarily due to the hiring in May of the Company’s Vice President of Engineering and increased spending on specific research and development projects. Sales and marketing expenses were lower for the nine-months ended September 30, 2012 primarily due to lower sales and marketing salaries of approximately $137,000 and a decrease in travel and related expenses of approximately $30,000, partially offset by higher, order specific, commissions paid to the Company’s external, non-employee sales representatives of approximately $59,000. Additionally, severance was paid during the nine-months ended September 30, 2011 to certain sales and marketing employees in the amount of approximately $124,000 in connection with the cost reduction plan mentioned above.

Interest expense, net of interest income derived from the Company’s cash investment account, was relatively unchanged for the three and nine-months ended September 30, 2012, as compared to the corresponding period of the previous year. Substantially all of the Company’s cash is invested in money market funds.

Other income, net of other non-operating expense, decreased by approximately $53,000 and $152,000 for the three and nine- months ended September 30, 2012, respectively, as compared to the corresponding periods of the previous year. The decrease in other income is primarily due to a realized gain from the sale of an investment security recorded during the nine-months ended September 30, 2011, partially offset by higher non-operating expense incurred during the three and nine-months ended September 30, 2011 for services relating to the ground water testing being performed at the former site of the Company’s subsidiary, Boonton. The Company has been testing the ground water in this site since 1982 in accordance with state regulations. The Company is diligently pursuing efforts to satisfy the requirements of the original remediation plan, in effect since 1982, and receive a new determination from the NJDEP. Management continues to be encouraged by recent test results which support improvements in ground water conditions over time. Overall data from testing in the Spring of 2011 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water.

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

For the nine-months ended September 30, 2012 and 2011, the Company realized a tax benefit of approximately $249,000 and approximately $369,000, respectively. For the three-months ended September 30, 2012 and 2011, the Company realized a tax benefit of approximately $129,000 and $122,000, respectively. For all periods, the tax benefit was primarily due to a decrease in the Company’s deferred tax asset valuation allowance, partially offset by a provision for state income taxes. The Company analyzes its deferred tax asset on a quarterly basis and adjusts the deferred tax asset valuation allowance based on its rolling five year projection of estimated taxable income.

For the nine-months ended September 30, 2012, the Company realized net income of approximately $2,166,000 or $0.09 income per share on a basic and diluted basis, as compared to net income of approximately $1,713,000 or $0.07 income per share on a basic and diluted basis for the corresponding period of the previous year, an increase of approximately $453,000. For the three-months ended September 30, 2012, the Company realized net income of approximately $855,000 or $0.04 income per share on a basic basis or $0.03 income per share on a diluted basis, as compared to net income of approximately $827,000 or $0.03 income per share on a basic and diluted basis for the corresponding period of the previous year, an increase of approximately $28,000. The increases were primarily due to the analysis mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has increased by approximately $2,070,000 to approximately $26,629,000 at September 30, 2012, from approximately $24,559,000 at December 31, 2011. At September 30, 2012, the Company had a current ratio of 6.4 to 1, and a ratio of debt to tangible net worth of .15 to 1. At December 31, 2011, the Company had a current ratio of 14.2 to 1, and ratio of debt to tangible net worth of .14 to 1.

The Company had cash and cash equivalents of approximately $12,463,000 at September 30, 2012, compared to approximately $12,090,000 at December 31, 2011. In 2011, the Company repurchased approximately 1,293,000 shares of its outstanding common stock at a cost of approximately $1,135,000. During the nine-months ended September 30, 2012, the Company has repurchased approximately 481,000 shares of its outstanding common stock at a cost of approximately $583,000. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of Willtek Communications GmbH, its former German subsidiary, in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and as a result, will increase the Company’s liquidity as cash needed to pay Federal income taxes will be substantially reduced.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

The Company’s inventory has increased by approximately $833,000 to approximately $8,410,000 at September 30, 2012, from approximately $7,577,000 at December 31, 2011. The Company has increased its raw materials inventory in order to meet increasing demand for the Company’s network solutions products.

The Company realized cash from operating activities of approximately $1,305,000 for the nine-month period ending September 30, 2012. The primary source of this cash was due to net income from operations for the nine-month period, as well as, an increase in accounts payable, accrued expenses and other current liabilities, partially offset by an increase in inventory, an increase in accounts receivable and an increase in prepaid expenses and other assets.

The Company used cash for operating activities of approximately $667,000 for the nine-month period ending September 30, 2011. The primary use of this cash was due to an increase in inventory, a decrease in accounts payable, accrued expenses and other current liabilities and an increase in accounts receivable, partially offset by net income from operations and a decrease in prepaid expenses and other assets.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On July 26, 2012, the Company received notice that its lessee exercised its purchase option under an operating lease with the Company, dated November 17, 2000, to purchase the property owned by the Company and located in Mahwah, New Jersey (the “Mahwah Building”). The purchase price is $3,500,000 of which $350,000 was deposited by the buyer and is being held in escrow until the closing. The closing, which is scheduled to occur on or before August 1, 2013, is subject to customary closing conditions. As a result, as of September 30, 2012 and December 31, 2011, the Mahwah Building is included in Assets Held for Sale in the accompanying condensed consolidated balance sheets at a carrying value of $3,179,003 and $3,245,700, respectively. The Company expects to realize a gain on the sale of the property of approximately $400,000.

Additionally, the Company has a mortgage payable secured by the Mahwah Building. The terms of the mortgage require monthly payments of $23,750 applied to both principal and interest at the annual rate of 7.45%. The mortgage is scheduled to mature in August, 2013, and is expected to be repaid with the proceeds from the Mahwah Building sale in 2013.

Net cash used for investing activities for the nine-months ended September 30, 2012 and 2011 was approximately $294,000 and approximately $336,000, respectively. The use of these funds was for capital expenditures.

Cash used for financing activities for the nine-months ended September 30, 2012 and 2011 was approximately $638,000 and $618,000, respectively. The use of these funds was for the acquisition of treasury stock and the periodic payments of a mortgage note.

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2012, the Company had no borrowings outstanding under the facility and approximately $4,900,000 of borrowing availability.

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

(b) Changes in Internal Controls over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Act of 1934, as amended, there was no change identified in our internal control over financial reporting that occurred as of the end of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company has been implementing a new enterprise resource planning (“ERP”) system over the past two years, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation of an ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not aware of any material legal proceeding against the Company or in which any of their property is subject.

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended September 30, 2012, the total number of shares purchased as part of our publicly announced repurchase programs, and the maximum number of shares that may yet be purchased under our stock repurchase program at September 30, 2012.

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (2)

July 1, 2012 – July 31, 2012	76,421	$1.23	76,421	639,779

August 1, 2012 – August 31, 2012	34,155	$1.24	34,155	605,624

September 1, 2012 - September 30, 2012	78,165	$1.24	78,165	527,459

Total	188,741	$1.24	188,741

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4. MINE SAFETY DISCLOSURES

          Not applicable.

PART II - OTHER INFORMATION (Continued)

Item 5. OTHER INFORMATION

As previously reported on the Company’s Current Report on Form 8-K filed on October 15, 2012, the Board of Directors of the Company approved and adopted on October 12, 2012, the Amended and Restated By-Laws of the Company (the “2012 Amended By-Laws”) which amended the By-Laws dated January 31, 2008 that were previously in effect. The 2012 Amended By-Laws added new sections to require advanced notice of stockholder nominations for directors. These new articles provide for the following:

•

procedures for director nominations and other business to be considered at annual meetings, which is accomplished by separate by-laws – one for nominations (Article 3, Section 8) and one for other business, including shareholder proposals (Article 2, Section 6);

•

providing mandatory deadlines for shareholders to make proposals of business and nominations of directors at annual meetings of shareholders, generally between ninety (90) days and one hundred twenty (120) days prior to the one-year anniversary of the preceding year’s annual meeting;

•	distinguishing between shareholder proposals made under SEC Rule 14a-8 and other proposals to conduct business at annual meetings;

•	including a requirement that director nominees provide certain information to the Company, including information required to be disclosed in a proxy statement;

•

requiring a shareholder making nominations or proposals to disclose their beneficial ownership position and whether it intends or is part of a group that intends to deliver a proxy statement and/or otherwise to solicit proxies from shareholders in support of such proposal or nomination; and

•	providing that business transacted at any special meeting of shareholders shall be confined to the purpose or purposes stated in the notice thereof.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Company, dated October 12, 2012 (1)

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101

The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements. (2)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K. dated October 12, 2012, filed with the Commission on October 15, 2012 and incorporated by reference herein.

(2)

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

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: November 14, 2012	/S/ Paul Genova

Paul Genova
Chief Executive Officer

Date: November 14, 2012	/S/ Robert Censullo

Robert Censullo
Acting Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Company, dated October 12, 2012 (1)

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101

The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements. (2)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 12, 2012, filed with the Commission on October 15, 2012 and incorporated by reference herein.

(2)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.