Form 10-K
period 2012-12-31
WIRELESS TELECOM GROUP INC
filed 2013-04-01
CIK 878828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

(973) 386-9696
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $.01 per share	NYSE MKT

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

Yes ☐  No ☒

The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE MKT on June 30, 2012: $21,724,246

Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 21, 2013: 23,837,580

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual report on Form 10-K.

PART I

Item 1. Business

Wireless Telecom Group, Inc., a New Jersey corporation (“we”, “us” or the “Company”), designs and manufactures radio frequency (“RF”) and microwave-based products for wireless and advanced communications industries and currently markets its products and services worldwide under the Boonton, Microlab and Noisecom brands. Our complementary suite of high performance instruments and components includes peak power meters, signal analyzers, power splitters, combiners, diplexers, noise modules and precision noise generators. The Company serves both commercial and government markets with workflow-oriented, built-for-purpose solutions in cellular/mobile, WiFi, WiMAX, private mobile radio, satellite, cable, radar, avionics, medical, and computing applications. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates under the trade name Noise Com, Inc., and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc. The corporate website address is www.wtcom.com.

The Company presents its operations in two reportable segments: (1) test and measurement and (2) network solutions. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom. The network solutions segment is comprised primarily of the operations of Microlab.

Sales by reportable segment for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Test and measurement	$15,260,449	$13,855,052
Network solutions	14,334,095	12,968,388
	$29,594,544	$26,823,440

Additional financial information on the Company’s reportable segments for each of the last two years is included in the Company’s Notes to the consolidated financial statements (see Note 7, “Segment and Related Information”) included in Item 8 herein.

Market

Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments and passive components to various customers. Approximately 76% of the Company’s consolidated sales in fiscal 2012 were derived from commercial applications. The remaining consolidated sales (approximately 24%) were comprised of sales made to the United States government (particularly the armed forces) and prime defense contractors.

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

The Company’s products consist of several models with varying degrees of capabilities which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand-alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. Prices of products range from approximately $100 to $100,000 per unit, with most sales occurring between $2,000 and $35,000 per unit.

The Company’s products have extended useful lives and the Company provides recalibration services for its instrument products to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 4% of fiscal 2012 consolidated sales.

Marketing and Sales

As of March 28, 2013, the Company’s in-house marketing and sales force consisted of nineteen individuals. The Company promotes the sale of its products to customers and manufacturers’ representatives through its web-site, product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions.

The Company’s products are sold globally through its in-house sales people and by over one hundred manufacturers’ representatives and distributors (the Company’s channel partners). Generally, our channel partners do not stock inventories of the Company’s products. Channel partners accounted for 74% and 75% of the Company’s consolidated sales for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, no channel partner accounted for more than 10% of total consolidated sales. The Company does not believe that the loss of any single channel partner would have a material adverse affect on its business.

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

For fiscal 2012, one customer accounted for 11% of total consolidated sales. The Company’s largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse affect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse affect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse affect on its business.

Regional consolidated sales from operations for fiscal 2012 were made to customers in the Americas ($22,511,566 or 76% of total consolidated sales), Europe, Middle East and Africa ($4,718,669 or 16% of total consolidated sales) and Asia Pacific ($2,364,309 or 8% of total consolidated sales).

Research and Development

The Company currently maintains an engineering staff (nineteen individuals as of March 28, 2013) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures for operations include the cost of engineering services and engineering support personnel and were approximately $2,524,000 and $2,261,000 for the years ended December 31, 2012 and 2011, respectively.

Competition

The Company competes against many companies, which utilize similar technology to that of the Company, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than the Company. Some of these companies include Agilent Technologies, Inc., Rhode & Schwartz GmbH & Co. KG, Anritsu Corporation, Kathrein, Cellular Specialties, Inc. and Aeroflex Holding Corp. The Company competes by having a niche in several product areas where it capitalizes on its expertise in manufacturing products with unique specifications.

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

Backlog

The Company’s consolidated backlog of firm orders shippable in the next twelve months was approximately $2,200,000 at December 31, 2012, compared to approximately $4,600,000 at December 31, 2011. At December 31, 2011, the Company’s consolidated backlog included the balance of a large government order in the amount of approximately $2,400,000, which was fulfilled in its entirety during fiscal year 2012. It is anticipated that the majority of the backlog orders at December 31, 2012 will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company’s operations. No third-party supplier accounted for more than 10% of the Company’s total inventory purchases for fiscal 2012.

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

Environmental Protection

The Company’s operations are subject to various federal, state, local, and foreign environmental laws, ordinances and regulations that limit discharges into the environment, establish standards for the handling, generation, use, emission, release, discharge, treatment, storage and disposal of, or exposure to, hazardous materials, substances and waste, and require cleanup of contaminated soil and groundwater.

The New Jersey Department of Environmental Protection (the “NJDEP”) conducted an investigation in 1982 concerning disposal at a facility previously leased by the Company’s Boonton operations. The focus of the investigation involved certain materials formerly used by Boonton’s manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978. The Company has cooperated with the NJDEP investigation and has been diligently pursuing the matter in an attempt to resolve it in accordance with applicable NJDEP operating procedures. The above referenced activities were conducted by Boonton prior to the acquisition of that entity in 2000.

In 1982, the Company and the NJDEP agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. Recently, the Company has hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Overall data from testing in 2011 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations.

Expenditures incurred by the Company during the year ended December 31, 2012 in connection with the site amounted to approximately $85,000. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

At this time, the Company believes that it is in material compliance with all environmental laws, does not anticipate any material expenditure to meet current or pending environmental requirements, and generally believes that its processes and products do not present any unusual environmental concerns. Besides the matter referred to above with the NJDEP, the Company is unaware of any existing, pending or threatened contingent liability that may have a material adverse affect on its ongoing business operations.

Workplace Safety

The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health. The Company believes it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse affect on its results of operations or financial condition. The Company also believes that it is in material compliance with all applicable labor regulations.

ITAR and Export Controls

The Company is subject to International Traffic in Arms Regulation, or ITAR. ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications.

The Company is also subject to the Export Administration Regulations, or EAR. The EAR regulates the export of certain “dual use” items and technologies and, in some instances, requires a license from the U.S. Department of Commerce.

Government Contracting Regulations

Because the Company has contracts with the federal government and its agencies, it is subject to audit from time to time of our compliance with government regulations by various agencies, including the Defense Contract Audit Agency, or DCAA. The DCAA reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. The DCAA has the right to perform audits on our incurred costs on all contracts on a yearly basis.

Other governmental agencies, including the Defense Securities Service and the Defense Logistics Agency, may also, from time to time, conduct inquiries or investigations regarding a broad range of our activities.

The Company’s principal products or services do not require any governmental approval, except for the requirement that it obtain export licenses for certain of its products.

Employees

As of March 28, 2013, the Company had 108 full-time employees, including its officers, 58 of whom are engaged in manufacturing and repair services, 12 in administration and financial control, 19 in engineering and research and development, and 19 in marketing and sales.

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

Investor Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (“Exchange Act”). Therefore, it files periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be read and copied by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information at the Company’s Investor Relations website. The address is www.wtcom.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 1A. Risk Factors

Our industry is highly competitive and if we are not able to successfully compete, we could lose market share and our revenues could decline.

We operate in industries characterized by aggressive competition, rapid technological change, evolving technology standards and short product life cycles. Current and prospective customers for our products evaluate our capabilities against the merits of our direct competitors. We compete primarily on the basis of technology and performance. For certain products, we also compete on price. Many of our competitors utilize similar technologies to ours and have substantially greater resources and expertise in financial, technical and marketing areas than we have. Our competitors may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented.

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

Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements to these new products and services in order to address the changing needs of the marketplace. We may not be able to accurately predict which technologies customers will support. If we do not introduce new products, services and enhancements in a timely manner, if we fail to choose correctly among technical alternatives or if we fail to offer innovative products and services at competitive prices, customers may forego purchases of our products and services and purchase those of our competitors. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. We must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed. If we do not succeed, we may be left with inventories of obsolete products or we may not have enough of some products available to meet customer demand, which could lead to reduced sales and higher expenses.

Ongoing recessionary economic conditions have adversely affected and may further adversely affect our business, results of operations, and financial condition.

General recessionary economic conditions have negatively impacted our business in the past and could further impact our business in the future if economic recovery is slow to occur. In addition to the potentially negative impact on our revenues, unstable economic conditions could also have a number of additional effects on our business, including insolvency of key suppliers or manufacturers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, customer insolvencies, increased product returns, increased pricing pressures, restructuring expenses and associated diversion of management’s attention, excess inventory and increased difficulty in our accurately forecasting product demand and planning future business activities. If macro-economic concerns were to worsen, credit markets could begin to tighten once again. In turn, our customers could experience heightened financial difficulties and, as a result, could modify, delay or cancel plans to purchase our products or services, which could cause our sales to decline, or become unable to make payment to us for amounts due and owing. If the economy or markets into which we sell our products are slow to recover, our business, financial condition and results of operations could be materially and adversely affected.

The cyclicality of our end user markets could harm our financial results.

Many of the end markets we serve, including but not limited to the commercial wireless market, have historically been cyclical and have experienced periodic downturns. The factors leading to and the severity and length of a downturn are very difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. If we fail to anticipate changes in the end markets we serve, our business, results of operations and financial condition could be materially adversely affected.

Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market and damage our reputation.

As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers or other outsourcers could cause disruptions or delays.

If our products do not perform as promised, we could experience increased costs, lower margins and harm to our reputation.

The failure of our products to perform as promised could result in increased costs, lower margins and harm to our reputation. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our existing or new products, which could result in significant product liability or warranty claims. In addition, any defects found in our products could result in a loss of sales or market share, failure to achieve market acceptance, injury to our reputation, indemnification claims, litigation, increased insurance costs and increased service costs, any of which could discourage customers from purchasing our products and materially harm our business.

The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability claims being asserted by customers and third parties.

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

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with such government contracts could harm our business by leading to a reduction in revenue associated with these customers.

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

Shortages or delays of supplies for component parts may adversely affect our operating results until alternate sources can be developed.

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

The Company’s operations are subject to various federal, state, local, and foreign environmental laws, ordinances and regulations that limit discharges into the environment, establish standards for the handling, generation, use, emission, release, discharge, treatment, storage and disposal of, or exposure to, hazardous materials, substances and waste, and require cleanup of contaminated soil and groundwater.

The New Jersey Department of Environmental Protection, or the NJDEP, conducted an investigation in 1982 concerning disposal at a facility previously leased by our Boonton operations. The focus of the investigation involved certain materials formerly used by Boonton’s manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978, prior to our acquisition of Boonton Electronics Corporation in 2000. In 1982, the Company and the NJDEP agreed on a plan to correct ground water contamination at the site. The plan consists of the installation of several monitoring wells in order to take periodic soil and water samples until such time, which we are unable to predict, that contamination levels are satisfactory to the NJDEP. While we anticipate that the expenditures in connection with the site will not be substantial in future years, we could be subject to significant future liabilities and may incur significant future expenditures in connection with the former Boonton site. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. While we are not aware of any material liabilities associated with any potential contamination at this former site, subsurface contamination may exist, and we may be exposed to material liability as a result of the existence of that contamination under various international, federal, state and local laws governing the environment.

At this time, the Company believes that it is in material compliance with all environmental laws, does not anticipate any material expenditure to meet current or pending environmental requirements, and generally believes that its processes and products do not present any unusual environmental concerns. Besides the matter referred to above with the NJDEP, the Company is unaware of any existing, pending or threatened contingent liability that may have a material adverse affect on its ongoing business operations.

Certain of our products and international sales may be subject to International Traffic in Arms Regulations, the Export Administration Regulations, Foreign Corrupt Practices Act and other U.S. and foreign government laws, regulations, policies and practices, which may adversely affect our business, results of operations and financial condition.

Our international sales, for which we also use foreign representatives and consultants, are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR) and the Foreign Corrupt Practices Act and other export laws and regulations, as well as foreign government laws, regulations and procurement policies and practices which may differ from the U.S. Government regulations in this regard. The ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications.

Compliance with the directives of the U.S. Department of State may result in substantial legal and other expenses and the diversion of management time. In the event that a determination is made that we or any entity we have acquired has violated the ITAR with respect to any matters, we may be subject to substantial monetary penalties that we are unable to quantify at this time, and/or suspension or revocation of our export privileges and criminal sanctions, which may have a material adverse effect on our business, results of operations and financial condition.

We are also subject to the Export Administration Regulations, or EAR. The EAR regulates the export of certain “dual use” items and technologies and, in some instances, requires a license from the U.S. Department of Commerce. We can give no assurance that under either the ITAR or the EAR we will continue to be successful in obtaining the necessary licenses and authorizations or that certain sales will not be prevented or delayed.

We are also subject to, and must comply with, the U. S. Foreign Corrupt Practices Act, or the FCPA, and similar world-wide anti-corruption laws, including the U.K. Bribery Act of 2010. These acts generally prohibit both us and our third party intermediaries from making improper payments to foreign officials for the purpose of acquiring or retaining business or otherwise obtaining favorable treatment. We are required as well to maintain adequate record-keeping and internal accounting practices to fully and accurately reflect our transactions. We have formulated and implemented strict diligence, training and reporting programs and practices that mandate and are intended to ensure compliance with these anti-corruption laws. We operate in many parts of the world that have experienced government corruption to some degree, however, and, in certain circumstances, the FCPA and our programs and policies may conflict with local customs and practices. If we or our any of our local intermediaries have failed to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose severe criminal and civil penalties. The assertion of violations of the FCPA or other anti-corruption laws could disrupt our business and, if proven, have a material adverse effect on our results of operations and financial condition.

The loss of key personnel could adversely affect our ability to remain competitive.

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. However, other than the severance agreements we entered into with Mr. Genova, Chief Executive Officer, and Mr. Debold, Vice President of Global Sales and Marketing, we currently do not have any employment agreements with any of our executive officers. Although we have severance agreements with Messrs. Genova and Debold, we cannot provide assurance that either Mr. Genova or Mr. Debold, or any of our other executive officers, will remain employed by us. Moreover, the design and manufacture of our products require substantial technical capabilities in many disparate disciplines, from engineering, mechanics and computer science to electronics and mathematics. We believe that the continued employment of key members of our technical and sales staffs will be important to us but, as with our executive officers, we cannot assure you that they will remain employed by us.

Third parties could claim that we are infringing on their intellectual property rights which could result in substantial costs, diversion of significant managerial resources and significant harm to our reputation.

The industries in which our company operates are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies in various jurisdictions that are important to our business. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license agreements, or stop the sale of certain products, which could adversely affect our net sales, gross margins and expenses and harm our future prospects.

We use specialized technologies and know-how to design, develop and manufacture our products. Our inability to protect our intellectual property could hurt our competitive position, harm our reputation and adversely affect our results of operations.

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

We rely on our information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.

Our information technology, or IT, systems are an integral part of our business. We depend on our IT systems for scheduling, sales order entry, purchasing, materials management, accounting and production functions. Our IT systems also allow us to ship products to our customers on a timely basis, maintain cost-effective operations and provide a high level of customer service. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities. A serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently, which in turn could have a material adverse effect on our business, results of operations and financial condition.

The success of our ability to grow sales and develop relationships in Europe and Asia may be limited by risks related to conducting business in European and Asian markets.

Part of our strategy is to increase sales and build our relationships in European and Asian markets. Risks inherent in marketing, selling and developing relationships in European and Asian markets include those associated with:

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

Environmental and other disasters, such as flooding, large earthquakes, hurricanes, volcanic eruptions or nuclear or other disasters, or a combination thereof, may negatively impact our business.

Although we manufacture our products in New Jersey, we both source and ship our products globally. Environmental and other disasters may cause disruption to our supply chain or impede our ability to ship product to certain regions of the world. However, there can be no assurance that environmental and/or other such natural disasters will not have an adverse impact on our business in the future.

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
14

•	the potential loss of key employees of acquired businesses;

•	lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;

•	failure to commercialize purchased technology; and

•	the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods.

The integration of acquisitions may make the completion and integration of subsequent acquisitions more difficult. However, if we fail to identify and complete these transactions, we may be required to expend resources to internally develop products and technology or may be at a competitive disadvantage or may be adversely affected by negative market perceptions, which may have a material adverse effect on our business, results of operations and financial condition.

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

Investcorp Technology Ventures, L.P. owns a substantial amount of our Common Stock.

Investcorp Technology Ventures, L.P., beneficially owns approximately 27% of the outstanding shares of our common stock as of March 28, 2013. Such stockholder has significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, this stockholder exercises substantial influence over all major decisions, including major corporate actions such as mergers and other business combinations or transactions which could result in or prevent a change of control of the Company. Accordingly, other stockholders’ abilities to influence us through voting their shares may be limited or the market price of our shares may be adversely affected.

Our stock price is volatile.

The market price of our Common Stock has experienced significant volatility. From January 1, 2011 to March 14, 2013, the trading prices of our stock have ranged from $0.87 to $1.54 per share. There are several factors which could affect the price of our Common Stock, including some of which are announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for our products. Sales of a substantial number of shares by existing stockholders could also have an adverse effect on the market price of our Common Stock.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, products or stock performance, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.

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

New Jersey corporate law may delay or prevent a transaction that stockholders would view as favorable.

We are subject to the New Jersey Shareholders’ Protection Act, which could delay or prevent a change of control of us.

The Company is subject to compliance with the policies & procedures of the NYSE MKT with respect to continued listing on the stock exchange.

In considering whether a security warrants continued trading and/or listing on the NYSE MKT Exchange, many factors are taken into account, such as the degree of investor interest in the company, its prospects for growth, the reputation of its management, the degree of commercial acceptance of its products, and whether its securities have suitable characteristics for auction market trading. Thus, any developments which substantially reduce the size of a company, the nature and scope of its operations, the value or amount of its securities available for the market, or the number of holders of its securities, may occasion a review of continued listing by the Exchange. Moreover, events such as the sale, destruction, loss or abandonment of a substantial portion of its business, the inability to continue its business, steps towards liquidation, or repurchase or redemption of its securities, may also give rise to such a review.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the NYSE MKT require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant. The lease term extends through September 30, 2014 and can be renewed at the tenant’s option for one five-year period at fair market value to be determined at term expiration.

The Company also owns a 44,000 square foot facility located in Mahwah, New Jersey. In November 2000, the Company entered into a lease agreement with an unrelated third party for the entire facility. The triple net lease runs through August 1, 2013 and includes an exclusive tenant option to purchase the property at a predetermined purchase price of approximately $3,500,000. On July 26, 2012, the tenant exercised its purchase option. The Company expects to close on the sale of the building in the third quarter of 2013.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company has traded on the American Stock Exchange or the New York Stock Exchange under the name Wireless Telecom Group, Inc. (Symbol: WTT) since September 12, 1994. The following table sets forth the high and low sales prices of the Company’s Common Stock for the periods indicated as reported on the NYSE MKT.

2012 Fiscal Year	High	Low

1st Quarter	$1.29	$1.12

2nd Quarter	$1.30	$1.01

3rd Quarter	$1.34	$1.18

4th Quarter	$1.28	$1.14

2011 Fiscal Year

1st Quarter	$1.30	$0.82

2nd Quarter	$1.05	$0.72

3rd Quarter	$0.89	$0.67

4th Quarter	$1.39	$0.73

On March 21, 2013, the closing price of the common stock of the Company as reported was $1.49. On March 21, 2013, the Company had 454 stockholders of record. These stockholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

The Company did not declare quarterly dividends for the past five years. At this time, the Company’s intention is to retain its earnings to finance future growth and maintain liquidity. Future cash dividends, if any, will be at the discretion of the Company’s board of directors and will depend upon, among other things, the Company’s future operations and earnings, capital requirements, general financial condition, contractual and financing restrictions and such other factors as the Company’s board of directors may deem relevant.

Issuer Purchases of Equity Securities

The following table provides the number of shares purchased and average price paid during the quarter ended December 31, 2012, the total number of shares purchased as part of our publicly announced repurchase programs, and the maximum number of shares that may yet be purchased under our stock repurchase program at December 31, 2012.

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (2)(3)
October 1, 2012 – October 31, 2012	43,251	$1.24	43,251	484,208

November 1, 2012 – November 30, 2012	60,880	$1.23	60,880	423,328

December 1, 2012 – December 31, 2012	50,838	$1.24	50,838	1,372,490

Total	154,969	$1.24	154,969

(1)	These purchases were made pursuant to the stock repurchase program approved by our Board of Directors on January 14, 2008 and announced on January 17, 2008 pursuant to which the Company may repurchase up to 5% of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company and its Board of Directors. The stock repurchase authorization does not have an expiration date and can be modified, suspended or discontinued at any time.

(2)	On September 8, 2011, announced on September 13, 2011, the Company’s Board of Directors authorized a modification to the 2008 stock repurchase program. The authorization increased the number of shares allowed to be repurchased under the program by approximately 1,300,000 shares.

(3)	On December 5, 2012, announced on December 11, 2012, the Company’s Board of Directors authorized an additional modification to the 2008 stock repurchase program. The authorization allows for the repurchase of an additional 1,000,000 shares.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	2,162,000	$1.60	1,841,304

Equity compensation plans not approved by security holders	—	—	—

Total	2,162,000	$1.60	1,841,304

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Wireless Telecom Group, Inc., and its operating subsidiaries, (collectively, “we”, “us” or the “Company”), develop, manufacture and market a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters and high-power passive microwave components for wireless products. The Company’s products have historically been primarily used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

The Company discloses its operations in two reportable segments: (1) test and measurement and (2) network solutions. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom. The network solutions segment is comprised primarily of the operations of Microlab. Additional financial information on the Company’s reportable segments for each of the last two years is included in Note 7 to the Company’s consolidated financial statements included in Item 8 herein.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011 (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2012 and 2011 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof of other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include continued ability to maintain positive cash flow from results of operations, continued evaluation of goodwill for impairment and the Company’s development and production of competitive technologies in our market sector, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

Stock-based compensation

The Company follows the provisions of Accounting Standards Codification (ASC) 718, “Share-Based Payment” which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures. The fair value of the stock awards is equal to the fair value of the Company’s stock on the date of grant. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. When options are granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when determining assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation is based on our past history of forfeitures. Due to the limited amount of forfeitures in the past, the Company’s estimated forfeiture rate has been zero.

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

Revenue recognition

Revenue from product shipments, including shipping and handling fees, is recognized once delivery has occurred, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Sales to international distributors are recognized in the same manner. If title does not pass until the product reaches the customer’s delivery site, then revenue recognition is deferred until that time. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis. There are no special post shipment obligations or acceptance provisions that exist with any sales arrangements.

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

Uncertain tax position

Under ASC 740, the Company must recognize and disclose the tax benefit from an uncertain position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. As of December 31, 2012 and 2011, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2012 and 2011, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Valuation of goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. Management first makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, based on the qualitative assessment, the estimated fair value is well in excess of its carrying amount, management will not perform any quantitative assessment. If, however, the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management then performs a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company’s goodwill balance of $1,351,392 at December 31, 2012 and 2011 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarters of 2012 and 2011 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value.

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

Results of Operations
Year Ended December 31, 2012 Compared to 2011

Net consolidated sales for the year ended December 31, 2012 were $29,594,544 as compared to $26,823,440 for the year ended December 31, 2011, an increase of $2,771,104 or 10.3%. This increase was primarily the result of strong demand throughout 2012 for the Company’s test and measurement instruments for both commercial and military applications and increased demand in the second half of 2012 for the Company’s network solutions products, particularly for distributed antenna systems (“DAS”). The Company continues to experience increasing order activity due to commercial infrastructure development in support of the ongoing expansion and upgrade to DAS.

Net sales of the Company’s network solutions products for the year ended December 31, 2012 were $14,334,095 as compared to $12,968,388 for the year ended December 31, 2011, an increase of $1,365,707 or 10.5%. Net sales of network solutions products accounted for 48.4% and 48.3% of net consolidated sales for the years ended December 31, 2012 and 2011, respectively. The sales increase during 2012 was primarily due to the Company’s growing participation in the DAS market through supply of its passive microwave components.

Net sales of the Company’s test and measurement products for the year ended December 31, 2012 were $15,260,449 as compared to $13,855,052 for the year ended December 31, 2011, an increase of $1,405,397 or 10.1%. Net sales of test and measurement products accounted for 51.6% and 51.7% of net consolidated sales for the years ended December 31, 2012 and 2011, respectively. The increase in sales for 2012 was primarily due to increased order volume related to the fulfillment of government contract orders, particularly the Company’s supply of peak power meters to the U.S. Navy.

The Company’s gross profit on consolidated net sales for the year ended December 31, 2012 was $14,776,797 or 49.9% as compared to $12,466,704 or 46.5% as reported in the previous year. Gross profit is higher in 2012 compared to 2011 primarily due to higher revenue volume being allocated to relatively fixed overhead costs. Additionally, during 2011, the Company carried excess inventory in the amount of approximately $270,000 relating to a discontinued product line. This inventory was sold in its entirety at cost which negatively impacted gross profit. Also contributing to lower margins for 2011 were severance costs incurred in the amount of approximately $73,000 relating to the implementation of a cost reduction plan which included several manufacturing employees.

The Company’s products consist of several models with varying degrees of capabilities which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand-alone components or devices that are connected to, or used in conjunction with, such equipment from an external site, in the factory or in the field.

Prices of products range from approximately $100 to $100,000 per unit, with most sales occurring between approximately $2,000 and $35,000 per unit. The Company can experience variations in gross profit based upon the mix of these products sold, as well as variations due to revenue volume and economies of scale. The Company will continue to rigidly monitor costs associated with material acquisition, manufacturing and production.

Operating expenses for the year ended December 31, 2012 were $12,019,179 or 40.6% of consolidated net sales as compared to $10,616,857 or 39.6% of consolidated net sales for the year ended December 31, 2011. For the year ended December 31, 2012 as compared to the prior year, operating expenses increased by $1,402,322 or 13.2%. Operating expenses are higher in 2012 due to an increase in general and administrative expenses of $1,032,750, an increase in research and development expenses of $263,081 and an increase in sales and marketing expenses of $106,491. The increase in general and administrative expense is primarily due to an increase in bonus expense of $220,000, an increase in legal and consulting fees of $170,222, an increase in non-cash stock compensation charges of $135,225 and an increase in stock exchange listing fees of $65,000. The legal and consulting fees discussed above relate to the Company’s ongoing exploration of due diligence of its strategic alternatives. The year over year increase is further impacted by the 2011 reversal of a specific warranty accrual in the amount of $240,000 relating to product shipped in 2008. The Company determined in 2011 that there was a remote likelihood that any of these specific units will be returned and subsequently reversed the warranty accrual. Research and development expenses were higher in 2012 primarily due to the hiring in May of the Company’s Vice President of Engineering and an increase in research and development materials of $45,698. Sales and marketing expenses were higher in 2012 primarily due to higher, order-specific commission paid to the Company’s external, non-employee sales representatives of $61,398 and severance paid to a sales employee in the amount of $39,437.

Interest expense, net of interest income derived from the Company’s cash investment account, was relatively unchanged for the year ended December 31, 2012 as compared to the previous year. Substantially all of the Company’s cash is invested in money market funds.

Other income, net of other non-operating expense, decreased by $120,422 for the year ended December 31, 2012. The decrease in other income was primarily due to higher expenses incurred during 2012, as compared to the prior year, for services relating to the ground water testing being performed at the former site of the Company’s subsidiary, Boonton, and a realized gain from the sale of an investment security in 2011. The Company has been testing the ground water in this site since 1982 in accordance with state regulations. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if any additional contamination is identified and the NJDEP requires additional remediation.

For the years ended December 31, 2012 and 2011, the Company realized a tax benefit of $389,763 and $438,515, respectively. For both years, the tax benefit was primarily due to an increase in the Company’s deferred tax asset, net of a valuation allowance, partially offset by a provision for state income taxes. The Company analyzes its deferred tax asset on a quarterly basis and adjusts the deferred tax valuation allowance based on its rolling five-year projection of estimated taxable income.

Net income was $3,170,801 or $0.13 per share on a diluted basis for the year ended December 31, 2012 as compared to net income of $2,429,648 or $0.10 per share on a diluted basis for the year ended December 31, 2011, an increase of $741,153 or $0.03 per diluted share. The increase was primarily due to the analysis discussed above.

Liquidity and Capital Resources

The Company’s working capital has increased by $2,757,196 to $26,516,015 at December 31, 2012, from $23,758,819 at December 31, 2011. At December 31, 2012, the Company had a current ratio of 6.0 to 1, and a ratio of debt to tangible net worth of .15 to 1. At December 31, 2011, the Company had a current ratio of 13.8 to 1, and a ratio of debt to tangible net worth of .14 to 1.

The Company had cash and cash equivalents of $12,969,513 at December 31, 2012, compared to a balance of $12,089,782 at December 31, 2011. In 2012, the Company repurchased 635,630 shares of its outstanding common stock at a cost of $777,952. The Company believes its current level of cash is sufficient to fund the current operating, investing and financing activities.

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of a former wholly-owned subsidiary in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and as a result will increase the Company’s liquidity as cash needed to pay Federal income taxes will be substantially reduced.

Operating activities provided $2,179,280 in cash for the year ending December 31, 2012. For the year ended December 31, 2011, operating activities provided $138,735 in cash flows. For 2012, cash provided by operations was primarily due to income from operations and an increase in accounts payable, accrued expenses and other current liabilities, partially offset by increases in accounts receivable, inventory and prepaid expenses and other assets. For 2011, cash provided by operations was primarily due to income from operations, a decrease in prepaid expenses and other assets, and an increase in income taxes payable, partially offset by a decrease in accounts payable, accrued expenses and other current liabilities, an increase in inventories and an increase in accounts receivable.

The Company has historically turned over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

The Company’s inventory has increased by $712,584 to $8,289,635 at December 31, 2012, from $7,577,051 at December 31, 2011. The Company has increased its finished goods inventory in order to meet increasing demand for the Company’s network solutions products.

On July 26, 2012, the Company received notice that its lessee exercised its purchase option under an operating lease with the Company, dated November 17, 2000, to purchase the property owned by the Company and located in Mahwah, New Jersey (the “Mahwah Building”). The purchase price is $3,500,000 of which $350,000 was deposited by the buyer and is being held in escrow until the closing. The closing, which is scheduled to occur on or before August 1, 2013, is subject to customary closing conditions. As a result, as of December 31, 2012 and 2011, the Mahwah Building is included in Assets Held for Sale in the accompanying consolidated balance sheets at a carrying value of $3,179,002 and $3,245,700, respectively. The Company expects to realize a gain on the sale of the property of approximately $400,000.

Additionally, the Company has a mortgage payable secured by the Mahwah Building. The terms of the mortgage require monthly payments of $23,750 applied to both principal and interest at the annual rate of 7.45%. The mortgage is scheduled to mature in August 2013, and is expected to be repaid with the proceeds from the Mahwah Building sale in 2013.

Net cash used for investing activities for the years ended December 31, 2012 and 2011 amounted to $447,900 and $488,920, respectively. The use of cash was for capital expenditures.

Financing activities used $851,649 and $1,203,253 in cash for the years ended December 31, 2012 and 2011, respectively. The use of these funds was for the repurchase of treasury stock and periodic payments of a mortgage note.

Table of Contractual Obligations
		Payments by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years

Mortgage	$2,629,215	$2,629,215	$—	$—
Facility Leases	599,813	342,750	257,063	—
Operating and Equipment leases	204,234	74,267	129,967	—
	$3,433,262	$3,046,232	$387,030	$—

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and any short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of December 31, 2012, the Company had no borrowings outstanding under the facility and approximately $4,700,000 of borrowing availability. Since the credit facility is based upon our current investment balance, borrowing availability has declined over time due to the Company’s funding of its stock repurchases. The Company has no current plans to borrow from this credit facility as it believes cash generated from operations will adequately meet near-term working capital requirements.

The Company actively pursues strategic opportunities including potential acquisitions, mergers, divestitures or other activities which may require the Company to use part or all of its cash reserves, enter into credit arrangements or issue shares of its common stock. Such activities may affect the Company’s liquidity in future periods.

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

Recent Accounting Pronouncements Affecting the Company

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This ASU is effective for the Company beginning January 1, 2013. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This ASU was effective for the Company beginning January 1, 2012. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This standard amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This ASU was effective for financial periods beginning after December 15, 2011 and is to be applied prospectively. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to Wireless Telecom Group, Inc. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

The Company implemented a new enterprise resource planning (“ERP”) system in 2012, which is expected to improve efficiency of certain financial and related transaction processes. The implementation of the new ERP system has affected the processes that constitute our internal control over financial reporting and has required us to perform additional testing for effectiveness.

As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, was appropriately considered within the testing for effectiveness with respect to the implementation in these instances. We concluded, as part of the evaluation described above, that the implementation of ERP in these circumstances has not materially affected our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2013 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 11. Executive Compensation

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2013 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2013 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2013 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 14. Principal Accountant Fees and Services

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2013 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the Two Years in the Period ended December 31, 2012
Consolidated Statements of Changes in Shareholders’ Equity for the Two Years in the Period ended December 31, 2012
Consolidated Statements of Cash Flows for the Two Years in the Period ended December 31, 2012
Notes to Consolidated Financial Statements

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

	(2)	Exhibits

		2.1	Asset Purchase Agreement, dated as of April 9, 2010, by and among the Registrant, Willtek Communications GmbH, Willtek Communications SARL, Willtek Communications, Inc., Aeroflex Incorporated, Aeroflex Wichita, Inc., Aeroflex GmbH and Aeroflex SAS* (8)

		3.1	Certificate of Incorporation, as amended (1)

		3.2	Amended and Restated By-laws (11)

		3.3	Amendment to the Certificate of Incorporation (2)

		3.4	Amendment to the Certificate of Incorporation (3)

		4.2	Form of Stock Certificate (1)

		10.1	Summary Plan Description of Profit Sharing Plan of the Registrant (1)

		10.2	Amendment to Registrant’s Incentive Stock Option Plan and related agreement (3)

		10.3	Wireless Telecom Group, Inc. 2000 Stock Option Plan (4)

		10.4	Stock Purchase Agreement dated December 21, 2001, by and among the Company, Microlab/FXR and Harry A. Augenblick (5)

		10.5	Stock Purchase Agreement made as of December 21, 2001, by and among the Company and Microlab/FXR Employees Stock Ownership Plan (5)

		10.6	Amended and Restated Stock Purchase Agreement, dated as of March 29, 2005, among the Company, Willtek Communications GmbH, Investcorp Technology Ventures, L.P., and Damany Holding GmbH (6)

		10.7	Amended and Restated Loan Agreement, dated March 29, 2005, by and among Investcorp Technology Ventures, L.P., Willtek Communications GmbH and Wireless Telecom Group, Inc. (6)

		10.8	Amended and Restated Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Paul Genova

		10.9	Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc., and Joseph Debold

10.10	2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (10)

10.11	Form of Award Agreement under 2012 Incentive Compensation Plan

14	Code of Ethics (7)

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, A Division of O’Connor Davies, LLP) filed herewith as Exhibit 23.1

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

101	The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in shareholders’ equity, and (v) the notes to the consolidated financial statements. (9)

* All exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-18(File No.33-42468-NY) and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.
(4)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 21, 2001, filed with the Commission on January 4, 2002 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 29, 2005, filed with the Commission on March 29, 2005 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2009 and incorporated by reference herein.
(9)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(10)	Filed as Annex A to the Definitive Proxy Statement of the Company filed on April 30, 2012 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 12, 2012, filed with the Commission on October 15, 2012 and incorporated by reference herein.
30

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: April 1, 2013	By:	/s/ Paul Genova
Paul Genova
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adrian Nemcek	Chairman of the Board	April 1, 2013
Adrian Nemcek

/s/ Paul Genova	Chief Executive Officer	April 1, 2013
Paul Genova

/s/ Robert Censullo	Acting Chief Financial Officer	April 1, 2013
Robert Censullo

/s/ Henry Bachman	Director	April 1, 2013
Henry Bachman

/s/ Rick Mace	Director	April 1, 2013
Rick Mace

/s/ Joseph Garrity	Director	April 1, 2013
Joseph Garrity

/s/ Anand Radhakrishnan	Director	April 1, 2013
Anand Radhakrishnan

/s/ Glenn Luk	Director	April 1, 2013
Glenn Luk

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Wireless Telecom Group, Inc.

Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF O’Connor Davies

A Division of O’Connor Davies, LLP

March 29, 2013

New York, NY

F – 2

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

-ASSETS-
	December 31,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$12,969,513	$12,089,782
Accounts receivable - net of allowance for doubtful accounts of $57,333 and $122,535 for 2012 and 2011, respectively	5,676,015	4,670,630
Inventories	8,289,635	7,577,051
Deferred income taxes - current	1,127,553	961,429
Prepaid expenses and other current assets	588,726	319,690
Assets held for sale – current	3,179,002	—
TOTAL CURRENT ASSETS	31,830,444	25,618,582

PROPERTY, PLANT AND EQUIPMENT - NET	1,266,692	1,103,450

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes – non-current	6,084,042	5,484,571
Other assets	697,054	898,265
Assets held for sale – non-current	—	3,245,700
TOTAL OTHER ASSETS	8,132,488	10,979,928

TOTAL ASSETS	$41,229,624	$37,701,960

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable	$1,258,426	$841,582
Accrued expenses and other current liabilities	1,426,788	944,484
Current portion of mortgage payable	2,629,215	73,697
TOTAL CURRENT LIABILITIES	5,314,429	1,859,763

LONG TERM LIABILITIES:
Mortgage payable	—	2,629,215

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,012,557 and 28,883,861 shares issued, 23,987,972 and 24,494,906 shares outstanding, respectively	290,126	288,839
Additional paid-in capital	38,226,921	37,918,844
Retained earnings	6,857,820	3,687,019
Treasury stock, at cost – 5,024,585 and 4,388,955 shares, respectively	(9,459,672)	(8,681,720)
	35,915,195	33,212,982

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,229,624	$37,701,960

The accompanying notes are an integral part of these consolidated financial statements.

F – 3

CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,
	2012	2011

NET SALES	$29,594,544	$26,823,440

COST OF SALES	14,817,747	14,356,736

GROSS PROFIT	14,776,797	12,466,704

OPERATING EXPENSES
Research and development	2,524,030	2,260,949
Sales and marketing	4,603,316	4,496,825
General and administrative	4,891,833	3,859,083
TOTAL OPERATING EXPENSES	12,019,179	10,616,857

OPERATING INCOME	2,757,618	1,849,847

OTHER (INCOME) EXPENSE
Interest expense - net	201,191	203,747
Other (income) – net	(224,611)	(345,033)
TOTAL OTHER (INCOME) EXPENSE	(23,420)	(141,286)

INCOME FROM OPERATIONS BEFORE (BENEFIT) FROM INCOME TAXES	2,781,038	1,991,133

(BENEFIT) FROM INCOME TAXES	(389,763)	(438,515)

NET INCOME	$3,170,801	$2,429,648

INCOME PER COMMON SHARE:
Basic	$0.13	$0.10
Diluted	$0.13	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24,258,853	24,963,271
Diluted	24,632,755	25,138,035

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock	Additional Paid- in-Capital	Retained Earnings	Treasury Stock at Cost	Total

BALANCE AT DECEMBER 31, 2010	$287,539	$37,746,005	$1,257,371	$(7,546,814)	$31,744,101

Net income	—	—	2,429,648	—	2,429,648

Shares issued under restricted stock plan	1,300	(1,300)	—	—	—

Stock compensation expense	—	174,139	—	—	174,139

Repurchase of treasury stock	—	—	—	(1,134,906)	(1,134,906)

BALANCE AT DECEMBER 31, 2011	$288,839	$37,918,844	$3,687,019	$(8,681,720)	$33,212,982

Net income	—	—	3,170,801	—	3,170,801

Shares issued under restricted stock plan	1,287	(1,287)	—	—	—

Stock compensation expense	—	309,364	—	—	309,364

Repurchase of treasury stock	—	—	—	(777,952)	(777,952)

BALANCE AT DECEMBER 31, 2012	$290,126	$38,226,921	$6,857,820	$(9,459,672)	$35,915,195

The accompanying notes are an integral part of these consolidated financial statements.

F – 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,170,801	$2,429,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	351,356	473,460
Stock compensation expense	309,364	174,139
Deferred income taxes	(765,595)	(752,610)
Provision for (recovery of) doubtful accounts	(65,202)	48,716
Changes in assets and liabilities:
Accounts receivable	(940,183)	(415,626)
Inventories	(712,584)	(641,879)
Prepaid expenses and other assets	(58,262)	96,912
Accounts payable, accrued expenses and other current liabilities	889,585	(1,274,025)
Net cash provided by operating activities	2,179,280	138,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(447,900)	(488,920)
Net cash (used for) investing activities	(447,900)	(488,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage note	(73,697)	(68,347)
Repurchase of treasury stock	(777,952)	(1,134,906)
Net cash (used for) financing activities	(851,649)	(1,203,253)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	879,731	(1,553,438)

Cash and cash equivalents, at beginning of year	12,089,782	13,643,220

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$12,969,513	$12,089,782

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
Taxes	$385,396	$267,151
Interest	$201,842	$206,965

The accompanying notes are an integral part of these consolidated financial statements.

F – 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1    -   DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation:

Wireless Telecom Group, Inc. and Subsidiaries (the “Company”) develops and manufactures a wide variety of electronic noise sources, testing and measurement instruments and high-power, passive microwave components, which it sells to customers throughout the United States and worldwide through its foreign sales corporation and foreign distributors to commercial and government customers in the electronics industry. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries, Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc. All intercompany transactions are eliminated in consolidation.

The Company discloses its operations in two reportable segments, test and measurement and network solutions. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom. The network solutions segment is comprised primarily of the operations of Microlab.

Use of Estimates:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The more significant estimates and assumptions include management’s analysis in support of the Company’s deferred tax asset, accounting for performance-based stock options, inventory reserves and allowance for doubtful accounts.

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

Concentrations of credit risk with respect to accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount. Credit risk is mitigated through collateral such as letters of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed by an independent team to ensure segregation of duties.

One customer accounted for 11% of the Company’s total consolidated sales for the year ended December 31, 2012. For the year ended December 31, 2011, no customer accounted for 10% or more of the Company’s total consolidated sales. At December 31, 2012 and 2011, no customer represented 10% or more of the Company’s gross accounts receivable balance.

The carrying amounts of cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments. At December 31, 2012, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of the fixed rate mortgage amounted to $2,690,786 and $2,629,215, respectively. At December 31, 2011, the fair value and carrying value of fixed rate mortgage amounted to $2,800,811 and $2,702,912, respectively.

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

The Company classifies investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. As of December 31, 2012, substantially all of the Company’s investments consisted of cash and cash equivalents.

Accounts Receivable and allowance for doubtful accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The volatility of the industries the Company serves can cause certain of its customers to experience shortages of cash flows, which can impact their ability to make required payments. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimated allowances for doubtful accounts are reviewed periodically taking into account the customer’s recent payment history, the customer’s current financial statements and other information regarding the customer’s credit worthiness. Account balances are charged off against the allowance when it is determined the receivable will not be recovered.

Inventories:

Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses. Inventory carrying value is net of inventory reserves of $621,996 and $608,540 as of December 31, 2012 and 2011, respectively.

Inventories consist of:

	December 31,
	2012	2011
Raw materials	$5,186,555	$5,094,403
Work-in-process	390,188	831,129
Finished goods	2,712,892	1,651,519
	$8,289,635	$7,577,051

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

Goodwill:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. Management first makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, based on the qualitative assessment, the estimated fair value is well in excess of its carrying amount, management will not perform any quantitative assessment. If, however, the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management then performs a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company’s goodwill balance of $1,351,392 at December 31, 2012 and 2011 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarters of 2012 and 2011 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value.

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

Research and Development Costs:

Research and development costs are charged to operations when incurred. The amounts charged to operations for the years ended December 31, 2012 and 2011 were $2,524,030 and $2,260,949, respectively.

Advertising Costs:

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $326,431 and $266,667 for the years ended December 31, 2012 and 2011, respectively.

Stock-Based Compensation:

The Company follows the provisions of ASC 718, “Share-Based Payment” which requires that compensation expense be recognized, based on the fair value of the stock awards less estimated forfeitures. The fair value of the stock awards is equal to the fair value of the Company’s stock on the date of grant. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. When performance-based options are granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when determining assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation is based on our past history of forfeitures. Due to the limited amount of forfeitures in the past, the Company’s estimated forfeiture rate has been zero.

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

The Company analyzes its deferred tax asset on a quarterly basis and adjusts the deferred tax valuation allowance based on its rolling five-year projection of estimated taxable income, taking into consideration any limitations that may exist on its use of its net operating loss carryforwards.

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

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. As of December 31, 2012 and 2011, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2012 and 2011, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Income Per Common Share:

Basic income per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Years Ended December 31,
	2012	2011
Weighted average number of common shares outstanding — Basic	24,258,853	24,963,271
Potentially dilutive stock options	373,902	174,764
Weighted average number of common and equivalent shares outstanding-Diluted	24,632,755	25,138,035

Common stock options are included in the diluted income (loss) per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented. The weighted average number of common stock options not included in diluted income (loss) per share, because the effects are anti-dilutive, was 1,904,792 and 2,286,438 for 2012 and 2011, respectively.

Subsequent events:

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

Recent Accounting Pronouncements Affecting the Company:

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for the Company beginning January 1, 2013. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This ASU was effective for the Company beginning January 1, 2012. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This standard amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This ASU was effective for financial periods beginning after December 15, 2011 and is to be applied prospectively. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

Reclassifications:

Certain information from the prior year’s presentation has been reclassified to conform to the current year’s reporting presentation.

F – 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 2    -   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, consists of the following:

	December 31,
	2012	2011
Machinery and equipment	$4,031,389	$3,647,170
Furniture and fixtures	108,431	99,282
Transportation equipment	141,190	104,271
Leasehold improvements	1,095,617	1,078,004
	5,376,627	4,928,727

Less: accumulated depreciation	4,109,935	3,825,277
	$1,266,692	$1,103,450

Depreciation expense of $351,356 and $473,460 was recorded for the years ended December 31, 2012 and 2011, respectively.

NOTE 3    -   OTHER ASSETS:

Other assets consist of the following:

	December 31,
	2012	2011
Product demo assets	$643,399	$610,933
Building escrow reserve	—	232,666
Security deposit	50,000	50,000
Miscellaneous	3,655	4,666
Total	$697,054	$898,265

The Company’s escrow reserve on the Mahwah building is classified as other current assets at December 31, 2012 due to the expected sale of the building in 2013 (see Note 5).

NOTE 4    -   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2012	2011
Payroll and related benefits	$803,134	$452,216
Goods received not invoiced	151,618	76,955
Professional fees	119,283	78,746
Commissions	80,942	150,006
Sales and use tax	76,434	36,251
Warranty reserve	75,000	75,000
Accrued disposition costs	63,186	71,012
Other	57,191	4,298
Total	$1,426,788	$944,484

F – 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 5    -   ASSETS HELD FOR SALE:

On July 26, 2012, the Company received notice that its lessee exercised its purchase option under an operating lease with the Company, dated November 17, 2000, to purchase the property owned by the Company and located in Mahwah, New Jersey (the “Mahwah Building”). The purchase price is $3,500,000 of which $350,000 was deposited by the buyer and is being held in escrow until the closing. The closing, which is scheduled to occur on or before August 1, 2013, is subject to customary closing conditions. As a result, as of December 31, 2012 and 2011, the Mahwah Building is included in Assets Held for Sale in the accompanying consolidated balance sheets at a carrying value of $3,179,002 and $3,245,700, respectively. The Company expects to realize a gain on the sale of the property of approximately $400,000.

The Company has a mortgage payable secured by the Mahwah Building. The terms of the mortgage require monthly payments of $23,750 applied to both principal and interest at the annual rate of 7.45%. The mortgage is scheduled to mature in August 2013 and is expected to be repaid with the proceeds from the Mahwah Building sale in 2013.

Included in the Company’s consolidated statement of operations, recorded as non-operating income, are certain income and expenses directly related to the Mahwah Building. The Company’s results of operations included rental income of $385,992 for each of the years ended December 31, 2012 and 2011. For the years ended December 31 2012 and 2011, the Company’s results of operations included mortgage interest expense of $201,842 and $206,965 and building depreciation expenses of $66,698 and $88,930, respectively.

NOTE 6    -   SHAREHOLDERS’ EQUITY:

On June 13, 2012, shareholders approved the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”). The 2012 Plan replaces the Company’s Amended and Restated 2000 Stock Option Plan, as amended (the “Prior Plan”), under which no additional grants will be made. Under the 2012 Plan, the total number of shares of the Company’s common stock reserved and available for issuance under the 2012 Plan at any time during the term of the Plan shall be equal to 2,000,000 shares, plus any shares subject to awards that have been issued under the Prior Plan that expire, are cancelled or are terminated after June 13, 2012 without having been exercised in full and would have become available for subsequent grants under the Prior Plan. The 2012 Plan provides for the grant of Restricted Stock Awards, Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) in compliance with the Code to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company's future growth and success.

All service-based options granted have ten year terms and, from the date of grant, vest annually and become fully exercisable after a maximum of five years. Performance-based options granted have ten year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s board of directors.

Under the Company’s 2012 Plan, options may be granted to purchase shares of the Company’s common stock exercisable at prices generally equal to or above the fair market value on the date of the grant.

F – 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6    -   SHAREHOLDERS’ EQUITY (Continued):

In April 2012, the Company became informed that it was not in compliance with a certain NYSE MKT (the “Exchange”) listing rule with respect to 176,281 shares of restricted common stock that were granted to a number of the Company’s directors and officers between June 2010 and March 2012. Although these grants were approved by the Company’s Board of Directors and issued in accordance with SEC rules and regulations, the shares of restricted common stock granted during these periods were not issued in accordance with all Exchange requirements, specifically the equity plan under which the shares were granted was not approved by the Company’s shareholders, Consequently, on April 30, 2012, each individual who was granted restricted stock during this period agreed to forfeit the shares granted to him, which included both vested and non-vested shares. The Company formally submitted a new equity plan, the 2012 Plan, to its shareholders which was approved and ratified at the Company’s Annual Meeting of Shareholders held on June 13, 2012. The Company’s Compensation Committee contemplated the appropriate replacement award to be granted under the new equity plan to each affected individual and on June 13, 2012 the committee awarded replacement grants to the Company’s Chief Executive Officer, V.P. of Sales and Marketing and certain members of its Board of Directors.

The following table summarizes the restricted common stock awards forfeited by certain officers and directors of the Company on April 30, 2012:

	Number of Shares	Price per
Individuals	Forfeited	Forfeited Share
Chief Executive Officer	75,620	$1.25
V.P. of Sales and Marketing	20,661	$1.25
Board of Directors	80,000	$1.25
	176,281

The following table summarizes the restricted common stock awards granted under the Company’s approved stock compensation plan on June 13, 2012 to certain officers and directors of the Company:

	Number of Shares	Price per
Individuals	Granted	Granted Share	Vesting Date
Chief Executive Officer	50,000	$1.15	June 13, 2012	(vested upon grant)
	26,957	$1.15	March 20, 2013
V.P. of Sales and Marketing	21,739	$1.15	March 20, 2013
Board of Directors	80,000	$1.15	June 13, 2012	(vested upon grant)
	80,000	$1.15	June 13, 2013
	258,696

Management evaluated the fair value of the replacement awards and determined that no additional compensation cost was required to be recorded.

On June 26, 2012, the Company repurchased 23,334 shares of restricted common stock from its Chief Executive Officer for $26,834, or $1.15 per share, to allow for the non-cash settlement of certain individual tax liabilities related to the personal income recognized for stock compensation.

F – 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6    -   SHAREHOLDERS’ EQUITY (Continued):

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plan, as of December 31, 2012, and changes during the year ended December 31, 2012 are presented below:

		Weighted Average
		Grant Date
Non-vested Shares	Number of Shares	Fair Value
Non-vested at January 1, 2011	40,000	$0.84
Granted	90,000	$0.95
Vested	(40,000)	$0.84
Non-vested at January 1, 2012	90,000	$0.95

Forfeited	(90,000)	$0.95
Granted	258,696	$1.15
Vested	(130,000)	$1.15
Non-vested at December 31, 2012	128,696	$1.15

As of December 31, 2012, total outstanding restricted common stock previously granted by the Company consists of 130,000 vested shares and 128,696 non-vested shares.

As of December 31, 2012, the unearned compensation related to Company granted restricted common stock is $64,666 and will be amortized on a straight-line basis through the respective vesting dates.

A summary of performance-based stock option activity, and related information for the years ended December 31, follows:

		Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2010	1,370,000	$0.92

Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(30,000)	$0.78
Outstanding, December 31, 2011	1,340,000	$0.92

Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(40,000)	$0.78
Outstanding, December 31, 2012	1,300,000	$0.93

Options exercisable:
December 31, 2011	—	—
December 31, 2012	—	—

The aggregate intrinsic value of performance-based stock options outstanding as of December 31, 2012 and 2011 were $416,150 and $388,150, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of December 31, 2012 and 2011 were $0.

F – 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6    -   SHAREHOLDERS’ EQUITY (Continued):

A summary of service-based stock option activity, and related information for the years ended December 31, follows:

		Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2010	1,143,667	$2.60

Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(135,000)	$2.57
Outstanding, December 31, 2011	1,008,667	$2.61

Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(146,667)	$2.56
Outstanding, December 31, 2012	862,000	$2.61

Options exercisable:
December 31, 2011	1,008,667	$2.61
December 31, 2012	862,000	$2.61

The options outstanding and exercisable as of December 31, 2012 are summarized as follows:

Range of	Weighted average	Options	Options	Weighted average
exercise prices	exercise price	Outstanding	Exercisable	remaining life
$0.75 - $1.42	$0.93	1,300,000	—	7.1 years
$1.69 - $2.25	$1.95	20,000	20,000	0.1 years
$2.28 - $3.02	$2.63	842,000	842,000	2.6 years
		2,162,000	862,000

At December 31, 2011, the Company’s service-based stock options were fully amortized. The aggregate grant date fair value of performance-based options at December 31, 2011 was $836,959. During the quarter ended December 31, 2011, management determined the performance conditions related to these options were deemed probable to occur. Consequently, the Company recorded compensation expense in the amount of $49,233 for the year ended December 31, 2011. For the year ended December 31, 2012, the Company recorded compensation expense in the amount of $196,932. The remaining balance, or unamortized amount of $590,794, will continue to be expensed on a straight line basis through December 31, 2015, the implicit service period. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

The following summarizes the components of share-based compensation expense by equity type for the years ended December 31:

	2012	2011
Performance-Based Stock Options	$196,932	$49,233
Restricted Common Stock	112,432	72,900
Service-Based Stock Options	—	52,006
Total Share-Based Compensation Expense	$309,364	$174,139

Stock-based compensation for the years ended 2012 and 2011 is included in general and administrative expenses in the accompanying consolidated statement of operations.

F – 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7    -   SEGMENT AND RELATED INFORMATION:

Financial information by segment:

The Company and its subsidiaries develop and manufacture various types of electronic test equipment. Prior to 2011, the operating businesses of the Company were aggregated into a single operating segment based on similar economic characteristics, products, services, customers, U.S. Government regulatory requirements, manufacturing processes and distribution channels. Based on how the Company currently manages and discusses its operations and the operations of its subsidiaries, the Company has revised its segment reporting to reflect two reportable segments, test and measurement and network solutions.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on income or loss from operations, excluding interest, corporate expenses and other income (expenses).

Financial information by reportable segment or the years ended December 31, 2012 and 2011 is presented below:

	2012	2011
Net sales by segment:
Test and measurement	$15,260,449	$13,855,052
Network solutions	14,334,095	12,968,388
Total consolidated net sales and net sales of reportable segments	$29,594,544	$26,823,440

Segment income:
Test and measurement	$2,592,323	$1,451,624
Network solutions	3,498,076	3,097,164
Income from reportable segments	6,090,399	4,548,788

Other unallocated amounts:
Corporate expenses	(3,332,781)	(2,698,941)
Interest and other income - net	23,420	141,286

Consolidated income from operations before income tax (benefit)	$2,781,038	$1,991,133

Depreciation by segment:
Test and measurement	$272,330	$417,713
Network solutions	79,026	55,747
Total depreciation for reportable segments	$351,356	$473,460

Capital expenditures by segment:
Test and measurement	$259,844	$272,933
Network solutions	188,056	215,987
Total consolidated capital expenditures by reportable segment	$447,900	$488,920

Total assets by segment:
Test and measurement	$12,104,700	$12,759,023
Network solutions	8,864,541	6,337,446
Total assets for reportable segments	20,969,241	19,096,469

Corporate assets, principally cash and cash equivalents and deferred and current taxes	20,260,383	18,605,491

Total consolidated assets	$41,229,624	$37,701,960

F – 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7    -   SEGMENT AND RELATED INFORMATION (Continued):

In addition to its in-house sales staff, the Company uses various manufacturers’ representatives to sell its products. For the years ended December 31, 2012 and 2011, no representative accounted for more than 10% of total consolidated sales.

Regional Sales:

Net consolidated sales from operations by region were as follows:

	For the Twelve Months Ended December 31,
	2012	2011
Americas	$22,511,566	$19,810,973
Europe, Middle East, Africa (EMEA)	4,718,669	4,982,978
Asia Pacific (APAC)	2,364,309	2,029,489
	$29,594,544	$26,823,440

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2012 and 2011, sales in the United States amounted to $20,930,669 and $17,741,752, respectively. Shipments to the remaining regions presented above were largely concentrated in Germany (EMEA) and China (APAC). For the years ended December 31, 2012 and 2011, sales to Germany amounted to $1,394,467, or 30% of all shipments to the EMEA region, and $1,116,848, or 22% of all shipments to the EMEA region, respectively. Sales to China, for the years ended December 31, 2012 and 2011, amounted to $1,414,485, or 60% of all shipments to the APAC region, and $912,614, or 45% of all shipments to the APAC region, respectively. There were no other shipments significantly concentrated in one country.

Purchases:

For the years ended 2012 and 2011, no third-party supplier accounted for more than 8% and 10% of the Company’s total consolidated inventory purchases, respectively.

NOTE 8    -   RETIREMENT PLANS:

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2012 and 2011 amounted to $320,276 and $294,651, respectively.

NOTE 9    -   INCOME TAXES:

The components of income tax expense (benefit) related to income from operations are as follows:

	Year Ended December 31,
	2012	2011
Current:
Federal	$45,117	$27,395
State	330,714	286,700
Deferred:
Federal	(650,755)	(639,718)
State	(114,839)	(112,892)
	$(389,763)	$(438,515)

F – 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9    -   INCOME TAXES (Continued):

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to operations:

	Year Ended December 31,
	2012	2011
	% of	% of
	Pre Tax	Pre Tax
	Earnings	Earnings
Statutory federal income tax rate	34.0%	34.0%
Change in valuation allowance on deferred taxes	(55.9)	(70.8)
State income tax net of federal tax benefit	13.4	15.6
Permanent differences	(6.3)	(0.2)
Over/under accruals	0.1	0.2
Other	0.7	(0.8)
	(14.0)%	(22.0)%

In 2012 and 2011, the difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes based upon management’s updated assumptions related to expected future taxable income.

The components of deferred income taxes are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$221,155	$199,782
Reserves on inventories	499,001	480,632
Allowances for doubtful accounts	22,933	49,014
Accruals	195,149	108,000
Tax effect of goodwill	(321,636)	(218,932)
Book depreciation over tax	(49,618)	27,643
Net operating loss carryforward	16,556,713	17,618,136
	17,123,697	18,264,275
Valuation allowance for deferred tax assets	(9,912,102)	(11,818,275)
	$7,211,595	$6,446,000

The Company has a domestic net operating loss carryforward at December 31, 2012 of approximately $23,100,000 which expires in 2029. The Company also has a foreign net operating loss carryforward at December 31, 2012 of approximately $23,400,000 which has no expiration.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2012. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2012.

F – 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9    -   INCOME TAXES (Continued):

The Company files income tax returns in its U.S. (federal and state of New Jersey) taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2009.

The Company does not have any significant unrecognized tax benefits and does not anticipate significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts recognized for income tax related interest and penalties as a component of the provision for income taxes are immaterial for the years ended December 31, 2012 and 2011.

NOTE 10   -  COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company typically provides one-year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. Historically, warranty expense within the Company has been minimal.

Leases:

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant. The lease term is through September 30, 2014 and can be renewed at the tenant’s option for one five-year period at fair market value to be determined at term expiration. The current minimum monthly base rent payment is approximately $29,000.

The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance. The future minimum lease payments are shown below:

2013	$342,750
2014	257,063
$599,813

Rent expense, inclusive of common area maintenance charges, for the years ended December 31, 2012 and 2011 was $466,461 and $527,238, respectively.

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2015. All leases may be renewed at the end of their respective leasing periods. Future payments relative to continuing operations consist of the following at December 31, 2012:

2013	$74,267
2014	74,267
2015	55,700
$204,234

F – 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10   -  COMMITMENTS AND CONTINGENCIES (Continued):

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

Costs charged to operations in connection with the water management plan amounted to approximately $85,000 and $68,000 for the years ended December 31, 2012 and 2011, respectively. The Company estimates that expenditures in this regard, including the costs of operating the wells and analyzing soil and water samples, will continue until the NJDEP determines that testing is complete. In 2010, the Company hired a new environmental consultant to evaluate the results of the current remediation plan that has been in effect since 1982. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Overall data from testing performed in the Spring of 2011 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

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

As of December 31, 2012, the Company had no borrowings outstanding under the facility and approximately $4,700,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes cash generated from operations will adequately meet near-term working capital requirements.

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

F – 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 11   -  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly financial data from operations (in thousands, except per share amounts).

2012	Quarter
	1st	2nd	3rd	4th
Net sales	$6,902	$7,092	$7,385	$8,216
Gross profit	3,355	3,590	3,700	4,132
Operating income	551	609	773	824
Net income from operations	656	655	855	1,005
Diluted net income per share from operations	$.03	$.03	$.03	$.04

2011	Quarter
	1st	2nd	3rd	4th
Net sales	$6,077	$6,473	$7,064	$7,209
Gross profit	2,650	2,918	3,433	3,466
Operating income	298	212	699	641
Net income from operations	386	501	827	716
Diluted net income per share from operations	$.02	$.02	$.03	$.03

F – 23