Form 10-Q
period 2013-03-31
WIRELESS TELECOM GROUP INC
filed 2013-05-15
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Number of shares of Common Stock outstanding as of May 10, 2013: 23,837,580

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -

	March 31, 2013	December 31, 2012
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,239,772	$12,969,513
Accounts receivable - net of allowance for doubtful accounts of $104,259 and $57,333 for 2013 and 2012, respectively	4,814,120	5,676,015
Inventories	9,062,219	8,289,635
Deferred income taxes - current	1,079,461	1,127,553
Prepaid expenses and other current assets	505,938	588,726
Asset held for sale	3,179,002	3,179,002
TOTAL CURRENT ASSETS	30,880,512	31,830,444
PROPERTY, PLANT AND EQUIPMENT - NET	1,244,865	1,266,692
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	6,302,520	6,084,042
Other assets	696,801	697,054
TOTAL OTHER ASSETS	8,350,713	8,132,488
TOTAL ASSETS	$40,476,090	$41,229,624

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$983,049	$1,258,426
Accrued expenses and other current liabilities	723,884	1,426,788
Mortgage payable	2,609,906	2,629,215
TOTAL CURRENT LIABILITIES	4,316,839	5,314,429

LONG TERM LIABILITIES	—	—

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,012,557 shares issued, 23,837,580 and 23,987,972 shares outstanding, respectively	290,126	290,126
Additional paid-in-capital	38,317,821	38,226,921
Retained earnings	7,204,046	6,857,820
Treasury stock at cost, 5,174,977 and 5,024,585 shares, respectively	(9,652,742)	(9,459,672)
TOTAL SHAREHOLDERS’ EQUITY	36,159,251	35,915,195
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,476,090	$41,229,624

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months
	Ended March 31,
	2013	2012

NET SALES	$6,796,989	$6,901,819

COST OF SALES	3,476,626	3,546,754

GROSS PROFIT	3,320,363	3,355,065

OPERATING EXPENSES
Research and development	612,123	599,466
Sales and marketing	1,022,160	1,072,616
General and administrative	1,441,673	1,131,768
TOTAL OPERATING EXPENSES	3,075,956	2,803,850

OPERATING INCOME	244,407	551,215

OTHER (INCOME) EXPENSE
Interest expense - net	49,352	50,941
Other (income) - net	(64,059)	(59,838)
TOTAL OTHER (INCOME) EXPENSE	(14,707)	(8,897)

NET INCOME BEFORE INCOME TAXES	259,114	560,112

(BENEFIT) FROM INCOME TAXES	(87,112)	(95,752)

NET INCOME	$346,226	$655,864

INCOME PER COMMON SHARE:

BASIC	$0.01	$0.03

DILUTED	$0.01	$0.03

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months
	Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$346,226	$655,864
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	80,946	82,465
Stock compensation expense	90,900	70,533
Deferred income taxes	(170,386)	(219,000)
Allowance for doubtful accounts	46,926	12,671
Changes in assets and liabilities:
Accounts receivable	814,969	339,405
Inventories	(772,584)	(292,990)
Prepaid expenses and other assets	83,041	156,290
Accounts payable, accrued expenses and other current liabilities	(978,281)	329,259
Net cash provided by (used for) operating activities	(458,243)	1,134,497

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(59,119)	(90,032)
Net cash (used for) investing activities	(59,119)	(90,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(19,309)	(17,907)
Repurchase of treasury stock - 150,392 and 126,223 shares, respectively	(193,070)	(151,310)
Net cash (used for) financing activities	(212,379)	(169,217)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(729,741)	875,248

Cash and cash equivalents, at beginning of period	12,969,513	12,089,782

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12,239,772	$12,965,030

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$30,236	$3,146

Interest	$49,575	$50,977

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2012	$290,126	$38,226,921	$6,857,820	$(9,459,672)	$35,915,195

Net income	—	—	346,226	—	346,226
Stock compensation expense	—	90,900	—	—	90,900
Repurchase of treasury stock	—	—	—	(193,070)	(193,070)

Balances at March 31, 2013	$290,126	$38,317,821	$7,204,046	$(9,652,742)	$36,159,251

See accompanying notes

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheets as of March 31, 2013, the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2013 and 2012, and the condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2013 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its annual report on Form 10-K for the year ended December 31, 2012. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted from this report.

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

The results of operations for the three-month periods ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. At March 31, 2013 and December 31, 2012, primarily all of the Company’s receivables pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. Additionally, at March 31, 2013, the fair value of the fixed rate mortgage payable (estimated based upon expected cash outflows discounted at current market rates) approximates its carrying value.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the Company beginning January 1, 2013. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

NOTE 3 - INCOME TAXES

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

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at March 31, 2013. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of March 31, 2013.

The deferred income tax assets and (liabilities) are summarized as follows:

	March 31, 2013	December 31, 2012
Net deferred tax asset:
Uniform capitalization of inventory costs for tax purposes	$244,372	$221,155
Reserves on inventories	512,736	499,001
Allowance for doubtful accounts	41,704	22,933
Accruals	52,500	195,149
Tax effect of goodwill	(350,090)	(321,636)
Book depreciation over tax	(82,806)	(49,618)
Net operating loss carryforward	16,306,863	16,556,713
	16,725,279	17,123,697
Valuation allowance for deferred tax assets	(9,343,298)	(9,912,102)
	$7,381,981	$7,211,595

The Company analyzes its deferred tax asset on a quarterly basis and adjusts the deferred tax asset valuation allowance based on its rolling five-year projection of estimated taxable income, taking into consideration any limitations that may exist on its use of its net operating loss carryforwards.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 - INCOME TAXES (Continued)

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of March 31, 2013 and December 31, 2012, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2013	2012

Weighted average common shares outstanding	23,873,752	24,431,055
Potentially dilutive stock options	427,292	362,686
Weighted average common shares outstanding, assuming dilution	24,301,044	24,793,741

Common stock options are included in the diluted earnings per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of options not included in diluted earnings per share, because the effects are anti-dilutive, was 1,718,485 and 1,985,982 for the three-months ended March 31, 2013 and 2012, respectively.

NOTE 5 - INVENTORIES

Inventory carrying value is net of inventory reserves of $656,334 and $621,996 at March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013	December 31, 2012
Inventories consist of:
Raw materials	$5,349,726	$5,186,555
Work-in-process	916,125	390,188
Finished goods	2,796,368	2,712,892
	$9,062,219	$8,289,635

NOTE 6 - GOODWILL

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 - GOODWILL (Continued)

The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company’s goodwill balance of $1,351,392 at March 31, 2013 and December 31, 2012 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarter of 2012 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value.

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three-month periods ended March 31, 2013 and 2012 include share-based compensation expense totaling $90,900 and $70,533, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

On June 13, 2012, our shareholders approved the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”). The 2012 Plan replaced the Company’s Amended and Restated 2000 Stock Option Plan, as amended (the “Prior Plan”), under which no additional grants will be made. Under the 2012 Plan, the total number of shares of the Company’s common stock reserved and available for issuance under the 2012 Plan at any time is 2,000,000 shares, plus any shares subject to awards that have been issued under the Prior Plan that expire, are cancelled or are terminated after June 13, 2012 without having been exercised in full and would have become available for subsequent grants under the Prior Plan. As of March 31, 2013, there were 1,861,304 shares available for issuance under the 2012 Plan. The 2012 Plan provides for the grant of Restricted Stock Awards, Incentive Stock Options and Non-Qualified Stock Options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success.

All service-based options granted have ten-year terms and, from the date of grant, vest annually and become fully exercisable after a maximum of five years. Performance-based options granted have ten year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s board of directors.

Under the Company’s 2012 Plan, options may be granted to purchase shares of the Company’s common stock exercisable at prices generally equal to or above the fair market value on the date of the grant.

In April 2012, the Company became informed that it was not in compliance with a certain NYSE MKT (the “Exchange”) listing rule with respect to 176,281 shares of restricted common stock that were granted to a number of the Company’s directors and officers between June 2010 and March 2012. Although these grants were approved by the Company’s Board of Directors and issued in accordance with SEC rules and regulations, the shares of restricted common stock granted during these periods were not issued in accordance with all Exchange requirements. Specifically, the equity plan under which the shares were granted was not approved by the Company’s shareholders. Consequently, on April 30, 2012, each individual who was granted restricted stock during this period agreed to forfeit the shares granted to him, which included both vested and non-vested shares. The Company formally submitted a new equity plan, the 2012 Plan, to its shareholders which was approved and ratified at the Company’s Annual Meeting of Shareholders held on June 13, 2012. The Company’s Compensation Committee contemplated the appropriate replacement award to be granted under the new equity plan to each affected individual and on June 13, 2012 the committee awarded replacement grants to the Company’s Chief Executive Officer, V.P. of Sales and Marketing and certain members of its Board of Directors.

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

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plan, as of March 31, 2013, and changes during the three-months ended March 31, 2013 are presented below:

		Weighted Average Grant Date
Non-vested Shares	Number of Shares	Fair Value
Non-vested at January 1, 2013	128,696	$1.15
Granted	—	—
Vested	(48,696)	$1.15
Non-vested at March 31, 2013	80,000	$1.15

As of March 31, 2013, total outstanding restricted common stock previously granted by the Company consists of 178,696 vested shares and 80,000 non-vested shares.

As of March 31, 2013, the unearned compensation related to Company granted restricted common stock is $23,000 which will be amortized on a straight-line basis through June 12, 2013, the vesting date.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

A summary of performance-based stock option activity, and related information for the three-months ended March 31, 2013 follows:

	Options	Weighted Average Exercise Price

Outstanding, January 1, 2013	1,300,000	$0.93

Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	—	—
Outstanding, March 31, 2013	1,300,000	$0.93

Options exercisable:
March 31, 2013	—	—

The aggregate intrinsic value of performance-based stock options outstanding as of March 31, 2013 and 2012 were $835,750 and $466,550, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of March 31, 2013 was $0.

A summary of service-based stock option activity, and related information for the three-months ended March 31, 2013 follows:

	Options	Weighted Average Exercise Price

Outstanding, January 1, 2013	862,000	$2.61

Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(20,000)	$1.95
Outstanding, March 31, 2013	842,000	$2.63

Options exercisable:
March 31, 2013	842,000	$2.63

The Company’s service-based stock options were fully amortized as of December 31, 2011. The Company began amortizing its performance-based options at the end of 2011. For each of the three-months ended March 31, 2013 and 2012, the Company recorded compensation expense in the amount of $49,233. The remaining balance, or unamortized amount, of $541,561 will continue to be expensed on a straight-line basis through December 31, 2015, the implicit service period. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

The following summarizes the components of share-based compensation expense by equity type for the three-months ended March 31:

	2013	2012
Performance-Based Stock Options	$49,233	$49,233
Restricted Common Stock	41,667	21,300
Total Share-Based Compensation Expense	$90,900	$70,533

Stock-based compensation for the three-months ended 2013 and 2012 is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - SEGMENT INFORMATION

The Company, in accordance with ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, has disclosed the following segment information:

The operating businesses of the Company are segregated into two reportable segments, test and measurement and network solutions. The test and measurement segment is comprised primarily of the Company’s operations and the operations of its subsidiary, Boonton. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on income or loss from operations, excluding interest, corporate expenses and other income (expenses).

Financial information by reportable segment for the three-months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net sales by segment:
Test and measurement	$3,003,163	$3,561,033
Network solutions	3,793,826	3,340,786
Total consolidated net sales and net sales of reportable segments	$6,796,989	$6,901,819

Segment income:
Test and measurement	$383,181	$375,114
Network solutions	786,816	906,159
Income from reportable segments	1,169,997	1,281,273

Other unallocated amounts:
Corporate expenses	(925,590)	(730,058)
Interest and other income - net	14,707	8,897
Consolidated income before income tax (benefit)	$259,114	$560,112

Depreciation and amortization by segment:
Test and measurement	$53,766	$67,759
Network solutions	27,180	14,706
Total depreciation and amortization for reportable segments	$80,946	$82,465

Capital expenditures by segment:
Test and measurement	$28,965	$69,721
Network solutions	30,154	20,311
Total consolidated capital expenditures by reportable segment	$59,119	$90,032
13

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - SEGMENT INFORMATION (Continued)

Financial information by reportable segment as of March 31, 2013 and December 31, 2012:

	2013	2012
Total assets by segment:
Test and measurement	$11,918,032	$12,104,700
Network solutions	8,910,069	8,864,541
Total assets for reportable segments	20,828,101	20,969,241

Corporate assets, principally cash and cash equivalents and deferred and current taxes	19,647,989	20,260,383

Total consolidated assets	$40,476,090	$41,229,624

Net consolidated sales by region were as follows:

	For the Three Months Ended March 31,
Sales by region	2013	2012
Americas	$5,308,748	$5,015,577
Europe, Middle East, Africa (EMEA)	972,764	1,178,382
Asia Pacific (APAC)	515,477	707,860
Total Sales	$6,796,989	$6,901,819

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended March 31, 2013 and 2012, sales in the United States amounted to $4,866,846 and $4,699,902, respectively. For the three-months ended March 31, 2013 and 2012, shipments to the EMEA region were not significantly concentrated in one country. Shipments to the APAC region were largely concentrated in China. For the three-months ended March 31, 2013 and 2012, sales in China amounted to $246,458 and $386,431, respectively.

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

Leases:

The Company has a building lease agreement with its current landlord to remain at its principal corporate headquarters in Hanover Township, Parsippany, New Jersey through September 30, 2014. The current minimum monthly base rent payment is approximately $29,000.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Overall data from testing performed in March 2013 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

Line of Credit:

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2013, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

NOTE 10 - ASSET HELD FOR SALE

On July 26, 2012, the Company received notice that its lessee exercised its purchase option under an operating lease with the Company, dated November 17, 2000, to purchase the property owned by the Company and located in Mahwah, New Jersey (the “Mahwah Building”). The purchase price is $3,500,000 of which $350,000 was deposited by the buyer and is being held in escrow until the closing. The closing, which is scheduled to occur on or before August 1, 2013, is subject to customary closing conditions. As a result, as of March 31, 2013 and December 31, 2012, the Mahwah Building is included in Assets Held for Sale in the accompanying condensed consolidated balance sheets at a carrying value of $3,179,002. The Company expects to realize a gain on the sale of the property of approximately $400,000.

The Company has a mortgage payable secured by the Mahwah Building. The terms of the mortgage require monthly payments of $23,750 applied to both principal and interest at the annual rate of 7.45%. The mortgage is scheduled to mature in August, 2013, and is expected to be repaid with the proceeds from the Mahwah Building sale in 2013.

Included in the Company’s condensed consolidated statement of operations, recorded as non-operating income and expense, are certain income and expenses directly related to the Mahwah Building. For each of the three-months ended March 31, 2013 and 2012, the Company’s results of operations included rental income of $96,498. For the three-months ended March 31, 2013 and 2012, the Company’s results of operations included mortgage interest expense of $49,575 and $50,977, respectively, and building depreciation expense of $22,232 for the three-months ended March 31, 2012.

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

The operating businesses of the Company are segregated into two reportable segments: (1) test and measurement and (2) network solutions. The test and measurement segment is comprised primarily of the Company’s operations and the operations of its subsidiary, Boonton. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. Additional financial information on the Company’s reportable segments as of March 31, 2013 and December 31, 2012, as well as for the three-months ended March 31, 2013 and 2012 is included in Note 8 to the Company’s condensed consolidated financial statements.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and as of December 31, 2012 (ii) Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2013 (unaudited) and 2012 (unaudited) (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 (unaudited) and 2012 (unaudited) and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the three-month period ended March 31, 2013 (unaudited).

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our property rights, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel. You should also consider carefully the statements under other sections of this Report and our Annual Report on Form 10-K for the year ended December 31, 2012, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. The Company’s forward-looking statements speak only as of the date of this Report. The Company undertakes no obligation to publically update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of March 31, 2013 and December 31, 2012, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended March 31, 2013 and 2012, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

For the three-months ended March 31, 2013 as compared to the corresponding period of the previous year, net consolidated sales decreased to approximately $6,797,000 from approximately $6,902,000, a decrease of approximately $105,000 or 1.5%. The decrease was primarily the result of weakened demand for the Company’s test and measurement instruments, particularly for military applications. Despite these overall results, the Company continues to experience strong order activity in its network solutions segment due to commercial infrastructure development in support of the ongoing expansion and upgrades to distributed antenna systems (“DAS”).

Net sales of the Company’s network solutions products for the three-months ended March 31, 2013 were approximately $3,794,000 as compared to approximately $3,341,000 for the three-months ended March 31, 2012, an increase of approximately $453,000 or 13.6%. Net sales of network solutions products accounted for approximately 56% and 48% of net consolidated sales for the three-month periods ended March 31, 2013 and 2012, respectively. The increase in sales for the three-months ended March 31, 2013 for our network solutions segment was primarily due to the Company’s ongoing participation in DAS deployments through supply of its passive microwave components.

Net sales of the Company’s test and measurement products for the three-months ended March 31, 2013 were approximately $3,003,000 as compared to approximately $3,561,000 for the three-months ended March 31, 2012, a decrease of approximately $558,000 or 15.7%. Net sales of test and measurement products accounted for approximately 44% and 52% of net consolidated sales for the three-months ended March 31, 2013 and 2012, respectively. The decrease in sales for our test and measurement segment was primarily due to decreased volume in peak power meter orders as a result of the Company’s completion of a large government contract in 2012.

Gross profit on net consolidated sales for the three-months ended March 31, 2013 was approximately $3,320,000 or 48.8% as compared to approximately $3,355,000 or 48.6% of net consolidated sales for the three-months ended March 31, 2012.

Gross profit margins are relatively unchanged for the three-months ended March 31, 2013 as compared to the same period of the previous year primarily due to relatively fixed manufacturing overhead costs being allocated to similar revenue volumes.

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

Consolidated operating expenses for the three-months ended March 31, 2013 were approximately $3,076,000 or 45% of net consolidated sales as compared to approximately $2,804,000 or 41% of net consolidated sales for the three-months ended March 31, 2012. Consolidated operating expenses were higher for the three-months ended March 31, 2013 primarily due to an increase in consolidated general and administrative expenses of approximately $310,000 and an increase in consolidated research and development expenses of approximately $13,000, offset by a decrease in consolidated sales and marketing expenses of approximately $51,000.

The increase in consolidated general and administrative expenses for the three-months ended March 31, 2013 was primarily due to an increase in corporate legal and consulting fees of approximately $254,000 in connection with the ongoing exploration of strategic alternatives and an increase in non-cash stock based compensation charges of approximately $20,000 due to the amortization of outstanding restricted common stock. For the three-months ended March 31, 2013, consolidated research and development expenses increased primarily due to an increase in salaries in our network solutions segment of approximately $74,000, partially offset by a decrease in salaries in our test and measurement segment of approximately $48,000. The Company hired new engineering personnel in May 2012 and March 2013 in support of its growing network solutions segment. Consolidated sales and marketing expenses were lower for the three-months ended March 31, 2013 primarily due to a headcount reduction in our test and measurement segment of approximately $95,000, lower non-employee sales commissions in our test and measurement segment of approximately $79,000 and lower advertising and trade show expenses in both segments of approximately $28,000, partially offset by higher salaries expense of approximately $82,000 due to the hiring of sales and marketing personnel in support of our network solution segment coupled with higher non-employee sales commissions of approximately $59,000.

Interest expense, net of interest income derived from the Company’s cash investment account, was relatively unchanged for the three-months ended March 31, 2013, as compared to the corresponding period of the previous year. Substantially all of the Company’s cash is invested in money market funds.

Other income, net of other non-operating expense, increased by approximately $4,000 for the three-months ended March 31, 2013, as compared to the corresponding periods of the previous year. The increase was primarily due to slightly lower non-operating expense incurred during the three-months ended March 31, 2013 for services relating to the ground water testing being performed at the former site of the Company’s subsidiary, Boonton. The Company has been testing the ground water at this site since 1982 in accordance with New Jersey state regulations. The Company is diligently pursuing efforts to satisfy the requirements of the original remediation plan, in effect since 1982, and receive a new determination from the NJDEP. Management continues to be encouraged by recent test results which support improvements in ground water conditions over time. Overall data from testing in March of 2013 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water.

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

For the three-months ended March 31, 2013 and 2012, the Company realized a tax benefit of approximately $87,000 and $96,000, respectively. For both periods, the tax benefit was primarily due to a decrease in the Company’s deferred tax asset valuation allowance, partially offset by a provision for state income taxes. The Company analyzes its deferred tax asset on a quarterly basis and adjusts the deferred tax asset valuation allowance based on its rolling five year projection of estimated taxable income.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the three-months ended March 31, 2013, the Company realized net income of approximately $346,000 or $0.01 income per share on a basic and diluted basis, as compared to net income of approximately $656,000 or $0.03 income per share on a basic and diluted basis for the corresponding period of the previous year, a decrease of approximately $310,000, or $0.02 per diluted share. The decrease was primarily due to the analysis discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has increased by approximately $48,000 to approximately $26,564,000 at March 31, 2013, from approximately $26,516,000 at December 31, 2012. At March 31, 2013, the Company had a current ratio of 7.2 to 1, and a ratio of debt to tangible net worth of .12 to 1. At December 31, 2012, the Company had a current ratio of 6.0 to 1, and ratio of debt to tangible net worth of .15 to 1.

The Company had cash and cash equivalents of approximately $12,240,000 at March 31, 2013, compared to approximately $12,970,000 at December 31, 2012. During the three-months ended March 31, 2013, the Company repurchased 150,392 shares of its outstanding common stock at a cost of approximately $193,000. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

The Company used cash for operating activities of approximately $458,000 for the three-month period ending March 31, 2013. The primary use of this cash was due to a decrease in accounts payable, accrued expenses and other current liabilities and an increase in inventory, partially offset by a decrease in accounts receivable, a decrease in prepaid expenses and other assets and net income from operations.

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

The Company’s inventory has increased by approximately $772,000 to approximately $9,062,000 at March 31, 2013, from approximately $8,290,000 at December 31, 2012. The Company has increased its inventory levels in order to meet strong demand for the Company’s network solutions products, as evidenced by its increasing sales order backlog.

On July 26, 2012, the Company received notice that its lessee exercised its purchase option under an operating lease with the Company, dated November 17, 2000, to purchase the property owned by the Company and located in Mahwah, New Jersey (the “Mahwah Building”). The purchase price is $3,500,000 of which $350,000 was deposited by the buyer and is being held in escrow until the closing. The closing, which is scheduled to occur on or before August 1, 2013, is subject to customary closing conditions. As a result, as of March 31, 2013 and December 31, 2012, the Mahwah Building is included in Assets Held for Sale in the accompanying condensed consolidated balance sheets at a carrying value of $3,179,002. The Company expects to realize a gain on the sale of the property of approximately $400,000.

Additionally, the Company has a mortgage payable secured by the Mahwah Building. The terms of the mortgage require monthly payments of $23,750 applied to both principal and interest at the annual rate of 7.45%. The mortgage is scheduled to mature in August, 2013, and is expected to be repaid with the proceeds from the Mahwah Building sale in 2013.

Net cash used for investing activities for the three-months ended March 31, 2013 and 2012 was approximately $59,000 and approximately $90,000, respectively. The use of these funds was for capital expenditures.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash used for financing activities for the three-months ended March 31, 2013 and 2012 was approximately $212,000 and $169,000, respectively. The use of these funds was for the acquisition of treasury stock and periodic payments on a mortgage note.

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2013, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended March 31, 2013, the total number of shares purchased as part of our publicly announced repurchase programs, and the maximum number of shares that may yet be purchased under our stock repurchase program at March 31, 2013.

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (2)(3)

January 1, 2013 – January 31, 2013	102,253	$1.26	102,253	1,270,237

February 1, 2013 – February 28, 2013	48,139	$1.29	48,139	1,222,098

March 1, 2013 - March 31, 2013	—	—	—	1,222,098

Total	150,392	$1.27	150,392

(1)	These purchases were made pursuant to the stock repurchase program approved by our Board of Directors on January 14, 2008 and announced on January 17, 2008 pursuant to which the Company may repurchase, subject to applicable law, up to 5% of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company and its Board of Directors. The stock repurchase authorization does not have an expiration date and can be modified or discontinued at any time.

(2)	On September 8, 2011, announced on September 13, 2011, the Company’s Board of Directors authorized a modification to the 2008 stock repurchase program. The authorization increased the number of shares allowed to be repurchased under the program by approximately 1,300,000 shares.

(3)	On December 5, 2012, announced on December 11, 2012, the Company’s Board of Directors authorized an additional modification to the 2008 stock repurchase program. The authorization allows for the repurchase of an additional 1,000,000 shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II - OTHER INFORMATION (Continued)

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements. (1)

(1)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: May 15, 2013	/S/ Paul Genova
Paul Genova
Chief Executive Officer

Date: May 15, 2013	/S/ Robert Censullo
Robert Censullo
Acting Chief Financial Officer
24

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements. (1)

(1)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

25