Form 10-Q
period 2013-06-30
WIRELESS TELECOM GROUP INC
filed 2013-08-14
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of Common Stock outstanding as of August 9, 2013: 23,933,231

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$12,406,485	$12,969,513
Accounts receivable - net of allowance for doubtful accounts of $53,387 and $57,333 for 2013 and 2012, respectively	5,363,072	5,676,015
Inventories	9,338,357	8,289,635
Deferred income taxes - current	1,324,946	1,127,553
Prepaid expenses and other current assets	578,704	588,726
Asset held for sale	3,179,002	3,179,002
TOTAL CURRENT ASSETS	32,190,566	31,830,444
PROPERTY, PLANT AND EQUIPMENT - NET	1,284,086	1,266,692
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	6,317,727	6,084,042
Other assets	695,548	697,054
TOTAL OTHER ASSETS	8,364,667	8,132,488
TOTAL ASSETS	$41,839,319	$41,229,624

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$1,237,560	$1,258,426
Accrued expenses and other current liabilities	758,365	1,426,788
Mortgage payable	2,590,231	2,629,215
TOTAL CURRENT LIABILITIES	4,586,156	5,314,429

LONG TERM LIABILITIES	—	—

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,132,557 and 29,012,557 shares issued, 23,933,231 and 23,987,972 shares outstanding, respectively	291,326	290,126
Additional paid-in-capital	38,388,854	38,226,921
Retained earnings	8,262,005	6,857,820
Treasury stock at cost, 5,199,326 and 5,024,585 shares, respectively	(9,689,022)	(9,459,672)
TOTAL SHAREHOLDERS’ EQUITY	37,253,163	35,915,195
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,839,319	$41,229,624

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

NET SALES	$8,704,886	$7,092,046	$15,501,875	$13,993,865

COST OF SALES	4,624,558	3,502,208	8,101,184	7,048,962

GROSS PROFIT	4,080,328	3,589,838	7,400,691	6,944,903

OPERATING EXPENSES
Research and development	627,181	619,803	1,239,304	1,219,269
Sales and marketing	1,319,164	1,159,798	2,341,324	2,232,414
General and administrative	1,416,734	1,201,027	2,858,407	2,332,795
TOTAL OPERATING EXPENSES	3,363,079	2,980,628	6,439,035	5,784,478

OPERATING INCOME	717,249	609,210	961,656	1,160,425

OTHER (INCOME) EXPENSE
Interest expense - net	48,981	50,506	98,333	101,447
Other (income) - net	(249,531)	(72,204)	(313,590)	(132,042)
TOTAL OTHER (INCOME) EXPENSE	(200,550)	(21,698)	(215,257)	(30,595)

NET INCOME BEFORE INCOME TAXES	917,799	630,908	1,176,913	1,191,020

(BENEFIT) FROM INCOME TAXES	(140,160)	(24,541)	(227,272)	(120,293)

NET INCOME	$1,057,959	$655,449	$1,404,185	$1,311,313

INCOME PER COMMON SHARE:

BASIC	$0.04	$0.03	$0.06	$0.05

DILUTED	$0.04	$0.03	$0.06	$0.05

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,404,185	$1,311,313
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	168,200	169,501
Stock compensation expense	163,133	127,565
Realized gain on sale of non-marketable security	(161,500)	—
Deferred income taxes	(431,078)	(320,000)
Allowance for doubtful accounts	(3,946)	(65,144)
Changes in assets and liabilities:
Accounts receivable	316,889	215,061
Inventories	(1,048,722)	(1,041,033)
Prepaid expenses and other assets	10,528	(28,396)
Accounts payable, accrued expenses and other current liabilities	(689,289)	552,784
Net cash provided by (used for) operating activities	(271,600)	921,651

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(185,594)	(218,408)
Proceeds from sale of non-marketable security	162,500	—
Net cash (used for) investing activities	(23,094)	(218,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(38,984)	(36,155)
Repurchase of treasury stock - 174,741 and 291,920 shares, respectively	(229,350)	(345,646)
Net cash (used for) financing activities	(268,334)	(381,801)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(563,028)	321,442

Cash and cash equivalents, at beginning of period	12,969,513	12,089,782

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12,406,485	$12,411,224

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$230,236	$120,146

Interest	$98,783	$101,613

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2012	$290,126	$38,226,921	$6,857,820	$(9,459,672)	$35,915,195

Net income	—	—	1,404,185	—	1,404,185
Stock issued under equity compensation plan	1,200	(1,200)	—	—	—
Stock compensation expense	—	163,133	—	—	163,133
Repurchase of treasury stock	—	—	—	(229,350)	(229,350)

Balances at June 30, 2013	$291,326	$38,388,854	$8,262,005	$(9,689,022)	$37,253,163

See accompanying notes

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheets as of June 30, 2013, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2013 and 2012, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012, and the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2013 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three and six-month periods ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. At June 30, 2013 and December 31, 2012, primarily all of the Company’s receivables pertain to the telecommunications industry.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. Additionally, at June 30, 2013, the fair value of the fixed rate mortgage payable (which was repaid on August 1, 2013 – see Note 10) approximates its carrying value.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

Management has evaluated subsequent events for disclosure and/or recognition in the condensed consolidated financial statements through the date the financial statements were available to be issued.

Certain prior period information has been reclassified to conform to the current period’s reporting presentation.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the Company beginning January 1, 2013. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

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

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at June 30, 2013. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of June 30, 2013.

The deferred income tax assets and (liabilities) are summarized as follows:

	June 30, 2013	December 31, 2012
Net deferred tax asset:
Uniform capitalization of inventory costs for tax purposes	$251,737	$221,155
Reserves on inventories	523,749	499,001
Allowance for doubtful accounts	21,355	22,933
Accruals	105,000	195,149
Tax effect of goodwill	(378,543)	(321,636)
Book depreciation over tax	(104,578)	(49,618)
Net operating loss carryforward	15,920,952	16,556,713
	16,339,672	17,123,697
Valuation allowance for deferred tax assets	(8,696,999)	(9,912,102)
	$7,642,673	$7,211,595

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of June 30, 2013 and December 31, 2012, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

The State of New Jersey is in the process of conducting a field examination of the Company’s tax returns for the years 2009 through 2012. The Company expects the examination to be completed in late 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Weighted average common shares outstanding	23,852,754	24,304,667	23,863,193	24,367,831
Potentially dilutive stock options	580,478	358,889	494,425	360,792
Weighted average common shares outstanding, assuming dilution	24,433,232	24,663,556	24,357,618	24,728,623

Common stock options are included in the diluted earnings per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of options not included in diluted earnings per share, because the effects are anti-dilutive, was 1,561,523 and 1,927,873 for the three-months ended June 30, 2013 and 2012, respectively. For the six-months ended June 30, 2013 and 2012, the weighted average number of options not included in diluted earnings per share was 1,649,453 and 1,956,923, respectively.

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $683,866 and $621,996 at June 30, 2013 and December 31, 2012, respectively.

Inventories consist of:	June 30, 2013	December 31, 2012

Raw materials	$5,319,139	$5,186,555
Work-in-process	1,204,817	390,188
Finished goods	2,814,401	2,712,892
	$9,338,357	$8,289,635
9

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 - GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. Management first makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test described below. If, based on the qualitative assessment, the estimated fair value is well in excess of its carrying amount, management will not perform any quantitative assessment. If, however, the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management then performs a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company’s goodwill balance of $1,351,392 at June 30, 2013 and December 31, 2012 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarter of 2012 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value.

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and six-month periods ended June 30, 2013 include share-based compensation expense totaling $72,233 and $163,133, respectively. Results for the three and six-month periods ended June 30, 2012 include share-based compensation expense of $57,032 and $127,565, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

On June 13, 2012, our shareholders approved the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”). The 2012 Plan replaced the Company’s Amended and Restated 2000 Stock Option Plan, as amended (the “Prior Plan”), under which no additional grants will be made. Under the 2012 Plan, the total number of shares of the Company’s common stock reserved and available for issuance under the 2012 Plan at any time is 2,000,000 shares, plus any shares subject to awards that have been issued under the Prior Plan that expire, are cancelled or are terminated after June 13, 2012 without having been exercised in full and would have become available for subsequent grants under the Prior Plan. As of June 30, 2013, there were 1,741,304 shares available for issuance under the 2012 Plan. The 2012 Plan provides for the grant of Restricted Stock Awards, Incentive Stock Options and Non-Qualified Stock Options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success.

All service-based options granted have ten-year terms and, from the date of grant, vest annually and become fully exercisable after a maximum of five years. Performance-based options granted have ten-year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s board of directors.

Under the Company’s 2012 Plan, options may be granted to purchase shares of the Company’s common stock exercisable at prices generally equal to or above the fair market value on the date of the grant.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

The following table summarizes the restricted common stock awards granted to certain officers and directors of the Company during the six-months ended June 30, 2012 under the Company’s approved stock compensation plan:

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

During the six-months ended June 30, 2013, the Company granted 120,000 shares of restricted common stock to certain directors of the Company under its approved stock compensation plan. The shares were granted at a price of $1.51 per share and will fully vest on the date of the Company’s next annual shareholders meeting to be held in June of 2014, or a vesting period of approximately one year. The total compensation expense to be recognized over the vesting period is $181,200.

The Company repurchased 13,479 shares of restricted common stock from its Chief Executive Officer and 10,870 shares of restricted common stock from its V.P. of Sales and Marketing for $36,279, or $1.49 per share, During the six-months ended June 30, 2012, the Company repurchased 23,334 shares of restricted common stock from its Chief Executive Officer for $26,834, or $1.15 per share. In accordance with the terms of the 2012 Plan, the Compensation Committee of the Board of Directors authorized the Company to repurchase, upon vesting of the restricted stock, that certain number of shares necessary to allow such grantees to satisfy their personal tax liability associated with the vesting of such shares.

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plan, as of June 30, 2013, and changes during the six-months ended June 30, 2013 are presented below:

		Weighted Average
		Grant Date
Non-vested Shares	Number of Shares	Fair Value
Non-vested at January 1, 2013	128,696	$1.15
Granted	120,000	$1.51
Vested	(128,696)	$1.15
Non-vested at June 30, 2013	120,000	$1.51

As of June 30, 2013, the unearned compensation related to Company granted restricted common stock is $181,200 which will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting to be held in 2014, the vesting date.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

A summary of performance-based stock option activity, and related information for the six-months ended June 30, 2013 follows:

Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2013	1,300,000	$0.93
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	—	—
Outstanding, June 30, 2013	1,300,000	$0.93

Options exercisable:
June 30, 2013	—	—

The aggregate intrinsic value of performance-based stock options outstanding as of June 30, 2013 and December 31, 2012 was $679,750 and $416,150, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of June 30, 2013 was $0.

A summary of service-based stock option activity, and related information for the six-months ended June 30, 2013 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2013	862,000	$2.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(20,000)	$1.95
Outstanding, June 30, 2013	842,000	$2.63

Options exercisable:
June 30, 2013	842,000	$2.63

The Company’s service-based stock options are fully amortized. The Company began amortizing its performance-based options at the end of 2011. For each of the three-months ended June 30, 2013 and 2012, the Company recorded compensation expense in the amount of $49,233. For each of the six-months ended June 30, 2013 and 2012, the Company recorded compensation expense in the amount of $98,465. The remaining balance, or unamortized amount, of $492,328 is expected to be expensed on a straight-line basis through December 31, 2015, the implicit service period. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

The following summarizes the components of share-based compensation expense by equity type for the three and six-months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Performance-Based Stock Options	$49,233	$49,233	$98,465	$98,465
Restricted Common Stock	23,000	7,800	64,668	29,100
Total Share-Based Compensation Expense	$72,233	$57,033	$163,133	$127,565

Stock-based compensation for the three and six-months ended 2013 and 2012 is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION

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

Financial information by reportable segment for the three and six-months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales by segment:
Test and measurement	$2,750,733	$3,886,482	$5,753,896	$7,447,515
Network solutions	5,954,153	3,205,564	9,747,979	6,546,350
Total consolidated net sales and net sales of reportable segments	$8,704,886	$7,092,046	$15,501,875	$13,993,865

Segment income:
Test and measurement	$151,991	$772,795	$535,172	$1,147,909
Network solutions	1,525,206	653,255	2,312,022	1,559,414
Income from reportable segments	1,677,197	1,426,050	2,847,194	2,707,323

Other unallocated amounts:
Corporate expenses	(959,948)	(816,840)	(1,885,538)	(1,546,898)
Interest and other income - net	200,550	21,698	215,257	30,595
Consolidated income before income tax (benefit)	$917,799	$630,908	$1,176,913	$1,191,020

Depreciation and amortization by segment:
Test and measurement	$59,010	$69,106	$112,776	$136,865
Network solutions	28,244	17,930	55,424	32,636
Total depreciation and amortization for reportable segments	$87,254	$87,036	$168,200	$169,501

Capital expenditures by segment:
Test and measurement	$104,414	$72,089	$133,379	$141,810
Network solutions	22,060	56,287	52,215	76,598
Total consolidated capital expenditures by reportable segment	$126,474	$128,376	$185,594	$218,408
13

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Financial information by reportable segment as of June 30, 2013 and December 31, 2012:

	2013	2012
Total assets by segment:
Test and measurement	$11,672,775	$12,104,700
Network solutions	10,011,682	8,864,541
Total assets for reportable segments	21,684,457	20,969,241

Corporate assets, principally cash and cash equivalents and deferred and current taxes	20,154,862	20,260,383

Total consolidated assets	$41,839,319	$41,229,624

Net consolidated sales by region were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Sales by region	2013	2012	2013	2012
Americas	$7,195,063	$5,406,258	$12,503,811	$10,421,835
Europe, Middle East, Africa (EMEA)	1,030,444	957,527	2,003,209	2,135,909
Asia Pacific (APAC)	479,379	728,261	994,855	1,436,121
Total Sales	$8,704,886	$7,092,046	$15,501,875	$13,993,865

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended June 30, 2013 and 2012, sales in the United States amounted to $6,783,504 and $4,922,750, respectively. For the six-months ended June 30, 2013 and 2012, sales in the United States amounted to $11,650,350 and $9,622,652, respectively. For the three and six-months ended June 30, 2013 and 2012, shipments to the EMEA region were not significantly concentrated in one country. Shipments to the APAC region were largely concentrated in China. For the three-months ended June 30, 2013 and 2012, sales in China amounted to $204,047 and $460,049, respectively. For the six-months ended June 30, 2013 and 2012, sales in China amounted to $450,506 and $846,480, respectively.

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

Line of Credit:

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2013, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 - ASSET HELD FOR SALE

On July 26, 2012, the Company received notice that its lessee exercised its purchase option under an operating lease with the Company, dated November 17, 2000, to purchase the property owned by the Company and located in Mahwah, New Jersey (the “Mahwah Building”). The purchase price is $3,500,000 of which $350,000 was deposited by the buyer and was held in escrow until the closing date. The Mahwah Building is included in Assets Held for Sale in the accompanying condensed consolidated balance sheets at its carrying value of $3,179,002.

On August 1, 2013, the Company closed on the sale of the Mahwah Building and repaid the existing mortgage payable on the building with the proceeds of the sale. As part of the terms of the sale, the Company was required to place $350,000 in escrow until certain conditions are met, as determined by the State of New Jersey. The terms of the mortgage required monthly payments of $23,750 applied to both principal and interest at the annual rate of 7.45%.

Included in the Company’s condensed consolidated statement of operations, recorded as non-operating income and expense, are certain income and expenses directly related to the Mahwah Building. For each of the three-months ended June 30, 2013 and 2012, the Company’s results of operations included rental income of $96,498. For each of the six-months ended June 30, 2013 and 2012, the Company’s results of operations included rental income of $192,995. For the three-months ended June 30, 2013 and 2012, the Company’s results of operations included mortgage interest expense of $49,208 and $50,636, respectively, and building depreciation expense of $22,232 for the three-months ended June 30, 2012. For the six-months ended June 30, 2013 and 2012, the Company’s results of operations included mortgage interest expense of $98,783 and $101,613, respectively, and building depreciation expense of $44,464 for the six-months ended June 30, 2012.

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

The operating businesses of the Company are segregated into two reportable segments: (1) test and measurement and (2) network solutions. The test and measurement segment is comprised primarily of the Company’s operations and the operations of its subsidiary, Boonton. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. Additional financial information on the Company’s reportable segments as of June 30, 2013 and December 31, 2012, as well as for the three and six-months ended June 30, 2013 and 2012 is included in Note 8 to the Company’s condensed consolidated financial statements.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and as of December 31, 2012 (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2013 (unaudited) and 2012 (unaudited) (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2013 (unaudited) and 2012 (unaudited) and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the six-month period ended June 30, 2013 (unaudited).

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On a regular basis, management evaluates its assumptions, judgments and estimates. Management believes that there have been no material changes to the items that the Company disclosed as its significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s December 31, 2012 Form 10-K.

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of June 30, 2013 and December 31, 2012, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended June 30, 2013 and 2012, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

For the six-months ended June 30, 2013 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $15,502,000 from approximately $13,994,000, an increase of approximately $1,508,000 or 10.8%. For the three-months ended June 30, 2013 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $8,705,000 from approximately $7,092,000, an increase of approximately $1,613,000 or 22.7%. These increases were primarily the result of strengthening demand for the Company’s network solutions products, particularly for use in distributed antenna systems (“DAS”). The Company continues to experience strong order activity in its network solutions segment due to commercial infrastructure development in support of the ongoing expansion and upgrades to DAS.

Net sales of the Company’s network solutions products for the six-months ended June 30, 2013 were approximately $9,748,000 as compared to approximately $6,546,000 for the six-months ended June 30, 2012, an increase of approximately $3,202,000 or 48.9%. Net sales of the Company’s network solutions products for the three-months ended June 30, 2013 were approximately $5,954,000 as compared to approximately $3,206,000 for the three-months ended June 30, 2012, an increase of approximately $2,748,000 or 85.7%. Net sales of network solutions products accounted for approximately 63% and 47% of net consolidated sales for the six-months periods ended June 30, 2013 and 2012, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales of network solutions products accounted for approximately 68% and 45% of net consolidated sales for the three-month periods ended June 30, 2013 and 2012, respectively. The increase in sales for the three and six-months ended June 30, 2013 for our network solutions segment was primarily due to the Company’s ongoing participation in DAS deployments through supply of its passive microwave components.

Net sales of the Company’s test and measurement products for the six-months ended June 30, 2013 were approximately $5,754,000 as compared to approximately $7,448,000 for the six-months ended June 30, 2012, a decrease of approximately $1,694,000 or 22.7%. Net sales of the Company’s test and measurement products for the three-months ended June 30, 2013 were approximately $2,751,000 as compared to approximately $3,886,000 for the three-months ended June 30, 2012, a decrease of approximately $1,135,000 or 29.2%. Net sales of test and measurement products accounted for approximately 37% and 53% of net consolidated sales for the six-months periods ended June 30, 2013 and 2012, respectively. Net sales of test and measurement products accounted for approximately 32% and 55% of net consolidated sales for the three-months ended June 30, 2013 and 2012, respectively. The decrease in sales for our test and measurement segment was primarily due to decreased volume in peak power meter orders as a result of the Company’s completion of a large government contract in 2012.

Gross profit on net consolidated sales for the six-months ended June 30, 2013 was approximately $7,401,000 or 47.7% as compared to approximately $6,945,000 or 49.6% of net consolidated sales for the six-months ended June 30, 2012. Gross profit on net consolidated sales for the three-months ended June 30, 2013 was approximately $4,080,000 or 46.9% as compared to approximately $3,590,000 or 50.6% of net consolidated sales for the three-months ended June 30, 2012.

Gross profit margins are lower for the three and six-months ended June 30, 2013 as compared to the same periods of the previous year primarily due to mix of product sold, increases in certain costs directly attributable to increased revenue volumes, such as freight and factory supplies, of approximately $102,000 and approximately $147,000 for the three and six-months ended June 30, 2013, respectively, and an increase in inventory reserves of approximately $28,000 and approximately $62,000 during the three and six-months ended June 30, 2013, respectively. Inventory is reduced by a reserve for items determined by management to be slow moving or obsolete which is determined by analyzing historical inventory usage and estimating future use of such items. Management evaluates the adequacy of the reserve on a quarterly basis.

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

Consolidated operating expenses for the six-months ended June 30, 2013 were approximately $6,439,000 or 42% of net consolidated sales as compared to approximately $5,785,000 or 41% of net consolidated sales for the six-months ended June 30, 2012. Consolidated operating expenses were higher for the six-months ended June 30, 2013 due to an increase in consolidated general and administrative expenses of approximately $525,000, an increase in consolidated sales and marketing expenses of approximately $109,000 and an increase in consolidated research and development expenses of approximately $20,000. Consolidated operating expenses for the three-months ended June 30, 2013 were approximately $3,363,000 or 39% of net consolidated sales as compared to approximately $2,981,000 or 42% of net consolidated sales for the three-months ended June 30, 2012. Consolidated operating expenses were higher for the three-months ended June 30, 2013 due to an increase in consolidated general and administrative expenses of approximately $216,000, an increase in consolidated sales and marketing expenses of approximately $159,000 and an increase in consolidated research and development expenses of approximately $7,000.

The increase in consolidated general and administrative expenses for the six-months ended June 30, 2013 was primarily due to an increase in corporate legal and consulting fees of approximately $387,000 in connection with the Company’s pursuit of strategic opportunities and an increase in non-cash stock based compensation charges of approximately $36,000 due to the amortization of outstanding restricted common stock. For the six-months ended June 30, 2013, consolidated research and development expenses increased primarily due to an increase in salaries in our network solutions segment of approximately $139,000, partially offset by a decrease in salaries in our test and measurement segment of approximately $88,000. The Company hired new engineering personnel in May 2012 and March 2013 in support of its growing network solutions segment.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidated sales and marketing expenses increased for the six-months ended June 30, 2013 primarily due to higher non-employee sales commissions in our network solutions segment of approximately $218,000 and higher salaries expense of approximately $80,000 due to the hiring of sales and marketing personnel in support of our network solution segment, partially offset by lower non-employee sales commissions in our test and measurement segment of approximately $151,000.

Interest expense, net of interest income derived from the Company’s cash investment account, was relatively unchanged for the three and six-months ended June 30, 2013, as compared to the corresponding periods of the previous year. Substantially all of the Company’s cash is invested in money market funds.

Other income, net of other non-operating expense, increased by approximately $178,000 and $182,000 for the three and six-months ended June 30, 2013, respectively, as compared to the corresponding periods of the previous year. The increase in other income was primarily due to the recording of a realized gain of approximately $162,000 on the sale of an investment security during the three-months ended June 30, 2013. Other income was partially offset by non-operating expense incurred during the six-months ended June 30, 2013 for services relating to the ground water testing being performed at the former site of the Company’s subsidiary, Boonton. The Company has been testing the ground water at this site since 1982 in accordance with New Jersey state regulations. The Company is diligently pursuing efforts to satisfy the requirements of the original remediation plan, in effect since 1982, and receive a new determination from the NJDEP. Management continues to be encouraged by recent test results which support improvements in ground water conditions over time. Overall data from testing in March of 2013 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water.

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

For the six-months ended June 30, 2013 and 2012, the Company realized a tax benefit of approximately $227,000 and $120,000, respectively. For the three-months ended June 30, 2013 and 2012, the Company realized a tax benefit of approximately $140,000 and $25,000, respectively. For all periods, the tax benefit was primarily due to a decrease in the Company’s deferred tax asset valuation allowance, partially offset by a provision for state income taxes. The Company analyzes its deferred tax asset on a quarterly basis and adjusts the deferred tax asset valuation allowance based on its rolling five year projection of estimated taxable income.

For the six-months ended June 30, 2013, the Company realized net income of approximately $1,404,000 or $0.06 income per share on a basic and diluted basis, as compared to net income of approximately $1,311,000 or $0.05 income per share on a basic and diluted basis for the corresponding period of the previous year, an increase of approximately $93,000 or $0.01 per diluted share. For the three-months ended June 30, 2013, the Company realized net income of approximately $1,058,000 or $0.04 income per share on a basic and diluted basis, as compared to net income of approximately $655,000 or $0.03 income per share on a basic and diluted basis for the corresponding period of the previous year, an increase of approximately $403,000, or $0.01 per diluted share. The increases were primarily due to the analysis discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has increased by approximately $1,088,000 to approximately $27,604,000 at June 30, 2013, from approximately $26,516,000 at December 31, 2012. At June 30, 2013, the Company had a current ratio of 7.0 to 1, and a ratio of debt to tangible net worth of .13 to 1. At December 31, 2012, the Company had a current ratio of 6.0 to 1, and ratio of debt to tangible net worth of .15 to 1.

The Company had cash and cash equivalents of approximately $12,406,000 at June 30, 2013, compared to approximately $12,970,000 at December 31, 2012. During the six-months ended June 30, 2013, the Company repurchased 174,741 shares of its outstanding common stock at a cost of approximately $229,000. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

The Company used cash for operating activities of approximately $272,000 for the six-month period ending June 30, 2013. The primary use of this cash was due to an increase in inventory and a decrease in accounts payable, accrued expenses and other current liabilities, partially offset by a decrease in accounts receivable, a decrease in prepaid expenses and other assets and net income from operations.

The Company realized cash from operating activities of approximately $922,000 for the six-month period ending June 30, 2012. The primary source of this cash was due to net income from operations for the six-month period, as well as, an increase in accounts payable, accrued expenses and other current liabilities, and a decrease in accounts receivable, partially offset by an increase in inventory and an increase in prepaid expenses and other assets.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

The Company’s inventory has increased by approximately $1,048,000 to approximately $9,338,000 at June 30, 2013, from approximately $8,290,000 at December 31, 2012. The Company has increased its inventory levels in order to meet strong demand for the Company’s network solutions products, as evidenced by its increasing sales order backlog.

On July 26, 2012, the Company received notice that its lessee exercised its purchase option under an operating lease with the Company, dated November 17, 2000, to purchase the property owned by the Company and located in Mahwah, New Jersey (the “Mahwah Building”). The purchase price is $3,500,000 of which $350,000 was deposited by the buyer and was held in escrow until the closing date. The Mahwah Building is included in Assets Held for Sale in the accompanying condensed consolidated balance sheets at its carrying value of $3,179,002

On August 1, 2013, the Company closed on the sale of the Mahwah Building. Additionally, the Company repaid the existing mortgage payable on the building with the proceeds of the sale. As part of the terms of the sale, the Company was required to place $350,000 in escrow until certain conditions are met, as determined by the State of New Jersey. The terms of the mortgage required monthly payments of $23,750 applied to both principal and interest at the annual rate of 7.45%.

Net cash used for investing activities for the six-months ended June 30, 2013 and 2012 was approximately $23,000 and approximately $218,000, respectively. For the six-months ended June 30, 2013, the use of these funds was for capital expenditures offset by proceeds from the sale of a non-marketable security. For the six-months ended June 30, 2012, the use of these funds was for capital expenditures.

Cash used for financing activities for the six-months ended June 30, 2013 and 2012 was approximately $268,000 and $382,000, respectively. The use of these funds was for the acquisition of treasury stock and periodic payments on a mortgage note.

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2013, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability.

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

On August 1, 2013, the Company was awarded a contact with the Federal Aviation Administration to supply RF Peak Power Meters in support of the Common Route Surveillance Radar (“CARSR”) installations. The total order value of the product to be sold under the contract is approximately $1,100,000 and a considerable portion of the order is expected to be realized over fiscal years 2013 and 2014.

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

None.

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 14, 2013, the Company repurchased 13,479 shares of restricted common stock from its Chief Executive Officer and 10,870 shares of restricted common stock from its V.P of Sales and Marketing for $36,279, or $1.49 per share. In accordance with the terms of the 2012 Plan, the Compensation Committee of the Board of Directors authorized the Company to repurchase, upon vesting of the restricted stock, that certain number of shares necessary to allow such grantees to satisfy their personal tax liability associated with the vesting of such shares.

The Company has not repurchased shares under its stock repurchase program during the quarter ended June 30, 2013. The maximum number of shares that may yet be repurchased under the plan is 1,222,098.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Severance Agreement, dated June 14, 2013, between Wireless Telecom Group, Inc. and Robert Censullo

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements. (1)

(1)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: August 14, 2013	/S/ Paul Genova
Paul Genova
Chief Executive Officer

Date: August 14, 2013	/S/ Robert Censullo
Robert Censullo
Chief Financial Officer
25

EXHIBIT LIST

Exhibit No.	Description

10.1	Severance Agreement, dated June 14, 2013, between Wireless Telecom Group, Inc. and Robert Censullo

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements. (1)

(1)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
26