Form 10-Q
period 2013-09-30
WIRELESS TELECOM GROUP INC
filed 2013-11-14
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of Common Stock outstanding as of November 8, 2013: 24,033,231

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$14,169,905	$12,969,513
Accounts receivable - net of allowance for doubtful accounts of $60,527 and $57,333 for 2013 and 2012, respectively	5,992,224	5,676,015
Inventories	8,817,034	8,289,635
Deferred income taxes - current	1,306,795	1,127,553
Prepaid expenses and other current assets	468,868	588,726
Asset held for sale	—	3,179,002
TOTAL CURRENT ASSETS	30,754,826	31,830,444
PROPERTY, PLANT AND EQUIPMENT - NET	1,554,588	1,266,692
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	6,820,785	6,084,042
Other assets	695,295	697,054
TOTAL OTHER ASSETS	8,867,472	8,132,488
TOTAL ASSETS	$41,176,886	$41,229,624

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$911,081	$1,258,426
Accrued expenses and other current liabilities	1,397,145	1,426,788
Equipment lease payable - current	120,103	—
Mortgage payable	—	2,629,215
TOTAL CURRENT LIABILITIES	2,428,329	5,314,429

LONG TERM LIABILITIES:
Equipment lease payable	89,322	—

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,232,557 and 29,012,557 shares issued, 24,033,231 and 23,987,972 shares outstanding, respectively	292,326	290,126
Additional paid-in-capital	38,703,935	38,226,921
Retained earnings	9,351,996	6,857,820
Treasury stock at cost, 5,199,326 and 5,024,585 shares, respectively	(9,689,022)	(9,459,672)
TOTAL SHAREHOLDERS’ EQUITY	38,659,235	35,915,195
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,176,886	$41,229,624

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

NET SALES	$8,790,954	$7,385,241	$24,292,829	$21,379,106

COST OF SALES	4,555,655	3,685,575	12,656,839	10,734,537

GROSS PROFIT	4,235,299	3,699,666	11,635,990	10,644,569

OPERATING EXPENSES
Research and development	719,552	671,503	1,958,856	1,890,772
Sales and marketing	1,182,446	1,115,850	3,523,770	3,348,264
General and administrative	1,761,527	1,139,444	4,619,934	3,472,239
TOTAL OPERATING EXPENSES	3,663,525	2,926,797	10,102,560	8,711,275

OPERATING INCOME	571,774	772,869	1,533,430	1,933,294

OTHER (INCOME) EXPENSE
Interest expense - net	16,093	50,164	114,425	151,611
Other (income) - net	(176,629)	(3,007)	(490,218)	(135,049)
TOTAL OTHER (INCOME) EXPENSE	(160,536)	47,157	(375,793)	16,562

NET INCOME BEFORE INCOME TAXES	732,310	725,712	1,909,223	1,916,732

(BENEFIT) FROM INCOME TAXES	(357,681)	(129,094)	(584,953)	(249,387)

NET INCOME	$1,089,991	$854,806	$2,494,176	$2,166,119

INCOME PER COMMON SHARE:

BASIC	$0.05	$0.04	$0.10	$0.09

DILUTED	$0.04	$0.03	$0.10	$0.09

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,494,176	$2,166,119
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	247,762	257,993
Stock compensation expense	479,214	218,464
Realized gain on sale of non-marketable security	(161,500)	—
Realized gain on sale of building	(188,403)	—
Deferred income taxes	(915,985)	(536,836)
Allowance for doubtful accounts	3,194	(64,383)
Changes in assets and liabilities:
Accounts receivable	(319,403)	(225,246)
Inventories	(527,399)	(832,713)
Prepaid expenses and other assets	120,617	(178,319)
Accounts payable, accrued expenses and other current liabilities	(346,206)	499,841
Net cash provided by operating activities	886,067	1,304,920

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(352,747)	(293,781)
Proceeds from sale of non-marketable security	162,500	—
Proceeds from sale of building	3,393,919	—
Net cash provided by (used for) investing activities	3,203,672	(293,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	(2,629,215)	(54,749)
Repayments of equipment lease payable	(30,782)	—
Repurchase of treasury stock - 174,741 and 480,661 shares, respectively	(229,350)	(583,016)
Net cash (used for) financing activities	(2,889,347)	(637,765)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,200,392	373,374

Cash and cash equivalents, at beginning of period	12,969,513	12,089,782

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$14,169,905	$12,463,156

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$257,194	$123,146

Interest	$115,103	$151,902

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$(240,206)	$—

Equipment lease payable	$240,206	$—

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2012	$290,126	$38,226,921	$6,857,820	$(9,459,672)	$35,915,195

Net income	—	—	2,494,176	—	2,494,176
Stock issued under equity compensation plan	2,200	(2,200)	—	—	—
Stock compensation expense	—	479,214	—	—	479,214
Repurchase of treasury stock	—	—	—	(229,350)	(229,350)

Balances at September 30, 2013	$292,326	$38,703,935	$9,351,996	$(9,689,022)	$38,659,235

See accompanying notes

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheets as of September 30, 2013, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2013 and 2012, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012, and the condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2013 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., collectively the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three and nine-month periods ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. At September 30, 2013 and December 31, 2012, primarily all of the Company’s receivables pertain to the telecommunications industry.

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

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at September 30, 2013. A majority of the valuation allowance, or $7,012,134, relates to the Company’s foreign net operating loss carryforward which is unlikely to be realized in future periods. The balance of the valuation allowance, or $1,220,353, relates to the Company’s domestic net operating loss carryforward, which is evaluated for realization on a quarterly basis, as well as other timing differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As a result of the Company’s evaluation of future estimated taxable income, management increased its net deferred tax asset by $484,907 and $915,985 for the three and nine-months ended September 30, 2013, respectively.

The deferred income tax assets and (liabilities) are summarized as follows:

	September 30,	December 31,
Net deferred tax asset:	2013	2012
Uniform capitalization of inventory costs for tax purposes	$237,817	$221,155
Reserves on inventories – including demo inventory	526,368	499,001
Allowance for doubtful accounts	24,211	22,933
Accruals	210,000	195,149
Tax effect of goodwill	(406,996)	(321,636)
Book depreciation over tax	(221,689)	(49,618)
Net operating loss carryforward	15,990,356	16,556,713
	16,360,067	17,123,697
Valuation allowance for deferred tax assets	(8,232,487)	(9,912,102)
	$8,127,580	$7,211,595

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

The components of income tax expense (benefit) related to income from operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current:
Federal	$5,658	$6,632	$35,014	$44,251
State	121,568	81,111	296,018	243,198
Deferred:
Federal	(407,322)	(192,985)	(769,427)	(477,784)
State	(77,585)	(23,852)	(146,558)	(59,052)
	$(357,681)	$(129,094)	$(584,953)	$(249,387)

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of September 30, 2013 and December 31, 2012, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

The State of New Jersey conducted a field examination of one of the Company’s subsidiary tax returns for the years 2009 through 2012 which was completed in October 2013. Based on the examination, the State of New Jersey did not propose any significant adjustments to the Company’s tax positions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	23,979,970	24,233,260	23,902,547	24,322,647
Potentially dilutive stock options	625,269	406,569	538,666	375,069
Weighted average common shares outstanding, assuming dilution	24,605,239	24,639,829	24,441,213	24,697,716

Common stock options are included in the diluted earnings per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of options not included in diluted earnings per share, because the effects are anti-dilutive, was 2,466,731 and 1,855,430 for the three-months ended September 30, 2013 and 2012, respectively. For the nine-months ended September 30, 2013 and 2012, the weighted average number of options not included in diluted earnings per share was 2,554,580 and 1,923,938, respectively.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $690,413 and $621,996 at September 30, 2013 and December 31, 2012, respectively.

Inventories consist of:	September 30,	December 31,
	2013	2012
Raw materials	$5,228,805	$5,186,555
Work-in-process	902,282	390,188
Finished goods	2,685,947	2,712,892
	$8,817,034	$8,289,635

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

The Company’s goodwill balance of $1,351,392 at September 30, 2013 and December 31, 2012 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarter of 2012 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value.

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and nine-month periods ended September 30, 2013 include share-based compensation expense totaling $316,081 and $479,214, respectively. Results for the three and nine-month periods ended September 30, 2012 include share-based compensation expense of $90,899 and $218,464, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

On June 13, 2012, our shareholders approved the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”). The 2012 Plan replaced the Company’s Amended and Restated 2000 Stock Option Plan, as amended (the “Prior Plan”), under which no additional grants will be made. Under the 2012 Plan, the total number of shares of the Company’s common stock reserved and available for issuance under the 2012 Plan at any time is 2,000,000 shares, plus any shares subject to awards that have been issued under the Prior Plan that expire, are cancelled or are terminated after June 13, 2012 without having been exercised in full and would have become available for subsequent grants under the Prior Plan. As of September 30, 2013, there were 691,304 shares available for issuance under the 2012 Plan. The 2012 Plan provides for the grant of Restricted Stock Awards, Non-Qualified Stock Options and Incentive Stock Options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success.

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

Under the Company’s 2012 Plan, options may be granted to purchase shares of the Company’s common stock exercisable at prices equal to or above the fair market value on the date of the grant.

The following table summarizes the restricted common stock awards granted to certain officers and directors of the Company during the nine-months ended September 30, 2012 under the 2012 Plan:

	Number of Shares	Price per
Individuals	Granted	Granted Share	Vesting Date
Chief Executive Officer	50,000	$1.15	June 13, 2012	(vested upon grant)
	26,957	$1.15	March 20, 2013
V.P. of Sales and Marketing	21,739	$1.15	March 20, 2013
Board of Directors	80,000	$1.15	June 13, 2012	(vested upon grant)
	80,000	$1.15	June 13, 2013
	258,696

On August 19, 2013, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based restricted stock awards to certain employees of the Company, including its officers. Accordingly, the Company entered into restricted stock agreements pursuant to which certain employees of the Company were awarded, collectively, up to 100,000 shares of the Company’s common stock at $1.77 per share, which represents the closing price of the Company’s common stock as reported on the NYSE MKT on August 19, 2013, the date of grant.

Under the terms of the restricted stock agreements, the awards will fully vest and become exercisable on the date on which the Board shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the restricted stock shall automatically vest as permitted by the 2012 Plan. For the performance-based restricted stock awarded in 2013, the Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. As of September 30, 2013, the Company has not incurred expense relating to these performance-based stock awards as it is more likely than not that the performance targets will not be achieved.

The following table summarizes the restricted common stock awards granted to certain directors, officers and employees of the Company during the nine-months ended September 30, 2013 under the 2012 Plan:

	Number of Shares	Price per
Individuals	Granted	Granted Share	Vesting Date
Chief Executive Officer	42,000	$1.77	Performance based
Chief Financial Officer	11,000	$1.77	Performance based
V.P. of Sales and Marketing	26,000	$1.77	Performance based
Various Other Employees	21,000	$1.77	Performance based
Board of Directors	120,000	$1.51	Next Annual Meeting	(Expected June 2014)
	220,000
11

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

During the nine-months ended September 30, 2013, the Company repurchased 13,479 shares of restricted common stock from its Chief Executive Officer and 10,870 shares of restricted common stock from its V.P. of Sales and Marketing for $36,279, or $1.49 per share, During the nine-months ended September 30, 2012, the Company repurchased 23,334 shares of restricted common stock from its Chief Executive Officer for $26,834, or $1.15 per share. In accordance with the terms of the 2012 Plan, the Compensation Committee of the Board of Directors authorized the Company to repurchase, upon vesting of the restricted stock, that certain number of shares necessary to allow such grantees to satisfy their personal tax liability associated with the vesting of such shares.

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plan, as of September 30, 2013, and changes during the nine-months ended September 30, 2013 are presented below:

		Weighted Average
		Grant Date
Non-vested Shares	Number of Shares	Fair Value
Non-vested at January 1, 2013	128,696	$1.15
Granted	220,000	$1.63
Vested	(128,696)	$1.15
Non-vested at September 30, 2013	220,000	$1.63

As of September 30, 2013, the unearned compensation related to Company granted restricted common stock is $312,900 of which $135,900 will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting to be held in 2014, the vesting date. The remaining balance of $177,000 will begin to be amortized when certain performance conditions are determined to be probable.

On August 19, 2013, upon the unanimous recommendation of the Compensation Committee, the Board of Directors approved the grant of performance-based stock options to certain employees of the Company, including its officers. Accordingly, the Company entered into stock option agreements pursuant to which certain employees of the Company were awarded options to purchase, collectively, up to 950,000 shares of the Company’s common stock at an exercise price of $1.77 per share, which represents the closing price of the Company’s common stock as reported on the NYSE MKT on August 19, 2013, the date of grant.

Under the terms of the stock option agreements the options will fully vest and become exercisable on the date on which the Board shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the options shall automatically accelerate and become fully exercisable as permitted by the 2012 Plan. For the performance-based stock options awarded in 2013, the Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. As of September 30, 2013, the Company has not incurred expense relating to these performance-based stock options as it is more likely than not that the performance targets will not be achieved.

A summary of performance-based stock option activity, and related information for the nine-months ended September 30, 2013 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2013	1,300,000	$0.93
Granted	950,000	$1.77
Exercised	—	—
Forfeited	—	—
Canceled/Expired	—	—
Outstanding, September 30, 2013	2,250,000	$1.28

Options exercisable:
September 30, 2013	—	—

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

The aggregate intrinsic value of performance-based stock options outstanding as of September 30, 2013 and December 31, 2012 was $1,671,250 and $416,150, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of September 30, 2013 was $0.

The per share fair-value of performance-based options granted during the three and nine-month periods ended September 30, 2013 was $0.91.

A summary of service-based stock option activity, and related information for the nine-months ended September 30, 2013 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2013	862,000	$2.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(20,000)	$1.95
Outstanding, September 30, 2013	842,000	$2.63

Options exercisable:
September 30, 2013	842,000	$2.63

The Company’s service-based stock options are fully amortized. The Company began amortizing its performance-based options at the end of 2011. For the three-months ended September 30, 2013 and 2012, the Company recorded compensation expense in the amount of $270,781 and $49,232, respectively. For the nine-months ended September 30, 2013 and 2012, the Company recorded compensation expense in the amount of $369,246 and $147,697, respectively. Through June 30, 2013, the unamortized amount was expensed on a straight-line basis through December 31, 2015, the expected implicit service period at that time. However, during the three-months ended September 30, 2013, management re-evaluated the date the respective performance conditions will likely be met. As a result, the Company has accelerated the expensing of such options through December 31, 2013, the revised implicit service date. The impact of the accelerated expense on net income for the three and nine-months ended September 30, 2013 was $221,548 or $0.01 per basic and diluted share. The unamortized balance of this tranche of options was $221,548 at September 30, 2013.

Unearned compensation in the amount of $867,683 relating to performance-based stock options granted in 2013 will not be recognized until management considers the respective performance conditions to be achievable.

The following summarizes the components of share-based compensation expense by equity type for the three and nine-months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Performance-Based Stock Options	$270,781	$49,232	$369,246	$147,697
Restricted Common Stock	45,300	41,667	109,968	70,767
Total Share-Based Compensation Expense	$316,081	$90,899	$479,214	$218,464

Stock-based compensation for the three and nine-months ended 2013 and 2012 is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

Financial information by reportable segment for the three and nine-months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Net sales by segment:
Test and measurement	$2,519,184	$4,297,887	$8,273,080	$11,745,402
Network solutions	6,271,770	3,087,354	16,019,749	9,633,704
Total consolidated net sales and net sales of reportable segments	$8,790,954	$7,385,241	$24,292,829	$21,379,106

Segment income:
Test and measurement	$125,540	$976,914	$660,712	$2,124,823
Network solutions	1,782,916	597,871	4,094,938	2,157,285
Income from reportable segments	1,908,456	1,574,785	4,755,650	4,282,108

Other unallocated amounts:
Corporate expenses	(1,336,682)	(801,916)	(3,222,220)	(2,348,814)
Interest and other income - net	160,536	(47,157)	375,793	(16,562)
Consolidated income before income tax (benefit)	$732,310	$725,712	$1,909,223	$1,916,732

Depreciation and amortization by segment:
Test and measurement	$48,366	$70,114	$161,142	$206,979
Network solutions	31,196	18,378	86,620	51,014
Total depreciation and amortization for reportable segments	$79,562	$88,492	$247,762	$257,993

Capital expenditures by segment:
Test and measurement	$85,048	$58,296	$218,427	$167,199
Network solutions	82,105	17,077	134,320	126,582
Total consolidated capital expenditures by reportable segment	$167,153	$75,373	$352,747	$293,781

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Financial information by reportable segment as of September 30, 2013 and December 31, 2012:

	2013	2012
Total assets by segment:
Test and measurement	$8,621,496	$12,104,700
Network solutions	10,252,469	8,864,541
Total assets for reportable segments	18,873,965	20,969,241

Corporate assets, principally cash and cash equivalents and deferred and current taxes	22,302,921	20,260,383

Total consolidated assets	$41,176,886	$41,229,624

 Net consolidated sales by region were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

Sales by region	2013	2012	2013	2012
Americas	$6,645,495	$5,589,376	$19,149,306	$16,011,211
Europe, Middle East, Africa (EMEA)	986,834	1,360,022	2,990,043	3,495,931
Asia Pacific (APAC)	1,158,625	435,843	2,153,480	1,871,964
Total Sales	$8,790,954	$7,385,241	$24,292,829	$21,379,106

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended September 30, 2013 and 2012, sales in the United States amounted to $6,169,718 and $5,227,114, respectively. For the nine-months ended September 30, 2013 and 2012, sales in the United States amounted to $17,820,068 and $14,849,766, respectively. For the three and nine-months ended September 30, 2013 and 2012, shipments to the EMEA region were not significantly concentrated in one country. Shipments to the APAC region were largely concentrated in China. For the three-months ended September 30, 2013 and 2012, sales in China amounted to $869,298 and $211,429, respectively. For the nine-months ended September 30, 2013 and 2012, sales in China amounted to $1,319,804 and $1,057,909, respectively.

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

The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Overall data from testing performed in March 2013 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from the NJDEP is obtained and the Company is released from further obligations. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities.

Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

Line of Credit:

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2013, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10 - SALE OF BUILDING

On August 1, 2013, the Company closed on the sale of a property previously owned by the Company and located in Mahwah, New Jersey (the “Mahwah Building”) and repaid the existing mortgage loan payable on the building with the proceeds of the sale. As part of the terms of the sale, the Company was required to place $350,000 in escrow until certain conditions are met, as determined by the State of New Jersey. The terms of the mortgage loan relating to the Mahwah Building required monthly payments of $23,750 applied to both principal and interest at the annual rate of 7.45%. As a result of the sale and the repayment of the mortgage loan, the Company recognized a gain of $188,403 and is no longer obligated to make any loan payments.

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

The operating businesses of the Company are segregated into two reportable segments: (1) test and measurement and (2) network solutions. The test and measurement segment is comprised primarily of the Company’s operations and the operations of its subsidiary, Boonton. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. Additional financial information on the Company’s reportable segments as of September 30, 2013 and December 31, 2012, as well as for the three and nine-months ended September 30, 2013 and 2012 is included in Note 8 to the Company’s condensed consolidated financial statements.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and as of December 31, 2012 (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2013 (unaudited) and 2012 (unaudited) (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2013 (unaudited) and 2012 (unaudited) and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the nine-month period ended September 30, 2013 (unaudited).

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of September 30, 2013 and December 31, 2012, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended September 30, 2013 and 2012, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

For the nine-months ended September 30, 2013 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $24,293,000 from approximately $21,379,000, an increase of approximately $2,914,000 or 13.6%. For the three-months ended September 30, 2013 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $8,791,000 from approximately $7,385,000, an increase of approximately $1,406,000 or 19.0%. These increases were primarily the result of ongoing demand for the Company’s network solutions products, particularly for use in distributed antenna systems (“DAS”). The Company continues to experience strong order activity in its network solutions segment due to commercial infrastructure development in support of the expansion and upgrades to DAS.

Net sales of the Company’s network solutions products for the nine-months ended September 30, 2013 were approximately $16,020,000 as compared to approximately $9,634,000 for the nine-months ended September 30, 2012, an increase of approximately $6,386,000 or 66.3%. Net sales of the Company’s network solutions products for the three-months ended September 30, 2013 were approximately $6,272,000 as compared to approximately $3,087,000 for the three-months ended September 30, 2012, an increase of approximately $3,185,000 or 103.2%. Net sales of network solutions products accounted for approximately 66% and 45% of net consolidated sales for the nine-month periods ended September 30, 2013 and 2012, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales of network solutions products accounted for approximately 71% and 42% of net consolidated sales for the three-month periods ended September 30, 2013 and 2012, respectively. The increase in sales for the three and nine-months ended September 30, 2013 for our network solutions segment was primarily due to the Company’s ongoing participation in DAS deployments through supply of its passive microwave components.

Net sales of the Company’s test and measurement products for the nine-months ended September 30, 2013 were approximately $8,273,000 as compared to approximately $11,745,000 for the nine-months ended September 30, 2012, a decrease of approximately $3,472,000 or 29.6%. Net sales of the Company’s test and measurement products for the three-months ended September 30, 2013 were approximately $2,519,000 as compared to approximately $4,298,000 for the three-months ended September 30, 2012, a decrease of approximately $1,779,000 or 41.2%. Net sales of test and measurement products accounted for approximately 34% and 55% of net consolidated sales for the nine-months periods ended September 30, 2013 and 2012, respectively. Net sales of test and measurement products accounted for approximately 29% and 58% of net consolidated sales for the three-months ended September 30, 2013 and 2012, respectively. The decrease in sales for our test and measurement segment was primarily due to decreased volume in peak power meter orders as a result of the Company’s completion of a large government contract in 2012 and decreased order flow from prime defense contractors due to sequestration.

Gross profit on net consolidated sales for the nine-months ended September 30, 2013 was approximately $11,636,000 or 47.9% as compared to approximately $10,645,000 or 49.8% of net consolidated sales for the nine-months ended September 30, 2012. Gross profit on net consolidated sales for the three-months ended September 30, 2013 was approximately $4,235,000 or 48.2% as compared to approximately $3,700,000 or 50.1% of net consolidated sales for the three-months ended September 30, 2012.

Gross profit margins are lower for the three and nine-months ended September 30, 2013 as compared to the same periods of the previous year primarily due to a shift in segment revenue contribution and mix of product sold. The test and measurement segment typically provides for higher gross margins than the network solutions segment. Therefore, the decline in test and measurement sales, as a percentage of consolidated sales, resulted in a decrease in overall consolidated gross margins. Furthermore, test and measurement gross margins were slightly lower due to reduced sales volumes during the three and nine-month periods ended September 30, 2013. As a result, the overall blended gross profit margins declined by approximately 2% for both periods ended September 30, 2013. Additionally, during the three-months ended September 30, 2012, the Company received payment on an insurance claim in the amount of approximately $104,000 positively affecting gross profit margins for the periods ended 2012.

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

Consolidated operating expenses for the nine-months ended September 30, 2013 were approximately $10,103,000 or 42% of net consolidated sales as compared to approximately $8,711,000 or 41% of net consolidated sales for the nine-months ended September 30, 2012. Consolidated operating expenses were higher for the nine-months ended September 30, 2013 due to an increase in consolidated general and administrative expenses of approximately $1,148,000, an increase in consolidated sales and marketing expenses of approximately $176,000 and an increase in consolidated research and development expenses of approximately $68,000. Consolidated operating expenses for the three-months ended September 30, 2013 were approximately $3,664,000 or 42% of net consolidated sales as compared to approximately $2,927,000 or 40% of net consolidated sales for the three-months ended September 30, 2012. Consolidated operating expenses were higher for the three-months ended September 30, 2013 due to an increase in consolidated general and administrative expenses of approximately $622,000, an increase in consolidated sales and marketing expenses of approximately $67,000 and an increase in consolidated research and development expenses of approximately $48,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in consolidated general and administrative expenses for the three and nine-months ended September 30, 2013 was primarily due to an increase in corporate legal and consulting fees of approximately $215,000 and $572,000, respectively, in connection with the Company’s pursuit of strategic opportunities and an increase in non-cash stock based compensation charges of approximately $225,000 and $261,000, respectively, due to the acceleration of amortization related to performance-based stock options and amortization of outstanding restricted common stock. For the three and nine-months ended September 30, 2013, consolidated research and development expenses increased primarily due to an increase in salaries in our network solutions segment of approximately $69,000 and $209,000, respectively, partially offset by a decrease in salaries in our test and measurement segment of approximately $14,000 and $101,000, respectively. The Company hired new engineering personnel in May 2012 and March 2013 in support of its growing network solutions segment.

Consolidated sales and marketing expenses increased for the three and nine-months ended September 30, 2013 primarily due to higher non-employee sales commissions in our network solutions segment of approximately $147,000 and $364,000, respectively, and higher salaries expense of approximately $99,000 and $276,000, respectively, due to the hiring of sales and marketing personnel in support of our network solution segment, partially offset by lower non-employee sales commissions in our test and measurement segment of approximately $126,000 and $264,000, respectively.

Interest expense, net of interest income derived from the Company’s cash investment account, decreased by approximately $34,000 and $37,000 for the three and nine-months ended September 2013, respectively, as compared to the corresponding periods of the previous year. The decrease in interest expense is due to the repayment of the mortgage loan during the three-months ended September 30, 2013. Substantially all of the Company’s cash is invested in money market funds.

Other income, net of other non-operating expense, increased by approximately $174,000 and $355,000 for the three and nine-months ended September 30, 2013, respectively, as compared to the corresponding periods of the previous year. The increase in other income was primarily due to a net realized gain on the sale of the Mahwah Building of approximately $188,000 for the three and nine-months ended September 30, 2013 and the recording of a realized gain of approximately $162,000 on the sale of an investment security during the nine-months ended September 30, 2013.

For the nine-months ended September 30, 2013 and 2012, the Company realized a tax benefit of approximately $585,000 and $249,000, respectively. For the three-months ended September 30, 2013 and 2012, the Company realized a tax benefit of approximately $358,000 and $129,000, respectively. For all periods, the tax benefit was primarily due to a decrease in the Company’s deferred tax asset valuation allowance, partially offset by a provision for state income taxes. The Company analyzes its deferred tax asset on a quarterly basis and adjusts the deferred tax asset valuation allowance based on its rolling five year projection of estimated taxable income.

For the nine-months ended September 30, 2013, the Company realized net income of approximately $2,494,000 or $0.10 income per share on a basic and diluted basis, as compared to net income of approximately $2,166,000 or $0.09 income per share on a basic and diluted basis for the corresponding period of the previous year, an increase of approximately $328,000 or $0.01 per diluted share. For the three-months ended September 30, 2013, the Company realized net income of approximately $1,090,000 or $0.05 income per share on a basic basis or $0.04 income per share on a diluted basis, as compared to net income of approximately $855,000 or $0.04 income per share on a basic basis or $0.03 income per share on a diluted basis for the corresponding period of the previous year, an increase of approximately $235,000, or $0.01 per basic and diluted share. The increases were primarily due to the analysis discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has increased by approximately $1,810,000 to approximately $28,326,000 at September 30, 2013, from approximately $26,516,000 at December 31, 2012. At September 30, 2013 and December 31, 2012, the Company had a current ratio of 12.7 to 1 and 6.0 to 1, respectively.

The Company had cash and cash equivalents of approximately $14,170,000 at September 30, 2013, compared to approximately $12,970,000 at December 31, 2012. During the nine-months ended September 30, 2013, the Company repurchased 174,741 shares of its outstanding common stock at a cost of approximately $229,000. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of a former wholly-owned subsidiary in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and as a result, will increase the Company’s liquidity as cash needed to pay Federal income taxes will be substantially reduced. A majority of the valuation allowance, or $7,012,134, relates to the Company’s foreign net operating loss carryforward which is unlikely to be realized in future periods. The balance of the valuation allowance, or $1,220,353, relates to the Company’s domestic net operating loss carryforward, which is evaluated for realization on a quarterly basis, as well as other timing differences.

The Company realized cash from operating activities of approximately $886,000 for the nine-month period ending September 30, 2013. The primary source of this cash was due to net income from operations for the nine-month period and a decrease in prepaid expenses and other assets, partially offset by an increase in inventory, a decrease in accounts payable, accrued expenses and other current liabilities and an increase in accounts receivable.

The Company realized cash from operating activities of approximately $1,305,000 for the nine-month period ending September 30, 2012. The primary source of this cash was due to net income from operations for the nine-month period, as well as an increase in accounts payable, accrued expenses and other current liabilities, partially offset by an increase in inventory, an increase in accounts receivable and an increase in prepaid expenses and other assets.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

The Company’s inventory has increased by approximately $527,000 to approximately $8,817,000 at September 30, 2013, from approximately $8,290,000 at December 31, 2012. The Company has increased its inventory levels in order to meet strong demand for the Company’s network solutions products, as evidenced by its increasing sales order backlog.

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

Net cash provided by investing activities for the nine-months ended September 30, 2013 was approximately $3,204,000. The source of this cash was due to proceeds from the sale of the Mahwah Building and proceeds from the sale of a non-marketable security, offset by capital expenditures. Net cash used for investing activities for the nine-months ended September 30, 2012 was approximately $294,000. The use of these funds was for capital expenditures.

Cash used for financing activities for the nine-months ended September 30, 2013 was approximately $2,889,000. The use of these funds was for the final payment on a mortgage note, the acquisition of treasury stock and periodic payments on a capital lease. Cash used for financing activities for the nine-months ended September 30, 2012 was approximately $638,000. The use of these funds was for the acquisition of treasury stock and periodic payments on a mortgage note.

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2013, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability.

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

On August 1, 2013, the Company was awarded a contract with the Federal Aviation Administration to supply RF Peak Power Meters in support of the Common Route Surveillance Radar (“CARSR”) installations. The total order value of the product to be sold under the contract is approximately $1,100,000 and a considerable portion of the order is expected to be realized over fiscal years 2013 and 2014.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not repurchase shares under its stock repurchase program during the quarter ended September 30, 2013. The maximum number of shares that may yet be repurchased under the plan is 1,222,098.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Form of Stock Option Agreement under the Company’s 2012 Incentive Compensation Plan

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements. (1)

(1)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: November 14, 2013	/S/ Paul Genova
Paul Genova
Chief Executive Officer

Date: November 14, 2013	/S/ Robert Censullo
Robert Censullo
Chief Financial Officer
26

EXHIBIT LIST

Exhibit No.	Description

10.1	Form of Stock Option Agreement under the Company’s 2012 Incentive Compensation Plan

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements. (1)

(1)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
27