Form 10-K
period 2013-12-31
WIRELESS TELECOM GROUP INC
filed 2014-03-31
CIK 878828

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to

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

Yes ☐     No ☒

The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE MKT on June 30, 2013: $24,596,787

Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 19, 2014: 24,033,231

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual report on Form 10-K.

PART I

Item 1.	Business

Wireless Telecom Group, Inc., a New Jersey corporation (“we”, “us” or the “Company”), designs and manufactures radio frequency (“RF”) and microwave-based products for wireless and advanced communications industries and currently markets its products and services worldwide under the Boonton, Microlab and Noisecom® brands. Our complementary suite of high performance instruments and components includes peak power meters, signal analyzers, RF passive components and integrated subsystems, noise modules and precision noise generators. The Company serves both commercial and government markets with workflow-oriented, built-for-purpose solutions in distributed antenna systems (“DAS”), cellular/mobile, WiFi, WiMAX, private mobile radio, satellite, cable, radar, avionics, medical, and computing applications. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name, Noise Com, Inc., and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc. The corporate website address is www.wtcom.com.

The Company presents its operations in two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of Microlab. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom.

Sales by reportable segment for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Network solutions	$22,031,549	$14,334,095
Test and measurement	11,793,524	15,260,449
	$33,825,073	$29,594,544

Additional financial information on the Company’s reportable segments for each of the last two years is included in the Company’s Notes to the consolidated financial statements (see Note 7, “Segment and Related Information”) included in Item 8 herein.

Market

Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products and electronic testing and measurement instruments and passive components to various customers. Approximately 86% and 76% of the Company’s consolidated sales in fiscal 2013 and 2012, respectively, were derived from commercial customers. The remaining consolidated sales (approximately 14% and 24%, respectively) were comprised of sales made to the United States government (particularly the armed forces) and prime defense contractors.

Products

The Company, through its Microlab subsidiary, designs and manufactures a wide selection of RF passive components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets, particularly for DAS, the in-building wireless solutions industry, radio base-station market and medical equipment sector. Microlab’s passive RF components share unique capabilities in the area of broadband frequency coverage, minimal loss and low Passive Intermodulation (“PIM”).

Microlab product offerings include: neutral host DAS and co-siting combiner solutions, hybrid couplers and hybrid matrices, cross band couplers, attenuators, RF terminations, RF power splitter and diplexers, as well as RF combiners and broadband combiner boxes for in-building DAS deployments.

The Company, through its Boonton subsidiary, designs and produces electronic test and measurement equipment including power meters, voltmeters, capacitance meters, audio and modulation meters, portable passive intermodulation test equipment for field-based testing of cellular transmission signals and accessory products.

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

The Company’s products have extended useful lives and the Company provides recalibration services for its instrument products to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 4% of consolidated sales for each of the years 2013 and 2012.

Marketing and Sales

As of March 28, 2014, the Company’s in-house marketing and sales force consisted of twenty-three individuals. The Company promotes the sale of its products to customers and manufacturers’ representatives through its web-site, product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions.

The Company’s products are sold globally through its in-house sales people and by over one hundred manufacturers’ representatives and distributors (the Company’s channel partners). Generally, our channel partners do not stock inventories of the Company’s products. Channel partners accounted for 75% and 74% of the Company’s consolidated sales for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, no channel partner accounted for more than 10% of total consolidated sales. The Company does not believe that the loss of any single channel partner would have a material adverse affect on its business.

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

For each of the years 2013 and 2012, one customer accounted for 11% of total consolidated sales. The Company’s largest customers vary from year to year. Accordingly, while the complete loss of any large customer or substantial reduction of sales to such customers could have a material adverse affect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse affect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse affect on its business.

Regional consolidated sales from operations for fiscal 2013 were made to customers in the Americas ($26,760,912 or 79% of total consolidated sales), Europe, Middle East and Africa ($4,434,037 or 13% of total consolidated sales) and Asia Pacific ($2,630,124 or 8% of total consolidated sales).

Research and Development

The Company currently maintains an engineering staff (twenty-one individuals as of March 28, 2014) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures for operations include the cost of engineering services and engineering support personnel and were approximately $2,645,000 and $2,524,000 for the years ended December 31, 2013 and 2012, respectively.

Competition

The Company competes against many companies, which utilize similar technology to that of the Company, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than the Company. Some of these companies include Agilent Technologies, Inc., Rhode & Schwartz GmbH & Co. KG, Anritsu Corporation, Kathrein, Commscope, Westell Technologies, Inc. and Aeroflex Holding Corp. The Company competes by having a niche in several product areas where it capitalizes on its expertise in manufacturing products with unique specifications.

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

Backlog

The Company’s consolidated backlog of firm orders shippable in the next twelve months was approximately $3,200,000 at December 31, 2013, compared to approximately $2,200,000 at December 31, 2012. It is anticipated that the majority of the backlog orders at December 31, 2013 will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s inventory policy stresses maintaining substantial raw materials in order to lessen its dependency on third party suppliers and to improve its capacity to facilitate production. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company’s operations. For the years ended 2013 and 2012, no third-party supplier accounted for more than 11% and 8% of the Company’s total consolidated inventory purchases, respectively.

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

Intellectual Property

Proprietary information and know-how are important to the Company’s commercial success. The trademarks “Boonton” and “Noise Com” are registered in the United States Patent and Trademark Office. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information of the Company. Certain key employees have signed confidentiality and non-competition agreements regarding the Company’s proprietary information.

The Company believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

REGULATION

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

In 1982, the Company and the NJDEP agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Overall data from testing in March 2013 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations.

Expenditures incurred by the Company during the year ended December 31, 2013 in connection with the site amounted to approximately $51,000. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

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

Employees

As of March 28, 2014, the Company had 115 full-time employees, including its officers, 60 of whom are engaged in manufacturing and repair services, 11 in administration and financial control, 21 in engineering and research and development, and 23 in marketing and sales.

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

In 1982, the Company and the NJDEP agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Overall data from testing in March 2013 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations.

Expenditures incurred by the Company during the year ended December 31, 2013 in connection with the site amounted to approximately $51,000. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

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

Certain of our products and international sales may be subject to ITAR, EAR, Foreign Corrupt Practices Act and other U.S. and foreign government laws, regulations, policies and practices, which may adversely affect our business, results of operations and financial condition.

Our international sales, for which we also use foreign representatives and consultants, are subject to U.S. laws, regulations and policies, including the ITAR and the Foreign Corrupt Practices Act and other export laws and regulations, as well as foreign government laws, regulations and procurement policies and practices which may differ from the U.S. Government regulations in this regard. The ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications.

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

We are also subject to the EAR. The EAR regulates the export of certain “dual use” items and technologies and, in some instances, requires a license from the U.S. Department of Commerce. We can give no assurance that under either the ITAR or the EAR we will continue to be successful in obtaining the necessary licenses and authorizations or that certain sales will not be prevented or delayed.

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

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. However, other than the severance agreements we entered into with Mr. Genova, Chief Executive Officer, Mr. Debold, Vice President of Global Sales and Marketing, and Mr. Censullo, Chief Financial Officer, we currently do not have any employment agreements with any of our executive officers. Although we have severance agreements with Messrs. Genova, Debold and Censullo, we cannot provide assurance that any named executive officer, or any of our other executive officers, will remain employed by us. Moreover, the design and manufacture of our products require substantial technical capabilities in many disparate disciplines, from engineering, mechanics and computer science to electronics and mathematics. We believe that the continued employment of key members of our technical and sales staffs will be important to us but, as with our executive officers, we cannot assure you that they will remain employed by us.

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

Our information technology, or IT, systems are an integral part of our business. We depend on our IT systems for scheduling, sales order entry, purchasing, materials management, accounting, and production functions. Our IT systems also allow us to ship products to our customers on a timely basis, maintain cost-effective operations and provide a high level of customer service. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities. A serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

Investcorp Technology Ventures, L.P., beneficially owns approximately 27% of the outstanding shares of our common stock as of March 28, 2014. Such stockholder has significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, this stockholder exercises substantial influence over all major decisions, including major corporate actions such as mergers and other business combinations or transactions which could result in or prevent a change of control of the Company. Accordingly, other stockholders’ abilities to influence us through voting their shares may be limited or the market price of our shares may be adversely affected.

Our stock price is volatile and the trading volume in our common stock is less than that of other larger companies in the wireless and advanced communications industries.

The market price of our Common Stock has experienced significant volatility and may continue to be subject to rapid swings in the future. From January 1, 2012 to March 19, 2014, the trading prices of our stock have ranged from $1.01 to $3.78 per share. There are several factors which could affect the price of our Common Stock, including some of which are announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for our products, and the entrance of additional competitors into our markets.

Although our Common Stock is listed for trading on the NYSE MKT, the trading volume in our Common Stock is less than that of other, larger companies in the wireless and advanced communications industries. Traditionally, the trading volume of our Common Stock has been limited. For example, for the 30 trading days ending on February 28, 2014, the average daily trading volume was approximately 187,000 shares per day and ranged from between approximately 30,000 shares per day and approximately 495,000 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our Common Stock at any given time. Because of our limited trading volume, holders of our Common Stock may not be able to sell quickly any significant number of such shares, and any attempted sales of a large number of our shares will likely have a material adverse impact on the price of our Common Stock.

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

The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs. However, should current global economic conditions deteriorate, additional working capital financing may be required which may be difficult to obtain due to restrictive credit markets.

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

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant. On February 25, 2014, the Company entered into an agreement to extend the building lease term for an additional six months through March 31, 2015. The lease term can be renewed at the Company’s option for one five-year period at fair market value to be determined at term expiration. The current minimum monthly base rent payment remains at approximately $29,000.

The Company owned a 44,000 square foot facility located in Mahwah, New Jersey (the “Mahwah Building”) which was leased to an unrelated third party. On July 26, 2012, the tenant exercised its exclusive option to purchase the Mahwah Building and, on August 1, 2013, the Company closed on the sale.

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

2013 Fiscal Year	High	Low

1st Quarter	$1.56	$1.20

2nd Quarter	$2.08	$1.41

3rd Quarter	$2.05	$1.42

4th Quarter	$2.50	$1.75

2012 Fiscal Year

1st Quarter	$1.29	$1.12

2nd Quarter	$1.30	$1.01

3rd Quarter	$1.34	$1.18

4th Quarter	$1.28	$1.14

On March 19, 2014, the closing price of the common stock of the Company as reported was $2.68. On March 19, 2014, the Company had 442 stockholders of record. These stockholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2013, the Company did not repurchase any shares under its stock repurchase program. The maximum number of shares remaining eligible for repurchase under the plan is 1,222,098.

Equity Compensation Plan Information

Set forth below is certain aggregated information with respect to (i) equity compensation plans that have been previously approved by the Company’s stockholders and (ii) plans not approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	3,037,000	$1.64	746,304

Equity compensation plans not approved by security holders	—	—	—

Total	3,037,000	$1.64	746,304

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company discloses its operations in two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of Microlab. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom. Additional financial information on the Company’s reportable segments for each of the last two years is included in Note 7 to the Company’s consolidated financial statements included in Item 8 herein.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012 (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2013 and 2012; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012.

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

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. As of December 31, 2013 and 2012, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2013 and 2012, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

The Company’s goodwill balance of $1,351,392 at December 31, 2013 and 2012 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarters of 2013 and 2012 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value.

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

Results of Operations

Year Ended December 31, 2013 Compared to 2012

Net consolidated sales for the year ended December 31, 2013 were $33,825,073 as compared to $29,594,544 for the year ended December 31, 2012, an increase of $4,230,529 or 14.3%. This increase was primarily the result of strong demand throughout 2013 for the Company’s network solutions products, particularly for use in DAS. In 2013, the Company experienced strong order activity in its network solutions segment due to commercial infrastructure development in support of ongoing DAS deployments and upgrades.

Net sales of the Company’s network solutions products for the year ended December 31, 2013 were $22,031,549 as compared to $14,334,095 for the year ended December 31, 2012, an increase of $7,697,454 or 53.7%. Net sales of network solutions products accounted for 65.1% and 48.4% of net consolidated sales for the years ended December 31, 2013 and 2012, respectively. The increase in sales during 2013 was primarily due to the Company’s growing participation in the DAS market through supply of its passive microwave components.

Net sales of the Company’s test and measurement products for the year ended December 31, 2013 were $11,793,524 as compared to $15,260,449 for the year ended December 31, 2012, a decrease of $3,466,925 or 22.7%. Net sales of test and measurement products accounted for 34.9% and 51.6% of net consolidated sales for the years ended December 31, 2013 and 2012, respectively. The decrease in sales for 2013 was primarily due to lower order volume during 2013 as a result of the Company’s completion of a large government contract in 2012 as well as decreased order flow from prime defense contractors due to sequestration.

The Company’s gross profit on consolidated net sales for the year ended December 31, 2013 was $16,128,350 or 47.7% as compared to $14,776,797 or 49.9% as reported in the previous year. Gross profit percentage was lower in 2013 compared to 2012 primarily due to a shift in segment revenue contribution and mix of product sold. The Company’s test and measurement segment typically provides for higher gross margins then the network solutions segment. Therefore, the decline in test and measurement sales, as a percentage of consolidated sales, resulted in a decrease in overall consolidated gross margins. Further compounding the effects of segment product mix on gross profit, test and measurement gross margins were lower in 2013 due to reduced test and measurement sales volumes as described in the preceding paragraph. As a result, overall blended gross profit margins declined by approximately 2% for 2013 as compared to 2012.

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

Operating expenses for the year ended December 31, 2013 were $13,932,587 or 41.0% of consolidated net sales as compared to $12,019,179 or 40.6% of consolidated net sales for the year ended December 31, 2012. For the year ended December 31, 2013 as compared to the prior year, operating expenses increased by $1,913,408 or 15.9%. Operating expenses are higher in 2013 due to an increase in general and administrative expenses of $1,462,445, an increase in sales and marketing expenses of $254,923 and an increase in research and development expenses of $121,040. The increase in general and administrative expense is primarily due to an increase in corporate legal and consulting fees of $728,558 incurred in connection with the Company’s ongoing strategic review, an increase in non-cash stock-based compensation charges of $436,698 due to the acceleration of amortization related to performance-based stock options and amortization of restricted common stock, and an increase in bad debt expense of $166,542. Since the second quarter of 2012, the Company has been conducting a strategic review including capital allocation strategies which has required considerable involvement from the Company’s outside legal counsel and consulting firms. Although the Company’s strategic review is ongoing, management expects professional fees to decrease significantly going forward. Research and development expenses were higher in 2013 primarily due an increase in salaries in our network solutions segment of $275,672, partially offset by a decrease in salaries in our test and measurement segment of $110,854. Sales and marketing expenses were higher in 2013 primarily due to higher non-employee sales commissions in our network solutions segment of $426,309 and higher salaries expense of $392,159 due to the hiring of sales and marketing personnel in support of our network solutions segment, partially offset by lower non-employee sales commissions and lower salaries in our test and measurement segment in the amount of $268,347 and $229,591, respectively.

Interest expense, net of interest income derived from the Company’s cash investment account, decreased by $86,998 for the year ended December 31, 2013 as compared to the previous year. The decrease in interest expense is due to the repayment of the mortgage loan in August 2013 associated with the sale of the Mahwah Building. Substantially all of the Company’s cash is invested in money market funds.

Other income, net of other non-operating expense, increased by $260,360 for the year ended December 31, 2013 as compared to the previous year. The increase in other income was primarily due to a net realized gain on the sale of the Mahwah Building of $188,403 and the recording of a realized gain on the sale of an investment security of $161,500 in 2013, partially offset by lower rental income of $160,830 due to the sale of the Mahwah Building in 2013.

For the years ended December 31, 2013 and 2012, the Company realized a tax benefit of $1,275,659 and $389,763, respectively. For both years, the tax benefit was primarily due to a decrease in the Company’s deferred tax asset valuation allowance, partially offset by a provision for state income taxes. In 2013 and 2012, the Company analyzed its deferred tax asset on a quarterly basis and adjusted the deferred tax valuation allowance based on its projection of estimated taxable income. Based on this analysis, coupled with the Company’s history of generating taxable income and utilizing its domestic net operating loss carryforward, management determined it is more likely than not that the Company’s deferred tax assets will be fully realized. Accordingly, the associated valuation allowance on the Company’s net operating losses has been reduced to zero. The adjustments to the valuation allowance had a significant impact on the Company’s effective tax rates. The Company will continue to evaluate the need for a valuation allowance against this tax asset and will adjust the valuation allowance as deemed appropriate.

Net income was $3,842,200 or $0.16 per share on a diluted basis for the year ended December 31, 2013 as compared to net income of $3,170,801 or $0.13 per share on a diluted basis for the year ended December 31, 2012, an increase of $671,399 or $0.03 per diluted share. The increase was primarily due to the analysis discussed above.

Liquidity and Capital Resources

The Company’s working capital has increased by $2,689,432 to $29,205,447 at December 31, 2013, from $26,516,015 at December 31, 2012. At December 31, 2013 and 2012, respectively, the Company’s current ratio was 10.4 to 1 and 6.0 to 1.

The Company had cash and cash equivalents of $16,599,249 at December 31, 2013, compared to a balance of $12,969,513 at December 31, 2012. In 2013, the Company repurchased 174,741 shares of its outstanding common stock at a cost of $229,350. The Company believes its current level of cash is sufficient to fund the current operating, investing and financing activities.

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of a former wholly-owned subsidiary in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and as a result will increase the Company’s liquidity as cash needed to pay Federal income taxes will be substantially reduced. As of December 31, 2013, the remaining balance of the valuation allowance of $7,012,134 relates to the Company’s foreign net operating loss carryforwards which is unlikely to be realized in future periods.

Operating activities provided $3,497,090 in cash for the year ended December 31, 2013. For the year ended December 31, 2012, operating activities provided $2,179,280 in cash flows. For 2013, cash provided by operations was primarily due to income from operations, an increase in accounts payable, accrued expenses and other current liabilities, a decrease in accounts receivable and a decrease in inventories, partially offset by an increase in prepaid expenses and other assets. For 2012, cash provided by operations was primarily due to income from operations and an increase in accounts payable, accrued expenses and other current liabilities, partially offset by increases in accounts receivable, inventory and prepaid expenses and other assets.

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

Net cash provided by investing activities for the year ended December 31, 2013 was $3,052,019. The source of this cash was due to proceeds from the sale of the Mahwah Building and proceeds from the sale of a non-marketable security, offset by capital expenditures. Net cash used for investing activities for the year ended December 31, 2012 was $447,900. The use of cash was for capital expenditures.

Financing activities used $2,919,373 in cash for the year ended December 31, 2013. The use of these funds was for the final payment on a mortgage note, the acquisition of treasury stock and periodic payments on an equipment lease. Financing activities used $851,649 in cash for the year ended December 31, 2012. The use of these funds was for the repurchase of treasury stock and periodic payments on the mortgage note for the Mahwah Building.

	Table of Contractual Obligations
			Payments by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years

Facility Leases	$428,438	$342,750	$85,688	$—
Operating and Equipment leases	313,561	63,775	191,325	58,461
	$741,999	$406,525	$277,013	$58,461

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and any short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of December 31, 2013, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. Since the credit facility is based upon our current investment balance, borrowing availability has declined over time due to the Company’s funding of its stock repurchases. The Company has no current plans to borrow from this credit facility as it believes cash generated from operations will adequately meet near-term working capital requirements.

From time to time, the Company has pursued, and may continue to pursue, strategic opportunities including potential acquisitions, mergers, divestitures or other activities which may require the Company to use part or all of its cash reserves, enter into credit arrangements or issue shares of its common stock or other securities. The Company incurs costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

On August 1, 2013, the Company was awarded a contract with the Federal Aviation Administration to supply RF Peak Power Meters in support of the Common Route Surveillance Radar (“CARSR”) installations. The total order value of the product to be sold under the contract is approximately $1,100,000 with a considerable portion of the order, approximately $800,000, expected to be realized over fiscal year 2014. Additionally, on March 3, 2014, the Company received a significant order from one of its customers to supply its Low PIM Attenuators. The total order value of the product to be sold under the purchase order is approximately $1,800,000 with a majority of the revenue expected to be realized in 2014.

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

Recent Accounting Pronouncements Affecting the Company

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This ASU was effective for the Company beginning January 1, 2013. The adoption of this ASU did not have a material impact on its consolidated financial statements.

The Company does not believe there are any other recently issued, but not yet effective accounting pronouncements, if adopted, that would have a material effect on the accompanying consolidated financial statements.

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

The response to this item is submitted in a separate section of this report. See the Consolidated Financial Statements and accompanying notes set forth below.

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 1992 criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2014 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 11.	Executive Compensation

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2014 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2014 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2014 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 14.	Principal Accountant Fees and Services

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2014 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the Two Years in the Period ended December 31, 2013
Consolidated Statements of Changes in Shareholders’ Equity for the Two Years in the Period ended December 31, 2013
Consolidated Statements of Cash Flows for the Two Years in the Period ended December 31, 2013
Notes to Consolidated Financial Statements
All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(2)	Exhibits

	3.1	Certificate of Incorporation, as amended (1)

	3.2	Amended and Restated By-laws (7)

	3.3	Amendment to the Certificate of Incorporation (2)

	3.4	Amendment to the Certificate of Incorporation (3)

	4.2	Form of Stock Certificate (1)

	10.1	Summary Plan Description of Profit Sharing Plan of the Registrant (1)

	10.2	Amendment to Registrant’s Incentive Stock Option Plan and related agreement (3)

	10.3	Wireless Telecom Group, Inc. 2000 Stock Option Plan (4)

	10.8	Amended and Restated Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Paul Genova (8)

	10.9	Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc, and Joseph Debold (8)

	10.10	2012 Incentive Compensation Plan of Wireless Telecom Group, Inc (6)

	10.11	Form of Restricted Stock Award Agreement under 2012 Incentive Compensation Plan (8)

	10.12	Severance Agreement, dated June 14, 2013, between Wireless Telecom Group, Inc. and Robert Censullo (9)

	10.13	Form of Stock Option Agreement under the Company’s 2012 Incentive Compensation Plan (10)

	14	Code of Ethics (5)

	21.1	List of subsidiaries

	23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, a division of O’Connor Davies, LLP) filed herewith as Exhibit 23.1

	31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. section 1350

	32.2	Certification pursuant to 18 U.S.C. section 1350

101	The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in shareholders’ equity, and (v) the notes to the consolidated financial statements. (11)
28

* All exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-18
(File No.33-42468-NY) and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.
(4)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.
(5)	Filed as exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.
(6)	Filed as Annex A to the Definitive Proxy Statement of the Company filed on April 30, 2012 and incorporated by reference herein.
(7)	Filed as exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, filed with the Commission on October 15, 2012 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 1, 2013 and incorporated by reference herein.
(9)	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated by reference herein.
(10)	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 14, 2013, and incorporated by reference herein.
(11)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Securities 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
29

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 31, 2014	By:	/s/ Paul Genova
Paul Genova
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glenn Luk	Chairman of the Board	March 31, 2014
Glenn Luk

/s/ Paul Genova	Chief Executive Officer	March 31, 2014
Paul Genova

/s/ Robert Censullo	Chief Financial Officer	March 31, 2014
Robert Censullo

/s/ Henry Bachman	Director	March 31, 2014
Henry Bachman

/s/ Joseph Garrity	Director	March 31, 2014
Joseph Garrity

/s/ Anand Radhakrishnan	Director	March 31, 2014
Anand Radhakrishnan

/s/ Alan Bazaar	Director	March 31, 2014
Alan Bazaar
30

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Wireless Telecom Group, Inc.

Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF O’Connor Davies

a division of O’Connor Davies, LLP

March 28, 2014

New York, NY

F - 2

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

-ASSETS-
	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$16,599,249	$12,969,513
Accounts receivable - net of allowance for doubtful accounts of $135,742 and $57,333 for 2013 and 2012, respectively	5,357,769	5,676,015
Inventories	8,169,276	8,289,635
Deferred income taxes - current	1,462,552	1,127,553
Prepaid expenses and other current assets	720,229	588,726
Assets held for sale	—	3,179,002
TOTAL CURRENT ASSETS	32,309,075	31,830,444

PROPERTY, PLANT AND EQUIPMENT - NET	1,609,427	1,266,692

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes – non-current	7,454,935	6,084,042
Other assets	712,202	697,054
TOTAL OTHER ASSETS	9,518,529	8,132,488

TOTAL ASSETS	$43,437,031	$41,229,624

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable	$1,459,594	$1,258,426
Accrued expenses and other current liabilities	1,523,931	1,426,788
Equipment lease payable – current	120,103	—
Current portion of mortgage payable	—	2,629,215
TOTAL CURRENT LIABILITIES	3,103,628	5,314,429

LONG TERM LIABILITIES:
Equipment lease payable	59,296	—

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,232,557 and 29,012,557 shares issued, 24,033,231 and 23,987,972 shares outstanding, respectively	292,326	290,126
Additional paid-in capital	38,970,783	38,226,921
Retained earnings	10,700,020	6,857,820
Treasury stock, at cost – 5,199,326 and 5,024,585 shares, respectively	(9,689,022)	(9,459,672)
	40,274,107	35,915,195

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,437,031	$41,229,624

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,
	2013	2012

NET SALES	$33,825,073	$29,594,544

COST OF SALES	17,696,723	14,817,747

GROSS PROFIT	16,128,350	14,776,797

OPERATING EXPENSES
Research and development	2,645,070	2,524,030
Sales and marketing	4,858,239	4,603,316
General and administrative	6,429,278	4,891,833
TOTAL OPERATING EXPENSES	13,932,587	12,019,179

OPERATING INCOME	2,195,763	2,757,618

OTHER (INCOME) EXPENSE
Interest expense - net	114,193	201,191
Other (income) – net	(484,971)	(224,611)
TOTAL OTHER (INCOME) EXPENSE	(370,778)	(23,420)

INCOME FROM OPERATIONS BEFORE (BENEFIT) FROM INCOME TAXES	2,566,541	2,781,038

(BENEFIT) FROM INCOME TAXES	(1,275,659)	(389,763)

NET INCOME	$3,842,200	$3,170,801

INCOME PER COMMON SHARE:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,935,486	24,258,853
Diluted	24,534,162	24,632,755

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock	Additional Paid- in-Capital	Retained Earnings	Treasury Stock at Cost	Total

BALANCE AT DECEMBER 31, 2011	$288,839	$37,918,844	$3,687,019	$(8,681,720)	$33,212,982

Net income	—	—	3,170,801	—	3,170,801

Shares issued under restricted stock plan	1,287	(1,287)	—	—	—

Stock compensation expense	—	309,364	—	—	309,364

Repurchase of treasury stock	—	—	—	(777,952)	(777,952)

BALANCE AT DECEMBER 31, 2012	$290,126	$38,226,921	$6,857,820	$(9,459,672)	$35,915,195

Net income	—	—	3,842,200	—	3,842,200

Shares issued under restricted stock plan	2,200	(2,200)	—	—	—

Stock compensation expense	—	746,062	—	—	746,062

Repurchase of treasury stock	—	—	—	(229,350)	(229,350)

BALANCE AT DECEMBER 31, 2013	$292,326	$38,970,783	$10,700,020	$(9,689,022)	$40,274,107

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

	For the Year Ended December 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,842,200	$3,170,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	344,577	351,356
Stock compensation expense	746,062	309,364
Realized gain on sale of non-marketable security	(161,500)	—
Realized gain on sale of building	(188,403)	—
Deferred income taxes	(1,705,892)	(765,595)
Provision for (recovery of) doubtful accounts	78,409	(65,202)
Changes in assets and liabilities:
Accounts receivable	239,837	(940,183)
Inventories	120,359	(712,584)
Prepaid expenses and other assets	(86,489)	(58,262)
Accounts payable, accrued expenses and other current liabilities	267,930	889,585
Net cash provided by operating activities	3,497,090	2,179,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(504,400)	(447,900)
Proceeds from sale of non-marketable securities	162,500	—
Proceeds from sale of building	3,393,919	—
Net cash provided by (used for) investing activities	3,052,019	(447,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage note	(2,629,215)	(73,697)
Repayments on equipment lease payable	(60,808)	—
Repurchase of treasury stock	(229,350)	(777,952)
Net cash (used for) financing activities	(2,919,373)	(851,649)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,629,736	879,731

Cash and cash equivalents, at beginning of year	12,969,513	12,089,782

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$16,599,249	$12,969,513

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
Taxes	$290,194	$385,396
Interest	$115,103	$201,842

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital expenditures	$(240,206)	$—
Equipment lease payable	$240,206	$—

The accompanying notes are an integral part of these consolidated financial statements.

F - 6

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

Use of Estimates:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The most significant estimates and assumptions include management’s analysis in support of realization of the Company’s deferred tax asset, accounting for performance-based stock options, inventory reserves and allowance for doubtful accounts.

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

Concentrations of credit risk with respect to accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount. Credit risk is mitigated through collateral such as letters of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed independent of the Company’s sales team to ensure segregation of duties.

One customer accounted for 11% of the Company’s total consolidated sales for each of the years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, no customer represented 10% or more of the Company’s gross accounts receivable balance.

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

F - 7

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

The Company classifies investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. As of December 31, 2013, substantially all of the Company’s investments consisted of cash and cash equivalents.

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

Inventories:

Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses. Inventory carrying value is net of inventory reserves of $765,413 and $621,996 as of December 31, 2013 and 2012, respectively.

Inventories consist of:

	December 31,
	2013	2012
Raw materials	$5,028,743	$5,186,555
Work-in-process	470,983	390,188
Finished goods	2,669,550	2,712,892
	$8,169,276	$8,289,635

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

F - 8

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

The Company’s goodwill balance of $1,351,392 at December 31, 2013 and 2012 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarters of 2013 and 2012 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value.

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

Research and Development Costs:

Research and development costs are charged to operations when incurred. The amounts charged to operations for the years ended December 31, 2013 and 2012 were $2,645,070 and $2,524,030, respectively.

F - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Advertising Costs:

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $302,269 and $326,431 for the years ended December 31, 2013 and 2012, respectively.

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

The Company had historically analyzed its deferred tax asset on a quarterly basis and adjusted the deferred tax valuation allowance based on its rolling five-year projection of estimated taxable income, taking into consideration any limitations that may exist on its use of its net operating loss carryforwards. During the fourth quarter of 2013, the Company evaluated the realizability of its deferred tax asset and the need for a valuation allowance based upon the Company’s history of generating taxable income, analysis of expected future taxable income, as well as other factors deemed appropriate. As a result, management determined that the entire deferred tax asset is expected to be realized and accordingly has not provided a valuation allowance to its deferred tax asset on its domestic net operating losses.

F - 10

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

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. As of December 31, 2013 and 2012, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2013 and 2012, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

	Years Ended December 31,
	2013	2012
Weighted average number of common shares outstanding — Basic	23,935,486	24,258,853
Potentially dilutive stock options	598,676	373,902
Weighted average number of common and equivalent shares outstanding-Diluted	24,534,162	24,632,755

Common stock options are included in the diluted income (loss) per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented. The weighted average number of common stock options not included in diluted income (loss) per share, because the effects are anti-dilutive, was 2,481,748 and 1,904,792 for 2013 and 2012, respectively.

Subsequent events:

The Company has evaluated subsequent events and, except as described in Note 10, the Company has determined that there were no subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.

F - 11

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

Management does not believe there are any other recently issued, but not yet effective accounting pronouncements, if adopted, that would have a material effect on the accompanying consolidated financial statements.

Reclassifications:

Certain information from the prior year’s presentation has been reclassified to conform to the current year’s reporting presentation.

NOTE 2	-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, consists of the following:

	December 31,
	2013	2012
Machinery and equipment	$4,656,346	$4,031,389
Furniture and fixtures	110,444	108,431
Transportation equipment	157,677	141,190
Leasehold improvements	984,105	1,095,617
	5,908,572	5,376,627
Less: accumulated depreciation	4,299,145	4,109,935
	$1,609,427	$1,266,692

Depreciation expense of $344,577 and $351,356 was recorded for the years ended December 31, 2013 and 2012, respectively.

F - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 3	-	OTHER ASSETS:

Other assets consist of the following:

	December 31,
	2013	2012
Product demo assets	$653,436	$643,399

Security deposit	50,000	50,000
Miscellaneous	8,766	3,655
Total	$712,202	$697,054

NOTE 4	-	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2013	2012
Payroll and related benefits	$960,559	$803,134
Commissions	152,427	80,942
Goods received not invoiced	117,907	151,618
Professional fees	100,242	119,283
Sales and use tax	105,378	76,434
Warranty reserve	—	75,000
Accrued disposition costs	14,142	63,186
Other	73,276	57,191
Total	$1,523,931	$1,426,788

NOTE 5	-	SALE OF BUILDING:

On August 1, 2013, the Company closed on the sale of a property previously owned by the Company and located in Mahwah, New Jersey (the “Mahwah Building”) and repaid the existing mortgage loan payable on the building with the proceeds of the sale. As part of the terms of the sale, the Company was required to place $350,000 in escrow until certain conditions are met, as determined by the State of New Jersey. The Company expects the escrow amount to be released subsequent to the filing of its 2013 tax returns in mid-2014. The terms of the mortgage loan relating to the Mahwah Building required monthly payments of $23,750 applied to both principal and interest at the annual rate of 7.45%. As a result of the sale and the repayment of the mortgage loan, the Company recognized a gain of $188,403 and is no longer obligated to make any loan payments. At December 31, 2012, the Mahwah Building is included in Assets Held for Sale in the accompanying consolidated balance sheets at a carrying value of $3,179,002.

Included in the Company’s consolidated statement of operations, recorded as non-operating income, are certain income and expenses directly related to the Mahwah Building. The Company’s results of operations included rental income of $225,161 and $385,992 for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31 2013 and 2012, the Company’s results of operations included mortgage interest expense of $115,103 and $201,842 and building depreciation expenses of $0 and $66,698, respectively.

F - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY:

Incentive Compensation Plan:

On June 13, 2012, our shareholders approved the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”). The 2012 Plan replaced the Company’s Amended and Restated 2000 Stock Option Plan, as amended (the “Prior Plan”), under which no additional grants will be made. Under the 2012 Plan, the total number of shares of the Company’s common stock reserved and available for issuance under the 2012 Plan at any time is 2,000,000 shares, plus any shares subject to awards that have been issued under the Prior Plan that expire, are cancelled, or are terminated after June 13, 2012 without having been exercised in full and would have become available for subsequent grants under the Prior Plan. As of December 31, 2013, there were 746,304 shares available for issuance under the 2012 Plan. The 2012 Plan provides for the grant of Restricted Stock Awards, Non-Qualified Stock Options and Incentive Stock Options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success.

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

Restricted common stock awards:

On August 19, 2013, the Board of Directors approved the grant of performance-based restricted stock awards to certain employees of the Company, including its officers. On August 19, 2013, the Company entered into restricted stock agreements pursuant to which certain employees of the Company were awarded, collectively, up to 100,000 shares of the Company’s common stock at $1.77 per share, which represents the closing price of the Company’s common stock on the date of grant.

Under the terms of the restricted stock agreements, the awards will fully vest and become exercisable on the date on which the Board shall have determined that specific revenue and earnings performance targets have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the restricted stock agreements and the 2012 Plan), the restricted stock shall automatically vest as permitted by the 2012 Plan. As of December 31, 2013, the Company has not incurred expense relating to these performance-based stock awards as it is improbable that the performance targets will be achieved.

On June 12, 2013, certain members of the Company’s Board of Directors were each granted 20,000 shares of restricted common stock, 120,000 shares in total, at $1.51 per share, which represents the closing price of the Company’s common stock on the date of grant. These shares will vest on the date of the Company’s next annual meeting of shareholder’s to be held in June 2014, provided that the director’s service continues through the vesting date.

F - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY (Continued):

The following tables summarize the restricted common stock awards granted to certain directors, officers and employees of the Company during the years ended December 31, 2013 and 2012 under the 2012 Plan:

Year ended December 31, 2013	Number of Shares	Price per
Individuals	Granted	Granted Share	Vesting Date
Chief Executive Officer	42,000	$1.77	Performance based
Chief Financial Officer	11,000	$1.77	Performance based
V.P. of Sales and Marketing	26,000	$1.77	Performance based
Various Other Employees	21,000	$1.77	Performance based
Board of Directors	120,000	$1.51	Next Annual Meeting	(June 2014)
	220,000

Year ended December 31, 2012	Number of Shares	Price per
Individuals	Granted	Granted Share	Vesting Date
Chief Executive Officer	50,000	$1.15	June 13, 2012	(vested upon grant)
	26,957	$1.15	March 20, 2013
V.P. of Sales and Marketing	21,739	$1.15	March 20, 2013
Board of Directors	80,000	$1.15	June 13, 2012	(vested upon grant)
	80,000	$1.15	June 13, 2013
	258,696

During the year ended December 31, 2013, the Company repurchased 13,479 shares of restricted common stock from its Chief Executive Officer and 10,870 shares of restricted common stock from its V.P. of Sales and Marketing for $36,279, or $1.49 per share which represented the trading price at the date of repurchase. During the year ended December 31, 2012, the Company repurchased 23,334 shares of restricted common stock from its Chief Executive Officer for $26,834, or $1.15 per share which represented the trading price at the date of repurchase. In accordance with the terms of the 2012 Plan, the Compensation Committee of the Board of Directors authorized the Company to repurchase, upon vesting of the restricted stock, that certain number of shares necessary to allow such grantees to satisfy their personal tax liability associated with the vesting of such shares.

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plan, as of December 31, 2013 and 2012, and changes during the years ended December 31, 2013 and 2012 are presented below:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	90,000	$0.95

Forfeited	(90,000)	$0.95
Granted	258,696	$1.15
Vested	(130,000)	$1.15
Non-vested at December 31, 2012	128,696	$1.15

Forfeited	—	—
Granted	220,000	$1.63
Vested	(128,696)	$1.15
Non-vested at December 31, 2013	220,000	$1.63

For the years ended December 31, 2013 and 2012, the Company recorded compensation expense related to restricted common stock in the amount of $155,268 and $112,432, respectively.

F - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY (Continued):

As of December 31, 2013, the unearned compensation related to Company granted restricted common stock is $267,600 of which $90,600 will be amortized on a straight-line basis through the date of the Company’s next annual meeting to be held in June 2014, the vesting date. The remaining balance of $177,000 will begin to be amortized when it is determined that certain vesting conditions are probable of being achieved.

Performance-based stock option awards:

On August 19, 2013, the Board of Directors approved the grant of performance-based stock options to certain employees of the Company, including its officers. Accordingly, the Company entered into stock option agreements pursuant to which certain employees of the Company were awarded options to purchase, collectively, up to 950,000 shares of the Company’s common stock at an exercise price of $1.77 per share, which represents the closing price of the Company’s common stock on the date of grant.

Under the terms of the stock option agreements the options will fully vest and become exercisable on the date on which the Board shall have determined that specific revenue and earnings performance targets have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the options shall automatically accelerate and become fully exercisable as permitted by the 2012 Plan. As of December 31, 2013, the Company has not incurred expense relating to these performance-based stock options as it is improbable that the performance targets will be achieved.

A summary of performance-based stock option activity, and related information for the years ended December 31 2013 and 2012 follows:

	Options	Weighted Average Exercise Price

Non-vested, January 1, 2012	1,340,000	$0.92

Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(40,000)	$0.78
Non-vested, December 31, 2012	1,300,000	$0.93

Granted	950,000	$1.77
Vested	(1,300,000)	$0.93
Exercised	—	—
Forfeited	—	—
Canceled/Expired	—	—
Non-vested, December 31, 2013	950,000	$1.77

Options exercisable:
December 31, 2012	—	—
December 31, 2013	1,300,000	$0.93

The aggregate intrinsic value of performance-based stock options outstanding as of December 31, 2013 and 2012 was $1,896,250 and $416,150, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of December 31, 2013 and 2012 was $1,563,750 and $0, respectively.

F - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY (Continued):

For the years ended December 31, 2013 and 2012, the Company recorded compensation expense related to performance-based options in the amount of $590,794 and $196,932, respectively.

Management evaluates the likelihood of achieving certain vesting conditions with respect to performance-based stock awards on a quarterly basis. Since the end of 2011, the Company had been amortizing its performance-based options issued prior to 2013 on a straight-line basis through December 31, 2015, the expected implicit service period at the time, which resulted in annual compensation expense of $196,932. During the three-months ended September 30, 2013, management determined that the performance targets for those options granted prior to 2013 were likely to be met as of December 31, 2013. As a result, the Company accelerated the expensing of such options through December 31, 2013, the revised implicit service date. The impact of the accelerated expense on net income for the year ended December 31, 2013 was $393,862, or $0.02 per basic and diluted share. Additionally, due to the acceleration, this tranche of options has been fully amortized at December 31, 2013.

The aggregate grant date fair-value of performance-based options granted in 2013 was $867,683, or approximately $0.91 per share. The unearned compensation of $867,683 will not be recognized until management considers it probable that the respective performance conditions to be achievable.

Service-based stock option awards:

A summary of service-based stock option activity, and related information for the years ended December 31, follows:

	Options	Weighted Average Exercise Price

Outstanding, December 31, 2011	1,008,667	$2.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(146,667)	$2.56
Outstanding, December 31, 2012	862,000	$2.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(75,000)	$2.26
Outstanding, December 31, 2013	787,000	$2.65

Options exercisable:
December 31, 2012	862,000	$2.61
December 31, 2013	787,000	$2.65

At December 31, 2013, the Company’s service-based stock options were fully amortized.

F - 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY (Continued):

The options outstanding and exercisable as of December 31, 2013 are summarized as follows:

Range of	Weighted average	Options	Options	Weighted average
exercise prices	exercise price	Outstanding	Exercisable	remaining life
$0.75 - $1.42	$0.93	1,300,000	1,300,000	6.1 years
$1.69 - $2.25	$1.77	950,000	—	9.7 years
$2.28 - $3.02	$2.65	787,000	787,000	1.8 years
		3,037,000	2,087,000

The following summarizes the components of stock-based compensation expense by equity type for the years ended December 31:

	2013	2012
Performance-Based Stock Options	$590,794	$196,932
Restricted Common Stock	155,268	112,432
Total Share-Based Compensation Expense	$746,062	$309,364

Stock-based compensation for the years ended 2013 and 2012 is included in general and administrative expenses in the accompanying consolidated statement of operations.

NOTE 7	-	SEGMENT AND RELATED INFORMATION:

Financial information by segment:

The operating businesses of the Company are segregated into two reportable segments, test and measurement and network solutions. The test and measurement segment is comprised primarily of the Company’s operations (Noisecom) and the operations of its subsidiary, Boonton. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on income or loss from operations, excluding interest, corporate expenses and other income (expenses).

F - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7	-	SEGMENT AND RELATED INFORMATION (Continued):

Financial information by reportable segment as of and for the years ended December 31, 2013 and 2012 is presented below:

	2013	2012
Net sales by segment:
Test and measurement	$11,793,524	$15,260,449
Network solutions	22,031,549	14,334,095
Total consolidated net sales and net sales of reportable segments	$33,825,073	$29,594,544

Segment income:
Test and measurement	$1,154,067	$2,592,323
Network solutions	5,558,019	3,498,076
Income from reportable segments	6,712,086	6,090,399

Other unallocated amounts:
Corporate expenses	(4,516,323)	(3,332,781)
Interest and other income - net	370,778	23,420

Consolidated income from operations before income tax (benefit)	$2,566,541	$2,781,038

Depreciation by segment:
Test and measurement	$217,429	$272,330
Network solutions	127,148	79,026
Total depreciation for reportable segments	$344,577	$351,356

Capital expenditures by segment (net of equipment lease payable of $240,206):
Test and measurement	$327,525	$259,844
Network solutions	176,875	188,056
Total consolidated capital expenditures by reportable segment	$504,400	$447,900

Total assets by segment:
Test and measurement	$8,270,614	$12,104,700
Network solutions	9,649,681	8,864,541
Total assets for reportable segments	17,920,295	20,969,241

Corporate assets, principally cash and cash equivalents and deferred and current taxes	25,516,736	20,260,383

Total consolidated assets	$43,437,031	$41,229,624
F - 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7	-	SEGMENT AND RELATED INFORMATION (Continued):

In addition to its in-house sales staff, the Company uses various manufacturers’ representatives to sell its products. For the years ended December 31, 2013 and 2012, no representative accounted for more than 10% of total consolidated sales.

Regional Sales:

Net consolidated sales from operations by region were as follows:

	For the Year Ended December 31,
	2013	2012
Americas	$26,760,912	$22,511,566
Europe, Middle East, Africa (EMEA)	4,434,037	4,718,669
Asia Pacific (APAC)	2,630,124	2,364,309
	$33,825,073	$29,594,544

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2013 and 2012, sales in the United States amounted to $25,152,929 and $20,930,669, respectively. Shipments to the remaining regions presented above were largely concentrated in Germany (EMEA) and China (APAC). For the years ended December 31, 2013 and 2012, sales to Germany amounted to $1,330,645, or 30% of all shipments to the EMEA region, and $1,394,467, or 30% of all shipments to the EMEA region, respectively. Sales to China, for the years ended December 31, 2013 and 2012, amounted to $1,609,182, or 61% of all shipments to the APAC region, and $1,414,485, or 60% of all shipments to the APAC region, respectively. There were no other shipments significantly concentrated in one country.

Purchases:

For the years ended 2013 and 2012, no third-party supplier accounted for more than 11% and 8% of the Company’s total consolidated inventory purchases, respectively.

NOTE 8	-	RETIREMENT PLAN:

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2013 and 2012 amounted to $353,463 and $320,276, respectively.

NOTE 9	-	INCOME TAXES:

The components of income tax expense (benefit) related to income from operations are as follows:

	Year Ended December 31,
	2013	2012
Current:
Federal	$42,036	$45,117
State	388,196	330,714
Deferred:
Federal	(1,439,614)	(650,755)
State	(266,277)	(114,839)

	$(1,275,659)	$(389,763)
F - 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9	-	INCOME TAXES (Continued):

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to operations:

	Year Ended December 31,
	2013	2012
	% of Pre Tax Earnings	% of Pre Tax Earnings
Statutory federal income tax rate	34.0%	34.0%
Change in valuation allowance on deferred taxes	(94.4)	(55.9)
State income tax net of federal tax benefit	16.3	13.4
Permanent differences	(4.9)	(6.3)
Other	(0.7)	0.8
	(49.7)%	(14.0)%

In 2013 and 2012, the difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes based upon management’s updated assumptions related to expected realizability of future taxable income.

The components of deferred income taxes are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$225,022	$221,155
Reserves on inventories	556,368	499,001
Allowances for doubtful accounts	54,297	22,933
Accruals	234,008	195,149
Tax effect of goodwill	(435,450)	(321,636)
Book depreciation over tax	(252,204)	(49,618)
Net operating loss carryforward	15,547,580	16,556,713
	15,929,621	17,123,697
Valuation allowance for deferred tax assets	(7,012,134)	(9,912,102)
	$8,917,487	$7,211,595

The Company has a domestic net operating loss carryforward at December 31, 2013 of approximately $21,300,000 which expires in 2029. The Company also has a foreign net operating loss carryforward at December 31, 2013 of approximately $23,400,000 which has no expiration.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowance of $7,012,134 at December 31, 2013, is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity which is unlikely to be realized in future periods. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of December 31, 2013, management believes that is more likely than not that the Company will fully realize the benefits of its deferred tax assets associated with its domestic net operating loss carryforward.

The Company files income tax returns in its U.S. (federal and state of New Jersey) taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2009.

F - 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9	-	INCOME TAXES (Continued):

During the year ended December 31, 2013, the State of New Jersey conducted a field examination of one of the Company’s subsidiary tax returns (Boonton) for the years 2009 through 2012. The examination was completed in October 2013 and the State of New Jersey did not propose any significant adjustments to the Company’s tax positions. Additionally, the State of New Jersey is currently in the process of conducting a field examination of another of the Company’s subsidiary tax returns (Microlab) for the years 2009 through 2012. The Company expects the examination to be completed in mid 2014.

The Company does not have any significant unrecognized tax benefits and does not anticipate significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts recognized for income tax related interest and penalties as a component of the provision for income taxes are immaterial for the years ended December 31, 2013 and 2012.

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

Operating Leases:

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant. On February 25, 2014, the Company entered into an agreement to extend the building lease term for an additional six months through March 31, 2015. The lease can be renewed at the Company’s option for one five-year period at fair market value to be determined at term expiration. The current minimum monthly base rent payment remains at approximately $29,000.

The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance. The future minimum lease payments are shown below:

2014	$342,750
2015	85,668
$428,438

Rent expense, inclusive of common area maintenance charges, for the years ended December 31, 2013 and 2012 was $463,160 and $466,461, respectively.

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2018. All leases may be renewed at the end of their respective leasing periods. Future payments relative to continuing operations consist of the following at December 31, 2013:

2014	$63,775
2015	63,775
2016	63,775
2017	63,775
2018	58,461
$313,561
F - 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10	-	COMMITMENTS AND CONTINGENCIES (Continued):

In June 2013, the Company entered into a lease agreement for production test equipment. The agreement requires monthly payments in the amount of approximately $10,000 through June 2015. The net book value of the equipment was $179,399 at December 31, 2013.

Environmental Contingencies:

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

In 1982, the Company and the NJDEP agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. Overall data from testing in March 2013 indicates the continuation of a decreasing concentration trend at the site. The overall decrease supports the absence of a continuing source impacting ground water. The Company believes that its current practice and plan of groundwater testing will continue until an official notification from NJDEP is obtained and the Company is released from further obligations.

Expenditures incurred by the Company during the year ended December 31, 2013 in connection with the site amounted to approximately $51,000. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

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

As of December 31, 2013, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes cash generated from operations will adequately meet near-term working capital requirements.

F - 23

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

NOTE 11	-	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly financial data from operations (in thousands, except per share amounts).

2013	Quarter
	1st	2nd	3rd	4th
Net sales	$6,797	$8,705	$8,791	$9,532
Gross profit	3,320	4,080	4,235	4,493
Operating income	244	717	572	663
Net income from operations	346	1,058	1,090	1,348
Diluted net income per share from operations	$.01	$.04	$.04	$.05

2012	Quarter
	1st	2nd	3rd	4th
Net sales	$6,902	$7,092	$7,385	$8,216
Gross profit	3,355	3,590	3,700	4,132
Operating income	551	609	773	824
Net income from operations	656	655	855	1,005
Diluted net income per share from operations	$.03	$.03	$.03	$.04
F - 24