Form 10-Q
period 2014-03-31
WIRELESS TELECOM GROUP INC
filed 2014-05-15
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of Common Stock outstanding as of May 9, 2014: 19,211,456

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -

	March 31, 2014	December 31, 2013
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$16,560,689	$16,599,249
Accounts receivable - net of allowance for doubtful accounts of $146,574 and $135,742 for 2014 and 2013, respectively	6,521,660	5,357,769
Inventories	8,048,056	8,169,276
Deferred income taxes - current	1,352,621	1,462,552
Prepaid expenses and other current assets	593,412	720,229
TOTAL CURRENT ASSETS	33,076,438	32,309,075
PROPERTY, PLANT AND EQUIPMENT - NET	1,617,011	1,609,427
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	7,320,241	7,454,935
Other assets	764,461	712,202
TOTAL OTHER ASSETS	9,436,094	9,518,529
TOTAL ASSETS	$44,129,543	$43,437,031

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$1,580,445	$1,459,594
Accrued expenses and other current liabilities	1,627,758	1,523,931
Equipment lease payable - current	120,103	120,103
TOTAL CURRENT LIABILITIES	3,328,306	3,103,628

LONG TERM LIABILITIES:
Equipment lease payable	29,270	59,296

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,232,557 shares issued, 24,033,231 shares outstanding	292,326	292,326
Additional paid-in-capital	39,028,667	38,970,783
Retained earnings	11,139,996	10,700,020
Treasury stock at cost, 5,199,326 shares	(9,689,022)	(9,689,022)
TOTAL SHAREHOLDERS’ EQUITY	40,771,967	40,274,107
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,129,543	$43,437,031

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

NET SALES	$9,185,331	$6,796,989

COST OF SALES	4,919,431	3,476,626

GROSS PROFIT	4,265,900	3,320,363

OPERATING EXPENSES
Research and development	760,992	612,123
Sales and marketing	1,267,215	1,022,160
General and administrative	1,435,646	1,441,673
TOTAL OPERATING EXPENSES	3,463,853	3,075,956

OPERATING INCOME	802,047	244,407

OTHER EXPENSE (INCOME) - NET	30,339	(14,707)

NET INCOME BEFORE INCOME TAXES	771,708	259,114

PROVISION FOR (BENEFIT) FROM INCOME TAXES	331,732	(87,112)

NET INCOME	$439,976	$346,226

INCOME PER COMMON SHARE:

BASIC	$0.02	$0.01

DILUTED	$0.02	$0.01

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$439,976	$346,226
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	118,631	80,946
Stock compensation expense	57,884	90,900
Deferred income taxes	244,625	(170,386)
Allowance for doubtful accounts	10,832	46,926
Inventory reserves	14,238	34,338
Changes in assets and liabilities:
Accounts receivable	(1,174,723)	814,969
Inventories	106,982	(806,922)
Prepaid expenses and other assets	48,805	83,041
Accounts payable, accrued expenses and other current liabilities	224,678	(978,281)
Net cash provided by (used for) operating activities	91,928	(458,243)

CASH FLOWS (USED FOR) INVESTING ACTIVITIES
Capital expenditures	(100,462)	(59,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	—	(19,309)
Repayments of equipment lease payable	(30,026)	—
Repurchase of treasury stock - 150,392 shares for the three-months ended March 31, 2013	—	(193,070)
Net cash (used for) financing activities	(30,026)	(212,379)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,560)	(729,741)

Cash and cash equivalents, at beginning of period	16,599,249	12,969,513

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$16,560,689	$12,239,772

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$10,000	$30,236

Interest	$—	$49,575

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2013	$292,326	$38,970,783	$10,700,020	$(9,689,022)	$40,274,107

Net income	—	—	439,976	—	439,976
Stock compensation expense	—	57,884	—	—	57,884
Repurchase of treasury stock	—	—	—	—	—

Balances at March 31, 2014	$292,326	$39,028,667	$11,139,996	$(9,689,022)	$40,771,967

See accompanying notes

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheets as of March 31, 2014, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2014 and 2013, and the condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2014 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., which are collectively referred to herein as, the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to present fairly the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its annual report on Form 10-K for the year ended December 31, 2013. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted from this report.

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

The results of operations for the three-month periods ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. At March 31, 2014 and December 31, 2013, primarily all of the Company’s receivables pertain to the telecommunications industry.

For the three-months ended March 31, 2014, one customer accounted for 15% and one customer accounted for 10% of the Company’s total consolidated sales. No single customer accounted for more than 10% of the Company’s consolidated sales for the three-months ended March 31, 2013. At March 31, 2014, one customer represented 15% of the Company’s gross accounts receivable balance and no other customer represented more than 10%. At December 31, 2013, no customer represented more than 10% of the Company’s gross accounts receivable balance.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

Management has evaluated subsequent events and, other than as described in Note 10, determined that there were no subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements through the date the financial statements were available to be issued.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The amendment is effective for annual reporting periods beginning after December 15, 2014. Earlier adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

NOTE 3 – INCOME TAXES

The Company records deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset and determines the necessity for a valuation allowance.

The Company has a domestic net operating loss carryforward at March 31, 2014 of approximately $20,500,000 which expires in 2029. The Company also has a foreign net operating loss carryforward at March 31, 2014 of approximately $23,400,000 which has no expiration.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowance of $7,012,134 is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity which is unlikely to be realized in future periods. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of March 31, 2014, management believes that it is more likely than not that the Company will fully realize the benefits of its deferred tax assets associated with its domestic net operating loss carryforward.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The deferred income tax assets and (liabilities) are summarized as follows:

	March 31,	December 31,
	2014	2013
Net deferred tax asset:
Uniform capitalization of inventory costs for tax purposes	$224,012	$225,022
Reserves on inventories	582,063	556,368
Allowance for doubtful accounts	58,630	54,297
Accruals	299,655	234,008
Tax effect of goodwill	(444,459)	(435,450)
Book depreciation over tax	(287,633)	(252,204)
Net operating loss carryforward	15,252,728	15,547,580
	15,684,996	15,929,621
Valuation allowance for deferred tax assets	(7,012,134)	(7,012,134)
	$8,672,862	$8,917,487

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

The components of income tax expense (benefit) related to income from operations are as follows:

	Three Months Ended
	March 31,
	2014	2013
Current:
Federal	$16,743	$12,369
State	70,365	70,904
Deferred:
Federal	220,791	(154,438)
State	23,833	(15,947)
	$331,732	$(87,112)

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of March 31, 2014 and December 31, 2013, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

The State of New Jersey is currently in the process of conducting a field examination of one of the Company’s subsidiary tax returns (Microlab) for the years 2009 through 2012. The Company expects the examination to be completed in mid-2014.

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

	Three Months Ended March 31,
	2014	2013

Weighted average common shares outstanding	24,033,231	23,873,752
Potentially dilutive stock options	1,374,177	427,292
Weighted average common shares outstanding, assuming dilution	25,407,408	24,301,044

Common stock options are included in the diluted earnings per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of options not included in diluted earnings per share, because the effects are anti-dilutive, was 1,506,379 and 1,718,485 for the three-months ended March 31, 2014 and 2013, respectively.

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $779,651 and $765,413 at March 31, 2014 and December 31, 2013, respectively.

	March 31,	December 31,
	2014	2013

Inventories consist of:
Raw materials	$4,518,742	$5,028,743
Work-in-process	781,016	470,983
Finished goods	2,748,298	2,669,550
	$8,048,056	$8,169,276

NOTE 6 - GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. Management first makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test described below. If, based on the qualitative assessment, the estimated fair value is well in excess of its carrying amount, management will not perform a quantitative assessment. If, however, the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management then performs a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company’s goodwill balance of $1,351,392 at March 31, 2014 and December 31, 2013 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarter of 2013 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three-month periods ended March 31, 2014 and 2013 include share-based compensation expense totaling $57,884 and $90,900, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

The Company has a 2012 Incentive Compensation Plan (the “2012 Plan”) which provides for the grant of Restricted Stock Awards, Non-Qualified Stock Options and Incentive Stock Options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. The 2012 Plan provided for the grant of 2,000,000 shares, plus those shares still available under the Company’s prior incentive compensation plan. As of March 31, 2014, there were 666,956 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

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

The Company did not grant restricted stock or stock option awards during the three-month periods ended March 31, 2014 and 2013.

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plan, as of March 31, 2014, and changes during the three-months ended March 31, 2014 are presented below:

		Weighted Average
		Grant Date
Non-vested Restricted Shares	Number of Shares	Fair Value
Non-vested at January 1, 2014	220,000	$1.63
Granted	—	—
Vested	(20,000)	$1.51
Non-vested at March 31, 2014	200,000	$1.64

As of March 31, 2014, the unearned compensation related to Company granted restricted common stock is $199,650 of which $22,650 (comprising 100,000 restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting to be held in June 2014, the vesting date. In March 2014, the Company’s board of directors approved the accelerated vesting of 20,000 shares of restricted common stock upon the departure of one of its members. The remaining balance of $177,000 (comprising 100,000 performance-based restricted common stock awards) will begin to be amortized when certain performance conditions are determined to be probable.

Under the terms of the performance-based restricted common stock agreements, the awards will fully vest and become exercisable on the date on which the Board shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the restricted stock shall automatically vest as permitted by the 2012 Plan. For the performance-based restricted stock awarded in August 2013, the Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. As of March 31, 2014, the Company has not incurred any expense relating to these performance-based stock awards as it is not determinable that such performance targets will be achieved.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

A summary of performance-based stock option activity, and related information for the three-months ended March 31, 2014 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2014	2,250,000	$1.28
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	—	—
Outstanding, March 31, 2014	2,250,000	$1.28

Options exercisable:
March 31, 2014	1,300,000	$0.93

The aggregate intrinsic value of performance-based stock options outstanding as of March 31, 2014 and December 31, 2013 was $3,381,250 and $1,896,250, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of March 31, 2014 and December 31, 2013 was $2,421,750 and $1,563,750, respectively.

The Company’s performance-based stock options granted prior to 2013 and the Company’s service-based stock options are fully amortized. For the three-months ended March 31, 2013, the Company recorded compensation expense in the amount of $49,232.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Board shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. For the performance-based stock options awarded in August 2013, the Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. As of March 31, 2014, the Company has not incurred any expense relating to these performance-based stock option awards as it is not determinable that such performance targets will be achieved.

Unearned compensation in the amount of $867,683 relating to performance-based stock options granted in 2013 will not be recognized until management considers the respective performance conditions to be achievable.

A summary of service-based stock option activity, and related information for the three-months ended March 31, 2014 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2014	787,000	$2.65
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	(160,000)	$3.02
Outstanding, March 31, 2014	627,000	$2.55

Options exercisable:
March 31, 2014	627,000	$2.55
12

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

The following summarizes the components of share-based compensation expense by equity type for the three-months ended March 31:

	Three Months Ended March 31,
	2014	2013
Restricted Common Stock	$57,844	$41,667
Performance-based stock options	—	49,233
Total Share-Based Compensation Expense	$57,884	$90,900

Stock-based compensation for the three-months ended March 31, 2014 and 2013 is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

NOTE 8 – SEGMENT INFORMATION

The operating businesses of the Company are segregated into two reportable segments, test and measurement and network solutions. The test and measurement segment is comprised primarily of the operations of Wireless Telecom Group, Inc. which operates the Noisecom product line and the operations of its subsidiary, Boonton. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Financial information by reportable segment for the three-months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net sales by segment:
Test and measurement	$2,795,473	$3,003,163
Network solutions	6,389,858	3,793,826
Total consolidated net sales and net sales of reportable segments	$9,185,331	$6,796,989

Segment income:
Test and measurement	$225,026	$383,181
Network solutions	1,515,585	786,816
Income from reportable segments	1,740,611	1,169,997

Other unallocated amounts:
Corporate expenses	(938,564)	(925,590)
Interest and other income - net	(30,339)	14,707
Consolidated income before income tax (benefit)	$771,708	$259,114

Depreciation and amortization by segment:
Test and measurement	$84,362	$53,766
Network solutions	34,269	27,180
Total depreciation and amortization for reportable segments	$118,631	$80,946

Capital expenditures by segment:
Test and measurement	$30,505	$28,965
Network solutions	69,957	30,154
Total consolidated capital expenditures by reportable segment	$100,462	$59,119

Financial information by reportable segment as of March 31, 2014 and December 31, 2013:

	2014	2013
Total assets by segment:
Test and measurement	$8,403,493	$8,270,614
Network solutions	10,492,499	9,649,681
Total assets for reportable segments	18,895,992	17,920,295

Corporate assets, principally cash and cash equivalents and deferred and current taxes	25,233,551	25,516,736

Total consolidated assets	$44,129,543	$43,437,031
14

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Net consolidated sales by region were as follows:

	Three Months Ended March 31,
Sales by region	2014	2013
Americas	$7,044,074	$5,308,748
Europe, Middle East, Africa (EMEA)	1,520,996	972,764
Asia Pacific (APAC)	620,261	515,477
Total Sales	$9,185,331	$6,796,989

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended March 31, 2014 and 2013, sales in the United States for all reportable segments amounted to $6,618,899 and $4,866,846, respectively. For the three-months ended March 31, 2014 and 2013, shipments to the EMEA region were not significantly concentrated in one country. Shipments to the APAC region were largely concentrated in China. For the three-months ended March 31, 2014 and 2013, sales in China for all reportable segments amounted to $267,529 and $246,458, respectively.

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

Leases:

On February 25, 2014, the Company entered into an agreement to remain at its principal corporate headquarters in Hanover Township, Parsippany, New Jersey through March 31, 2015. The lease can be renewed at the Company’s option for one five-year period at fair market value to be determined at term expiration. The current minimum monthly base rent payment is approximately $29,000.

Environmental Contingencies:

Following an investigation by the New Jersey Department of Environmental Protection (“NJDEP”) in 1982, of the waste disposal practices at a certain site formerly leased by Boonton, the Company put a ground water management plan into effect as approved by the NJDEP. Costs associated with this site are charged directly to income as incurred. The owner of this site has previously notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the Company liable for any resulting damages. Since May 1983, the owner has been on notice of this problem and has failed to institute any legal proceedings with respect thereto. While this does not bar the owner from instituting a suit, it is the opinion of the Company’s legal counsel that it is unlikely that the owner would prevail on any claim.

The Company is diligently pursuing efforts to satisfy the requirements of the original plan and receive a new determination from the NJDEP. The Company has recently received approval for a groundwater permit from the NJDEP to carry out the final Remedial Action Work Plan and report. This final phase results in the limited and reduced monitoring and testing as concentrations at the site continue on a decreasing trend. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

Line of Credit:

The Company maintains a line of credit with a bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2014, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

NOTE 10 - SUBSEQUENT EVENT

On April 9, 2014, the Company entered into and consummated an agreement to repurchase a total of 4,815,110 shares of the Company’s common stock from Investcorp Technology Ventures, L.P., its largest shareholder at the time, for $2.00 per share. The Company funded the transaction from available cash.

Prior to the repurchase, Investcorp Technology Partners held 6,472,666 shares of the common stock of the Company, which represented approximately 26.9% of the outstanding shares of common stock.

The repurchase agreement was subject to certain closing conditions including, among other conditions: (i) the resignation of each of Mr. Glenn Luk and Mr. Anand Radhakrishnan as directors of the Company, and in the case of Mr. Luk, his resignation as Chairman of the Board of Directors of the Company, (ii) the vesting of 10/12th of the restricted stock of the Company previously awarded to Messrs. Luk and Radhakrishnan, and (iii) the delivery by each of Messrs. Luk and Radhakrishnan to the Company of 180-day lock-up agreements.

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

The operating businesses of the Company are segregated into two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations (Noisecom) and the operations of its subsidiary, Boonton. Additional financial information on the Company’s reportable segments as of March 31, 2014 and December 31, 2013, as well as for the three-months ended March 31, 2014 and 2013 is included in Note 8 to the Company’s condensed consolidated financial statements.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and as of December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2014 (unaudited) and 2013 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 (unaudited) and 2013 (unaudited); and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the three-month period ended March 31, 2014 (unaudited).

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our property rights, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel. You should also consider carefully the statements in our Annual Report on Form 10-K for the year ended December 31, 2013, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. The Company’s forward-looking statements speak only as of the date of this Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On a regular basis, management evaluates its assumptions, judgments and estimates. Management believes that there have been no material changes to the items that the Company disclosed as its significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s December 31, 2013 Form 10-K.

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

Share-Based Compensation

The Company follows the provisions of Accounting Standards Codification (ASC) 718, “Share-Based Payment.” The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For any performance-based or service-based options granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation is based on the Company’s past history of forfeitures. Due to the limited amount of forfeitures in the past, the Company’s estimated forfeiture rate has been zero.

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of March 31, 2014 and December 31, 2013, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended March 31, 2014 and 2013, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

For the three-months ended March 31, 2014 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $9,185,000 from approximately $6,797,000, an increase of approximately $2,388,000 or 35.1%. These increases were primarily the result of ongoing demand for the Company’s network solutions products, particularly for use in distributed antenna systems (“DAS”). The Company continues to experience strong order activity in its network solutions segment due to commercial infrastructure development in support of the expansion and upgrades to DAS.

Net sales of the Company’s network solutions products for the three-months ended March 31, 2014 were approximately $6,390,000 as compared to approximately $3,794,000 for the three-months ended March 31, 2013, an increase of approximately $2,596,000 or 68%. Net sales of network solutions products accounted for approximately 70% and 56% of net consolidated sales for the three-month periods ended March 31, 2014 and 2013, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales of the Company’s test and measurement products for the three-months ended March 31, 2014 were approximately $2,795,000 as compared to approximately $3,003,000 for the three-months ended March 31, 2013, a decrease of approximately $208,000 or 7%. Net sales of test and measurement products accounted for approximately 30% and 44% of net consolidated sales for the three-months periods ended March 31, 2014 and 2013, respectively. The decrease in sales for our test and measurement segment was primarily due to softness in order flow from prime defense contractors due to reduced defense budgets.

Gross profit on net consolidated sales for the three-months ended March 31, 2014 was approximately $4,266,000 or 46.4% as compared to approximately $3,320,000 or 48.9% of net consolidated sales for the three-months ended March 31, 2013.

Gross profit margins are lower for the three-months ended March 31, 2014 as compared to the same periods of the previous year primarily due to a shift in segment revenue contribution and mix of product sold. Test and measurement sales declined, as a percentage of consolidated sales, resulting in a decrease in overall consolidated gross margins. Furthermore, test and measurement gross margins were slightly lower due to reduced sales volumes during the three-month period ended March 31, 2014. As a result, the overall blended gross profit margins declined by approximately 2.5% for the period ended March 31, 2014 as compared to the period ended March 31, 2013.

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

Consolidated operating expenses for the three-months ended March 31, 2014 were approximately $3,464,000 or 38% of net consolidated sales as compared to approximately $3,076,000 or 45% of net consolidated sales for the three-months ended March 31, 2013. Consolidated operating expenses were higher for the three-months ended March 31, 2014 due to an increase in consolidated sales and marketing expenses of approximately $245,000 and an increase in consolidated research and development expenses of approximately $149,000, offset by a decrease in consolidated general and administrative expenses of approximately $6,000.

Consolidated sales and marketing expenses increased for the three-months ended March 31, 2014 primarily due to higher salaries expense of approximately $118,000, higher non-employee sales commission of approximately $63,000 and higher trade show expense of approximately $44,000 in our network solutions segment, partially offset by lower non-employee sales commissions in our test and measurement segment of approximately $13,000. Consolidated research and development expenses increased for the three-months ended March 31, 2014 primarily due to an increase in salaries in our network solutions and test and measurement segments of approximately $118,000 and $31,000, respectively. The decrease in consolidated general and administrative expenses for the three-months ended March 31, 2014 was primarily due to lower corporate legal and consulting fees of approximately $103,000, a decrease in bad debt expense of approximately $41,000 and a decrease in non-cash stock based compensation charges of approximately $33,000, partially offset by an increase in employee bonus expense of approximately $151,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other expense, net of other non-operating income, increased by approximately $45,000 for the three-months ended March 31, 2014, as compared to the corresponding period of the previous year. The increase in other expense was primarily due to the Company no longer realizing rental income from the investment property it sold in August 2013.

For the three-months ended March 31, 2014, the Company recorded tax expense of approximately $332,000. The tax expense is primarily due to an adjustment to the Company’s deferred tax asset based upon estimated Federal taxable income and estimated utilization of net operating losses thereon, and a provision for state income taxes. For the three-months ended March 31, 2013, the Company realized a tax benefit of approximately $87,000. The tax benefit was primarily due to a decrease in the Company’s deferred tax asset valuation allowance, partially offset by a provision for state income taxes. In 2013, the Company analyzed its deferred tax asset on a quarterly basis, adjusting the deferred tax valuation allowance based on management’s projection of estimated taxable income. Based on this analysis, coupled with the Company’s history of generating taxable income and utilizing its domestic net operating tax carryforward, management determined it was more likely than not that the Company’s deferred tax asset will be fully realized. Accordingly, at December 31, 2013, the associated valuation allowance on the Company’s domestic net operating losses was reduced to zero. Such adjustments to the valuation allowance had a significant impact on the Company’s effective tax rates. The Company will continue to evaluate the need for a valuation allowance against its tax asset and will adjust the valuation allowance as deemed appropriate.

For the three-months ended March 31, 2014, the Company realized net income of approximately $440,000 or $0.02 income per share on a basic and diluted basis, as compared to net income of approximately $346,000 or $0.01 income per share on a basic and diluted basis for the corresponding period of the previous year, an increase of approximately $94,000, or $0.01 per diluted share. The increase was primarily due to the analysis discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has increased by approximately $543,000 to approximately $29,748,000 at March 31, 2014, from approximately $29,205,000 at December 31, 2013. At March 31, 2014 and December 31, 2013, the Company had a current ratio of 9.9 to 1 and 10.4 to 1, respectively.

The Company had cash and cash equivalents of approximately $16,561,000 at March 31, 2014, compared to approximately $16,599,000 at December 31, 2013. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of a former wholly-owned subsidiary in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and as a result, will increase the Company’s liquidity as cash needed to pay Federal income taxes will be substantially reduced. As of March 31, 2014, the remaining balance of the valuation allowance of $7,012,134 relates to the Company’s foreign net operating loss carryforward which is unlikely to be realized in future periods.

The Company realized cash from operating activities of approximately $92,000 for the three-month period ending March 31, 2014. The primary source of this cash was due to net income from operations for the three-month period, an increase in accounts payable, accrued expenses and other current liabilities, a decrease in inventory and a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash used for investing activities for the three-months ended March 31, 2014 and 2013 was approximately $100,000 and $59,000, respectively. The use of these funds was for capital expenditures.

Cash used for financing activities for the three-months ended March 31, 2014 was approximately $30,000. The use of these funds was for periodic payments on an equipment lease. Cash used for financing activities for the three-months ended March 31, 2013 was approximately $212,000. During the three-months ended March 31, 2013, the Company repurchased 150,392 shares of its outstanding common stock at a cost of approximately $193,000. The use of the remainder of these funds was for periodic payments on a mortgage note.

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to LIBOR in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2014, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability.

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

In April 2014, the Company repurchased 4,815,110 shares of its common stock from Investcorp Technology Ventures, L.P., the Company’s largest shareholder at the time, for $2.00 per share. The Company funded the transaction from use of its available cash.

On August 1, 2013, the Company was awarded a contract with the Federal Aviation Administration to supply RF Peak Power Meters in support of the Common Route Surveillance Radar installations. The total order value of the product to be sold under the contract is approximately $1,100,000 and a considerable portion of the order, approximately $800,000, expected to be realized over the remainder of fiscal year 2014. Additionally, on March 3, 2014, the Company received a significant order from one of its customers to supply its Low PIM Attenuators. The total order value of the product to be sold under the purchase order is approximately $1,800,000 with a majority of the revenue expected to be realized in 2014.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that the information relating to Wireless Telecom Group, Inc., including our consolidated subsidiaries, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not repurchase shares under its stock repurchase program during the quarter ended March 31, 2014. The maximum number of shares that may yet be repurchased under the plan is 1,222,098.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-18 (File No.33-42468-NY))

3.2	Amendment to the Certificate of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 1994)

3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 1995)

3.4	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed on October 15, 2012)

10.1

Share Repurchase Agreement, dated April 9, 2014, by and among Wireless Telecom Group, Inc., Investcorp International Ltd., Investcorp S.A., SIPCO Limited and Investcorp Technology Ventures, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2014)

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)
24

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 15, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: May 15, 2014	/S/ Paul Genova
Paul Genova
Chief Executive Officer

Date: May 15, 2014	/S/ Robert Censullo
Robert Censullo
Chief Financial Officer
26

EXHIBIT LIST

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to the Company’s Registration Statement on Form S-18 (File No.33-42468-NY))

3.2	Amendment to the Certificate of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 1994)

3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 1995)

3.4	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed on October 15, 2012)

10.1	Share Repurchase Agreement, dated April 9, 2014, by and among Wireless Telecom Group, Inc., Investcorp International Ltd., Investcorp S.A., SIPCO Limited and Investcorp Technology Ventures, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2014)

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 15, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

