Form 10-Q
period 2014-06-30
WIRELESS TELECOM GROUP INC
filed 2014-08-14
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of Common Stock outstanding as of August 8, 2014: 19,411,455

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -
	June 30, 2014	December 31, 2013
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,375,976	$16,599,249
Accounts receivable - net of allowance for doubtful accounts of $83,943 and $135,742 for 2014 and 2013, respectively	7,198,728	5,357,769
Inventories	8,364,759	8,169,276
Deferred income taxes - current	2,244,989	1,462,552
Prepaid expenses and other current assets	663,192	720,229
TOTAL CURRENT ASSETS	25,847,644	32,309,075
PROPERTY, PLANT AND EQUIPMENT - NET	1,766,522	1,609,427
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	6,016,786	7,454,935
Other assets	757,876	712,202
TOTAL OTHER ASSETS	8,126,054	9,518,529
TOTAL ASSETS	$35,740,220	$43,437,031

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$2,194,992	$1,459,594
Accrued expenses and other current liabilities	1,308,545	1,523,931
Equipment leases payable - current	192,903	120,103
TOTAL CURRENT LIABILITIES	3,696,440	3,103,628

LONG TERM LIABILITIES:
Equipment leases payable	69,869	59,296

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 29,425,891 and 29,232,557 shares issued, 19,411,455 and 24,033,231 shares outstanding, respectively	294,259	292,326
Additional paid-in-capital	39,142,983	38,970,783
Retained earnings	11,855,910	10,700,020
Treasury stock at cost, 10,014,436 and 5,199,326 shares, respectively	(19,319,241)	(9,689,022)
TOTAL SHAREHOLDERS’ EQUITY	31,973,911	40,274,107
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,740,220	$43,437,031

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

NET SALES	$10,438,916	$8,704,886	$19,624,247	$15,501,875

COST OF SALES	5,509,144	4,624,558	10,428,575	8,101,184

GROSS PROFIT	4,929,772	4,080,328	9,195,672	7,400,691

OPERATING EXPENSES
Research and development	918,109	627,181	1,679,100	1,239,304
Sales and marketing	1,432,005	1,319,164	2,699,219	2,341,324
General and administrative	1,311,281	1,416,734	2,746,927	2,858,407
TOTAL OPERATING EXPENSES	3,661,395	3,363,079	7,125,246	6,439,035

OPERATING INCOME	1,268,377	717,249	2,070,426	961,656

OTHER EXPENSE (INCOME) - NET	7,490	(200,550)	37,829	(215,257)

NET INCOME BEFORE INCOME TAXES	1,260,887	917,799	2,032,597	1,176,913

PROVISION FOR (BENEFIT) FROM INCOME TAXES	544,974	(140,160)	876,707	(227,272)

NET INCOME	$715,913	$1,057,959	$1,155,890	$1,404,185

INCOME PER COMMON SHARE:

BASIC	$0.04	$0.04	$0.05	$0.06

DILUTED	$0.03	$0.04	$0.05	$0.06

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,155,890	$1,404,185
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	236,808	168,200
Stock compensation expense	80,533	163,133
Realized gain on non-marketable securities	-	(161,500)
Deferred income taxes	655,712	(431,078)
Allowance for doubtful accounts	(51,799)	(3,946)
Inventory reserves	52,973	76,108
Changes in assets and liabilities:
Accounts receivable	(1,789,160)	316,889
Inventories	(248,456)	(1,124,830)
Prepaid expenses and other assets	(102,734)	10,528
Accounts payable, accrued expenses and other current liabilities	580,585	(689,289)
Net cash provided by (used for) operating activities	570,352	(271,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(196,954)	(185,594)
Proceeds from sale of non-marketable securities	-	162,500
Net cash (used for) investing activities	(196,954)	(23,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	-	(38,984)
Repayments of equipment lease payable	(60,052)	-
Proceeds from exercise of stock options	93,600	-
Repurchase of common stock - 4,815,110 and 174,741 shares, respectively	(9,630,219)	(229,350)
Net cash (used for) financing activities	(9,596,671)	(268,334)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,223,273)	(563,028)

Cash and cash equivalents, at beginning of period	16,599,249	12,969,513

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$7,375,976	$12,406,485

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$405,500	$230,236

Interest	$-	$98,783

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$(149,432)	$-

Equipment lease payable	$149,432	$-

See accompanying notes

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2013	$292,326	$38,970,783	$10,700,020	$(9,689,022)	$40,274,107

Net income	-	-	1,155,890	-	1,155,890
Stock compensation expense	-	80,533	-	-	80,533
Stock issued under equity compensation plan	1,933	(1,933)	-	-	-
Stock options exercised	-	93,600	-	-	93,600
Repurchase of treasury stock	-	-	-	(9,630,219)	(9,630,219)

Balances at June 30, 2014	$294,259	$39,142,983	$11,855,910	$(19,319,241)	$31,973,911

See accompanying notes

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheets as of June 30, 2014, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2014 and 2013, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013, and the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2014 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., which are collectively referred to herein as, the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three and six-month periods ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. At June 30, 2014 and December 31, 2013, primarily all of the Company’s receivables pertained to the telecommunications industry.

For the three and six-months ended June 30, 2014, one customer accounted for 13% and 14% of the Company’s total consolidated sales, respectively. No single customer accounted for more than 10% of the Company’s consolidated sales for the three and six-months ended June 30, 2013. At June 30, 2014, one customer represented 16% of the Company’s gross accounts receivable balance and no other customer represented more than 10%. At December 31, 2013, no customer represented more than 10% of the Company’s gross accounts receivable balance.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

Management has evaluated subsequent events and determined that there were no subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements through the date the financial statements were issued.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - Consensus of the FASB Emerging Issues Task Force. ASU 2014-12 requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Finally, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. An entity is required to adopt ASU 2014-12 for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”  The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  The amendment is effective for annual reporting periods beginning after December 15, 2014.  Earlier adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

NOTE 3 – INCOME TAXES

The Company records deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.” ASC 740 requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax asset and determines the necessity for a valuation allowance.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The Company has a domestic net operating loss carryforward at June 30, 2014 of approximately $20,100,000 which expires in 2029. The Company also has a German net operating loss carryforward at June 30, 2014 of approximately $23,400,000.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowance of $7,012,134 is associated with the Company’s German net operating loss carryforward from an inactive German entity. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of June 30, 2014, management believes that it is more likely than not that the Company will fully realize the benefits of its deferred tax asset associated with its domestic net operating loss carryforward.

The deferred income tax assets and (liabilities) are summarized as follows:

	June 30,	December 31,
	2014	2013
Net deferred tax asset:
Uniform capitalization of inventory costs for tax purposes	$231,936	$225,022
Reserves on inventories	577,557	556,368
Allowance for doubtful accounts	33,577	54,297
Accruals	145,271	234,008
Tax effect of goodwill	(453,468)	(435,450)
Book depreciation over tax	(323,243)	(252,204)
Net operating loss carryforward	15,062,279	15,547,580
	15,273,909	15,929,621
Valuation allowance for deferred tax assets	(7,012,134)	(7,012,134)
	$8,261,775	$8,917,487

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

The components of income tax expense (benefit) related to income from operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Current:
Federal	$17,062	$15,290	$33,805	$27,659
State	116,825	105,242	187,190	176,147
Deferred:
Federal	350,234	(234,101)	571,025	(387,108)
State	60,853	(26,591)	84,687	(43,970)
	$544,974	$(140,160)	$876,707	$(227,272)

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of June 30, 2014 and December 31, 2013, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The State of New Jersey is currently in the process of conducting an examination of one of the Company’s subsidiary tax returns (Microlab) for the years 2009 through 2012. The Company expects the examination to be completed in the second half of 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Weighted average common shares outstanding	19,731,302	23,852,754	21,870,382	23,863,193
Potentially dilutive stock options	1,108,511	580,478	1,262,150	494,425
Weighted average common shares outstanding, assuming dilution	20,839,813	24,433,232	23,132,532	24,357,618

Common stock options are included in the diluted earnings per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of shares of common stock underlying options not included in diluted earnings per share, because the effects are anti-dilutive, was 1,729,039 and 1,561,523 for the three-months ended June 30, 2014 and 2013, respectively. For the six-months ended June 30, 2014 and 2013, the weighted average number of shares of common stock underlying options not included in diluted earnings per share was 1,596,784 and 1,649,453, respectively.

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $818,386 and $765,413 at June 30, 2014 and December 31, 2013, respectively.

	June 30,	December 31,
	2014	2013

Inventories consist of:
Raw materials	$4,537,238	$5,028,743
Work-in-process	1,055,345	470,983
Finished goods	2,772,176	2,669,550
	$8,364,759	$8,169,276

NOTE 6 - GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. Management first makes a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test described below. If, based on the qualitative assessment, the estimated fair value is well in excess of its carrying amount, management will not perform a quantitative assessment. If, however, the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management then performs a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the Company must perform step two of the impairment test (measurement).

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – GOODWILL (Continued)

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

The Company’s goodwill balance of $1,351,392 at June 30, 2014 and December 31, 2013 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarter of 2013 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment.

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and six-month periods ended June 30, 2014 include share-based compensation expense totaling $22,649 and $80,533, respectively. Results for the three and six-month periods ended June 30, 2013 include share-based compensation expense of $72,233 and $163,133, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan, which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the 2012 Incentive Compensation Plan provided for the grant of awards relating to 2,000,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation (the “2012 Plan”) allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of June 30, 2014, there were 2,285,000 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

All service-based options granted have ten-year terms from the date of grant and vest annually and become fully exercisable after a maximum of five years. Performance-based options granted have ten-year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s Board of Directors.

Under the 2012 Plan, options may be granted to purchase shares of the Company’s common stock exercisable at prices equal to or above the fair market value on the date of the grant.

The Company did not grant stock option awards during the three and six-month periods ended June 30, 2014 and 2013.

In June 2014, the Company granted 80,000 shares of restricted common stock to certain directors of the Company under the 2012 Plan. The shares were granted at a price of $2.49 per share and will fully vest on the date of the Company’s next annual shareholders meeting to be held in June 2015, or a vesting period of approximately one year. The total compensation expense to be recognized over the vesting period is $199,200.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plans, as of June 30, 2014, and changes during the six-months ended June 30, 2014 are presented below:

		Weighted Average
		Grant Date
Non-vested Restricted Shares	Number of Shares	Fair Value
Non-vested at January 1, 2014	220,000	$1.63
Granted	80,000	$2.49
Forfeited	(6,666)	$1.51
Vested	(113,334)	$1.51
Non-vested at June 30, 2014	180,000	$2.09

As of June 30, 2014, the unearned compensation related to Company granted restricted common stock is $376,200 of which $199,200 (pertaining to 80,000 restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting to be held in June 2015, the vesting date. The remaining balance of $177,000 (comprising 100,000 performance-based restricted common stock awards) will begin to be amortized when certain performance conditions are determined to be probable.

Under the terms of the performance-based restricted common stock agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the restricted stock shall automatically vest as permitted by the 2012 Plan. For the performance-based restricted stock awarded in August 2013, the Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. As of June 30, 2014, the Company has not incurred any expense relating to these performance-based stock awards as it is not determinable that such performance targets will be achieved.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. As of June 30, 2014, the Company has not incurred any expense relating to the performance-based stock option awards issued in 2013, as it is not determinable that such performance targets will be achieved.

Unearned compensation in the amount of $867,683 relating to the 950,000 performance-based stock options granted in August 2013 (weighted average per share exercise price of $1.77) will not be recognized until management considers the respective performance conditions to be achievable.

A summary of performance-based stock option activity, and related information for the six-months ended June 30, 2014 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2014	2,250,000	$1.28
Granted	-	-
Exercised	(120,000)	$0.78
Forfeited	-	-
Canceled/Expired	-	-
Outstanding, June 30, 2014	2,130,000	$1.31

Options exercisable:
June 30, 2014	1,180,000	$0.94
12

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of June 30, 2014 and December 31, 2013 was $2,906,950 and $1,896,250, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of June 30, 2014 and December 31, 2013 was $2,051,950 and $1,563,750, respectively.

The Company’s performance-based stock options granted prior to 2013 and the Company’s service-based stock options are fully amortized. For the three and six-months ended June 30, 2013, the Company recorded compensation expense in the amount of $49,232 and $98,465, respectively.

A summary of service-based stock option activity, and related information for the six-months ended June 30, 2014 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2014	787,000	$2.65
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	(190,000)	$3.02
Outstanding, June 30, 2014	597,000	$2.53

Options exercisable:
June 30, 2014	597,000	$2.53

The following summarizes the components of share-based compensation expense by equity type for the three-months ended March 31:

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Restricted Common Stock	$22,649	$23,001	$80,533	$64,668
Performance-based stock options	-	49,232	-	98,465
Total Share-Based Compensation Expense	$22,649	$72,233	$80,533	$163,133

Stock-based compensation for the three and six-months ended June 30, 2014 and 2013 is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

NOTE 8 – SEGMENT INFORMATION

The operating businesses of the Company are segregated into two reportable segments: (i) network solutions; and (ii) test and measurement. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the operations of Wireless Telecom Group, Inc. which operates the Noisecom product line and the operations of its subsidiary, Boonton.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Financial information by reportable segment for the three and six-months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Net sales by segment:
Network solutions	$7,601,813	$5,954,153	$13,991,671	$9,747,979
Test and measurement	2,837,103	2,750,733	5,632,576	5,753,896
Total consolidated net sales and net sales of reportable segments	$10,438,916	$8,704,886	$19,624,247	$15,501,875

Segment income:
Network solutions	$2,197,081	$1,525,206	$3,712,666	$2,312,022
Test and measurement	(8,279)	151,991	216,747	535,172
Income from reportable segments	2,188,802	1,677,197	3,929,413	2,847,194

Other unallocated amounts:
Corporate expenses	(920,425)	(959,948)	(1,858,987)	(1,885,538)
Interest and other income - net	(7,490)	200,550	(37,829)	215,257
Consolidated income before income tax (benefit)	$1,260,887	$917,799	$2,032,597	$1,176,913

Depreciation and amortization by segment:
Network solutions	$40,845	$28,244	$75,114	$55,424
Test and measurement	77,332	59,010	161,694	112,776
Total depreciation and amortization for reportable segments	$118,177	$87,254	$236,808	$168,200

Capital expenditures by segment:
Network solutions	$92,734	$22,060	$162,691	$52,215
Test and measurement	3,758	104,414	34,263	133,379
Total consolidated capital expenditures by reportable segment	$96,492	$126,474	$196,954	$185,594

Financial information by reportable segment as of June 30, 2014 and December 31, 2013:

	2014	2013
Total assets by segment:
Network solutions	$12,217,747	$9,649,681
Test and measurement	7,761,379	8,270,614
Total assets for reportable segments	19,979,126	17,920,295

Corporate assets, principally cash and cash equivalents and deferred and current taxes	15,761,094	25,516,736

Total consolidated assets	$35,740,220	$43,437,031
14

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Net consolidated sales by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

Sales by region	2014	2013	2014	2013
Americas	$8,059,115	$7,195,063	$15,103,189	$12,503,811
Europe, Middle East, Africa (EMEA)	1,282,804	1,030,444	2,803,800	2,003,209
Asia Pacific (APAC)	1,096,997	479,379	1,717,258	994,855
Total Sales	$10,438,916	$8,704,886	$19,624,247	$15,501,875

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended June 30, 2014 and 2013, sales in the United States for all reportable segments amounted to $7,429,777 and $6,783,504, respectively. For the six-months ended June 30, 2014 and 2013, sales in the United States amounted to $14,048,676 and $11,650,350, respectively. For the three and six-months ended June 30, 2014 and 2013, shipments to the EMEA region were not significantly concentrated in one country. Shipments to the APAC region were largely concentrated in China. For the three-months ended June 30, 2014 and 2013, sales in China for all reportable segments amounted to $837,553 and $204,047, respectively. For the six-months ended June 30, 2014 and 2013, sales in China amounted to $1,105,082 and $450,505, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Warranties:

The Company typically provides one-year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. Historically, the Company’s warranty expense has been minimal.

Leases:

On February 25, 2014, the Company entered into an agreement to remain at its principal corporate headquarters in Hanover Township, Parsippany, New Jersey through March 31, 2015. The lease can be renewed at the Company’s option for one five-year period at fair market value to be determined at term expiration. The current minimum monthly base rent payment is approximately $29,000.

Environmental Contingencies:

Following an investigation by the New Jersey Department of Environmental Protection (“NJDEP”) in 1982 of the waste disposal practices at a certain site formerly leased by Boonton, the Company put a ground water management plan into effect as approved by the NJDEP. Costs associated with this site are charged directly to income as incurred. The owner of this site has previously notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the Company liable for any resulting damages. Since May 1983, the owner has been on notice of this problem and has failed to institute any legal proceedings with respect thereto. While this does not bar the owner from instituting a suit, it is the opinion of the Company’s legal counsel that it is unlikely that the owner would prevail on any such claim.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company is diligently pursuing efforts to satisfy the requirements of the ground water management plan and receive a new determination from the NJDEP. The Company has recently received approval for a groundwater permit from the NJDEP to carry out the final Remedial Action Work Plan and report. This final phase results in the limited and reduced monitoring and testing as concentrations at the site continue on a decreasing trend. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities.

Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

Line of Credit:

The Company maintains a line of credit with a bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by the Company’s money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at the time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2014, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

NOTE 10 - STOCK REPURCHASE

On April 9, 2014, the Company entered into and consummated an agreement to repurchase a total of 4,815,110 shares of the Company’s common stock from Investcorp Technology Ventures, L.P., its largest shareholder at the time, for $2.00 per share. The Company funded the transaction from available cash.

Prior to the repurchase, Investcorp Technology Partners held 6,472,666 shares of the common stock of the Company, which at the time represented approximately 26.9% of the outstanding shares of common stock.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc. and its operating subsidiaries (collectively, the “Company”), develop, manufacture and market a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters and high-power passive microwave components for wireless products. The majority of the Company’s current business relates to its network solutions products, which are primarily used by its customers in relation to commercial infrastructure development in support of the expansion and upgrade to distributed antenna systems (“DAS”). In addition, the Company’s products are used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of RF and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

The operating businesses of the Company are segregated into two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations (Noisecom) and the operations of its subsidiary, Boonton. Additional financial information on the Company’s reportable segments as of June 30, 2014 and December 31, 2013, as well as for the three and six-months ended June 30, 2014 and 2013 is included in Note 8 to the Company’s interim condensed consolidated financial statements set forth in this current report on Form 10-Q.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and as of December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2014 (unaudited) and 2013 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2014 (unaudited) and 2013 (unaudited); and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the six-month period ended June 30, 2014 (unaudited).

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our property rights, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel of the Company. You should also consider carefully the statements in our Annual Report on Form 10-K for the year ended December 31, 2013, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. The Company’s forward-looking statements speak only as of the date of this Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the financial condition and results of operations are based upon the Company’s interim condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements required the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

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

Share-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment.” The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For any performance-based or service-based options granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period of three years. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation is based on the Company’s past history of forfeitures. Due to the limited amount of forfeitures in the past, the Company’s estimated forfeiture rate has been zero.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A key consideration in estimating the allowance for doubtful accounts has been, and will continue to be, the Company’s customers’ payment history and aging of its accounts receivable balance. If the financial condition of any of the Company’s customers were to decline, additional allowances might be required.

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of June 30, 2014 and December 31, 2013, the Company has identified its U.S. Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended June 30, 2014 and 2013, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

For the six-months ended June 30, 2014 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $19,624,000 from approximately $15,502,000, an increase of approximately $4,122,000 or 26.6%. For the three-months ended June 30, 2014 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $10,439,000 from approximately $8,705,000, an increase of approximately $1,734,000 or 19.9%. These increases were primarily the result of ongoing demand for the Company’s network solutions products, particularly for use in distributed antenna systems (“DAS”) which are designed into certain commercial infrastructure to allow for the transfer of wireless data. The Company continues to experience strong order activity in its network solutions segment due to commercial infrastructure development in support of the expansion and upgrades to DAS.

Net sales of the Company’s network solutions products for the six-months ended June 30, 2014 were approximately $13,992,000 as compared to approximately $9,748,000 for the six-months ended June 30, 2013, an increase of approximately $4,244,000 or 43.5%.Net sales of the Company’s network solutions products for the three-months ended June 30, 2014 were approximately $7,602,000 as compared to approximately $5,954,000 for the three-months ended June 30, 2013, an increase of approximately $1,648,000 or 27.7%. Net sales of network solutions products accounted for approximately 71% and 63% of net consolidated sales for the six-month periods ended June 30, 2014 and 2013, respectively. Net sales of network solutions products accounted for approximately 73% and 68% of net consolidated sales for the three-month periods ended June 30, 2014 and 2013, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales of the Company’s test and measurement products for the six-months ended June 30, 2014 were approximately $5,633,000 as compared to approximately $5,754,000 for the six-months ended June 30, 2013, a decrease of approximately $121,000 or 2%. Net sales of the Company’s test and measurement products for the three-months ended June 30, 2014 were approximately $2,837,000 as compared to approximately $2,751,000 for the three-months ended June 30, 2013, an increase of approximately $86,000 or 3%. Net sales of test and measurement products accounted for approximately 29% and 37% of net consolidated sales for the six-months periods ended June 30, 2014 and 2013, respectively. Net sales of test and measurement products accounted for approximately 27% and 32% of net consolidated sales for the three-months periods ended June 30, 2014 and 2013, respectively. Sales for our test and measurement segment were relatively unchanged for the comparable periods presented primarily due to soft order flow from prime defense contractors due to reduced defense budgets and a delay in the full production release of one of its new peak power products, which is expected to occur during the second half of 2014. This product was released on a limited basis in the second quarter of 2014.

Gross profit on net consolidated sales for the six-months ended June 30, 2014 was approximately $9,196,000 or 46.9% as compared to approximately $7,401,000 or 47.7% of net consolidated sales for the six-months ended June 30, 2013. Gross profit on net consolidated sales for the three-months ended June 30, 2014 was approximately $4,930,000 or 47.2% as compared to approximately $4,080,000 or 46.9% of net consolidated sales for the six-months ended June 30, 2013.

Gross profit margins are slightly lower for the six-months ended June 30, 2014 as compared to the same period of the previous year. Gross profit margins are slightly higher for the three-months ended June 30, 2014 as compared to the same period of the previous year. Fluctuations in consolidated gross profit margins are primarily due to shifts in segment revenue contribution and mix of products sold. The Company’s network solutions products typically sell at lower gross margins than products sold out of its test and measurement segment. However, due to higher revenue volumes and favorable product mix in the Company’s network solutions segment, gross profit margins improved slightly for the three-months ended June 30, 2014.

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

Consolidated operating expenses for the six-months ended June 30, 2014 were approximately $7,125,000 or 36% of net consolidated sales as compared to approximately $6,439,000 or 42% of net consolidated sales for the six-months ended June 30, 2013. Consolidated operating expenses were higher for the six-months ended June 30, 2014 due to an increase in consolidated research and development expenses of approximately $440,000 and an increase in consolidated sales and marketing expenses of approximately $358,000, offset by a decrease in consolidated general and administrative expenses of approximately $111,000. Consolidated operating expenses for the three-months ended June 30, 2014 were approximately $3,661,000 or 35% of net consolidated sales as compared to approximately $3,363,000 or 39% of net consolidated sales for the three-months ended June 30, 2013. Consolidated operating expenses were higher for the three-months ended June 30, 2014 due to an increase in consolidated research and development expenses of approximately $291,000 and an increase in consolidated sales and marketing expenses of approximately $113,000, offset by a decrease in consolidated general and administrative expenses of approximately $106,000.

Consolidated research and development expenses increased for the six-months ended June 30, 2014 primarily due to an increase in salaries in our network solutions and test and measurement segments of approximately $259,000 and $85,000, respectively, and costs associated with ongoing product development projects. The increase in research and development salaries is primarily due to additional engineering headcount in support of the Company’s product development efforts. Consolidated sales and marketing expenses increased for the six-months ended June 30, 2014 primarily due to higher salaries expense of approximately $266,000, higher non-employee sales commission of approximately $29,000 and higher trade show expense of approximately $27,000 in our network solutions segment. The increase in sales and marketing salaries is primarily due to additional sales headcount in support of the Company’s growing network solutions business. The decrease in consolidated general and administrative expenses for the six-months ended June 30, 2014 was primarily due to lower corporate legal and consulting fees of approximately $102,000 and a decrease in non-cash stock based compensation charges of approximately $83,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidated research and development expenses increased for the three-months ended June 30, 2014 primarily due to an increase in salaries in our network solutions and test and measurement segments of approximately $141,000 and $54,000, respectively. Consolidated sales and marketing expenses increased for the three-months ended June 30, 2014 primarily due to higher salaries expense of approximately $148,000 in our network solutions segment and higher trade show expense of approximately $40,000 in our test and measurement segment, partially offset by lower non-employee sales commission of approximately $38,000. The decrease in consolidated general and administrative expenses for the three-months ended June 30, 2014 was primarily due to a decrease in non-cash stock based compensation charges of approximately $50,000 and lower corporate legal and consulting fees of approximately $34,000.

Other expenses, net of other non-operating income, increased by approximately $208,000 and $253,000 for the three and six-months ended June 30, 2014, respectively, as compared to the corresponding periods of the previous year. The increase in other expense was primarily due to the recording of a realized gain of approximately $162,000 on the sale of an investment security during the three-months ended June 30, 2013 and the Company no longer realizing rental income from the investment property it sold in August 2013.

For the three and six-months ended June 30, 2014, the Company recorded tax expense of approximately $545,000 and $877,000, respectively. The tax expense is primarily due to to the reduction of the Company’s deferred tax asset based upon estimated Federal taxable income and estimated utilization of net operating losses thereon, and a provision for state income taxes. For the three and six-months ended June 30, 2013, the Company realized a tax benefit of approximately $140,000 and $227,000, respectively. The tax benefit was primarily due to a decrease in the Company’s deferred tax asset valuation allowance, partially offset by a provision for state income taxes. In 2013, the Company analyzed its deferred tax asset on a quarterly basis, adjusting the deferred tax valuation allowance based on management’s projection of estimated taxable income. Based on this analysis, coupled with the Company’s history of generating taxable income and utilizing its domestic net operating tax carryforward, management determined it was more likely than not that the Company’s deferred tax asset will be fully realized. Accordingly, at December 31, 2013, the associated valuation allowance on the Company’s domestic net operating losses was reduced to zero. Such adjustments to the valuation allowance had a significant impact on the Company’s effective tax rates. The Company will continue to evaluate the need for a valuation allowance against its tax asset and will adjust the valuation allowance as deemed appropriate.

For the six-months ended June 30, 2014, the Company realized net income of approximately $1,156,000 or $0.05 income per share on a basic and diluted basis, as compared to net income of approximately $1,404,000 or $0.06 income per share on a basic and diluted basis for the corresponding period of the previous year, a decrease of approximately $248,000, or $0.01 per diluted share. For the three-months ended June 30, 2014, the Company realized net income of approximately $716,000 or $0.04 income per share and $0.03 income per share on a basic and diluted basis, respectively, as compared to net income of approximately $1,058,000 or $0.04 income per share on a basic and diluted basis for the corresponding period of the previous year, a decrease of approximately $342,000.. The decreases were primarily due to the analysis discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has decreased by approximately $7,054,000 to approximately $22,151,000 at June 30, 2014, from approximately $29,205,000 at December 31, 2013. At June 30, 2014 and December 31, 2013, the Company had a current ratio of 7.0 to 1 and 10.4 to 1, respectively.

The Company had cash and cash equivalents of approximately $7,376,000 at June 30, 2014, compared to approximately $16,599,000 at December 31, 2013. In April 2014, the Company repurchased 4,815,110 shares of its outstanding common stock from its largest shareholder at the time at a cost of approximately $9,630,000, or $2.00 per share. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company realized cash from operating activities of approximately $570,000 for the six-month period ending June 30, 2014. The primary source of this cash was due to net income from operations for the six-month period and an increase in accounts payable, accrued expenses and other current liabilities, partially offset by an increase in accounts receivable, an increase in inventory and an increase in prepaid expenses and other assets.

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

Net cash used for investing activities for the six-months ended June 30, 2014 and 2013 was approximately $197,000 and $23,000, respectively. For the six-months ended June 30, 2014, the use of these funds was for capital expenditures. For the six-months ended June 30, 2013, the use of these funds was for capital expenditures offset by proceeds from the sale of a non-marketable security.

Cash used for financing activities for the six-months ended June 30, 2014 was approximately $9,597,000. During the six-months ended June 30, 2014, the Company repurchased 4,815,110 shares of its outstanding common stock from its largest shareholder at the time at a cost of approximately $9,630,000, or $2.00 per share. The use of the remainder of these funds was for periodic payments on an equipment lease, partially offset by proceeds from the exercise of stock options. Cash used for financing activities for the six-months ended June 30, 2013 was approximately $268,000. During the six-months ended June 30, 2013, the Company repurchased 174,741 shares of its outstanding common stock at a cost of approximately $229,000. The use of the remainder of these funds was for periodic payments on a mortgage note.

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to LIBOR in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2014, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability.

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

On August 1, 2013, the Company was awarded a contract with the Federal Aviation Administration to supply RF Peak Power Meters in support of the Common Route Surveillance Radar installations. The total order value of the product to be sold under the contract is approximately $1,100,000 and a considerable portion of the order, approximately $600,000, expected to be realized over the remainder of fiscal year 2014 and early fiscal year 2015. Additionally, on March 3, 2014, the Company received a significant order from one of its customers to supply its Low PIM Attenuators. The total order value of the product to be sold under the purchase order is approximately $1,800,000 with a majority of the revenue, approximately $1,300,000, expected to be realized during the latter part of 2014.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not repurchase shares under its stock repurchase program during the quarter ended June 30, 2014. The maximum number of shares that may yet be repurchased under the plan is 1,222,098.

On April 9, 2014, the Company entered into a Share Repurchase Agreement with Investcorp International Ltd., Investcorp S.A., SIPCO Limited and Investcorp Technology Ventures, L.P. (collectively referred to as the “Sellers”). Pursuant to the Agreement, the Company repurchased a total of 4,815,110 shares of the Company’s common stock from the Sellers. The price per share for the common stock was $2.00, and the aggregate repurchase price was $9,630,220.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed on October 15, 2012)

10.1	Share Repurchase Agreement, dated April 9, 2014, by and among Wireless Telecom Group, Inc., Investcorp International Ltd., Investcorp S.A., SIPCO Limited and Investcorp Technology Ventures, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2014)

10.2	Amended and Restated 2012 Incentive Compensation Plan of the registrant (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2014)

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
24

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: August 14, 2014	/S/ Paul Genova
Paul Genova
Chief Executive Officer

Date: August 14, 2014	/S/ Robert Censullo
Robert Censullo
Chief Financial Officer
26

EXHIBIT LIST

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed on October 15, 2012)

10.1	Share Repurchase Agreement, dated April 9, 2014, by and among Wireless Telecom Group, Inc., Investcorp International Ltd., Investcorp S.A., SIPCO Limited and Investcorp Technology Ventures, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2014)

10.2	Amended and Restated 2012 Incentive Compensation Plan of the registrant (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2014)

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

