Form 10-Q
period 2014-09-30
WIRELESS TELECOM GROUP INC
filed 2014-11-13
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of Common Stock outstanding as of November 7, 2014: 19,441,455

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -
	September 30, 2014	December 31, 2013
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,316,733	$16,599,249
Accounts receivable - net of allowance for doubtful accounts of $67,665 and $135,742 for 2014 and 2013, respectively	6,706,592	5,357,769
Inventories	8,963,528	8,169,276
Deferred income taxes - current	2,351,269	1,462,552
Prepaid expenses and other current assets	511,917	720,229
TOTAL CURRENT ASSETS	27,850,039	32,309,075
PROPERTY, PLANT AND EQUIPMENT - NET	1,743,903	1,609,427
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	5,029,568	7,454,935
Other assets	780,185	712,202
TOTAL OTHER ASSETS	7,161,145	9,518,529
TOTAL ASSETS	$36,755,087	$43,437,031

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$2,027,802	$1,459,594
Accrued expenses and other current liabilities	1,377,920	1,523,931
Equipment leases payable - current	163,564	120,103
TOTAL CURRENT LIABILITIES	3,569,286	3,103,628

LONG TERM LIABILITIES:
Equipment leases payable	51,049	59,296

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 29,455,891 and 29,232,557 shares issued, 19,441,455 and 24,033,231 shares outstanding, respectively	294,559	292,326
Additional paid-in-capital	39,320,351	38,970,783
Retained earnings	12,839,083	10,700,020
Treasury stock at cost, 10,014,436 and 5,199,326 shares, respectively	(19,319,241)	(9,689,022)
TOTAL SHAREHOLDERS’ EQUITY	33,134,752	40,274,107
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,755,087	$43,437,031

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

NET SALES	$11,372,215	$8,790,954	$30,996,462	$24,292,829

COST OF SALES	5,607,564	4,555,655	16,036,139	12,656,839

GROSS PROFIT	5,764,651	4,235,299	14,960,323	11,635,990

OPERATING EXPENSES
Research and development	863,011	719,552	2,542,112	1,958,856
Sales and marketing	1,359,197	1,182,446	4,058,417	3,523,770
General and administrative	1,416,873	1,761,527	4,163,800	4,619,934
TOTAL OPERATING EXPENSES	3,639,081	3,663,525	10,764,329	10,102,560

OPERATING INCOME	2,125,570	571,774	4,195,994	1,533,430

OTHER EXPENSE (INCOME) - NET	27,568	(160,536)	65,396	(375,793)

NET INCOME BEFORE INCOME TAXES	2,098,002	732,310	4,130,598	1,909,223

PROVISION FOR (BENEFIT) FROM INCOME TAXES	1,114,828	(357,681)	1,991,535	(584,953)

NET INCOME	$983,174	$1,089,991	$2,139,063	$2,494,176

INCOME PER COMMON SHARE:

BASIC	$0.05	$0.05	$0.10	$0.10

DILUTED	$0.05	$0.04	$0.10	$0.10

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,139,063	$2,494,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361,760	247,762
Stock compensation expense	234,801	479,214
Realized gain on non-marketable securities	-	(161,500)
Realized gain on sale of building	-	(188,403)
Deferred income taxes	1,536,650	(915,985)
Allowance for doubtful accounts	(68,077)	3,194
Inventory reserves	318,397	68,417
Changes in assets and liabilities:
Accounts receivable	(1,280,746)	(319,403)
Inventories	(1,112,649)	(595,816)
Prepaid expenses and other assets	55,685	120,617
Accounts payable, accrued expenses and other current liabilities	421,358	(346,206)
Net cash provided by operating activities	2,606,242	886,067

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(267,328)	(352,747)
Proceeds from sale of non-marketable securities	-	162,500
Proceeds from sale of building	-	3,393,919
Net cash (used for) provided by investing activities	(267,328)	3,203,672

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage note	-	(2,629,215)
Repayments of equipment lease payable	(108,211)	(30,782)
Proceeds from exercise of stock options	117,000	-
Repurchase of common stock - 4,815,110 and 174,741 shares, respectively	(9,630,219)	(229,350)
Net cash (used for) financing activities	(9,621,430)	(2,889,347)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,282,516)	1,200,392

Cash and cash equivalents, at beginning of period	16,599,249	12,969,513

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$9,316,733	$14,169,905

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Taxes	$448,617	$257,194

Interest	$-	$115,103

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$(149,432)	$(240,206)

Equipment leases payable	$149,432	$240,206

See accompanying notes

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2013	$292,326	$38,970,783	$10,700,020	$(9,689,022)	$40,274,107

Net income	-	-	2,139,063	-	2,139,063
Stock compensation expense	-	234,801	-	-	234,801
Restricted stock issued	800	(800)	-	-	-
Forfeiture of restricted stock previously issued	(67)	67			-
Issuance of shares in connection with stock options exercised	1,500	115,500	-	-	117,000
Repurchase of treasury stock	-	-	-	(9,630,219)	(9,630,219)

Balances at September 30, 2014	$294,559	$39,320,351	$12,839,083	$(19,319,241)	$33,134,752

See accompanying notes

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheets as of September 30, 2014, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2014 and 2013, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013, and the condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2014 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., which are collectively referred to herein as, the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large customer base. At September 30, 2014 and December 31, 2013, primarily all of the Company’s receivables pertained to the telecommunications industry.

For the three and nine-months ended September 30, 2014, one customer accounted for 10% and 11% of the Company’s total consolidated sales, respectively. No single customer accounted for more than 10% of the Company’s consolidated sales for the three and nine-months ended September 30, 2013. At September 30, 2014, one customer represented approximately 13% of the Company’s gross accounts receivable balance and no other customer represented more than 10%. At December 31, 2013, no customer represented more than 10% of the Company’s gross accounts receivable balance.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

Management has evaluated subsequent events and determined that there were no events or transactions requiring recognition or disclosure in the condensed consolidated financial statements through the date the financial statements were issued.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The Company has a domestic net operating loss carryforward at September 30, 2014 of approximately $17,700,000 which expires in 2029. The Company also has a German net operating loss carryforward at September 30, 2014 of approximately $23,400,000.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowance of $7,012,134 is associated with the Company’s German net operating loss carryforward from an inactive German entity. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of September 30, 2014, management believes that it is more likely than not that the Company will fully realize the benefits of its deferred tax asset associated with its domestic net operating loss carryforward.

The deferred income tax assets and (liabilities) are summarized as follows:

	September 30,	December 31,
Net deferred tax asset:	2014	2013
Uniform capitalization of inventory costs for tax purposes	$250,599	$ 225,022
Reserves on inventories	683,729	556,368
Allowance for doubtful accounts	27,066	54,297
Accruals	185,270	234,008
Tax effect of goodwill	(462,478)	(435,450)
Book depreciation over tax	(373,467)	(252,204)
Net operating loss carryforward	14,082,252	15,547,580
	14,392,971	15,929,621
Valuation allowance for deferred tax assets	(7,012,134)	(7,012,134)
	$7,380,837	$8,917,487

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

The components of income tax expense (benefit) related to income from operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Current:
Federal	$34,650	$5,658	$68,455	$35,014
State	199,240	121,568	386,430	296,018
Deferred:
Federal	795,495	(407,322)	1,366,520	(769,427)
State	85,443	(77,585)	170,130	(146,558)
	$1,114,828	$(357,681)	$1,991,535	$(584,953)

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of September 30, 2014 and December 31, 2013, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The State of New Jersey conducted a field examination of one of the Company’s subsidiary tax returns (Microlab) for the years 2009 through 2012, which was completed in August 2014. Based on the examination, the State of New Jersey did not propose any significant adjustments to the Company’s tax positions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Weighted average common shares outstanding	19,419,063	23,979,970	21,044,296	23,902,547
Potentially dilutive stock options	1,010,588	625,269	1,184,725	538,666
Weighted average common shares outstanding, assuming dilution	20,429,651	24,605,239	22,229,021	24,441,213

Common stock options are included in the diluted earnings per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of shares of common stock underlying options not included in diluted earnings per share, because the effects are anti-dilutive, was 1,708,802 and 2,466,731 for the three-months ended September 30, 2014 and 2013, respectively. For the nine-months ended September 30, 2014 and 2013, the weighted average number of shares of common stock underlying options not included in diluted earnings per share was 1,627,182 and 2,554,580, respectively.

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $1,083,810 and $765,413 at September 30, 2014 and December 31, 2013, respectively.

Inventories consist of:	September 30,	December 31,
	2014	2013

Raw materials	$4,338,396	$5,028,743
Work-in-process	1,658,444	470,983
Finished goods	2,966,688	2,669,550
	$8,963,528	$8,169,276

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

The Company’s goodwill balance of $1,351,392 at September 30, 2014 and December 31, 2013 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarter of 2013 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment.

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company's results for the three and nine-month periods ended September 30, 2014 include share-based compensation expense totaling $154,268 and $234,801, respectively. Results for the three and nine-month periods ended September 30, 2013 include share-based compensation expense of $316,081 and $479,214, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “2012 Plan”), which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company's future growth and success. When originally approved, the 2012 Plan provided for the grant of awards relating to 2,000,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of September 30, 2014, there were 2,285,000 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

All service-based options granted have ten-year terms from the date of grant and vest annually and become fully exercisable after a maximum of five years. Performance-based options granted have ten-year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s Board of Directors.

Provisions of the 2012 Plan require that all awards that are stock options be made at exercise prices equal to or greater than the fair market value on the date of the grant.

The Company did not grant stock option awards during the three and nine-month periods ended September 30, 2014 and 2013.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

The following summarizes the components of share-based compensation expense by equity type for the three and nine-months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Service-based Restricted Common Stock	$49,800	$45,300	$130,333	$109,968
Performance-based Restricted Common Stock	17,700	-	17,700	-
Performance-based Stock Options	86,768	270,781	86,768	369,246
Total Share-Based Compensation Expense	$154,268	$316,081	$234,801	$479,214

Stock-based compensation for the three and nine-months ended September 30, 2014 and 2013 is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

Restricted Stock

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

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plans, as of September 30, 2014, and changes during the nine-months ended September 30, 2014, are presented below:

		Weighted Average
		Grant Date
Non-vested Restricted Shares	Number of Shares	Fair Value
Non-vested at January 1, 2014	220,000	$1.63
Granted	80,000	$2.49
Forfeited	(6,666)	$1.51
Vested	(113,334)	$1.51
Non-vested at September 30, 2014	180,000	$2.09

Under the terms of the performance-based restricted common stock award agreements issued in 2013, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the award agreements and the 2012 Plan), the restricted stock shall automatically vest as permitted by the 2012 Plan. For the performance-based restricted stock awarded in August 2013, the Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. During the three-months ended September 30, 2014, management determined the performance conditions related to these restricted stock awards are probable to be achieved by the year ending 2016. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

As of September 30, 2014, the unearned compensation related to Company granted restricted common stock was $308,700 of which $149,400 (pertaining to 80,000 restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting to be held in June 2015, the vesting date. The remaining balance of $159,300 (pertaining to 100,000 performance-based restricted common stock awards issued in 2013) will be amortized on a straight-line basis through December 31, 2016, the implicit service period.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

Performance-Based Stock Options

A summary of performance-based stock option activity, and related information for the nine-months ended September 30, 2014 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2014	2,250,000	$1.28
Granted	-	-
Exercised	(150,000)	$0.78
Forfeited	-	-
Canceled/Expired	-	-
Outstanding, September 30, 2014	2,100,000	$1.32

Options exercisable:
September 30, 2014	1,150,000	$0.95

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of September 30, 2014 and December 31, 2013 was $2,318,650 and $1,896,250, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of September 30, 2014 and December 31, 2013 was $1,684,750 and $1,563,750, respectively.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. During the three-months ended September 30, 2014, management determined the performance conditions related to these stock option awards are probable to be achieved by the year ending 2016. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

As of September 30, 2014, the unearned compensation related to the 950,000 performance-based stock options granted in August 2013 (weighted average per share exercise price of $1.77) is $780,915, which will be amortized on a straight-line basis through December 31, 2016, the implicit service period.

The Company’s performance-based stock options granted prior to 2013 (consisting of 1,150,000 options) are fully amortized. For the three and nine-months ended September 30, 2013, the Company recorded compensation expense in the amount of $270,781 and $369,246, respectively.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

Service-Based Stock Options

A summary of service-based stock option activity, and related information for the nine-months ended September 30, 2014 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2014	787,000	$2.65
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	(190,000)	$3.02
Outstanding, September 30, 2014	597,000	$2.53

Options exercisable:
September 30, 2014	597,000	$2.53

The aggregate intrinsic value of service-based stock options exercisable as of September 30, 2014 and December 31, 2013 was $35,400 and $0, respectively.

The Company’s service-based stock options are fully amortized as of December 31, 2013 and September 30, 2014.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Financial information by reportable segment for the three and nine-months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Net sales by segment:
Network solutions	$8,034,568	$6,271,770	$22,026,239	$16,019,749
Test and measurement	3,337,647	2,519,184	8,970,223	8,273,080
Total consolidated net sales of reportable segments	$11,372,215	$8,790,954	$30,996,462	$24,292,829

Segment income:
Network solutions	$2,772,136	$1,782,916	$6,484,802	$4,094,938
Test and measurement	405,543	125,540	622,290	660,712
Income from reportable segments	3,177,679	1,908,456	7,107,092	4,755,650

Other unallocated amounts:
Corporate expenses	(1,052,109)	(1,336,682)	(2,911,098)	(3,222,220)
Interest and other income - net	(27,568)	160,536	(65,396)	375,793
Consolidated income before income tax provision (benefit)	$2,098,002	$732,310	$4,130,598	$1,909,223

Depreciation and amortization by segment:
Network solutions	$42,828	$31,196	$117,942	$86,620
Test and measurement	82,124	48,366	243,818	161,142
Total depreciation and amortization for reportable segments	$124,952	$79,562	$361,760	$247,762

Capital expenditures by segment:
Network solutions	$35,317	$82,105	$198,008	$134,320
Test and measurement	35,057	85,048	69,320	218,427
Total consolidated capital expenditures by reportable segment	$70,374	$167,153	$267,328	$352,747

Financial information by reportable segment as of September 30, 2014 and December 31, 2013:

	2014	2013
Total assets by segment:
Network solutions	$12,736,510	$9,649,681
Test and measurement	7,321,006	8,270,614
Total assets for reportable segments	20,057,516	17,920,295

Corporate assets, principally cash and cash equivalents and deferred and current taxes	16,697,571	25,516,736

Total consolidated assets	$36,755,087	$43,437,031
15

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Net consolidated sales by region were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Sales by region	2014	2013	2014	2013
Americas	$8,521,225	$6,645,495	$23,624,414	$19,149,306
Europe, Middle East, Africa (EMEA)	1,142,587	986,834	3,946,388	2,990,043
Asia Pacific (APAC)	1,708,403	1,158,625	3,425,660	2,153,480
Total Sales	$11,372,215	$8,790,954	$30,996,462	$24,292,829

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended September 30, 2014 and 2013, sales in the United States for all reportable segments amounted to $8,089,561 and $6,169,718, respectively. For the nine-months ended September 30, 2014 and 2013, sales in the United States amounted to $22,138,237 and $17,820,068, respectively. For the three and nine-months ended September 30, 2014 and 2013, shipments to the EMEA region were not significantly concentrated in one country. Shipments to the APAC region were largely concentrated in China. For the three-months ended September 30, 2014 and 2013, sales in China for all reportable segments amounted to $1,136,977 and $869,298, respectively. For the nine-months ended September 30, 2014 and 2013, sales in China amounted to $2,242,058 and $1,319,804, respectively.

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

Line of Credit:

The Company maintains a line of credit with a bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by the Company’s money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at the time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2014, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

NOTE 10 – STOCK REPURCHASE

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

The operating businesses of the Company are segregated into two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations (Noisecom) and the operations of its subsidiary, Boonton. Additional financial information on the Company’s reportable segments as of September 30, 2014 and December 31, 2013, as well as for the three and nine-months ended September 30, 2014 and 2013 is included in Note 8 to the Company’s interim condensed consolidated financial statements set forth in this current report on Form 10-Q.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and as of December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2014 (unaudited) and 2013 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014 (unaudited) and 2013 (unaudited); and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the nine-month period ended September 30, 2014 (unaudited).

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the financial condition and results of operations are based upon the Company’s interim condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements required the Company to make estimates and judgments that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable, valuation of deferred tax assets and estimated fair value of stock options) and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses for each period.

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of September 30, 2014 and December 31, 2013, the Company has identified its U.S. Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended September 30, 2014 and 2013, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

For the nine-months ended September 30, 2014 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $30,997,000 from approximately $24,293,000, an increase of approximately $6,704,000 or 27.6%. For the three-months ended September 30, 2014 as compared to the corresponding period of the previous year, net consolidated sales increased to approximately $11,372,000 from approximately $8,791,000, an increase of approximately $2,581,000 or 29.4%. These increases were primarily the result of continuing demand for the Company’s network solutions products, particularly for use in DAS which are designed into certain commercial infrastructure to allow for the transfer of wireless data. As a result, the Company has made several improvements in its design, production and procurement processes to shorten delivery times and meet overall market demand. While sales to wireless operators can fluctuate in the short-term, the Company expects demand for its products to continue throughout the broadband coverage and capacity expansion of the worldwide infrastructure. Additionally, the Company experienced stronger order flow during the three-months ended September 30, 2014 in its test and measurement segment due to increasing order activity from prime defense contractors and foreign government agencies.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales of the Company’s network solutions products for the nine-months ended September 30, 2014 were approximately $22,026,000 as compared to approximately $16,020,000 for the nine-months ended September 30, 2013, an increase of approximately $6,006,000 or 37.5%. Net sales of the Company’s network solutions products for the three-months ended September 30, 2014 were approximately $8,035,000 as compared to approximately $6,272,000 for the three-months ended September 30, 2013, an increase of approximately $1,763,000 or 28.1%. Net sales of network solutions products accounted for approximately 71% and 66% of net consolidated sales for the nine-month periods ended September 30, 2014 and 2013, respectively. Net sales of network solutions products accounted for approximately 71% of net consolidated sales for both of the three-month periods ended September 30, 2014 and 2013, respectively.

Net sales of the Company’s test and measurement products for the nine-months ended September 30, 2014 were approximately $8,970,000 as compared to approximately $8,273,000 for the nine-months ended September 30, 2013, an increase of approximately $697,000 or 8.4%. Net sales of the Company’s test and measurement products for the three-months ended September 30, 2014 were approximately $3,338,000 as compared to approximately $2,519,000 for the three-months ended September 30, 2013, an increase of approximately $819,000 or 32.5%. Net sales of test and measurement products accounted for approximately 29% and 34% of net consolidated sales for the nine-months periods ended September 30, 2014 and 2013, respectively. Net sales of test and measurement products accounted for approximately 29% of net consolidated sales for both of the three-months periods ended September 30, 2014 and 2013, respectively. Sales for our test and measurement segment increased primarily due to increased demand for the Company’s peak power test instruments sold to prime defense contractors and foreign government agencies.

Gross profit on net consolidated sales for the nine-months ended September 30, 2014 was approximately $14,960,000 or 48.3% as compared to approximately $11,636,000 or 47.9% of net consolidated sales for the nine-months ended September 30, 2013. Gross profit on net consolidated sales for the three-months ended September 30, 2014 was approximately $5,765,000 or 50.7% as compared to approximately $4,235,000 or 48.2% of net consolidated sales for the three-months ended September 30, 2013.

Gross profit margins are higher for both the three and nine-months ended September 30, 2014 as compared to the same periods of the previous year. Fluctuations in consolidated gross profit margins are primarily due to shifts in segment revenue contribution and mix of products sold. The Company’s network solutions products typically sell at lower gross margins than products sold out of its test and measurement segment. Due to higher revenue volumes being applied to certain fixed manufacturing costs per unit and favorable product mix in both of the Company’s segments, gross profit margins improved for the three and nine-months ended September 30, 2014.

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

Consolidated operating expenses for the nine-months ended September 30, 2014 were approximately $10,764,000 or 35% of net consolidated sales as compared to approximately $10,103,000 or 42% of net consolidated sales for the nine-months ended September 30, 2013. Consolidated operating expenses were higher for the nine-months ended September 30, 2014 due to an increase in consolidated research and development expenses of approximately $583,000 and an increase in consolidated sales and marketing expenses of approximately $534,000, offset by a decrease in consolidated general and administrative expenses of approximately $456,000. Consolidated operating expenses for the three-months ended September 30, 2014 were approximately $3,639,000 or 32% of net consolidated sales as compared to approximately $3,664,000 or 42% of net consolidated sales for the three-months ended September 30, 2013. Consolidated operating expenses were lower for the three-months ended September 30, 2014 due to a decrease in consolidated general and administrative expenses of approximately $345,000, offset by an increase in consolidated sales and marketing expenses of approximately $177,000 and an increase in consolidated research and development expenses of approximately $143,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidated research and development expenses increased for the nine-months ended September 30, 2014 primarily due to an increase in salaries in our network solutions and test and measurement segments of approximately $363,000 and $67,000, respectively, and costs associated with ongoing product development projects. The increase in research and development salaries is primarily due to additional engineering headcount in support of the Company’s product development efforts. Consolidated sales and marketing expenses increased for the nine-months ended September 30, 2014 primarily due to higher salaries expense of approximately $405,000 and higher trade show expense of approximately $38,000 in our network solutions segment. The increase in sales and marketing salaries is primarily due to additional sales headcount in support of the Company’s growing network solutions business. The decrease in consolidated general and administrative expenses for the nine-months ended September 30, 2014 was primarily due to lower corporate legal and consulting fees of approximately $313,000 and a decrease in non-cash stock based compensation charges of approximately $244,000.

Consolidated research and development expenses increased for the three-months ended September 30, 2014 primarily due to an increase in salaries in our network solutions segment of approximately $104,000 and costs associated with ongoing product development projects. Consolidated sales and marketing expenses increased for the three-months ended September 30, 2014 primarily due to higher salary expenses of approximately $139,000 in our network solutions segment and higher non-employee sales commission of approximately $47,000. The decrease in consolidated general and administrative expenses for the three-months ended September 30, 2014 was primarily due to lower corporate legal and consulting fees of approximately $165,000, a decrease in non-cash stock based compensation charges of approximately $162,000 and lower variable compensation expense of approximately $80,000.

Other expenses, net of other non-operating income, increased by approximately $188,000 and $441,000 for the three and nine-months ended September 30, 2014, respectively, as compared to the corresponding periods of the previous year. The increase in other expense was primarily due to the recording of a realized gain of approximately $162,000 on the sale of an investment security during the three-months ended June 30, 2013, the recording of a gain of approximately $118,000 on the sale of an investment property during the three-months ended September 30, 2013 and the Company no longer realizing rental income from the same investment property sold in 2013.

For the three and nine-months ended September 30, 2014, the Company recorded tax expense of approximately $1,115,000 and $1,992,000, respectively. The tax expense is primarily due to income generated from the Company’s operations. The tax expense recorded is predominantly comprised of a non-cash deferred tax expense for Federal income taxes and a provision for state income taxes for which the Company makes estimated tax payments on a quarterly basis. For the three and nine-months ended September 30, 2013, the Company realized a tax benefit of approximately $358,000 and $585,000, respectively. The tax benefit was primarily due to a decrease in the Company’s deferred tax asset valuation allowance, partially offset by a provision for state income taxes. In 2013, the Company analyzed its deferred tax asset on a quarterly basis, adjusting the deferred tax valuation allowance based on management’s projection of estimated taxable income. Based on this analysis, coupled with the Company’s history of generating taxable income and utilizing its domestic net operating loss carryforward, management determined it was more likely than not that the Company’s deferred tax asset will be fully realized. Accordingly, at December 31, 2013, the associated valuation allowance on the Company’s domestic net operating losses was reduced to zero. Such adjustments to the valuation allowance had a significant impact on the Company’s effective tax rates. Further, adjustments to the valuation allowance had a significant favorable impact on the Company’s per share net income. The Company will continue to evaluate the need for a valuation allowance against its tax asset and will adjust the valuation allowance as deemed appropriate.

For the nine-months ended September 30, 2014, the Company realized net income of approximately $2,139,000 or $0.10 income per share on a basic and diluted basis, as compared to net income of approximately $2,494,000 or $0.10 income per share on a basic and diluted basis for the corresponding period of the previous year, a decrease of approximately $355,000. For the three-months ended September 30, 2014, the Company realized net income of approximately $983,000 or $0.05 income per share on a basic and diluted basis, as compared to net income of approximately $1,090,000 or $0.05 income per share and $0.04 income per share on a basic and diluted basis, respectively, for the corresponding period of the previous year, a decrease of approximately $107,000. The decreases were primarily due to the factors discussed above.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has decreased by approximately $4,924,000 to approximately $24,281,000 at September 30, 2014, from approximately $29,205,000 at December 31, 2013. At September 30, 2014 and December 31, 2013, the Company had a current ratio of 7.8 to 1 and 10.4 to 1, respectively.

The Company had cash and cash equivalents of approximately $9,317,000 at September 30, 2014, compared to approximately $16,599,000 at December 31, 2013. In April 2014, the Company repurchased 4,815,110 shares of its outstanding common stock from its largest shareholder at the time at a cost of approximately $9,630,000, or $2.00 per share. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of a former wholly-owned subsidiary in 2010. Accordingly, future taxable income is expected to be offset by the utilization of net operating loss carryforwards and as a result, will increase the Company’s liquidity as cash needed to pay Federal income taxes will be substantially reduced.

The Company realized cash from operating activities of approximately $2,606,000 for the nine-month period ending September 30, 2014. The primary source of this cash was due to net income from operations for the nine-month period, an increase in accounts payable, accrued expenses and other current liabilities, and a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable and an increase in inventory.

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

The Company’s inventory has increased by approximately $795,000, net of inventory reserve adjustments during the period, to approximately $8,964,000 at September 30, 2014, from approximately $8,169,000 at December 31, 2013. The Company has increased its work-in-process and finished goods inventory in its network solutions segment in order to meet expected near-term customer demand for these products.

Net cash used for investing activities for the nine-months ended September 30, 2014 was approximately $267,000. Net cash provided by investing activities for the nine-months ended September 30, 2013 was approximately $3,204,000. The source of this cash was due to proceeds from the sale of the Mahwah Building and proceeds from the sale of a non-marketable security, offset by capital expenditures.

Cash used for financing activities for the nine-months ended September 30, 2014 was approximately $9,621,000. During the nine-months ended September 30, 2014, the Company repurchased 4,815,110 shares of its outstanding common stock from its largest shareholder at the time at a cost of approximately $9,630,000, or $2.00 per share. The use of the remainder of these funds was for periodic payments on an equipment lease, partially offset by proceeds from the exercise of stock options. Cash used for financing activities for the nine-months ended September 30, 2013 was approximately $2,889,000. The use of these funds was for the final payment on a mortgage note, the acquisition of treasury stock and periodic payments on an equipment lease.

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to LIBOR in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2014, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not repurchase shares under its stock repurchase program during the quarter ended September 30, 2014. The maximum number of shares that may yet be repurchased under the plan is 1,222,098.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed on October 15, 2012)

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 13, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: November 13, 2014	/S/ Paul Genova
Paul Genova
Chief Executive Officer

Date: November 13, 2014	/S/ Robert Censullo
Robert Censullo
Chief Financial Officer
26

EXHIBIT LIST

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed on October 15, 2012)

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 13, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

