Form 10-K
period 2014-12-31
WIRELESS TELECOM GROUP INC
filed 2015-03-31
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

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

Yes ☐    No ☒

The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE MKT on June 30, 2014: $50,762,021

Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 20, 2015: 19,496,455

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual report on Form 10-K.

PART I

Item 1. Business

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), designs and manufactures radio frequency (“RF”) and microwave-based products for wireless and advanced communications industries and currently markets its products and services worldwide under the Boonton, Microlab and Noisecom® brands. Our complementary suite of high performance instruments and components includes peak power meters, signal analyzers, RF passive components and integrated subsystems, noise modules and precision noise generators. The Company serves both commercial and government markets with workflow-oriented, built-for-purpose solutions in distributed antenna systems (“DAS”), cellular/mobile, WiFi, WiMAX, private mobile radio, satellite, cable, radar, avionics, medical, and computing applications. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name, Noise Com, Inc., and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc. The corporate website address is www.wtcom.com. Noise Com, Inc., Boonton Electronics Corporation and Microlab/FXR are hereinafter referred to as “Noise Com”, “Boonton” and “Microlab”, respectively.

The Company presents its operations in two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of Microlab. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom.

Sales by reportable segment for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Network solutions	$28,211,609	$22,031,549
Test and measurement	12,125,759	11,793,524
	$40,337,368	$33,825,073

Additional financial information on the Company’s reportable segments for each of the last two years is included in the Company’s Notes to the consolidated financial statements (see Note 7, “Segment and Related Information”) included as part of this annual report.

Market

Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products, electronic testing and measurement instruments, and passive components to various customers. Approximately 88% and 86% of the Company’s consolidated sales in fiscal 2014 and 2013, respectively, were derived from commercial customers. The remaining consolidated sales (approximately 12% and 14%, respectively) were comprised of sales made to the United States government (particularly the armed forces) and prime defense contractors.

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

Noise sources also are used in radar systems as part of built-in test equipment to continuously monitor the radar receiver and in satellite communications where the use of back-up receivers are becoming more common as the demand for communication availability and reliability is increasing. This test helps assure that the back-up receiver is functional and ready.

The Company also offers a line of broadband test sources serving the Cable Television and Cable Modem industry, including measurement solutions for CATV equipment, Data-Over-Cable (“DOCSIS”) and Digital TV.

The Company’s products consist of several models with varying degrees of capabilities, which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand-alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. Prices of products range from approximately $100 to $100,000 per unit, with most sales occurring between $2,000 and $35,000 per unit.

The Company’s products have extended useful lives and the Company provides recalibration services for its instrument products to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 3% and 4% of consolidated sales for the years ended 2014 and 2013, respectively.

Marketing and Sales

As of March 20, 2015, the Company’s in-house marketing and sales force consisted of twenty-three individuals. The Company promotes the sale of its products to customers and manufacturers’ representatives through its web-site, product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions.

The Company’s products are sold globally through its in-house sales people and by over one hundred manufacturers’ representatives and distributors (i.e., the Company’s channel partners). Generally, our channel partners do not stock inventories of the Company’s products. Channel partners accounted for 80% and 75% of the Company’s consolidated sales for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, no channel partner accounted for more than 10% of total consolidated sales. The Company does not believe that the loss of any single channel partner would have a material adverse affect on its business.

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

For the year ended December 31, 2014, one customer accounted for approximately 10% of total consolidated sales. For the year ended December 31, 2013, one customer accounted for 11% of total consolidated sales and no other single customer accounted for 10% or more of total consolidated sales. The Company’s largest customers vary from year to year. Accordingly, while the complete loss or substantial reduction of sales to any large customer could have a material adverse affect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse affect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse affect on its business.

Regional consolidated sales from operations for fiscal 2014 were made to customers in the Americas ($30,480,266 or 76% of total consolidated sales), Europe, Middle East and Africa ($5,212,246 or 13% of total consolidated sales) and Asia Pacific ($4,644,856 or 11% of total consolidated sales).

Research and Development

The Company currently maintains an engineering staff (twenty-four individuals as of March 20, 2015) whose duties include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Expenses for research and development involve engineering for improvements and development of new products for commercial markets. Such expenditures for operations include the cost of engineering services and engineering support personnel and were approximately $3,380,000 and $2,645,000 for the years ended December 31, 2014 and 2013, respectively.

Competition

The Company competes against many companies, which utilize similar technology to that of the Company, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than the Company. Some of these companies include Agilent Technologies, Inc., Rhode & Schwartz GmbH & Co. KG, Anritsu Corporation, Kathrein, Commscope and Westell Technologies, Inc. The Company competes by having a niche in several product areas where it capitalizes on its expertise in manufacturing products with unique specifications.

The Company designs its products with special attention to making them user-friendly, and re-evaluates its products for the purpose of enhancing and improving them. The Company believes that these efforts, along with its willingness to adapt its products to the particular needs of its customers and its intensive efforts in customer and technical support, are factors that add to the competitiveness of its products.

Backlog

The Company’s consolidated backlog of firm orders shippable in the next twelve months was approximately $2,600,000 at December 31, 2014, compared to approximately $3,200,000 at December 31, 2013. It is anticipated that the majority of the backlog orders at December 31, 2014 will be filled during the current year. At March 30, 2015, the Company’s backlog was approximately $3,600,000. The stated backlog is not necessarily indicative of

Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s inventory policy stresses maintaining substantial raw materials in order to minimize the Company’s dependency on third-party suppliers and to improve the Company’s capacity to expedite production in response to customer orders. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company’s operations. For the year ended December 31 2014, two third-party suppliers each accounted for approximately 12% of the Company’s total consolidated inventory purchases. For the year ended December 31, 2013, two third-party suppliers each accounted for 11% of the Company’s total consolidated inventory purchases. No other third-party supplier accounted for 10% or more of the Company’s total consolidated inventory purchases for either of the years ended 2014 or 2013.

The Company is not party to any formal written contract regarding the deliveries of its supplies and components. It generally purchases such items pursuant to written purchase orders of both the individual and blanket variety. Blanket purchase orders usually cover the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

The Company primarily produces its products by final and some intermediate assembly, calibration and testing. Testing of products is generally accomplished at the end of the manufacturing process and is performed in-house, as are all quality control processes. The Company utilizes modern equipment for the design, engineering, manufacture, assembly and testing of its products.

Warranty and Service

The Company typically provides one-year warranties on its instrument products that cover both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period, if the proper preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required outside the warranty period are not covered by the Company’s warranty.

In cases of defective products, the customer typically returns them to the Company’s facility. The Company’s service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company’s facility, and the Company charges its customers a fee for those service items that are not covered by warranty. The Company’s Noisecom and Microlab divisions typically don’t offer their customers any formal written service contracts. However, the Company’s Boonton division does offer its customers’ formal written service contracts for a fee.

Product Liability Coverage

The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability by customers and others. Claims may be asserted against the Company by end-users of any of the Company’s products.

The Company maintains product liability insurance coverage and no claims have been asserted for product liability due to a defective or malfunctioning device. However, it is possible that the Company may be subject to such claims in the future and corresponding litigation should one or more of its products fail to perform or meet its specifications.

Intellectual Property

Proprietary information and know-how are important to the Company’s commercial success. The trademarks “Boonton” and “Noise Com” are registered in the United States Patent and Trademark Office. There can be no assurance that others will not either develop independently the same or similar information and know-how or obtain and use proprietary information of the Company. Certain key employees have signed confidentiality and non-competition agreements regarding the Company’s proprietary information. There can be no assurance that the terms of such agreements will not be breached.

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

The New Jersey Department of Environmental Protection (the “NJDEP”) conducted an investigation in 1982 concerning disposal at a facility previously leased by the Company’s Boonton operations. The focus of the investigation involved certain materials formerly used by Boonton’s manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978. The Company has cooperated with the NJDEP investigation and has been diligently pursuing the matter in an attempt to resolve it in accordance with applicable NJDEP operating procedures. The above referenced activities were conducted by Boonton prior to our acquisition of that entity in 2000.

In 1982, the Company and the NJDEP agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. In 2014, the Company received approval for a groundwater permit from the NJDEP to carry out the final Remedial Action Work Plan and report. Under the final phase of the Remedial Action Work Plan, there will be limited and reduced monitoring and testing as long as concentrations at the site continue on a decreasing trend.

Expenditures incurred by the Company during the year ended December 31, 2014 and 2013 in connection with the site amounted to approximately $78,000 and $51,000, respectively. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

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

Employees

As of March 20, 2015, the Company had 124 full-time employees, including its officers, 66 of whom are engaged in manufacturing and repair services, 11 in administration and financial control, 24 in engineering and research and development, and 23 in marketing and sales.

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

Investor Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Therefore, it files periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be read and copied by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information at the Company’s Investor Relations page on its website. The address of our website is www.wtcom.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

Many of our competitors are substantially larger than we are, and have greater financial, technical, marketing and other resources than we have. Many of these large enterprises are in a better position to withstand any significant reduction in capital spending by customers in our markets. They often have broader product lines and market focus, and may not be as susceptible to downturns in a single market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

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

Our future research and development projects may not be successful.

The successful development of telecommunications products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals. There is no assurance that any of our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly developed products will achieve commercial success. Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

The cyclicality of our end user markets could harm our financial results.

Many of the end markets we serve, including but not limited to the commercial wireless market, have historically been cyclical and have experienced periodic downturns. The factors leading to and the severity and length of a downturn are very difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. If we fail to anticipate changes in the end markets we serve, our business, results of operations and financial condition could be materially adversely affected. We are subject to fluctuations in technology spending by existing and potential customers.

Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market and damage our reputation.

As part of our efforts to streamline operations and to minimize costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers or other outsourcers could cause disruptions or delays.

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

The testing and use of electronic communications equipment and the accurate transmission of information entail a risk of product liability claims being asserted by customers and third parties.

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

In 1982, the Company and the NJDEP agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. In 2014, the Company received approval for a groundwater permit from the NJDEP to carry out the final Remedial Action Work Plan and report. Under the final phase of the Remedial Action Work Plan, there will be limited and reduced monitoring and testing as long as concentrations at the site continue on a decreasing trend. However, we cannot be assured that concentrations of contaminants at the site will decrease.

Expenditures incurred by the Company during the year ended December 31, 2014 and 2013 in connection with the site amounted to approximately $78,000 and $51,000, respectively. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

Certain of our products and international sales may be subject to ITAR, EAR, Foreign Corrupt Practices Act and other U.S. and foreign government laws, regulations, policies and practices, which may adversely affect our business, results of operations and financial condition.

Our international sales, for which we also use foreign representatives and consultants, are subject to U.S. laws, regulations and policies, including the ITAR and the Foreign Corrupt Practices Act and other export laws and regulations, as well as foreign government laws, regulations and procurement policies and practices which may differ from the U.S. Government regulations in this regard. The ITAR requires export licenses from the U.S. Department of State for products shipped outside the United States that have military or strategic applications.

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

We are also subject to, and must comply with, the U. S. Foreign Corrupt Practices Act, or the FCPA, and similar world-wide anti-corruption laws, including the U.K. Bribery Act of 2010. These acts generally prohibit both us and our third party intermediaries from making improper payments to foreign officials for the purpose of acquiring or retaining business or otherwise obtaining favorable treatment. We are required as well to maintain adequate record-keeping and internal accounting practices to fully and accurately reflect our transactions. We operate in many parts of the world that have experienced government corruption. In certain circumstances, the FCPA and our programs and policies may conflict with local customs and practices. If we or our any of our local intermediaries have failed to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose severe criminal and civil penalties. The assertion of violations of the FCPA or other anti-corruption laws could disrupt our business and, if proven, have a material adverse effect on our results of operations and financial condition.

The loss of key personnel could adversely impact our ability to remain competitive; Our development of new and upgraded products could be adversely impacted by our inability to hire or retain personnel with appropriate technical capabilities.

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

Furthermore, our ability to research and develop new technologies and products, or upgraded versions of existing products, will depend, in part, on our ability to hire personnel with knowledge and skills that our current personnel do not have.  If we are unable to hire or retain such qualified personnel, our revenues could be negatively impacted, and our business could suffer.

Third parties could claim that we are infringing on their intellectual property rights which could result in substantial costs, diversion of significant managerial resources and significant harm to our reputation.

The industries in which our company operates are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies in various jurisdictions that are important to our business. Defending claims, including claims without merit, requires allocation of resources, including personnel and capital, which could adversely impact our results of operations. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license agreements, or stop the sale of certain products, which could adversely affect our net sales, gross margins and expenses and harm our future prospects.

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

The market price of our Common Stock has experienced significant volatility and may continue to be subject to rapid swings in the future. From January 1, 2013 to March 20, 2015, the trading prices of our stock have ranged from $1.20 to $3.78 per share. There are several factors which could affect the price of our Common Stock, including some of which are announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for our products, and the entrance of additional competitors into our markets.

Although our Common Stock is listed for trading on the NYSE MKT, the trading volume in our Common Stock is less than that of other, larger companies in the wireless and advanced communications industries. Traditionally, the trading volume of our Common Stock has been limited. For example, for the 90 trading days ending on February 28, 2015, the average daily trading volume was approximately 37,000 shares per day and ranged from between approximately 1,000 shares per day and approximately 237,000 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our Common Stock at any given time. Because of our limited trading volume, holders of our Common Stock may not be able to sell quickly any significant number of such shares, and any attempted sales of a large number of our shares will likely have a material adverse impact on the price of our Common Stock.

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

Our business is dependent on capital spending on data and communication networks by customers or end users of our products and reductions in such capital spending adversely affect our business.

Our performance is dependent on customers’ or end users’ capital spending for constructing, rebuilding, maintaining or upgrading data and communication networks, which can be volatile or hard to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending, and, therefore, our sales and profits, including:

  •   competing technologies;

  •   timing and adoption of global rollout of new technologies, including 4G/LTE;

  •   customer specific financial or stock market conditions;

  •   governmental regulation;

  •   demands for network services;  and

  •   acceptance of new services offered by our customers;

Our customers or the end users of our products may not purchase new equipment at levels we have seen in the past or expect in the future. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of such parties, our revenue may decline.  As a result of these issues, we may not be able to maintain or increase our revenue in the future, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our future success depends on our ability to anticipate and to adapt to technological changes and develop, implement and market product innovations.

Many of our markets are characterized by advances in information processing and communications capabilities that require increased transmission speeds and greater bandwidth. These advances require ongoing improvements in the capabilities of our products.  However, we may not be successful in our ongoing improvement efforts if, among other things, our products:

  •   are not cost effective;

  •   are not brought to market in a timely manner;

  •   are not in accordance with evolving industry standards; or

  •   fail to achieve market acceptance or meet customer requirements.

There are various competitive wireless technologies that could be a substitute for the products we sell.  The failure to successfully introduce new or enhanced products on a timely and cost-competitive basis or the inability to continue to market existing products on a cost-competitive basis could have a material adverse effect on our results of operations and financial condition. In addition, sales of new products may replace sales of some of our existing products, mitigating the benefits of new product introductions and possibly resulting in excess levels of inventory.

Our revenues are dependent in part on commercial upgrades of 4G wireless communications equipment, products and services.  Our business may be harmed, and our investments in our technologies may not provide us an adequate return if:

  •   LTE, a wireless standard, is not widely deployed or commercial deployment is delayed;

  •   wireless operators delay moving customers to 4G devices;

  •   wireless operators delay 4G deployments, expansions or upgrades;

  •   government regulators delay the reallocation of spectrum to allow wireless operators to upgrade to 4G, which will restrict the expansion of 4G wireless connectivity;

  •   wireless operators are unable to drive improvements in 4G network performance and/or capacity;

  •   wireless operators and other industries using these technologies deploy other technologies; or

  •   wireless operators choose to spend their capital on their core network or limit their expenditures on radio access network (RAN).

Our business is dependent on our ability to increase our share of components sold and to continue to drive the adoption of our products and services into LTE and 4G wireless networks. If commercial deployment of our technologies, and upgrade of subscribers to 4G wireless communications equipment, products and services using our technologies do not continue or are delayed, our revenues could be negatively impacted, and our business could suffer.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant with respect to both of the Company’s business segments. The lease is set to expire on March 31, 2015. As of the date of this report, the Company is in negotiations to extend the building lease term.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the NYSE MKT under the name Wireless Telecom Group, Inc. (symbol: WTT). The following table sets forth the high and low sales prices of the Company’s Common Stock for the periods indicated as reported on the NYSE MKT.

2014 Fiscal Year	High	Low

1st Quarter	$3.78	$2.05

2nd Quarter	$2.79	$2.30

3rd Quarter	$2.84	$2.38

4th Quarter	$2.91	$2.29

2013 Fiscal Year

1st Quarter	$1.56	$1.20

2nd Quarter	$2.08	$1.41

3rd Quarter	$2.05	$1.42

4th Quarter	$2.50	$1.75

On March 20, 2015, the closing price of the common stock of the Company as reported was $2.86. On March 20, 2015, the Company had 405 stockholders of record. These stockholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2014, the Company did not repurchase any shares under its stock repurchase program. The maximum number of shares remaining eligible for repurchase under the plan is 1,222,098.

Equity Compensation Plan Information

Set forth below is certain aggregated information with respect to (i) equity compensation plans that have been previously approved by the Company’s stockholders and (ii) plans not approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	2,592,000	$1.56	2,335,000

Equity compensation plans not approved by security holders	—	—	—

Total	2,592,000	$1.56	2,335,000

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013 (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.

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

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. As of December 31, 2014 and 2013, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2014 and 2013, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Valuation of goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. Management first makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, based on the qualitative assessment, it is more-likely-than-not the estimated fair value of a reporting unit is well in excess of its carrying amount, management will not perform any quantitative assessment. If, however, the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management then performs a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company’s goodwill balance of $1,351,392 at December 31, 2014 and 2013 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarters of 2014 and 2013 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value.

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

Results of Operations Year Ended December 31, 2014 Compared to 2013

Net consolidated sales for the year ended December 31, 2014 were $40,337,368 as compared to $33,825,073 for the year ended December 31, 2013, an increase of $6,512,295 or 19.3%. This increase was primarily the result of strong demand throughout 2014 for the Company’s network solutions products, particularly for use in DAS. In 2014, the Company experienced strong order activity in its network solutions segment due to commercial infrastructure development in support of ongoing DAS deployments and upgrades.

Net sales of the Company’s network solutions products for the year ended December 31, 2014 were $28,211,609 as compared to $22,031,549 for the year ended December 31, 2013, an increase of $6,180,060 or 28.1%. Net sales of network solutions products accounted for 69.9% and 65.1% of net consolidated sales for the years ended December 31, 2014 and 2013, respectively. The increase in sales during 2014 was primarily due to the Company’s growing participation in the DAS market through supply of its passive microwave components.

Net sales of the Company’s test and measurement products for the year ended December 31, 2014 were $12,125,759 as compared to $11,793,524 for the year ended December 31, 2013, an increase of $332,235 or 2.8%. Net sales of test and measurement products accounted for 30.1% and 34.9% of net consolidated sales for the years ended December 31, 2014 and 2013, respectively. The increase in sales for 2014 was primarily due to higher order volume during 2014 as a result of increased order flow from prime defense contractors and certain government agencies.

The Company’s gross profit on consolidated net sales for the year ended December 31, 2014 was $19,043,693 or 47.2% as compared to $16,128,350 or 47.7% as reported in the previous year. Gross profit dollars increased primarily due to higher revenue volumes, particularly in our network solutions segment as noted above. Gross profit percentage was lower in 2014 compared to 2013 due to higher charges in 2014 for slow moving and obsolete inventory, primarily in the Company’s test and measurement segment. The Company increased its production capacity in 2014 in order to support increased demand for the Company’s network solutions products. However, labor and overhead costs as a percentage of sales remained relatively unchanged in 2014 compared to 2013.

The Company’s products consist of several models with varying degrees of capabilities which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand-alone components or devices that are connected to, or used in conjunction with, such equipment from an external site, in the factory or in the field.

Prices of products range from approximately $100 to $100,000 per unit, with most sales occurring between approximately $2,000 and $35,000 per unit. The Company can further experience variations in gross profit based upon the mix of these products sold, as well as variations due to revenue volume and economies of scale. The Company will continue to rigidly monitor costs associated with material acquisition, manufacturing and production.

Consolidated operating expenses for the year ended December 31, 2014 were $14,364,691 or 35.6% of consolidated net sales as compared to $13,932,587 or 41.2% of consolidated net sales for the year ended December 31, 2013. For the year ended December 31, 2014 as compared to the prior year, consolidated operating expenses increased by $432,104 or 3.1%. Consolidated operating expenses were higher in 2014 due to an increase in consolidated research and development expenses of $734,850 and an increase in consolidated sales and marketing expenses of $628,953, offset by a decrease in consolidated general and administrative expenses of $931,699. The increase in consolidated research and development expense is primarily due to an increase in salaries in our network solutions segment of $477,132 and costs associated with current product development projects. Consolidated sales and marketing expenses were higher in 2014 primarily due to an increase in salaries in our network solutions segment of $559,649 and an increase in trade show expense of $73,615. The decrease in consolidated general and administrative expenses was primarily due to lower corporate legal and consulting fees of $494,763, a decrease in non-cash stock based compensation expense of $389,137 and a decrease in bad debt expense of approximately $160,000.

Other expense, net of other non-operating income, increased by $460,910 for the year ended December 31, 2014 as compared to the previous year. The increase in other expense was primarily due to a net realized gain on the sale of the Mahwah Building of $188,403 in 2013, the recording of a realized gain on the sale of an investment security purchased in a prior year of $161,500 in 2013, and the Company no longer realizing rental income from the same investment property mentioned above.

For the year ended December 31, 2014, the Company recorded tax expense of $2,164,718. The tax expense was primarily due to income generated from the Company’s operations. The tax expense recorded is predominantly comprised of a non-cash deferred tax expense for Federal and state income taxes and a current provision for state income taxes. For the year ended December 31, 2013, the Company realized a tax benefit of $1,275,659. The tax benefit in 2013 was derived primarily from a decrease in the Company’s deferred tax asset valuation allowance, partially offset by a current provision for state income taxes. In 2013, the Company evaluated its deferred tax asset and adjusted the deferred tax valuation allowance based on management’s projection of estimated taxable income, coupled with the Company’s history of generating taxable income and utilizing its domestic net operating loss carryforward. Management determined it was more likely than not that the Company’s domestic deferred tax asset will be fully realized. Accordingly, at December 31, 2013, the associated valuation allowance on the Company’s domestic net operating losses was reduced to zero. Such adjustment to the valuation allowance in 2013 had a significant impact on the Company’s effective tax rate, favorably impacting the Company’s per share net income. The Company will continue to evaluate the need for a valuation allowance against its tax asset and will adjust the valuation allowance as deemed appropriate.

Net income was $2,424,152 or $0.12 income per share and $0.11 income per share on a basic and diluted basis, respectively, for the year ended December 31, 2014 as compared to net income of $3,842,200 or $0.16 income per share on a basic and diluted basis for the year ended December 31, 2013, a decrease of $1,418,048 or $0.05 per diluted share. The decrease was primarily due to the tax benefit recorded in 2013, as well as the other factors discussed above.

Liquidity and Capital Resources

The Company’s working capital has decreased by $4,599,600 to $24,605,847 at December 31, 2014, from $29,205,447 at December 31, 2013. At December 31, 2014 and 2013, the Company’s current ratio was 10.4 to 1.

The Company had cash and cash equivalents of $10,723,513 at December 31, 2014, compared to a balance of $16,599,249 at December 31, 2013. The Company believes its current level of cash is sufficient to fund the current operating, investing and financing activities.

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

The Company may pursue strategic opportunities, including potential acquisitions, mergers, divestitures, significant investment in research and development and other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

Operating activities provided $4,012,331 in cash for the year ended December 31, 2014. For the year ended December 31, 2013, operating activities provided $3,497,090 in cash flows. For 2014, cash provided by operations was primarily due to income from operations, and a decrease in accounts receivable, partially offset by an increase in inventory, a decrease in accounts payable, accrued expenses and other current liabilities, and an increase in prepaid expenses and other assets. For 2013, cash provided by operations was primarily due to income from operations, an increase in accounts payable, accrued expenses and other current liabilities, and a decrease in accounts receivable, partially offset by an increase in prepaid expenses and other assets and an increase in inventory.

The Company has historically turned over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

The Company’s inventory increased by $371,801, net of inventory reserve adjustments during the period, to $8,541,077 at December 31, 2014 from $8,169,276 at December 31, 2013. The Company has increased its work-in-process inventory and finished goods inventory in its network solutions segment in order to meet expected near-term customer demand for these products.

Net cash used for investing activities for the year ended December 31, 2014 was $300,701. The use of cash was for capital expenditures. Net cash provided by investing activities for the year ended December 31, 2013 was $3,052,019. The source of this cash was due to proceeds from the sale of the Mahwah Building and proceeds from the sale of a non-marketable security, offset by capital expenditures.

Financing activities used $9,587,366 in cash for the year ended December 31, 2014. In 2014, the Company repurchased 4,815,110 shares of its outstanding common stock from its largest shareholder at the time at a cost of $9,630,219, or $2.00 per share. The use of the remainder of these funds was for periodic payments on an equipment lease, offset by proceeds from the exercise of stock options. Financing activities used $2,919,373 in cash for the year ended December 31, 2013. The use of these funds was for the final payment on a mortgage note, the acquisition of treasury stock and periodic payments on an equipment lease.

Table of Contractual Obligations
		Payments by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years

Facility Leases	$85,668	$85,668	$—	$—
Operating and Equipment leases	249,786	63,775	186,011	—
	$335,454	$149,443	$186,011	$—

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and any short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of December 31, 2014, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. Since the credit facility is based upon our current investment balance, borrowing availability has declined over time due to the Company’s funding of its stock repurchases. The Company has no current plans to borrow from this credit facility as it believes cash generated from operations will adequately meet near-term working capital requirements.

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

Recent Accounting Pronouncements Affecting the Company

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - Consensus of the FASB Emerging Issues Task Force. ASU 2014-12 requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Finally, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. An entity is required to adopt ASU 2014-12 for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”  The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  The amendment is effective for annual reporting periods beginning after December 15, 2014.  Earlier adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers and smaller reporting companies from the auditor attestation requirement of Section 404 (b) of the Sarbanes-Oxley Act.

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

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 11.	Executive Compensation

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 14.	Principal Accountant Fees and Services

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Two Years in the Period ended December 31, 2014

Consolidated Statements of Changes in Shareholders’ Equity for the Two Years in the Period ended December 31, 2014

Consolidated Statements of Cash Flows for the Two Years in the Period ended December 31, 2014

Notes to Consolidated Financial Statements

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(2)	Exhibits

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-laws (7)

3.3	Amendment to the Certificate of Incorporation (2)

3.4	Amendment to the Certificate of Incorporation (3)

4.2	Form of Stock Certificate (1)

10.1	Summary Plan Description of Profit Sharing Plan of the Registrant (1)

10.2	Amendment to Registrant’s Incentive Stock Option Plan and related agreement (3)

10.3	Wireless Telecom Group, Inc. 2000 Stock Option Plan (4)

10.8	Amended and Restated Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Paul Genova (8)

10.9	Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Joseph Debold (8)

10.10	2012 Incentive Compensation Plan of Wireless Telecom Group, Inc (6)

10.11	Form of Restricted Stock Award Agreement under 2012 Incentive Compensation Plan (8)

10.12	Severance Agreement, dated June 14, 2013, between Wireless Telecom Group, Inc. and Robert Censullo (9)

10.13	Form of Stock Option Agreement under the Company’s 2012 Incentive Compensation Plan (10)

10.14	Share Repurchase Agreement, dated April 9, 2014, by and among Wireless Telecom Group, Inc., Investcorp International Ltd., Investcorp S.A., SIPCO Limited and Investcorp Technology Ventures, L.P. (12)

10.15	Amended and Restated 2012 Incentive Compensation Plan of the registrant (13)

14	Code of Ethics (5)
28

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, a division of O’Connor Davies, LLP) filed herewith as Exhibit 23.1

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

101 The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in shareholders’ equity, and (v) the notes to the consolidated financial statements. (11)

* All exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-18
(File No.33-42468-NY) and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1994 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.
(4)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.
(5)	Filed as exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.
(6)	Filed as Annex A to the Definitive Proxy Statement of the Company filed on April 30, 2012 and incorporated by reference herein.
(7)	Filed as exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, filed with the Commission on October 15, 2012 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 1, 2013 and incorporated by reference herein.
(9)	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated by reference herein.
(10)	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 14, 2013, and incorporated by reference herein.
(11)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Securities 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 9, 2014 and filed with the Commission on April 11, 2014, and incorporated by reference herein.
(13)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 30, 2014, and incorporated by reference herein.
29

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 31, 2015	By:	/s/ Paul Genova
Paul Genova
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan Bazaar	Chairman of the Board	March 31, 2015
Alan Bazaar

/s/ Paul Genova	Chief Executive Officer	March 31, 2015
Paul Genova

/s/ Robert Censullo	Chief Financial Officer	March 31, 2015
Robert Censullo

/s/ Henry Bachman	Director	March 31, 2015
Henry Bachman

/s/ Joseph Garrity	Director	March 31, 2015
Joseph Garrity

/s/ Don C. Bell III	Director	March 31, 2015
Don C. Bell III

/s/ Timothy Whelan	Director	March 31, 2015
Timothy Whelan
30

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Wireless Telecom Group, Inc.

Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF O’Connor Davies

a division of O’Connor Davies, LLP

March 30, 2015

New York, NY

F – 2

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

	December 31,
	2014	2013
-ASSETS-
CURRENT ASSETS:
Cash and cash equivalents	$10,723,513	$16,599,249
Accounts receivable - net of allowance for doubtful accounts of $51,421 and $135,742 for 2014 and 2013, respectively	5,106,241	5,357,769
Inventories – net of reserves of $1,037,247 and $765,413, respectively	8,541,077	8,169,276
Deferred income taxes - current	2,026,269	1,462,552
Prepaid expenses and other current assets	835,250	720,229
TOTAL CURRENT ASSETS	27,232,350	32,309,075

PROPERTY, PLANT AND EQUIPMENT - NET	1,689,289	1,609,427

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes – non-current	5,263,380	7,454,935
Other assets	752,511	712,202
TOTAL OTHER ASSETS	7,367,283	9,518,529

TOTAL ASSETS	$36,288,922	$43,437,031

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable	$1,185,230	$1,459,594
Accrued expenses and other current liabilities	1,307,043	1,523,931
Equipment leases payable – current	134,230	120,103
TOTAL CURRENT LIABILITIES	2,626,503	3,103,628

LONG TERM LIABILITIES:
Equipment leases payable	32,054	59,296

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,510,891 and 29,232,557 shares issued, 19,496,455 and 24,033,231 shares outstanding, respectively	295,109	292,326
Additional paid-in capital	39,530,325	38,970,783
Retained earnings	13,124,172	10,700,020
Treasury stock, at cost – 10,014,436 and 5,199,326 shares, respectively	(19,319,241)	(9,689,022)
	33,630,365	40,274,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,288,922	$43,437,031

The accompanying notes are an integral part of these consolidated financial statements.

F – 3

CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

	For the Years Ended December 31,
	2014	2013

NET SALES	$40,337,368	$33,825,073

COST OF SALES	21,293,675	17,696,723

GROSS PROFIT	19,043,693	16,128,350

OPERATING EXPENSES
Research and development	3,379,920	2,645,070
Sales and marketing	5,487,192	4,858,239
General and administrative	5,497,579	6,429,278
TOTAL OPERATING EXPENSES	14,364,691	13,932,587

OPERATING INCOME	4,679,002	2,195,763

OTHER EXPENSE (INCOME) - NET	90,132	(370,778)

INCOME FROM OPERATIONS BEFORE PROVISION FOR (BENEFIT) FROM INCOME TAXES	4,588,870	2,566,541

PROVISION FOR (BENEFIT) FROM INCOME TAXES	2,164,718	(1,275,659)

NET INCOME	$2,424,152	$3,842,200

INCOME PER COMMON SHARE:
Basic	$0.12	$0.16
Diluted	$0.11	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,643,470	23,935,486
Diluted	21,800,700	24,534,162

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock Issued	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Treasury Stock at Cost	Total
BALANCE AT DECEMBER 31, 2012	29,012,557	$290,126	$38,226,921	$6,857,820	$(9,459,672)	$35,915,195
Net income	—	—	—	3,842,200	—	3,842,200
Restricted stock issued	220,000	2,200	(2,200)	—	—	—
Stock compensation expense	—	—	746,062	—	—	746,062
Repurchase of treasury stock	—	—	—	—	(229,350)	(229,350)

BALANCE AT DECEMBER 31, 2013	29,232,557	$292,326	$38,970,783	$10,700,020	$(9,689,022)	$40,274,107

Net income	—	—	—	2,424,152	—	2,424,152
Restricted stock issued	80,000	800	(800)	—	—	—
Forfeiture of restricted stock	(6,666)	(67)	67	—	—	—
Issuance of shares in connection with stock options exercised	205,000	2,050	203,350	—	—	205,400
Stock compensation expense	—	—	356,925	—	—	356,925
Repurchase of treasury stock	—	—	—	—	(9,630,219)	(9,630,219)

BALANCE AT DECEMBER 31, 2014	29,510,891	$295,109	$39,530,325	$13,124,172	$(19,319,241)	$33,630,365

The accompanying notes are an integral part of these consolidated financial statements.

F – 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

	For the Years Ended December 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$2,424,152	$3,842,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	370,271	344,577
Stock compensation expense	356,925	746,062
Realized gain on sale of non-marketable security	—	(161,500)
Realized gain on sale of building	—	(188,403)
Deferred income taxes	1,627,838	(1,705,892)
Provision for (recovery of) doubtful accounts	(84,321)	78,409
Inventory reserves	271,834	143,417
Changes in assets and liabilities:
Accounts receivable	335,849	239,837
Inventories	(643,635)	(23,058)
Prepaid expenses and other assets	(155,330)	(86,489)
Accounts payable, accrued expenses and other current liabilities	(491,252)	267,930
Net cash provided by operating activities	4,012,331	3,497,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(300,701)	(504,400)
Proceeds from sale of non-marketable securities	—	162,500
Proceeds from sale of building	—	3,393,919
Net cash provided by (used for) investing activities	(300,701)	3,052,019

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage note	—	(2,629,215)
Repayments on equipment lease payable	(162,547)	(60,808)
Proceeds from exercise of stock options	205,400	—
Repurchase of treasury stock	(9,630,219)	(229,350)
Net cash (used for) financing activities	(9,587,366)	(2,919,373)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,875,736)	3,629,736

Cash and cash equivalents, at beginning of year	16,599,249	12,969,513

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$10,723,513	$16,599,249

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
Taxes	$778,617	$290,194
Interest	—	$115,103

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital expenditures	$(149,432)	$(240,206)
Equipment lease payable	$149,432	$240,206

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

The Company discloses its operations in two reportable segments, network solutions and test and measurement. The network solutions segment is comprised primarily of the operations of Microlab. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom.

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

Concentrations of Credit Risk, Purchases and Fair Value:

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

The Company has limited concentration of credit risk in accounts receivable due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount. Credit risk is mitigated to a lesser extent through collateral such as letters of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed independent of the Company’s sales team to ensure segregation of duties.

For the year ended December 31, 2014, one customer accounted for approximately 10% of the Company’s total consolidated sales. For the year ended December 31, 2013, one customer accounted for 11% of total consolidated sales and no other single customer accounted for 10% or more of total consolidated sales. At December 31, 2014, one customer represented 11% of the Company’s gross accounts receivable balance. At December 31, 2013, no single customer represented 10% or more of the Company’s gross accounts receivable balance.

F – 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

For the year ended December 31 2014, two third-party suppliers each accounted for approximately 12% of the Company’s total consolidated inventory purchases. For the year ended December 31, 2013, two third-party suppliers each accounted for 11% of the Company’s total consolidated inventory purchases. No other third-party supplier accounted for 10% or more of the Company’s total consolidated inventory purchases for either of the years ended 2014 or 2013.

The carrying amounts of cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of operating and money market accounts.

The Company classifies investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. As of December 31, 2014, substantially all of the Company’s investments consisted of cash and cash equivalents.

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

Inventories:

Raw material inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses. Inventory carrying value is net of inventory reserves of $1,037,247 and $765,413 as of December 31, 2014 and 2013, respectively.

Inventories consist of:

	December 31,
	2014	2013
Raw materials	$4,161,734	$5,028,743
Work-in-process	735,364	470,983
Finished goods	3,643,979	2,669,550
	$8,541,077	$8,169,276
F – 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Goodwill:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. Management first makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, based on the qualitative assessment it is more-likely-than-not, the estimated fair value of a reporting unit is well in excess of its carrying amount, management will not perform any quantitative assessment. If, however, the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management then performs a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company’s goodwill balance of $1,351,392 at December 31, 2014 and 2013 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarters of 2014 and 2013 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value.

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

Research and Development Costs:

Research and development costs are charged to operations when incurred. The amounts charged to operations for the years ended December 31, 2014 and 2013 were $3,379,920 and $2,645,070, respectively.

Advertising Costs:

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $226,593 and $302,269 for the years ended December 31, 2014 and 2013, respectively.

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

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. As of December 31, 2014 and 2013, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years as set out in the Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2014 and 2013.

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

	Years Ended December 31,
	2014	2013
Weighted average number of common shares outstanding — Basic	20,643,470	23,935,486
Potentially dilutive stock options	1,157,230	598,676
Weighted average number of common and equivalent shares outstanding-Diluted	21,800,700	24,534,162

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

F – 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was approximately 1,610,000 and 2,480,000 for 2014 and 2013, respectively.

Subsequent events:

The Company has evaluated subsequent events and has determined that there were no subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.

Recent Accounting Pronouncements Affecting the Company:

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - Consensus of the FASB Emerging Issues Task Force. ASU 2014-12 requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Finally, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. An entity is required to adopt ASU 2014-12 for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”  The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  The amendment is effective for annual reporting periods beginning after December 15, 2014.  Earlier adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

Management does not believe there are any other recently issued, but not yet effective accounting pronouncements, if adopted, that would have a material effect on the accompanying consolidated financial statements.

F – 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 -	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Reclassifications:

Certain information from the prior year’s presentation has been reclassified to conform to the current year’s reporting presentation.

NOTE 2 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, consist of the following:
	December 31,
	2014	2013
Machinery and equipment	$5,053,575	$4,656,346
Furniture and fixtures	123,808	110,444
Transportation equipment	157,677	157,677
Leasehold improvements	984,105	984,105
	6,319,165	5,908,572
Less: accumulated depreciation	4,629,876	4,299,145
	$1,689,289	$1,609,427

Depreciation expense of $370,271 and $344,577 was recorded for the years ended December 31, 2014 and 2013, respectively.

NOTE 3 -	OTHER ASSETS:

Other assets consist of the following:

	December 31,
	2014	2013
Product demo assets	$694,758	$653,436
Security deposit	50,000	50,000
Miscellaneous	7,753	8,766
Total	$752,511	$712,202

Product demo assets are net of reserves of $744,904 and $625,506 for the years ended December 31, 2014 and 2013, respectively.

NOTE 4 -	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2014	2013
Payroll and related benefits	$911,215	$960,559
Commissions	94,751	152,427
Goods received not invoiced	123,683	117,907
Professional fees	51,856	100,242
Sales and use tax	79,339	105,378
Other	46,199	87,418
Total	$1,307,043	$1,523,931
F – 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 5 -	STOCK REPURCHASE:

In April 2014, the Company entered into and consummated an agreement to repurchase a total of 4,815,110 shares of the Company’s common stock from its largest shareholder at the time at a cost of $9,630,219, or $2.00 per share. The Company funded the transaction from available cash.

NOTE 6 -	SHAREHOLDERS’ EQUITY:

Incentive Compensation Plan:

In 2012, the Company’s Board of Directors and shareholders approved the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”), which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the 2012 Plan provided for the grant of awards relating to 2,000,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of December 31, 2014, there were 2,335,000 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

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

The following summarizes the components of stock-based compensation expense by equity instrument for the years ended December 31:

	2014	2013
Performance-Based Stock Options	$146,838	$590,794
Performance-Based Restricted Common Stock	29,954	—
Service-Based Restricted Common Stock	180,133	155,268
Total Share-Based Compensation Expense	$356,925	$746,062

Stock-based compensation for the years ended 2014 and 2013 is included in general and administrative expenses in the accompanying consolidated statement of operations.

Restricted common stock awards:

In June 2014, the Company granted 80,000 shares of restricted common stock to certain directors of the Company under the 2012 Plan. The fair market value of shares were granted at a price of $2.49 per share and will fully vest on the date of the Company’s next annual shareholders meeting to be held in June 2015, or a vesting period of approximately one year, provided that the director’s service continues through the vesting date. The total compensation expense to be recognized over the vesting period is $199,200.

F – 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6 -	SHAREHOLDERS’ EQUITY (Continued):

The following tables summarize the restricted common stock awards granted to certain directors, officers and employees of the Company during the years ended December 31, 2014 and 2013 under the 2012 Plan:

Year ended December 31, 2014	Number of	Fair Market
	Shares	Value per
Individuals	Granted	Granted Share	Vesting Date
Board of Directors	80,000	$2.49	Next Annual Meeting	(June 2015)

Year ended December 31, 2013	Number of	Fair Market
	Shares	Value per
Individuals	Granted	Granted Share	Vesting Date
Chief Executive Officer	42,000	$1.77	Performance based
Chief Financial Officer	11,000	$1.77	Performance based
V.P. of Sales and Marketing	26,000	$1.77	Performance based
Various Other Employees	21,000	$1.77	Performance based
Board of Directors	120,000	$1.51	Next Annual Meeting	(June 2014)
	220,000

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plan, as of December 31, 2014 and 2013, and changes during the years ended December 31, 2014 and 2013 are presented below:

		Weighted Average
		Grant Date
Non-vested Shares	Number of Shares	Fair Value
Non-vested at January 1, 2013	128,696	$1.15

Forfeited	—	—
Granted	220,000	$1.63
Vested	(128,696)	$1.15
Non-vested at December 31, 2013	220,000	$1.63

Forfeited	(6,666)	$1.51
Granted	80,000	$2.49
Vested	(113,334)	$1.51
Non-vested at December 31, 2014	180,000	$2.09

Under the terms of the performance-based restricted common stock award agreements (for the 100,000 awards granted in 2013), the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the award agreements and the 2012 Plan), the restricted stock shall automatically vest as permitted by the 2012 Plan. For the performance-based restricted stock awarded in 2013, the Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. During the three-months ended September 30, 2014, management determined the performance conditions related to these restricted stock awards are probable to be achieved. Accordingly, the Company commenced amortization of the fair market value of these awards over the implicit service period. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

F – 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6 -	SHAREHOLDERS’ EQUITY (Continued):

As of December 31, 2014, the unearned compensation related to Company granted restricted common stock is $246,646 of which $99,600 (pertaining to 80,000 restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual meeting to be held in June 2015, the vesting date. The remaining balance of $147,046 (pertaining to 100,000 performance-based restricted common stock awards issued in 2013) will be amortized on a straight-line basis through December 31, 2017, the implicit service period.

Performance-based stock option awards:

A summary of performance-based stock option activity, and related information for the years ended December 31 2014 and 2013 follows:

	Options	Weighted Average Exercise Price

Outstanding, January 1, 2013	1,300,000	$0.93

Granted	950,000	$1.77
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2013	2,250,000	$1.28

Granted	—	—
Vested	—	—
Exercised	(180,000)	$0.78
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2014	2,070,000	$1.33

Options exercisable:
December 31, 2013	1,300,000	$0.93
December 31, 2014	1,120,000	$0.95

The aggregate intrinsic value of performance-based stock options outstanding as of December 31, 2014 and 2013 was $2,792,690 and $1,896,250, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of December 31, 2014 and 2013 was $1,882,550 and $1,563,750, respectively. The aggregate intrinsic value of performance-based stock options exercised in 2014 was $320,850.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. During the three-months ended September 30, 2014, management determined the performance conditions related to these stock option awards are probable to be achieved. Accordingly, the Company commenced amortization of the fair market value of these awards over the implicit service period. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

F – 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6 -	SHAREHOLDERS’ EQUITY (Continued):

The aggregate grant date fair-value of performance-based options granted in 2013 was $867,683, or approximately $0.91 per share. The fair value of these performance-based options was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions; dividend yield of 0%, risk-free interest rate of 1.63% and expected option lives of 4 years. Volatility assumption was 67.43% and the forfeiture rate was assumed to be 0%. As of December 31, 2014, the unearned compensation related to these performance-based options (950,000 options at a weighted average per share exercise price of $1.77) is $720,844, which will be amortized on a straight-line basis through December 31, 2017, the implicit service period.

The Company’s performance-based stock options granted prior to 2013 (consisting of 1,120,000 options) are fully amortized. For the years ended December 31, 2014 and 2013, the Company recorded compensation expense related to performance-based options in the amount of $146,838 and $590,794, respectively.

Service-based stock option awards:

A summary of service-based stock option activity, and related information for the years ended December 31, follows:

	Options	Weighted Average Exercise Price

Outstanding, January 1, 2013	862,000	$2.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(75,000)	$2.26
Outstanding, December 31, 2013	787,000	$2.65
Granted	—	—
Exercised	(25,000)	$2.60
Forfeited	—	—
Expired	(240,000)	$2.96
Outstanding, December 31, 2014	522,000	$2.51

Options exercisable:
December 31, 2013	787,000	$2.65
December 31, 2014	522,000	$2.51

The aggregate intrinsic value of service-based stock options exercisable as of December 31, 2014 and 2013 was $102,640 and $0, respectively. The aggregate intrinsic value of service-based stock options exercised in 2014 was $0. At December 31, 2014, the Company’s service-based stock options were fully amortized.

The performance-based and service-based stock options outstanding and exercisable as of December 31, 2014 are summarized as follows:

Range of exercise prices	Weighted average exercise price	Options Outstanding	Options Exercisable	Weighted average remaining life
$0.75 - $1.42	$0.95	1,120,000	1,120,000	5.1 years
$1.77	$1.77	950,000	—	8.7 years
$2.28 - $3.02	$2.51	522,000	522,000	1.3 years
		2,592,000	1,642,000
F – 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7 -	SEGMENT AND RELATED INFORMATION:

Financial information by segment:

The operating businesses of the Company are segregated into two reportable segments, network solutions and test and measurement. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations (Noisecom) and the operations of its subsidiary, Boonton.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on income or loss from operations, excluding interest, corporate expenses and other income (expenses).

Financial information by reportable segment as of and for the years ended December 31, 2014 and 2013 is presented below:

	2014	2013
Net sales by segment:
Network solutions	$28,211,609	$22,031,549
Test and measurement	12,125,759	11,793,524
Total consolidated net sales and net sales of reportable segments	$40,337,368	$33,825,073

Segment income:
Network solutions	$7,555,578	$5,558,019
Test and measurement	1,085,357	1,154,067
Income from reportable segments	8,640,935	6,712,086

Other unallocated amounts:
Corporate expenses	(3,961,933)	(4,516,323)
Other (expense) income - net	(90,132)	370,778

Consolidated income from operations before income tax provision (benefit)	$4,588,870	$2,566,541

Depreciation by segment:
Network solutions	$155,015	$127,148
Test and measurement	215,256	217,429
Total depreciation for reportable segments	$370,271	$344,577

Capital expenditures by segment (a):
Network solutions	$202,934	$176,875
Test and measurement	97,767	327,525
Total consolidated capital expenditures by reportable segment	$300,701	$504,400

Total assets by segment:
Network solutions	$11,088,332	$9,649,681
Test and measurement	7,006,853	8,270,614
Total assets for reportable segments	18,095,185	17,920,295

Corporate assets, principally cash and cash equivalents and deferred and current taxes	18,193,737	25,516,736
Total consolidated assets	$36,288,922	$43,437,031

(a)	Net of equipment lease payable of $149,432 (network solutions segment) and $240,206 (test and measurement) for 2014 and 2013, respectively.
F – 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7 -	SEGMENT AND RELATED INFORMATION (Continued):

In addition to its in-house sales staff, the Company uses various manufacturers’ representatives to sell its products. For the years ended December 31, 2014 and 2013, no representative accounted for more than 10% of total consolidated sales.

Regional Sales:

Net consolidated sales from operations by region were as follows:

	For the Years Ended December 31,
	2014	2013
Americas	$30,480,266	$26,760,912
Europe, Middle East, Africa (EMEA)	5,212,246	4,434,037
Asia Pacific (APAC)	4,644,856	2,630,124
	$40,337,368	$33,825,073

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2014 and 2013, sales in the United States amounted to $28,635,920 and $25,125,929, respectively. Shipments to the remaining regions presented above were largely concentrated in Germany (EMEA) and China (APAC). For the years ended December 31, 2014 and 2013, sales to Germany amounted to $1,257,457, or 24%, and $1,330,645, or 30%, of all shipments to the EMEA region, respectively. Sales to China, for the years ended December 31, 2014 and 2013, amounted to $3,263,277, or 70%, and $1,609,182, or 61%, of all shipments to the APAC region, respectively. There were no other shipments significantly concentrated in one country.

NOTE 8 -	RETIREMENT PLAN:

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2014 and 2013 amounted to $428,242 and $353,463, respectively.

NOTE 9 -	INCOME TAXES:

The components of income tax expense (benefit) related to income from operations are as follows:

	Years Ended December 31,
	2014	2013
Current:
Federal	$84,073	$42,036
State	452,807	388,196
Deferred:
Federal	1,373,732	(1,439,614)
State	254,106	(266,277)
	$2,164,718	$(1,275,659)
F – 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9 -	INCOME TAXES (Continued):

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to operations:

	Years Ended December 31,
	2014	2013
	% of	% of
	Pre Tax Earnings	Pre Tax Earnings
Statutory federal income tax rate	34.0%	34.0%
Change in valuation allowance on deferred taxes	—	(94.4)
State income tax net of federal tax benefit	8.7	16.3
Under accrual	3.0	—
Permanent differences	0.3	(4.9)
Other	1.2	(0.7)
	47.2%	(49.7)%

In 2014, the difference between the statutory and the effective tax rate is primarily due to a current provision for state income taxes. In 2013, the difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance on deferred taxes based upon management’s evaluation of expected realization of future taxable income, as well as the current provision for state income taxes.

The components of deferred income taxes are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$168,119	$225,022
Reserves on inventories	414,898	306,165
Allowances for doubtful accounts	20,568	54,297
Accruals	240,000	234,008
Tax effect of goodwill	(471,487)	(435,450)
Book depreciation over tax	(17,699)	(252,204)
Net operating loss carryforward	13,947,384	15,797,783
	14,301,783	15,929,621
Valuation allowance for deferred tax assets	(7,012,134)	(7,012,134)
	$7,289,649	$8,917,487

The Company has a domestic net operating loss carryforward at December 31, 2014 of approximately $17,300,000 which expires in 2029. The Company also has a foreign net operating loss carryforward at December 31, 2014 of approximately $23,400,000 which has no expiration.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowance of $7,012,134 at December 31, 2014, is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity which is unlikely to be realized in future periods. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of December 31, 2014, management believes that is more likely than not that the Company will fully realize the benefits of its deferred tax assets associated with its domestic net operating loss carryforward.

The Company files income tax returns in its U.S. (federal and state of New Jersey) taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2011.

F – 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9 -	INCOME TAXES (Continued):

The State of New Jersey conducted a field examination of one of the Company’s subsidiary tax returns (Microlab) for the years 2009 through 2012, which was completed in August 2014. Based on the results of the examination, the State of New Jersey did not propose any significant adjustments to the Company’s tax positions.

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

The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance. The lease is set to expire on March 31, 2015 with future minimum lease payments of $85,668. As of the date of this report, the Company is in negotiations to extend the building lease term.

Rent expense, inclusive of common area maintenance charges, for the years ended December 31, 2014 and 2013 was $487,857 and $463,160, respectively.

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2018. All leases may be renewed at the end of their respective leasing periods. Future payments relative to continuing operations consist of the following at December 31, 2014:

2015	$63,775
2016	63,775
2017	63,775
2018	58,461
$249,786

In May 2014 and June 2013, the Company entered into Lease agreements for production test equipment. The agreements require monthly payments in the amount of approximately $6,500 and $10,000 respectively through May 2016 and June 2015. The remaining lease obligation for this equipment was approximately $170,000 at December 31, 2014.

F – 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10 -	COMMITMENTS AND CONTINGENCIES (Continued):

Environmental Contingencies:

In 1982, the Company and the New Jersey Department of Environmental Protection (the “NJDEP”) agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. In 2014, the Company received approval for a groundwater permit from the NJDEP to carry out the final Remedial Action Work Plan and report. Under the final phase of the Remedial Action Work Plan, there will be limited and reduced monitoring and testing as long as concentrations at the site continue on a decreasing trend.

Expenditures incurred by the Company during the year ended December 31, 2014 and 2013 in connection with the site amounted to approximately $78,000 and $51,000, respectively. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

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

As of December 31, 2014, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes cash generated from operations will adequately meet near-term working capital requirements.

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

F – 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 11 -	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly financial data from operations (in thousands, except per share amounts).

2014	Quarter
	1st	2nd	3rd	4th
Net sales	$9,185	$10,439	$11,372	$9,341
Gross profit	4,266	4,930	5,765	4,083
Operating income	802	1,268	2,126	483
Net income	440	716	983	285
Diluted net income per share	$.02	$.03	$.05	$.01

2013	Quarter
	1st	2nd	3rd	4th
Net sales	$6,797	$8,705	$8,791	$9,532
Gross profit	3,320	4,080	4,235	4,493
Operating income	244	717	572	663
Net income	346	1,058	1,090	1,348
Diluted net income per share	$.01	$.04	$.04	$.05
F – 23