Form 10-Q
period 2015-03-31
WIRELESS TELECOM GROUP INC
filed 2015-05-13
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of Common Stock outstanding as of May 7, 2015: 19,496,455

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -

	March 31,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,705,271	$10,723,513
Accounts receivable - net of allowance for doubtful accounts of $60,589 and $51,421 for 2015 and 2014, respectively	5,998,205	5,106,241
Inventories	8,753,397	8,541,077
Deferred income taxes - current	1,551,269	2,026,269
Prepaid expenses and other current assets	411,462	835,250
TOTAL CURRENT ASSETS	27,419,604	27,232,350
PROPERTY, PLANT AND EQUIPMENT - NET	1,826,941	1,689,289
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	5,636,156	5,263,380
Other assets	725,262	752,511
TOTAL OTHER ASSETS	7,712,810	7,367,283
TOTAL ASSETS	$36,959,355	$36,288,922

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$1,762,849	$1,185,230
Accrued expenses and other current liabilities	1,168,540	1,307,043
Equipment leases payable - current	104,904	134,230
TOTAL CURRENT LIABILITIES	3,036,293	2,626,503

LONG TERM LIABILITIES:
Equipment leases payable	12,881	32,054

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,510,891 shares issued, 19,496,455 shares outstanding	295,109	295,109
Additional paid-in-capital	39,616,288	39,530,325
Retained earnings	13,318,025	13,124,172
Treasury stock at cost, 10,014,436 shares	(19,319,241)	(19,319,241)
TOTAL SHAREHOLDERS’ EQUITY	33,910,181	33,630,365
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,959,355	$36,288,922

The accompanying notes are an integral part of these financial statements.

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months
	Ended March 31,
	2015	2014

NET SALES	$8,627,691	$9,185,331

COST OF SALES	4,764,044	4,919,431

GROSS PROFIT	3,863,647	4,265,900

OPERATING EXPENSES
Research and development	916,436	760,992
Sales and marketing	1,345,405	1,267,215
General and administrative	1,263,081	1,435,646
TOTAL OPERATING EXPENSES	3,524,922	3,463,853

OPERATING INCOME	338,725	802,047

OTHER (INCOME) EXPENSE - NET	(3,267)	30,339

NET INCOME BEFORE INCOME TAXES	341,992	771,708

PROVISION FOR INCOME TAXES	148,139	331,732

NET INCOME	$193,853	$439,976

INCOME PER COMMON SHARE:

BASIC	$0.01	$0.02

DILUTED	$0.01	$0.02

The accompanying notes are an integral part of these financial statements.

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$193,853	$439,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,184	118,631
Stock compensation expense	85,963	57,884
Deferred income taxes	102,224	244,625
Provision for doubtful accounts	9,168	10,832
Inventory reserves	—	14,238
Changes in assets and liabilities:
Accounts receivable	(901,132)	(1,174,723)
Inventories	(212,320)	106,982
Prepaid expenses and other assets	451,037	48,805
Accounts payable, accrued expenses and other current liabilities	439,116	224,678
Net cash provided by operating activities	277,093	91,928

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital expenditures	(246,836)	(100,462)

CASH FLOWS (USED) BY FINANCING ACTIVITIES
Repayments of equipment lease payable	(48,499)	(30,026)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,242)	(38,560)

Cash and cash equivalents, at beginning of period	10,723,513	16,599,249

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$10,705,271	$16,560,689

SUPPLEMENTAL INFORMATION:

Cash paid during the period for income taxes	$37,638	$10,000

The accompanying notes are an integral part of these financial statements.

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2014	29,510,891	$295,109	$39,530,325	$13,124,172	$(19,319,241)	$33,630,365

Net income	—	—	—	193,853	—	193,853
Stock compensation expense	—	—	85,963	—	—	85,963

Balances at March 31, 2015	29,510,891	$295,109	$39,616,288	$13,318,025	$(19,319,241)	$33,910,181

The accompanying notes are an integral part of these financial statements.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2015 and 2014, and the condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2015 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., which are collectively referred to herein as, the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to fairly present the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its annual report on Form 10-K for the year ended December 31, 2014. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted from this report.

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

The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

For the three-months ended March 31, 2015, no customer accounted for 10% or more of the Company’s consolidated sales and for the three-months ended March 31, 2014, one customer accounted for 15% of the Company’s consolidated sales. At March 31, 2015, no customer represented 10% or more of the Company’s gross accounts receivable. However, at December 31, 2014, one customer represented 11% of the Company’s gross accounts receivable balance.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments.

The Company considers all highly liquid investments purchased with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

Management has evaluated subsequent events and, other than the Company’s building lease renewal as described in Note 9, determined that there were no events or transactions requiring recognition or disclosure in the condensed consolidated financial statements through the date the financial statements were issued.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

On April 17, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense. The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - Consensus of the FASB Emerging Issues Task Force. ASU 2014-12 requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Finally, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. An entity is required to adopt ASU 2014-12 for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The Company has a domestic net operating loss carryforward at March 31, 2015 of approximately $17,000,000 which expires in 2029. The Company also has a German net operating loss carryforward at March 31, 2015 of approximately $23,400,000.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowance of $7,012,134 is associated with the Company’s German net operating loss carryforward from an inactive German entity. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of March 31, 2015, management believes that it is more likely than not that the Company will fully realize the benefits of its deferred tax asset associated with its domestic net operating loss carryforward.

The deferred income tax assets and (liabilities) are summarized as follows:

	March 31,	December 31,
Net deferred tax asset:	2015	2014
Uniform capitalization of inventory costs for tax purposes	$165,989	$168,119
Reserves on inventories	414,898	414,898
Allowance for doubtful accounts	24,236	20,568
Accruals	265,000	240,000
Tax effect of goodwill	(480,496)	(471,487)
Book depreciation over tax	(17,545)	(17,699)
Net operating loss carryforward	13,827,477	13,947,384
	14,199,559	14,301,783
Valuation allowance for deferred tax assets	(7,012,134)	(7,012,134)
	$7,187,425	$7,289,649

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

The components of income tax expense (benefit) related to income from operations are as follows:

	Three Months Ended
	March 31,
	2015	2014
Current:
Federal	$14,631	$16,743
State	31,284	70,365
Deferred:
Federal	93,275	220,791
State	8,949	23,833
	$148,139	$331,732

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of March 31, 2015 and December 31, 2014, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2015	2014

Weighted average common shares outstanding	19,496,455	24,033,231
Potentially dilutive stock options	1,180,154	1,374,177
Weighted average common shares outstanding, assuming dilution	20,676,609	25,407,408

Common stock options are included in the diluted earnings per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of shares of common stock underlying options not included in diluted earnings per share, because the effects are anti-dilutive, was 1,393,446 and 1,506,379 for the three-months ended March 31, 2015 and 2014, respectively.

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $1,037,247 at March 31, 2015 and December 31, 2014.

Inventories consist of:	March 31,	December 31,
	2015	2014
Raw materials	$4,174,336	$4,161,734
Work-in-process	992,117	735,364
Finished goods	3,586,944	3,643,979
	$8,753,397	$8,541,077

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – GOODWILL (Continued)

The Company’s goodwill balance of $1,351,392 at March 31, 2015 and December 31, 2014 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarter of 2014 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be well in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment.

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three-month periods ended March 31, 2015 and 2014 include share-based compensation expense totaling $85,963 and $57,884, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Incentive Compensation Plan:

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2,000,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of March 31, 2015, there were 2,359,000 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

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

The Company did not grant stock option awards during the three-month periods ended March 31, 2015 and 2014.

The following summarizes the components of share-based compensation expense by equity type for the three-months ended March 31:

	Three Months Ended March 31,

	2015	2014
Service-based Restricted Common Stock	$49,800	$57,844
Performance-based Restricted Common Stock	6,128	—
Performance-based Stock Options	30,035	—
Total Share-Based Compensation Expense	$85,963	$57,884

Stock-based compensation for the three-months ended March 31, 2015 and 2014 is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plans, as of March 31, 2015, and changes during the three-months ended March 31, 2015, are presented below:

		Weighted Average
		Grant Date
Non-vested Restricted Shares	Number of Shares	Fair Value
Non-vested at January 1, 2015	180,000	$2.09
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at March 31, 2015	180,000	$2.09

Under the terms of the performance-based restricted common stock award agreements (for the 100,000 awards granted in 2013), the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the award agreements and the 2012 Plan), the restricted stock shall automatically vest as permitted by the 2012 Plan. The Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. As of March 31, 2015, management has determined the performance conditions related to these restricted stock awards are probable to be achieved by the year ending 2020. As a result, the Company adjusted the amortization of the fair market value of these awards over the revised implicit service period from December 2017 to December 2020. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

As of March 31, 2015, the unearned compensation related to Company granted restricted common stock was $190,718 of which $49,800 (pertaining to 80,000 restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting to be held in June 2015, the vesting date. The remaining balance of $140,918 (pertaining to 100,000 performance-based restricted common stock awards issued in 2013) will be amortized on a straight-line basis through December 31, 2020, the revised implicit service period.

Performance-Based Stock Option Awards:

A summary of performance-based stock option activity, and related information for the three-months ended March 31, 2015 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2015	2,070,000	$1.33
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2015	2,070,000	$1.33

Options exercisable:
March 31, 2015	1,120,000	$0.95
12

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of March 31, 2015 and December 31, 2014 was $2,743,650 and $2,792,690, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of March 31, 2015 and December 31, 2014 was $1,860,150 and $1,882,550, respectively.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. As of March 31, 2015, management has determined the performance conditions related to these stock option awards are probable to be achieved by the year ending 2020. As a result, the Company adjusted the amortization of the fair market value of these awards over the revised implicit service period from December 2017 to December 2020. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

As of March 31, 2015, the unearned compensation related to the 950,000 performance-based stock options granted in August 2013 (weighted average per share exercise price of $1.77) is $690,809, which will be amortized on a straight-line basis through December 31, 2020, the implicit service period.

The Company’s performance-based stock options granted prior to 2013 (consisting of 1,150,000 options) are fully amortized.

Service-Based Stock Option Awards:

A summary of service-based stock option activity, and related information for the three-months ended March 31, 2015 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2015	522,000	$2.51
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(24,000)	$2.55
Outstanding, March 31, 2015	498,000	$2.51

Options exercisable:
March 31, 2015	498,000	$2.51

The aggregate intrinsic value of service-based stock options exercisable as of March 31, 2015 and December 31, 2014 was $95,000 and $102,640, respectively.

At March 31, 2015, the Company’s service-based stock options are fully amortized.

NOTE 8 – SEGMENT INFORMATION

The operating businesses of the Company are segregated into two reportable segments: (i) network solutions; and (ii) test and measurement. The network solutions segment is comprised primarily of the operations of Wireless Telecom Group Inc.’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the operations of Wireless Telecom Group, Inc. which operates the Noisecom product line and the operations of its subsidiary, Boonton.

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

Financial information by reportable segment for the three-months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net sales by segment:
Network solutions	$5,895,159	$6,389,858
Test and measurement	2,732,532	2,795,473
Total consolidated net sales of reportable segments	$8,627,691	$9,185,331

Segment income:
Network solutions	$971,391	$1,515,585
Test and measurement	216,464	225,026
Income from reportable segments	1,187,855	1,740,611

Other unallocated amounts:
Corporate expenses	(849,130)	(938,564)
Other income (expense) - net	3,267	(30,339)
Consolidated income before income tax provision	$341,992	$771,708

Depreciation and amortization by segment:
Network solutions	$51,061	$34,269
Test and measurement	58,123	84,362
Total depreciation and amortization for reportable segments	$109,184	$118,631

Capital expenditures by segment:
Network solutions	$144,757	$69,957
Test and measurement	102,079	30,505
Total consolidated capital expenditures by reportable segment	$246,836	$100,462

Financial information by reportable segment as of March 31, 2015 and December 31, 2014:

	2015	2014
Total assets by segment:
Network solutions	$11,650,138	$11,088,332
Test and measurement	7,244,222	7,006,853
Total assets for reportable segments	18,894,360	18,095,185

Corporate assets, principally cash and cash equivalents and deferred and current taxes	18,064,995	18,193,737

Total consolidated assets	$36,959,355	$36,288,922
14

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Net consolidated sales by region were as follows:

	Three Months Ended March 31,

Sales by region	2015	2014
Americas	$6,466,636	$7,044,074
Europe, Middle East, Africa (EMEA)	1,735,842	1,520,996
Asia Pacific (APAC)	425,213	620,261
Total Sales	$8,627,691	$9,185,331

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended March 31, 2015 and 2014, sales in the United States for all reportable segments amounted to $5,792,473 and $6,618,899, respectively. For the three-months ended March 31, 2015, sales to Israel and Germany amounted to $543,394 and $466,844 of all the shipments to the EMEA region, respectively. For the three-months ended March 31, 2014, sales to Germany amounted to $301,130 of all shipments to the EMEA region. Shipments to the APAC region were largely concentrated in China. For the three-months ended March 31, 2015 and 2014, sales in China of all reportable segments amounted to $268,582 and $267,529, respectively.

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

Leases:

On May 6, 2015, the Company and its landlord entered into a lease agreement, dated May 1, 2015 and retroactively effective to April 1, 2015, to remain at its principal corporate headquarters in Hanover Township, Parsippany, New Jersey through March 31, 2023. Monthly lease payments range from approximately $33,000 in year one to approximately $41,000 in year eight. Additionally, the Company received an allowance of approximately $300,000 towards alterations and improvements to the premises. The lease can be renewed at the Company’s option for one five-year period at fair market value to be determined at term expiration.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Environmental Contingencies:

In 1982, the Company and the New Jersey Department of Environmental Protection (the “NJDEP”) agreed upon a plan to correct ground water contamination at a site, formally leased by Boonton, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. In 2014, the Company received approval for a groundwater permit from the NJDEP to carry out the final Remedial Action Work Plan and report. Under the final phase of the Remedial Action Work Plan, there will be limited and reduced monitoring and testing as long as concentrations at the site continue on a decreasing trend.

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

Line of Credit:

The Company maintains a line of credit with a bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by the Company’s money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at the time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2015, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our property rights, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel of the Company. You should also consider carefully the statements in our Annual Report on Form 10-K for the year ended December 31, 2014, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Wireless Telecom Group, Inc. and its operating subsidiaries (collectively, the “Company”), develop, manufacture and market a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters and high-power passive microwave components for wireless products. The majority of the Company’s current business relates to its network solutions products, which are primarily used by its customers in relation to commercial infrastructure development in support of the expansion and upgrade to distributed antenna systems (“DAS”). In addition, the Company’s products are used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of radiofrequency (RF) and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

The operating businesses of the Company are segregated into two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations (Noisecom) and the operations of its subsidiary, Boonton. Additional financial information on the Company’s reportable segments as of March 31, 2015 and December 31, 2014, as well as for the three-months ended March 31, 2015 and 2014 is included in Note 8 to the Company’s interim condensed consolidated financial statements set forth in this current report on Form 10-Q.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and as of December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2015 (unaudited) and 2014 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2015 (unaudited) and 2014 (unaudited); and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the three-month period ended March 31, 2015 (unaudited).

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On a regular basis, management evaluates its assumptions, judgments and estimates. Management believes that there have been no material changes to the items that the Company disclosed as its significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s December 31, 2014 Form 10-K.

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of March 31, 2015 and December 31, 2014, the Company has identified its U.S. Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended March 31, 2015 and 2014, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

For the three-months ended March 31, 2015 as compared to the corresponding period of the previous year, net consolidated sales decreased to approximately $8,628,000 from approximately $9,185,000, a decrease of approximately $557,000 or 6.1%. The decrease was primarily the result of softening demand for the Company’s network solutions products due to reductions in capital spending by the major domestic wireless carriers. While sales to wireless operators can fluctuate in the short-term, the Company expects demand for its products to continue throughout the broadband coverage and capacity expansion of the worldwide infrastructure.

Net sales of the Company’s network solutions products for the three-months ended March 31, 2015 were approximately $5,895,000 as compared to approximately $6,390,000 for the three-months ended March 31, 2014, a decrease of approximately $495,000 or 7.7%. Net sales of network solutions products accounted for approximately 68% and 70% of net consolidated sales for the three-month periods ended March 31, 2015 and 2014, respectively.

Net sales of the Company’s test and measurement products for the three-months ended March 31, 2015 were approximately $2,733,000 as compared to approximately $2,795,000 for the three-months ended March 31, 2014, a decrease of approximately $62,000 or 2.2%. Net sales of test and measurement products accounted for approximately 32% and 30% of net consolidated sales of the three-months periods ended March 31, 2015 and 2014, respectively. Sales of our test and measurement products decreased primarily due to lower sales to U.S. defense contractors during the period.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit on net consolidated sales for the three-months ended March 31, 2015 was approximately $3,864,000 or 44.8% as compared to approximately $4,266,000 or 46.4% of net consolidated sales for the three-months ended March 31, 2014.

Gross profit margins are lower for the three-months ended March 31, 2015 as compared to the same period of the previous year. Consolidated gross profit margins decreased due to lower sales for the three-months ended March 31, 2015 as compared to 2014, coupled with higher manufacturing labor costs in the Company’s network solutions segment.

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

Consolidated operating expenses for the three-months ended March 31, 2015 were approximately $3,525,000 or 41% of net consolidated sales as compared to approximately $3,464,000 or 38% of net consolidated sales for the three-months ended March 31, 2014. Consolidated operating expenses were higher for the three-months ended March 31, 2015 due to an increase in research and development expenses of approximately $155,000 and an increase in sales and marketing expenses of approximately $78,000, offset by a decrease in consolidated general and administrative expenses of approximately $173,000.

Consolidated research and development expenses increased for the three-months ended March 31, 2015 primarily due to costs associated with a product development project of approximately $103,000 and an increase in salaries in our network solutions segment of approximately $58,000. Consolidated sales and marketing expenses increased for the three-months ended March 31, 2015 primarily due to higher salary expenses of approximately $96,000, partially offset by lower non-employee sales commission of approximately $22,000. The decrease in consolidated general and administrative expenses for the three-months ended March 31, 2015 was primarily due to lower variable compensation expense of approximately $125,000 and lower corporate legal and consulting fees of approximately $96,000.

Other (income) expenses decreased by approximately $34,000 for the three-months ended March 31, 2015, as compared to the corresponding period of the previous year. The decrease is primarily due to costs of approximately $30,000 recorded during the three-months ended March 31, 2014 associated with the Company’s ground water management plan.

For the three-months ended March 31, 2015 and 2014, the Company recorded tax expense of approximately $148,000 and $332,000, respectively. The tax expense is lower for the three-months ended March 31, 2015 as compared to the same period of the previous year due to a lower amount of income generated from the Company’s operations. The tax expense recorded is predominantly comprised of a non-cash deferred tax expense for Federal income taxes and a current provision for state income taxes for which the Company makes estimated tax payments on a quarterly basis.

For the three-months ended March 31, 2015, the Company realized net income of approximately $194,000 or $0.01 income per share on a basic and diluted basis, as compared to net income of approximately $440,000 or $0.02 income per share on a basic and diluted basis for the corresponding period of the previous year, a decrease of approximately $246,000. The decreases were primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has decreased by approximately $223,000 to approximately $24,383,000 at March 31, 2015, from approximately $24,606,000 at December 31, 2014. At March 31, 2015 and December 31, 2014, the Company had a current ratio of 9.0 to 1 and 10.4 to 1, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company had cash and cash equivalents of approximately $10,705,000 at March 31, 2015, compared to approximately $10,724,000 at December 31, 2014. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

The Company realized cash from operating activities of approximately $277,000 for the three-month period ending March 31, 2015. The primary source of this cash was due to net income from operations for the three-month period, a decrease in prepaid expenses and other assets and an increase in accounts payable, accrued expenses and other current liabilities, partially offset by an increase in accounts receivable and inventories.

The Company realized cash from operating activities of approximately $92,000 for the three-month period ending March 31, 2014. The primary source of this cash was due to net income from operations for the three-month period, an increase in accounts payable, accrued expenses and other current liabilities, a decrease in inventories and a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

Net cash used for investing activities for the three-months ended March 31, 2015 and 2014 was approximately $247,000 and $100,000, respectively. The use of these funds was for capital expenditures.

Cash used for financing activities for the three-months ended March 31, 2015 and 2014 was approximately $48,000 and $30,000, respectively. The use of these funds was for periodic payments on an equipment lease.

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to LIBOR in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2015, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability.

The Company may pursue strategic opportunities, including potential acquisitions, mergers, divestitures or other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that the information relating to Wireless Telecom Group, Inc., including our consolidated subsidiaries, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are effective.

(b) Changes in Internal Controls over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, there was no change identified in our internal control over financial reporting that occurred as of the end of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we have not issued unregistered securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed on October 15, 2012)

10.1†	Officer Incentive Compensation Plan, dated April 22, 2015

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)
23

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 13, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed herewith.

** Furnished herewith.

†Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: May 13, 2015	/s/ Paul Genova
Paul Genova
Chief Executive Officer

Date: May 13, 2015	/s/ Robert Censullo
Robert Censullo
Chief Financial Officer
25

EXHIBIT LIST

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed on October 15, 2012)

10.1†	Officer Incentive Compensation Plan, dated April 22, 2015

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 13, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed herewith.

** Furnished herewith.

†Management contract or compensatory plan or arrangement.

