Form 10-Q
period 2015-06-30
WIRELESS TELECOM GROUP INC
filed 2015-08-12
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of Common Stock outstanding as of August 7, 2015: 19,626,455

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$9,742,037	$10,723,513
Accounts receivable - net of allowance for doubtful accounts of $60,614 and $51,421 for 2015 and 2014, respectively	6,008,613	5,106,241
Inventories	9,065,085	8,541,077
Deferred income taxes - current	1,051,269	2,026,269
Prepaid expenses and other current assets	395,849	835,250
TOTAL CURRENT ASSETS	26,262,853	27,232,350
PROPERTY, PLANT AND EQUIPMENT - NET	1,746,251	1,689,289
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	6,088,685	5,263,380
Other assets	696,055	752,511
TOTAL OTHER ASSETS	8,136,132	7,367,283
TOTAL ASSETS	$36,145,236	$36,288,922

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$1,489,288	$1,185,230
Accrued expenses and other current liabilities	471,378	1,307,043
Equipment leases payable - current	69,869	134,230
TOTAL CURRENT LIABILITIES	2,030,535	2,626,503

LONG TERM LIABILITIES:
Deferred rent	11,151	—
Equipment leases payable	—	32,054

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,640,891 and 29,510,891 shares issued, 19,626,455 and 19,496,455 shares outstanding, respectively	296,409	295,109
Additional paid-in-capital	39,724,351	39,530,325
Retained earnings	13,402,031	13,124,172
Treasury stock at cost, 10,014,436 shares	(19,319,241)	(19,319,241)
TOTAL SHAREHOLDERS’ EQUITY	34,103,550	33,630,365
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,145,236	$36,288,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

NET SALES	$8,213,297	$10,438,916	$16,840,988	$19,624,247

COST OF SALES	4,646,812	5,509,144	9,410,853	10,428,575

GROSS PROFIT	3,566,485	4,929,772	7,430,135	9,195,672

OPERATING EXPENSES
Research and development	956,465	918,109	1,872,901	1,679,100
Sales and marketing	1,342,033	1,432,005	2,687,438	2,699,219
General and administrative	1,120,093	1,311,281	2,383,175	2,746,927
TOTAL OPERATING EXPENSES	3,418,591	3,661,395	6,943,514	7,125,246

OPERATING INCOME	147,894	1,268,377	486,621	2,070,426

OTHER (INCOME) EXPENSE - NET	300	7,490	(2,966)	37,829

NET INCOME BEFORE INCOME TAXES	147,594	1,260,887	489,587	2,032,597

PROVISION FOR INCOME TAXES	63,589	544,974	211,728	876,707

NET INCOME	$84,005	$715,913	$277,859	$1,155,890

INCOME PER COMMON SHARE:

BASIC	$0.00	$0.04	$0.01	$0.05

DILUTED	$0.00	$0.03	$0.01	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months
	Ended June 30,
	2015	2014

CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES
Net income	$277,859	$1,155,890
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	223,755	236,808
Share-based compensation expense	171,926	80,533
Deferred rent	11,151	—
Deferred income taxes	149,695	655,712
Provision for doubtful accounts	9,193	(51,799)
Inventory reserves	—	52,973
Changes in assets and liabilities:
Accounts receivable	(911,565)	(1,789,160)
Inventories	(524,008)	(248,456)
Prepaid expenses and other assets	495,857	(102,734)
Accounts payable	304,058	735,398
Accrued expenses and other current liabilities	(836,203)	(154,813)

Net cash (used for) provided by operating activities	(628,282)	570,352

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital expenditures	(280,717)	(196,954)

CASH FLOWS (USED) BY FINANCING ACTIVITIES
Proceeds from exercise of stock options	23,400	93,600
Repayments of equipment lease payable	(95,877)	(60,052)
Repurchase of common stock - 0 and 4,815,110 shares, respectively	—	(9,630,219)
Net cash (used for) financing activities	(72,477)	(9,596,671)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(981,476)	(9,223,273)

Cash and cash equivalents, at beginning of period	10,723,513	16,599,249

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$9,742,037	$7,375,976

SUPPLEMENTAL INFORMATION:

Cash paid during the period for income taxes	$63,762	$405,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$—	$(149,432)

Equipment lease payable	$—	$149,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2014	29,510,891	$295,109	$39,530,325	$13,124,172	$(19,319,241)	$33,630,365

Net income	—	—	—	277,859	—	277,859
Stock issued under equity compensation plan	130,000	1,300	(1,300)	—	—	—
Stock options exercised	—	—	23,400	—	—	23,400
Share-based compensation expense	—	—	171,926	—	—	171,926

Balances at June 30, 2015	29,640,891	$296,409	$39,724,351	$13,402,031	$(19,319,241)	$34,103,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2015 and 2014, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014, and the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2015 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., which are collectively referred to herein as, the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

For the three and six-months ended June 30, 2015, no customer accounted for 10% or more of the Company’s consolidated sales. For the three and six-months ended June 30, 2014, one customer accounted for 13% and 14% of the Company’s consolidated sales, respectively. At June 30, 2015, no customer represented 10% or more of the Company’s gross accounts receivable. However, at December 31, 2014, one customer represented 11% of the Company’s gross accounts receivable balance.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost.  An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of ASU 2015-11 on its consolidated financial statements.

On April 17, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense. The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements, but does not expect the impact to be material.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – INCOME TAXES

The Company records deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.” ASC 740 requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax assets and determines the necessity for a valuation allowance.

The Company has a domestic net operating loss carryforward at June 30, 2015 of approximately $17,000,000 which expires in 2029. The Company also has a German net operating loss carryforward at June 30, 2015 of approximately $23,400,000.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowance of $7,012,134 is associated with the Company’s German net operating loss carryforward from an inactive German entity. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of June 30, 2015, management believes that it is more likely than not that the Company will fully realize the benefits of its deferred tax asset associated with its domestic net operating loss carryforward.

The deferred income tax assets and (liabilities) are summarized as follows:

	June 30,	December 31,
	2015	2014
Net deferred tax asset:
Uniform capitalization of inventory costs for tax purposes	$172,470	$168,119
Reserves on inventories	414,898	414,898
Allowance for doubtful accounts	24,246	20,568
Accruals	—	240,000
Tax effect of goodwill	(489,505)	(471,487)
Book depreciation over tax	(11,329)	(17,699)
Net operating loss carryforward	14,041,308	13,947,384
	14,152,088	14,301,783
Valuation allowance for deferred tax assets	(7,012,134)	(7,012,134)
	$7,139,954	$7,289,649

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

The components of income tax expense related to income from operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		Jun 30,
	2015	2014	2015	2014
Current:
Federal	$2,826	$17,062	$17,457	$33,805
State	13,292	116,825	44,576	187,190
Deferred:
Federal	41,442	350,234	134,717	571,025
State	6,029	60,853	14,978	84,687
	$63,589	$544,974	$211,728	$876,707
9

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of June 30, 2015 and December 31, 2014, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Weighted average common shares outstanding	19,524,258	19,731,302	19,510,434	21,870,382
Potentially dilutive stock options	834,984	1,108,511	1,045,116	1,262,150
Weighted average common shares outstanding, assuming dilution	20,359,242	20,839,813	20,555,550	23,132,532

Common stock options are included in the diluted earnings per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of shares of common stock underlying options not included in diluted earnings per share, because the effects are anti-dilutive, was 1,727,192 and 1,729,039 for the three-months ended June 30, 2015 and 2014, respectively. For the six-months ended June 30, 2015 and 2014, the weighted average number of shares of common stock underlying options not included in diluted earnings per share was 1,522,742 and 1,596,784, respectively.

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $1,037,247 at June 30, 2015 and December 31, 2014.

Inventories consist of:	June 30,	December 31,
	2015	2014

Raw materials	$4,403,459	$4,161,734
Work-in-process	788,160	735,364
Finished goods	3,873,466	3,643,979
	$9,065,085	$8,541,077

NOTE 6 - GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually or more frequently if a triggering event occurs. Management first makes a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test described below. If, based on the qualitative assessment, the estimated fair value is well in excess of its carrying amount, management will not perform a quantitative assessment. If, however, the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management then performs a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the Company must perform step two of the impairment test (measurement).

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

The Company’s goodwill balance of $1,351,392 at June 30, 2015 and December 31, 2014 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarter of 2014 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment.

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and six-month periods ended June 30, 2015 include share-based compensation expense totaling $85,963 and $171,926, respectively. Results for the three and six-month periods ended June 30, 2014 include share-based compensation expense totaling $22,649 and $80,533, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Incentive Compensation Plan:

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2,000,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of June 30, 2015, there were 2,169,000 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

All service-based options granted have ten-year terms from the date of grant and vest annually and become fully exercisable after a maximum of five years. Performance-based options granted have ten-year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s Board of Directors.

Provisions of the 2012 Plan require that all awards that are stock options be made at exercise prices equal to or greater than the fair market value on the date of the grant. The Company did not grant stock option awards during either of the six-month periods ended June 30, 2015 and 2014.

The following summarizes the components of share-based compensation expense by equity type for the three and six-months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service-based Restricted Common Stock	$49,800	$22,649	$99,600	$80,533
Performance-based Restricted Common Stock	6,128	—	12,256	—
Performance-based Stock Options	30,035	—	60,070	—
Total Share-Based Compensation Expense	$85,963	$22,649	$171,926	$80,533

Stock-based compensation for the three and six-months ended June 30, 2015 and 2014 is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

Restricted Common Stock Awards:

In June 2015, the Company granted 100,000 shares of restricted common stock to certain non-employee directors of the Company under the 2012 Plan. The shares were granted at a price of $2.22 per share and will fully vest on the date of the Company’s next annual shareholders meeting to be held in June 2016 (assuming continued service through such date), or a vesting period of approximately one year. The total compensation expense to be recognized over the vesting period is $222,000.

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plans, as of June 30, 2015, and changes during the six-months ended June 30, 2015, are presented below:

		Weighted Average
		Grant Date
Non-vested Restricted Shares	Number of Shares	Fair Value
Non-vested at January 1, 2015	180,000	$2.09
Granted	100,000	$2.22
Forfeited	—	—
Vested	(80,000)	$2.49
Non-vested at June 30, 2015	200,000	$2.00

Under the terms of the performance-based restricted common stock award agreements (for the 100,000 awards granted in 2013), the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the award agreements and the 2012 Plan), the restricted stock shall automatically vest as permitted by the 2012 Plan. The Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. During the first quarter of 2015, management determined the performance conditions related to these restricted stock awards are probable to be achieved by the year ending 2020. As a result, the Company adjusted the amortization of the fair market value of these awards over the revised implicit service period from December 2017 to December 2020. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

As of June 30, 2015, the unearned compensation related to Company granted restricted common stock was $356,792 of which $222,000 (pertaining to 100,000 service-based restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting scheduled to be held in June 2016, the vesting date. The remaining balance of $134,792 (pertaining to 100,000 performance-based restricted common stock awards issued in 2013) will be amortized on a straight-line basis through December 31, 2020, the revised implicit service period.

Performance-Based Stock Option Awards:

A summary of performance-based stock option activity, and related information for the six-months ended June 30, 2015 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2015	2,070,000	$1.33
Granted	—	—
Exercised	(30,000)	$0.78
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2015	2,040,000	$1.34

Options exercisable:
June 30, 2015	1,090,000	$0.96
12

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of June 30, 2015 and December 31, 2014 was $1,716,850 and $2,792,690, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of June 30, 2015 and December 31, 2014 was $1,336,850 and $1,882,550, respectively.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. During the first quarter of 2015, management determined the performance conditions related to these stock option awards are probable to be achieved by the year ending 2020. As a result, the Company adjusted the amortization of the fair market value of these awards over the revised implicit service period from December 2017 to December 2020. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

As of June 30, 2015, the unearned compensation related to the 950,000 performance-based stock options granted in August 2013 (weighted average per share exercise price of $1.77) is $660,774, which will be amortized on a straight-line basis through December 31, 2020, the implicit service period.

The Company’s performance-based stock options granted prior to 2013 (consisting of 1,090,000 options) are fully amortized.

Service-Based Stock Option Awards:

A summary of service-based stock option activity, and related information for the six-months ended June 30, 2015 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2015	522,000	$2.51
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(24,000)	$2.55
Outstanding, June 30, 2015	498,000	$2.51

Options exercisable:
June 30, 2015	498,000	$2.51

The aggregate intrinsic value of service-based stock options exercisable as of June 30, 2015 and December 31, 2014 was $0 and $102,640, respectively.

At June 30, 2015, the Company’s service-based stock options are fully amortized.

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

Financial information by reportable segment for the three and six-months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales by segment:
Network solutions	$5,331,327	$7,601,813	$11,226,486	$13,991,671
Test and measurement	2,881,970	2,837,103	5,614,502	5,632,576
Total consolidated net sales of reportable segments	$8,213,297	$10,438,916	$16,840,988	$19,624,247

Segment income (loss):
Network solutions	$723,556	$2,197,081	$1,694.947	$3,712,666
Test and measurement	137,748	(8,279)	354,212	216,747
Income from reportable segments	861,304	2,188,802	2,049,159	3,929,413

Other unallocated amounts:
Corporate expenses	(713,410)	(920,425)	(1,562,538)	(1,858,987)
Other income (expense) - net	(300)	(7,490)	2,966	(37,829)
Consolidated income before income tax provision	$147,594	$1,260,887	$489,587	$2,032,597

Depreciation and amortization by segment:
Network solutions	$55,069	$40,845	$106,130	$75,114
Test and measurement	59,502	77,332	117,625	161,694
Total depreciation and amortization for reportable segments	$114,571	$118,177	$223,755	$236,808

Capital expenditures by segment:
Network solutions	$30,841	$92,734	$175,598	$162,691
Test and measurement	3,040	3,758	105,119	34,263
Total consolidated capital expenditures by reportable segment	$33,881	$96,492	$280,717	$196,954

Financial information by reportable segment as of June 30, 2015 and December 31, 2014:

	2015	2014
Total assets by segment:
Network solutions	$11,655,322	$11,088,332
Test and measurement	7,425,617	7,006,853
Total assets for reportable segments	19,080,939	18,095,185

Corporate assets, principally cash and cash equivalents and deferred and current taxes	17,064,297	18,193,737

Total consolidated assets	$36,145,236	$36,288,922
14

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Net consolidated sales by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Sales by region	2015	2014	2015	2014
Americas	$6,155,218	$8,059,115	$12,621,854	$15,103,189
Europe, Middle East, Africa (EMEA)	1,559,426	1,864,904	3,295,268	3,385,900
Asia Pacific (APAC)	498,653	514,897	923,866	1,135,158
Total Sales	$8,213,297	$10,438,916	$16,840,988	$19,624,247

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended June 30, 2015 and 2014, sales in the United States for all reportable segments amounted to $5,614,787 and $7,429,777, respectively. For the six-months ended June 30, 2015 and 2014, sales in the United States for all reportable segments amounted to $11,407,261 and $14,048,676, respectively. Shipments to the EMEA region were largely concentrated in two countries, Israel and Germany. For the three-months ended June 30, 2015, sales to Israel and Germany for all reportable segments amounted to $364,921 and $194,708 of all shipments to the EMEA region, respectively. For the three-months ended June 30, 2014, sales to Israel and Germany for all reportable segments amounted to $622,482 and $441,557, respectively of all shipments to the EMEA region. For the six-months ended June 30, 2015, sales to Israel and Germany amounted to $908,315 and $661,552 of all the shipments to the EMEA region, respectively. For the six-months ended June 30, 2014, sales to Israel and Germany amounted to $622,842 and $742,687, respectively of all shipments to the EMEA region. Shipments to the APAC region were largely concentrated in China. For the three-months ended June 30, 2015 and 2014, sales in China for all reportable segments amounted to $328,747 and $837,553, respectively. For the six-months ended June 30, 2015 and 2014, sales in China for all reportable segments amounted to $597,329 and $1,105,082, respectively.

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

Leases:

In May 2015, the Company and its landlord entered into a lease agreement to remain at its principal corporate headquarters in Hanover Township, Parsippany, New Jersey through March 31, 2023. Monthly lease payments range from approximately $33,000 in year one to approximately $41,000 in year eight. Additionally, the Company has available an allowance of approximately $300,000 towards alterations and improvements to the premises through November 30, 2016. The lease can be renewed at the Company’s option for one five-year period at fair market value to be determined at term expiration.

Table of Contractual Obligations

		Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5- Years	5 Years

Facility Leases	$3,455,854	$402,874	$842,369	$893,670	$1,316,941
Operating and Equipment Leases	217,899	63,775	154,124	—	—
	$3,673,753	$466,649	$996,493	$893,670	$1,316,941
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

Line of Credit:

The Company maintains a line of credit with a bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by the Company’s money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at the time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2015, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

The operating businesses of the Company are segregated into two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations (Noisecom) and the operations of its subsidiary, Boonton. Additional financial information on the Company’s reportable segments as of June 30, 2015 and December 31, 2014, as well as for the three and six-months ended June 30, 2015 and 2014 is included in Note 8 to the Company’s interim condensed consolidated financial statements set forth in this current report on Form 10-Q.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and as of December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2015 (unaudited) and 2014 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2015 (unaudited) and 2014 (unaudited); and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the six-month period ended June 30, 2015 (unaudited).

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

Reserve on Inventory

The Company maintains reserves to reduce the value of inventory to the lower of cost or market and reserves for excess and obsolete inventory. The Company reviews inventory for excess and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with those future estimates to reduce the inventory cost basis to its estimated realizable value.

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of June 30, 2015 and December 31, 2014, the Company has identified its U.S. Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended June 30, 2015 and 2014, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

For the six-months ended June 30, 2015 as compared to the corresponding period of the previous year, net consolidated sales decreased to approximately $16,841,000 from approximately $19,624,000, a decrease of approximately $2,783,000 or 14.2%. For the three-months ended June 30, 2015 as compared to the corresponding period of the previous year, net consolidated sales decreased to approximately $8,213,000 from approximately $10,439,000, a decrease of approximately $2,226,000 or 21.3%. Such decreases were primarily the result of continued softness in demand for the Company’s network solutions products due to reductions in customer capital spending. While sales to wireless operators have decreased in the first half of 2015 and may continue to fluctuate in the short-term, the Company expects long-term demand for its network solutions products to improve due to the continuing worldwide expansion of broadband coverage. Sales in the Company’s test and measurement segment remained relatively stable for the three and six-months ended June 30, 2015 as compared to the same periods of the previous year.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales of the Company’s network solutions products for the six-months ended June 30, 2015 were approximately $11,226,000 as compared to approximately $13,992,000 for the six-months ended June 30, 2014, a decrease of approximately $2,766,000 or 19.8%. Net sales of the Company’s network solutions products for the three-months ended June 30, 2015 were approximately $5,331,000 as compared to approximately $7,602,000 for the three-months ended June 30, 2014, a decrease of approximately $2,271,000 or 29.9%. Net sales of network solutions products accounted for approximately 67% and 71% of net consolidated sales for the six-month periods ended June 30, 2015 and 2014, respectively. Net sales of network solutions products accounted for approximately 65% and 73% of net consolidated sales for the three-month periods ended June 30, 2015 and 2014, respectively.

Net sales of the Company’s test and measurement products for the six-months ended June 30, 2015 were approximately $5,615,000 as compared to approximately $5,633,000 for the six-months ended June 30, 2014, a decrease of approximately $18,000 or 0.3%. Net sales of the Company’s test and measurement products for the three-months ended June 30, 2015 were approximately $2,882,000 as compared to approximately $2,837,000 for the three-months ended June 30, 2014, an increase of approximately $45,000 or 1.6%. Net sales of test and measurement products accounted for approximately 33% and 29% of net consolidated sales of the six-month periods ended June 30, 2015 and 2014, respectively. Net sales of test and measurement products accounted for approximately 35% and 27% of net consolidated sales of the three-month periods ended June 30, 2015 and 2014, respectively.

Gross profit on net consolidated sales for the six-months ended June 30, 2015 was approximately $7,430,000 or 44.1% as compared to approximately $9,196,000 or 46.9% of net consolidated sales for the six-months ended June 30, 2014. Gross profit on net consolidated sales for the three-months ended June 30, 2015 was approximately $3,566,000 or 43.4% as compared to approximately $4,930,000 or 47.2% of net consolidated sales for the three-months ended June 30, 2014.

Gross profit margins are lower for the three and six-months ended June 30, 2015 as compared to the same periods of the previous year. Consolidated gross profit margins decreased primarily due to higher manufacturing labor costs and relatively fixed manufacturing costs being applied to lower sales for the three and six-months ended June 30, 2015 as compared to the same periods in 2014.

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

Consolidated operating expenses for the six-months ended June 30, 2015 were approximately $6,944,000 or 41% of net consolidated sales as compared to approximately $7,125,000 or 36% of net consolidated sales for the six-months ended June 30, 2014. Consolidated operating expenses were lower for the six-months ended June 30, 2015 due to decreases in consolidated general and administrative expenses and consolidated sales and marketing expenses of approximately $364,000 and $12,000, respectively, offset by an increase in consolidated research and development expenses of approximately $194,000. Consolidated operating expenses for the three-months ended June 30, 2015 were approximately $3,419,000 or 42% of net consolidated sales as compared to approximately $3,661,000 or 35% of net consolidated sales for the three-months ended June 30, 2014. Consolidated operating expenses were lower for the three-months ended June 30, 2015 due to decreases in consolidated general and administrative expenses and consolidated sales and marketing expenses of approximately $191,000 and $90,000, respectively, offset by an increase in consolidated research and development expenses of approximately $38,000.

Consolidated research and development expenses increased for the six-months ended June 30, 2015 primarily due to an increase in costs associated with a product development project in our network solutions segment of approximately $160,000. Consolidated sales and marketing expenses decreased for the six-months ended June 30, 2015 primarily due to lower non-employee sales commission of approximately $42,000 and lower advertising expenses of approximately $13,000, partially offset by higher salary expenses of approximately $43,000. The decrease in consolidated general and administrative expenses for the six-months ended June 30, 2015 was primarily due to lower variable compensation expense of approximately $352,000 and lower corporate legal and consulting fees of approximately $153,000, partially offset by higher share-based compensation expense of approximately $91,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidated research and development expenses increased for the three-months ended June 30, 2015 primarily due to an increase in costs associated with a product development project in our network solutions segment of approximately $57,000. Consolidated sales and marketing expenses decreased for the three-months ended June 30, 2015 primarily due to lower salaries expenses of approximately $52,000 (due to lower accrued variable sales incentive compensation) and lower non-employee sales commission of approximately $20,000. The decrease in consolidated general and administrative expenses for the three-months ended June 30, 2015 was primarily due to lower variable compensation expense of approximately $227,000 and lower corporate legal and consulting fees of approximately $57,000, partially offset by higher share-based compensation expense of approximately $63,000.

Other (income) expenses decreased by approximately $7,000 and $41,000 for the three and six-months ended June 30, 2015, as compared to the corresponding periods of the previous year. The decrease is primarily due to costs of approximately $7,000 and $37,000 recorded during the three and six-months ended June 30, 2014, respectively, associated with the Company’s ground water management plan.

For the three and six-months ended June 30, 2015, the Company recorded tax expense of approximately $64,000 and $212,000, respectively. For the three and six-months ended June 30, 2014, the Company recorded tax expense of approximately $545,000 and $877,000, respectively. The tax expense is lower for the three and six-months ended June 30, 2015 as compared to the same periods of the previous year due to a lower amount of income generated from the Company’s operations. The tax expense recorded is predominantly comprised of a non-cash deferred tax expense for Federal income taxes and a current provision for state income taxes for which the Company makes estimated tax payments on a quarterly basis.

For the six-months ended June 30, 2015, the Company realized net income of approximately $278,000 or $0.01 income per share on a basic and diluted basis, as compared to net income of approximately $1,156,000 or $0.05 income per share on a basic and diluted basis for the corresponding period of the previous year, a decrease of approximately $878,000. For the three-months ended June 30, 2015, the Company realized net income of approximately $84,000 or $0.00 income per share on a basic and diluted basis, as compared to net income of approximately $716,000 or $0.04 basic income per share and $0.03 diluted income per share, respectively, for the corresponding periods of the previous year, a decrease of approximately $632,000. The decreases were primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has decreased by approximately $374,000 to approximately $24,232,000 at June 30, 2015, from approximately $24,606,000 at December 31, 2014. At June 30, 2015 and December 31, 2014, the Company had a current ratio of 12.9 to 1 and 10.4 to 1, respectively.

The Company had cash and cash equivalents of approximately $9,742,000 at June 30, 2015, compared to approximately $10,724,000 at December 31, 2014. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

The Company used cash from operating activities of approximately $628,000 for the six-month period ending June 30, 2015. The primary use of this cash was due to an increase in accounts receivable, an increase in inventories and a decrease in accrued expenses and other current liabilities, partially offset by a decrease in prepaid expenses and other assets, an increase in accounts payable and net income from operations for the six-month period.

The Company realized cash from operating activities of approximately $570,000 for the six-month period ending June 30, 2014. The primary source of this cash was due to net income from operations for the six-month period and an increase in accounts payable, partially offset by an increase in accounts receivable, a decrease in accrued expenses and other current liabilities, and increases in inventories, prepaid expenses and other assets.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

Net cash used for investing activities for the six-months ended June 30, 2015 and 2014 was approximately $281,000 and $197,000, respectively. The use of these funds was for capital expenditures.

Cash used for financing activities for the six-months ended June 30, 2015 was approximately $72,000. The use of these funds was for periodic payments on an equipment lease, partially offset by proceeds from the exercise of stock options. Cash used for financing activities for the six-months ended June 30, 2014 was approximately $9,597,000. During the six-months ended June 30, 2014, the Company repurchased 4,815,110 shares of its outstanding common stock from its largest shareholder at the time at a cost of approximately $9,630,000, or $2.00 per share. The use of the remainder of these funds was for periodic payments on an equipment lease, partially offset by proceeds from the exercise of stock options.

Table of Contractual Obligations

		Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5- Years	5 Years

Facility Leases	$3,455,854	$402,874	$842,369	$893,670	$1,316,941
Operating and Equipment Leases	217,899	63,775	154,124	—	—
	$3,673,753	$466,649	$996,493	$893,670	$1,316,941

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to LIBOR in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2015, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability.

The Company may pursue strategic opportunities, including potential acquisitions, mergers, divestitures or other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

In July 2015, the Company implemented a cost reduction plan to more closely align the Company’s operating expenses with current market conditions. As a result, the cost reductions are expected to save the Company approximately $500,000 over the remainder of 2015, which is net of severance costs. The Company will continue to closely monitor costs relative to market conditions and, if necessary, appropriately scale operating expenses to current and expected sales order activity.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to ensure that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that the information relating to Wireless Telecom Group, Inc., including our consolidated subsidiaries, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are effective.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we have not sold any unregistered equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed with the SEC on October 15, 2012)

10.1†	Officer Incentive Compensation Plan, dated April 22, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2015)

10.2	Fifth Amendment to Lease Agreement, dated May 1, 2015 and retroactively effective as of April 1, 2015, by and between Icon Keystone NJP III Owner Pool 4 NJ, LLC and Boonton Electronics Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 6, 2015, and filed with the SEC on May 12, 2015)

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
24

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed herewith.

** Furnished herewith.

†Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: August 12, 2015	/s/ Paul Genova
Paul Genova
Chief Executive Officer

Date: August 12, 2015	/s/ Robert Censullo
Robert Censullo
Chief Financial Officer
26

EXHIBIT LIST

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed with the SEC on October 15, 2012)

10.1†	Officer Incentive Compensation Plan, dated April 22, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2015)

10.2	Fifth Amendment to Lease Agreement, dated May 1, 2015 and retroactively effective as of April 1, 2015, by and between Icon Keystone NJP III Owner Pool 4 NJ, LLC and Boonton Electronics Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 6, 2015, and filed with the SEC on May 12, 2015)

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed herewith.

** Furnished herewith.

†Management contract or compensatory plan or arrangement.

