Form 10-Q
period 2015-09-30
WIRELESS TELECOM GROUP INC
filed 2015-11-16
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of Common Stock outstanding as of November 9, 2015: 19,626,455

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -

	September 30,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,778,097	$10,723,513
Accounts receivable - net of allowance for doubtful accounts of $56,333 and $51,421 for 2015 and 2014, respectively	5,537,793	5,106,241
Inventories	8,716,387	8,541,077
Deferred income taxes - current	901,269	2,026,269
Prepaid expenses and other current assets	326,289	835,250
TOTAL CURRENT ASSETS	26,259,835	27,232,350
PROPERTY, PLANT AND EQUIPMENT - NET	1,722,181	1,689,289
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes - non-current	6,171,458	5,263,380
Other assets	693,153	752,511
TOTAL OTHER ASSETS	8,216,003	7,367,283
TOTAL ASSETS	$36,198,019	$36,288,922

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$1,355,739	$1,185,230
Accrued expenses and other current liabilities	539,486	1,307,043
Equipment leases payable - current	50,457	134,230
TOTAL CURRENT LIABILITIES	1,945,682	2,626,503

LONG TERM LIABILITIES:
Deferred rent	22,301	—
Equipment leases payable	—	32,054

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,640,891 and 29,510,891 shares issued, 19,626,455 and 19,496,455 shares outstanding, respectively	296,409	295,109
Additional paid-in-capital	39,775,698	39,530,325
Retained earnings	13,477,170	13,124,172
Treasury stock at cost, 10,014,436 shares	(19,319,241)	(19,319,241)
TOTAL SHAREHOLDERS’ EQUITY	34,230,036	33,630,365
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,198,019	$36,288,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

NET SALES	$8,339,155	$11,372,215	$25,180,143	$30,996,462

COST OF SALES	4,715,944	5,607,564	14,126,798	16,036,139

GROSS PROFIT	3,623,211	5,764,651	11,053,345	14,960,323

OPERATING EXPENSES
Research and development	1,026,580	863,011	2,899,481	2,542,112
Sales and marketing	1,224,559	1,359,197	3,911,997	4,058,417
General and administrative	1,209,672	1,416,873	3,592,847	4,163,800
TOTAL OPERATING EXPENSES	3,460,811	3,639,081	10,404,325	10,764,329

OPERATING INCOME	162,400	2,125,570	649,020	4,195,994

OTHER EXPENSE - NET	5,880	27,568	2,913	65,396

NET INCOME BEFORE INCOME TAXES	156,520	2,098,002	646,107	4,130,598

PROVISION FOR INCOME TAXES	81,381	1,114,828	293,109	1,991,535

NET INCOME	$75,139	$983,174	$352,998	$2,139,063

INCOME PER COMMON SHARE:

BASIC	$0.00	$0.05	$0.02	$0.10

DILUTED	$0.00	$0.05	$0.02	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months
	Ended September 30,
	2015	2014

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$352,998	$2,139,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338,826	361,760
Share-based compensation expense	223,273	234,801
Deferred rent	22,301	—
Deferred income taxes	216,922	1,536,650
Provision for doubtful accounts	4,912	(68,077)
Inventory reserves	35,599	318,397
Changes in assets and liabilities:
Accounts receivable	(436,464)	(1,280,746)
Inventories	(210,909)	(1,112,649)
Prepaid expenses and other assets	568,319	55,685
Accounts payable	170,509	568,208
Accrued expenses and other current liabilities	(767,557)	(146,850)
Net cash provided by operating activities	518,729	2,606,242

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital expenditures	(371,718)	(267,328)

CASH FLOWS (USED) BY FINANCING ACTIVITIES
Proceeds from exercise of stock options	23,400	117,000
Repayments of equipment lease payable	(115,827)	(108,211)
Repurchase of common stock - 0 and 4,815,110 shares, respectively	—	(9,630,219)
Net cash (used by) financing activities	(92,427)	(9,621,430)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,584	(7,282,516)

Cash and cash equivalents, at beginning of period	10,723,513	16,599,249

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$10,778,097	$9,316,733

SUPPLEMENTAL INFORMATION:

Cash paid during the period for income taxes	$63,762	$448,617

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$—	$(149,432)

Equipment lease payable	$—	$149,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2014	29,510,891	$295,109	$39,530,325	$13,124,172	$(19,319,241)	$33,630,365

Net income	—	—	—	352,998	—	352,998
Stock issued under equity compensation plan	100,000	1,000	(1,000)	—	—	—
Stock options exercised	30,000	300	23,100	—	—	23,400
Share-based compensation expense	—	—	223,273	—	—	223,273

Balances at September 30, 2015	29,640,891	$296,409	$39,775,698	$13,477,170	$(19,319,241)	$34,230,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2015 and 2014, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014, and the condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2015 have been prepared by the Company (as defined below) without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., which are collectively referred to herein as, the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

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

For the three and nine-months ended September 30, 2015, no customer accounted for 10% or more of the Company’s consolidated sales. For the three and nine-months ended September 30, 2014, one customer accounted for 10% and 11% of the Company’s consolidated sales, respectively. At September 30, 2015, no customer represented 10% or more of the Company’s gross accounts receivable. However, at December 31, 2014, one customer represented 11% of the Company’s gross accounts receivable balance.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost.  An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - Consensus of the FASB Emerging Issues Task Force. ASU 2014-12 requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Finally, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. An entity is required to adopt ASU 2014-12 for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance, as stated in ASU 2014-09, is effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date by one year, with early adoption on the original effective date permitted. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements, but does not expect the impact to be material.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The Company has a domestic net operating loss carryforward at September 30, 2015 of approximately $17,000,000 which expires in 2029. The Company also has a German net operating loss carryforward at September 30, 2015 of approximately $23,400,000.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowance of $7,012,134 is associated with the Company’s German net operating loss carryforward from an inactive German entity. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of September 30, 2015, management believes that it is more likely than not that the Company will fully realize the benefits of its deferred tax asset associated with its domestic net operating loss carryforward.

The deferred income tax assets (liabilities) are summarized as follows:

	September 30,	December 31,
Net deferred tax asset:	2015	2014
Uniform capitalization of inventory costs for tax purposes	$165,160	$168,119
Reserves on inventories	429,138	414,898
Allowance for doubtful accounts	22,533	20,568
Accruals	15,000	240,000
Tax effect of goodwill	(498,515)	(471,487)
Deferred rent	10,036	—
Book depreciation over tax	(7,708)	(17,699)
Net operating loss carryforward	13,949,217	13,947,384
	14,084,861	14,301,783
Valuation allowance for deferred tax assets	(7,012,134)	(7,012,134)
	$7,072,727	$7,289,649

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

The components of income tax expense related to income from operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Current:
Federal	$—	$34,650	$17,457	$68,455
State	14,154	199,240	58,730	386,430
Deferred:
Federal	58,689	795,495	193,406	1,366,520
State	8,538	85,443	23,516	170,130
	$81,381	$1,114,828	$293,109	$1,991,535

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of September 30, 2015 and December 31, 2014, the Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Weighted average common shares outstanding	19,626,455	19,419,063	19,549,532	21,044,296
Potentially dilutive stock options	523,507	1,010,588	915,384	1,184,725
Weighted average common shares outstanding, assuming dilution	20,149,962	20,429,651	20,464,916	22,229,021

Common stock options are included in the diluted earnings per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of shares of common stock underlying options not included in diluted earnings per share, because the effects are anti-dilutive, was 2,061,830 and 1,708,802 for the three-months ended September 30, 2015 and 2014, respectively. For the nine-months ended September 30, 2015 and 2014, the weighted average number of shares of common stock underlying options not included in diluted earnings per share was 1,691,515 and 1,627,182, respectively.

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $1,072,846 and $1,037,247 at September 30, 2015 and December 31, 2014, respectively.

Inventories consist of:	September 30,	December 31,
	2015	2014

Raw materials	$4,282,986	$4,161,734
Work-in-process	732,975	735,364
Finished goods	3,700,426	3,643,979
	$8,716,387	$8,541,077

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – GOODWILL (Continued)

The Company’s goodwill balance of $1,351,392 at September 30, 2015 and December 31, 2014 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarter of 2014 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment.

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and nine-month periods ended September 30, 2015 include share-based compensation expense totaling $51,347 and $223,273, respectively. Results for the three and nine-month periods ended September 30, 2014 include share-based compensation expense totaling $154,268 and $234,801, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Incentive Compensation Plan:

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2,000,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of September 30, 2015, there were 2,364,000 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

All service-based options granted have ten-year terms from the date of grant and vest annually and become fully exercisable after a maximum of five years. Performance-based options granted have ten-year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s Board of Directors.

Provisions of the 2012 Plan require that all awards that are stock options be made at exercise prices equal to or greater than the fair market value on the date of the grant. The Company did not grant stock option awards during either of the nine-month periods ended September 30, 2015 and 2014.

The following summarizes the components of share-based compensation expense by equity type for the three and nine-months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service-based Restricted Common Stock	$55,500	$49,800	$155,100	$130,333
Performance-based Restricted Common Stock	(636)	17,700	11,620	17,700
Performance-based Stock Options	(3,517)	86,768	56,553	86,768
Total Share-Based Compensation Expense	$51,347	$154,268	$223,273	$234,801

Stock-based compensation for the three and nine-months ended September 30, 2015 and 2014 is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plans, as of September 30, 2015, and changes during the nine-months ended September 30, 2015, are presented below:

		Weighted Average
Non-vested Restricted Shares	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2015	180,000	$2.09
Granted	100,000	$2.22
Forfeited	(13,000)	$1.77
Vested	(80,000)	$2.49
Non-vested at September 30, 2015	187,000	$2.01

Under the terms of the performance-based restricted common stock award agreements (pertaining to the 100,000 shares of restricted stock granted in 2013), the restricted stock will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the award agreements and the 2012 Plan), the restricted stock shall automatically vest as permitted by the 2012 Plan. The Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. During the first quarter of 2015, management determined the performance conditions related to these restricted stock awards are probable to be achieved by the year ending 2020. As a result, the Company adjusted the amortization of the fair market value of these awards over the revised implicit service period from December 2017 to December 2020. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

As of September 30, 2015, the unearned compensation related to Company granted restricted common stock was $284,271 of which $166,500 (pertaining to 100,000 service-based restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting scheduled to be held in June 2016, the vesting date. The remaining balance of $117,771 (pertaining to 87,000 performance-based shares of restricted common stock awarded in 2013) will be amortized on a straight-line basis through December 31, 2020, the revised implicit service period.

Performance-Based Stock Option Awards:

A summary of performance-based stock option activity, and related information for the nine-months ended September 30, 2015 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2015	2,070,000	$1.33
Granted	50,000	$1.83
Exercised	(30,000)	$0.78
Forfeited	(125,000)	$1.77
Expired	—	—
Outstanding, September 30, 2015	1,965,000	$1.32

Options exercisable:
September 30, 2015	1,090,000	$0.96
12

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of September 30, 2015 and December 31, 2014 was $595,650 and $2,792,690, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of September 30, 2015 and December 31, 2014 was $595,650 and $1,882,550, respectively.

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

On September 8, 2015, the Company granted performance-based stock options to acquire 50,000 shares of common stock at an exercise price of $1.83 per share, which represents the closing price of the Company’s common stock as reported on the NYSE MKT on September 8, 2015, the date of grant. The per share fair-value of these performance-based options granted during the three-month period ended September 30, 2015 was $1.03. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions; dividend yield 0%, risk-free interest rate of 1.53% and expected option life of 4 years. Volatility assumption was 75.46% and the forfeiture rate was assumed to be 0%.

As of September 30, 2015, the unearned compensation related to the 950,000 performance-based stock options granted in August 2013 (with a weighted average per share exercise price of $1.77) and the 50,000 performance-based stock options granted in September 2015 (with a weighted average per share exercise price of $1.83) is $550,122 and $51,527, respectively, which will be amortized on a straight-line basis through December 31, 2020, the implicit service period.

The Company’s performance-based stock options granted prior to 2013 (consisting of 1,090,000 options) are fully amortized.

Service-Based Stock Option Awards:

A summary of service-based stock option activity, and related information for the nine-months ended September 30, 2015 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2015	522,000	$2.51
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(144,000)	$2.33
Outstanding, September 30, 2015	378,000	$2.58

Options exercisable:
September 30, 2015	378,000	$2.58

The aggregate intrinsic value of service-based stock options exercisable as of September 30, 2015 and December 31, 2014 was $0 and $102,640, respectively.

At September 30, 2015, the Company’s service-based stock options are fully amortized.

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

Financial information by reportable segment for the three and nine-months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales by segment:
Network solutions	$5,481,651	$8,034,568	$16,708,137	$22,026,239
Test and measurement	2,857,504	3,337,647	8,472,006	8,970,223
Total consolidated net sales of reportable segments	$8,339,155	$11,372,215	$25,180,143	$30,996,462

Segment income:
Network solutions	$901,277	$2,772,136	$2,596,224	$6,484,802
Test and measurement	34,818	405,543	389,030	622,290
Income from reportable segments	936,095	3,177,679	2,985,254	7,107,092

Other unallocated amounts:
Corporate expenses	(773,695)	(1,052,109)	(2,336,234)	(2,911,098)
Other (expense) - net	5,880	(27,568)	(2,913)	(65,396)
Consolidated income before income tax provision	$156,520	$2,098,002	$646,107	$4,130,598

Depreciation and amortization by segment:
Network solutions	$58,317	$42,828	$164,447	$117,942
Test and measurement	56,754	82,124	174,379	243,818
Total depreciation and amortization for reportable segments	$115,071	$124,952	$338,826	$361,760
Capital expenditures by segment:
Network solutions	$91,000	$35,317	$266,599	$198,008
	—	35,057	105,119	69,320
Total consolidated capital expenditures by reportable segment	$91,000	$70,374	$371,718	$267,328
14

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Financial information by reportable segment as of September 30, 2015 and December 31, 2014:

	2015	2014
Total assets by segment:
Network solutions	$11,066,273	$11,088,332
Test and measurement	7,112,772	7,006,853
Total assets for reportable segments	18,179,045	18,095,185

Corporate assets, principally cash and cash equivalents and deferred and current taxes	18,018,974	18,193,737

Total consolidated assets	$36,198,019	$36,288,922

Net consolidated sales by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales by region	2015	2014	2015	2014
Americas	$6,539,352	$8,521,225	$19,161,206	$23,624,414
Europe, Middle East, Africa (EMEA)	1,284,596	1,752,637	4,579,863	4,556,438
Asia Pacific (APAC)	515,207	1,098,353	1,439,074	2,815,610
Total Sales	$8,339,155	$11,372,215	$25,180,143	$30,996,462

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended September 30, 2015 and 2014, sales in the United States for all reportable segments amounted to $6,087,609 and $8,089,561, respectively. For the nine-months ended September 30, 2015 and 2014, sales in the United States for all reportable segments amounted to $17,494,870 and $22,138,237, respectively. Shipments to the EMEA region were largely concentrated in two countries, Israel and Germany. For the three-months ended September 30, 2015, sales to Israel and Germany for all reportable segments amounted to $338,867 and $229,682 of all shipments to the EMEA region, respectively. For the three-months ended September 30, 2014, sales to Israel and Germany for all reportable segments amounted to $625,217 and $262,790, respectively of all shipments to the EMEA region. For the nine-months ended September 30, 2015, sales to Israel and Germany amounted to $1,247,182 and $891,234 of all the shipments to the EMEA region, respectively. For the nine-months ended September 30, 2014, sales to Israel and Germany amounted to $1,248,059 and $1,005,477, respectively of all shipments to the EMEA region. Shipments to the APAC region were largely concentrated in China. For the three-months ended September 30, 2015 and 2014, sales in China for all reportable segments amounted to $303,263 and $526,927, respectively. For the nine-months ended September 30, 2015 and 2014, sales in China for all reportable segments amounted to $900,592 and $1,049,909, respectively.

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

The following is a summary of the Company’s contractual obligations as of September 30, 2015:

Table of Contractual Obligations

		Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5- Years	5 Years
Facility Leases	$3,355,885	$405,873	$1,292,148	$927,332	$730,532
Operating and Equipment Leases	201,955	63,776	138,179	—	—
	$3,557,840	$469,649	$1,430,327	$927,332	$730,532

Environmental Contingencies:

In 1982, the Company and the New Jersey Department of Environmental Protection (the “NJDEP”) agreed upon a plan to correct ground water contamination at a site, formerly leased by Boonton, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by the Company. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. In 2014, the Company received approval for a groundwater permit from the NJDEP to carry out the final Remedial Action Work Plan and report. Under the final phase of the Remedial Action Work Plan, there will be limited and reduced monitoring and testing as long as concentrations at the site continue on a decreasing trend.

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

At this time, the Company believes that it is in material compliance with all environmental laws, does not anticipate any material expenditure to meet current or pending environmental requirements, and generally believes that its processes and products do not present any unusual environmental concerns. Besides the matter referred to above with the NJDEP, the Company is unaware of any existing, pending or threatened contingent liability that may have a material adverse effect on its ongoing business operations.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

As of September 30, 2015, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company develops, manufactures and markets a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters and high-power passive microwave components for wireless products. The majority of the Company’s current business relates to its network solutions products, which are primarily used by its customers in relation to commercial infrastructure development in support of the expansion and upgrade to distributed antenna systems (“DAS”). In addition, the Company’s products are used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of radiofrequency (RF) and microwave systems. Other applications include radio, radar, wireless local area network (WLAN) and digital television.

The operating businesses of the Company are segregated into two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations (Noisecom) and the operations of its subsidiary, Boonton. Additional financial information on the Company’s reportable segments as of September 30, 2015 and December 31, 2014, as well as for the three and nine-months ended September 30, 2015 and 2014 is included in Note 8 to the Company’s interim condensed consolidated financial statements set forth in this current report on Form 10-Q.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and as of December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2015 (unaudited) and 2014 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2015 (unaudited) and 2014 (unaudited); and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the nine-month period ended September 30, 2015 (unaudited).

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of September 30, 2015 and December 31, 2014, the Company has identified its U.S. Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended September 30, 2015 and 2014, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

For the nine-months ended September 30, 2015 as compared to the corresponding period of the previous year, net consolidated sales decreased to approximately $25,180,000 from approximately $30,996,000, a decrease of approximately $5,816,000 or 18.8%. For the three-months ended September 30, 2015 as compared to the corresponding period of the previous year, net consolidated sales decreased to approximately $8,339,000 from approximately $11,372,000, a decrease of approximately $3,033,000 or 26.7%.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in net sales for the three and nine-months ended September 30, 2015 was primarily the result of continued softness in demand for the Company’s network solutions products due to reductions in customer capital spending, particularly by certain domestic wireless operators. While sales to wireless operators have decreased in 2015, the Company expects long-term demand for its network solutions products to improve due to the continuing worldwide expansion of broadband coverage. Additionally, sales in the Company’s test and measurement segment decreased for the three and nine-months ended September 30, 2015 as compared to the same periods of the previous year primarily due to a decrease in sales of the Company’s peak power test instruments. The Company shipped a significant number of units during the third quarter of 2014 in fulfillment of a large government contract.

Net sales of the Company’s network solutions products for the nine-months ended September 30, 2015 were approximately $16,708,000 as compared to approximately $22,026,000 for the nine-months ended September 30, 2014, a decrease of approximately $5,318,000 or 24.1%. Net sales of the Company’s network solutions products for the three-months ended September 30, 2015 were approximately $5,482,000 as compared to approximately $8,035,000 for the three-months ended September 30, 2014, a decrease of approximately $2,553,000 or 31.8%. Net sales of network solutions products accounted for approximately 66% and 71% of net consolidated sales for each of the three and nine-month periods ended September 30, 2015 and 2014, respectively.

Net sales of the Company’s test and measurement products for the nine-months ended September 30, 2015 were approximately $8,472,000 as compared to approximately $8,970,000 for the nine-months ended September 30, 2014, a decrease of approximately $498,000 or 5.6%. Net sales of the Company’s test and measurement products for the three-months ended September 30, 2015 were approximately $2,858,000 as compared to approximately $3,338,000 for the three-months ended September 30, 2014, a decrease of approximately $480,000 or 14.4%. Net sales of test and measurement products accounted for approximately 34% and 29% of net consolidated sales for each of the three and nine-month periods ended September 30, 2015 and 2014, respectively.

Gross profit on net consolidated sales for the nine-months ended September 30, 2015 was approximately $11,053,000 or 43.9% as compared to approximately $14,960,000 or 48.3% of net consolidated sales for the nine-months ended September 30, 2014. Gross profit on net consolidated sales for the three-months ended September 30, 2015 was approximately $3,623,000 or 43.4% as compared to approximately $5,765,000 or 50.7% of net consolidated sales for the three-months ended September 30, 2014.

Gross profit margins are lower for the three and nine-months ended September 30, 2015 as compared to the same periods of the previous year. Consolidated gross profit margins decreased primarily due to relatively unchanged manufacturing labor costs and relatively fixed manufacturing costs being applied to lower sales for the three and nine-months ended September 30, 2015 as compared to the same periods in 2014, as well as mix of product sold.

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

Consolidated operating expenses for the nine-months ended September 30, 2015 were approximately $10,404,000 or 41% of net consolidated sales as compared to approximately $10,764,000 or 35% of net consolidated sales for the nine-months ended September 30, 2014. Consolidated operating expenses were lower for the nine-months ended September 30, 2015 due to decreases in consolidated general and administrative expenses and consolidated sales and marketing expenses of approximately $571,000 and $146,000, respectively, offset by an increase in consolidated research and development expenses of approximately $357,000. Consolidated operating expenses for the three-months ended September 30, 2015 were approximately $3,461,000 or 42% of net consolidated sales as compared to approximately $3,639,000 or 32% of net consolidated sales for the three-months ended September 30, 2014. Consolidated operating expenses were lower for the three-months ended September 30, 2015 due to decreases in consolidated general and administrative expenses and consolidated sales and marketing expenses of approximately $207,000 and $135,000, respectively, offset by an increase in consolidated research and development expenses of approximately $164,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidated research and development expenses increased for the nine-months ended September 30, 2015 primarily due to an increase in costs associated with product development projects in our network solutions segment of approximately $259,000 and an increase in salary expenses of approximately $164,000. Consolidated sales and marketing expenses decreased for the nine-months ended September 30, 2015 primarily due to lower non-employee sales commission of approximately $120,000 and lower salary expenses of approximately $28,000, partially offset by an increase in trade show expenses of approximately $32,000. The decrease in consolidated general and administrative expenses for the nine-months ended September 30, 2015 was primarily due to lower variable compensation expense of approximately $475,000 and lower corporate legal and consulting fees of approximately $152,000, partially offset by higher salary expenses of approximately $62,000.

Consolidated research and development expenses increased for the three-months ended September 30, 2015 primarily due to an increase in salary expenses of approximately $102,000 and an increase in costs associated with product development projects in our network solutions segment of approximately $99,000. Consolidated sales and marketing expenses decreased for the three-months ended September 30, 2015 primarily due to lower non-employee sales commission of approximately $78,000 and lower salaries expenses of approximately $72,000 (due to lower accrued variable sales incentive compensation), partially offset by an increase in trade show expenses of approximately $23,000. The decrease in consolidated general and administrative expenses for the three-months ended September 30, 2015 was primarily due to lower variable compensation expense of approximately $150,000 and lower share-based compensation expense of approximately $103,000.

Other (income) expenses decreased by approximately $22,000 and $62,000 for the three and nine-months ended September 30, 2015, as compared to the corresponding periods of the previous year. The decrease is primarily due to reduced costs of approximately $26,000 and $64,000 recorded during the three and nine-months ended September 30, 2014, respectively, associated with the Company’s ground water management plan.

For the three and nine-months ended September 30, 2015, the Company recorded tax expense of approximately $81,000 and $293,000, respectively. For the three and nine-months ended September 30, 2014, the Company recorded tax expense of approximately $1,115,000 and $1,992,000, respectively. The tax expense is lower for the three and nine-months ended September 30, 2015 as compared to the same periods of the previous year due to a lower amount of income generated from the Company’s operations. The tax expense recorded is predominantly comprised of a non-cash deferred tax expense for Federal income taxes and a current provision for state income taxes for which the Company makes estimated tax payments on a quarterly basis.

For the nine-months ended September 30, 2015, the Company realized net income of approximately $353,000 or $0.02 income per share on a basic and diluted basis, as compared to net income of approximately $2,139,000 or $0.10 income per share on a basic and diluted basis for the corresponding period of the previous year, a decrease of approximately $1,786,000. For the three-months ended September 30, 2015, the Company realized net income of approximately $75,000 or $0.00 income per share on a basic and diluted basis, as compared to net income of approximately $983,000 or $0.05 income per share on a basic and diluted basis for the corresponding periods of the previous year, a decrease of approximately $908,000. The decreases were primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has decreased by approximately $292,000 to approximately $24,314,000 at September 30, 2015, from approximately $24,606,000 at December 31, 2014. At September 30, 2015 and December 31, 2014, the Company had a current ratio of 13.5 to 1 and 10.4 to 1, respectively.

The Company had cash and cash equivalents of approximately $10,778,000 at September 30, 2015, compared to approximately $10,724,000 at December 31, 2014. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company realized cash from operating activities of approximately $519,000 for the nine-month period ending September 30, 2015. The primary source of this cash was due to net income from operations for the nine-month period, a decrease in prepaid expenses and other assets and an increase in accounts payable, partially offset by a decrease in accrued expenses and other current liabilities, an increase in accounts receivable and an increase in inventories.

The Company realized cash from operating activities of approximately $2,606,000 for the nine-month period ending September 30, 2014. The primary source of this cash was due to net income from operations for the nine-month period, an increase in accounts payable and a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable, an increase in inventories and a decrease in accrued expenses and other current liabilities.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

Net cash used for investing activities for the nine-months ended September 30, 2015 and 2014 was approximately $372,000 and $267,000, respectively. The use of these funds was for capital expenditures.

Cash used for financing activities for the nine-months ended September 30, 2015 was approximately $92,000. The use of these funds was for periodic payments on an equipment lease, partially offset by proceeds from the exercise of stock options. Cash used for financing activities for the nine-months ended September 30, 2014 was approximately $9,621,000. During the nine-months ended September 30, 2014, the Company repurchased 4,815,110 shares of its outstanding common stock from its largest shareholder at the time at a cost of approximately $9,630,000, or $2.00 per share. The use of the remainder of these funds was for periodic payments on an equipment lease, partially offset by proceeds from the exercise of stock options.

The following is a summary of the Company’s contractual obligations as of September 30, 2015:

Table of Contractual Obligations

		Payments by Period
	Total	Less than 1 Year	1-3 Years	4-5- Years	More than 5 Years
Facility Leases	$3,355,885	$405,873	$1,292,148	$927,332	$730,532
Operating and Equipment Leases	201,955	63,776	138,179	—	—
	$3,557,840	$469,649	$1,430,327	$927,332	$730,532

The Company maintains a line of credit with its investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to LIBOR in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2015, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability.

The Company may pursue strategic opportunities, including potential acquisitions, mergers, divestitures or other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

Throughout 2015, the Company instituted cost reduction plans, which reduced overall headcount and other operating expenses, to better position it to take advantage of growth opportunities. During the year, there was a reduction in total headcount by approximately 15%, which is anticipated to reduce salary and benefit costs in 2015 by over $500,000, net of severance charges of $137,000. These reductions represent annualized cost savings of approximately $1,500,000. Concurrently, the Company has also reinvested in its business to improve the strength of its management team and new product innovations, which is expected to add annualized incremental cost of approximately $500,000. As a result of its cost reduction plans and business reinvestment initiatives, the Company expects net annualized savings of approximately $1,000,000, compared to the $500,000 realized in the current year. The Company will continue to closely monitor costs relative to market conditions and, if necessary, appropriately scale operating expenses to current and expected sales order activity.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed with the SEC on October 15, 2012)

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 16, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.
25

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: November 16, 2015	/s/ Paul Genova
Paul Genova
Chief Executive Officer

Date: November 16, 2015	/s/ Robert Censullo
Robert Censullo
Chief Financial Officer
27

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed with the SEC on October 15, 2012)

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 16, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed herewith.

** Furnished herewith.

