Form 10-K
period 2015-12-31
WIRELESS TELECOM GROUP INC
filed 2016-03-29
CIK 878828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Yes ☐   No ☒

The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE MKT on June 30, 2015: $41,546,056

Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 18, 2016: 18,593,013

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual report on Form 10-K.

2

PART I

Item 1.	Business

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), designs and manufactures radio frequency (“RF”) and microwave-based products for wireless and advanced communications industries and currently markets its products and services worldwide under the Boonton®, Microlab and Noisecom® brands. The Company’s complementary suite of high performance instruments and components includes peak power meters, signal analyzers, RF passive components and integrated subsystems, noise modules and precision noise generators. The Company serves both commercial and government markets with workflow-oriented, built-for-purpose solutions in distributed antenna systems (“DAS”), cellular/mobile, WiFi, WiMAX, private mobile radio, satellite, cable, radar, avionics, medical, and computing applications. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name, Noise Com, Inc., and its wholly-owned subsidiaries Boonton Electronics Corporation, Microlab/FXR, WTG Foreign Sales Corporation and NC Mahwah, Inc. The corporate website address is www.wtcom.com. Noise Com, Inc., Boonton Electronics Corporation and Microlab/FXR are hereinafter referred to as “Noisecom”, “Boonton” and “Microlab”, respectively.

The Company presents its operations in two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of Microlab. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom.

Sales by reportable segment for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Network solutions	$21,534,831	$28,211,609
Test and measurement	11,574,275	12,125,759
	$33,109,106	$40,337,368

Additional financial information on the Company’s reportable segments for each of the last two years is included in the Company’s Notes to the consolidated financial statements (see Note 7, “Segment and Related Information”) included as part of this annual report.

Market

Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products, electronic testing and measurement instruments, and RF passive components to various customers. Approximately 89% and 88% of the Company’s consolidated sales in fiscal 2015 and 2014, respectively, were derived from commercial customers. The remaining consolidated sales (approximately 11% and 12%, respectively) were comprised of sales made to the United States government (particularly the armed forces) and prime defense contractors.

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

The Company also offers a line of broadband test sources serving the Cable Television and Cable Modem industry, including measurement solutions for CATV equipment, Data-Over-Cable Service Interface Specification (“DOCSIS”) and Digital TV.

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

The Company’s products have extended useful lives and the Company provides recalibration services for its instrument products to ensure their accuracy, for a fee, to its domestic and international customers, and also calibrates test equipment manufactured by others. Such services accounted for approximately 4% and 3% of consolidated sales for the years ended December 31, 2015 and 2014, respectively.

Marketing and Sales

As of March 18, 2016, the Company’s in-house marketing and sales force consisted of twenty-one individuals. The Company promotes the sale of its products to customers and manufacturers’ representatives through its web-site, product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions.

The Company’s products are sold globally through its in-house sales people and by over one hundred manufacturers’ representatives and distributors (i.e., the Company’s channel partners). Generally, our channel partners do not stock inventories of the Company’s products. Channel partners accounted for 90% and 80% of the Company’s consolidated sales for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, no single channel partner accounted for more than 10% of total consolidated sales. The Company does not believe that the loss of any single channel partner would have a material adverse effect on its business.

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

For the year ended December 31, 2015, no one single customer accounted for 10% or more of total consolidated sales. For the year ended December 31, 2014, one customer accounted for 10% of total consolidated sales. The Company’s largest customers vary from year to year. Accordingly, while the complete loss or substantial reduction of sales to any large customer could have a material adverse effect on the Company, the Company has experienced shifts in sales patterns with such large companies in the past without any material adverse effect. There can be no assurance, however, that the Company will not experience future shifts in sales patterns not having a material adverse effect on its business.

Regional consolidated sales from operations for fiscal 2015 were made to customers in the Americas ($24,946,340 or 75% of total consolidated sales), Europe, Middle East and Africa ($5,885,975 or 18% of total consolidated sales) and Asia Pacific ($2,276,791 or 7% of total consolidated sales). Regional consolidated sales from operations for fiscal 2014 were made to customers in the Americas ($30,480,266 or 76% of total consolidated sales), Europe, Middle East and Africa ($5,212,246 or 13% of total consolidated sales) and Asia Pacific ($4,644,856 or 11% of total consolidated sales).

Research and Development

The Company currently maintains an engineering staff (twenty-six individuals as of March 18, 2016) whose duties include the improvement of existing products, the design and modification of existing products and custom products with unique specifications to meet customer needs, and the engineering, research and development of new products and applications. Expenses for research and development also involve engineering for improvements and development of new products for commercial markets. Such expenditures for operations include the cost of engineering services and engineering support personnel and were approximately $3,957,000 and $3,380,000 for the years ended December 31, 2015 and 2014, respectively.

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

Backlog

The Company’s consolidated backlog of firm orders shippable in the next twelve months was approximately $2,500,000 at December 31, 2015, compared to approximately $2,600,000 at December 31, 2014. It is anticipated that the majority of the backlog orders at December 31, 2015 will be filled during the current year. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s inventory policy stresses maintaining substantial raw materials in order to minimize the Company’s dependency on third-party suppliers and to improve the Company’s capacity to expedite production in response to customer orders. However, shortages or delays of supplies may, in the future, have a material adverse impact on the Company’s operations. For the year ended December 31, 2015, two third-party suppliers each accounted for approximately 10% of the Company’s total consolidated inventory purchases. For the year ended December 31, 2014, two third-party suppliers each accounted for approximately 12% of the Company’s total consolidated inventory purchases. No other third-party supplier accounted for 10% or more of the Company’s total consolidated inventory purchases for either of the years ended December 31, 2015 or 2014.

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

In cases of defective products, the customer typically returns them to the Company’s facility. The Company’s service personnel replace or repair the defective items and ships them back to the customer. Generally, all servicing is done at the Company’s facility, and the Company charges its customers a fee for those service items that are not covered by warranty. The Company’s Noisecom and Microlab divisions typically don’t offer their customers any formal written service contracts. However, the Company’s Boonton division does offer its customers’ formal written service contracts for a fee.

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

In 1982, Boonton and the NJDEP agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by Boonton. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. In 2014, the Company received approval for a groundwater permit from the NJDEP to carry out the final Remedial Action Work Plan and report. Under the final phase of the Remedial Action Work Plan, there will be limited and reduced monitoring and testing as long as concentrations at the site continue on a decreasing trend.

Expenditures incurred by the Company during the year ended December 31, 2015 and 2014 in connection with the site amounted to approximately $22,000 and $78,000, respectively. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

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

Workplace Safety

The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health. The Company believes it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition. The Company also believes that it is in material compliance with all applicable labor regulations.

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

Employees

As of March 18, 2016, the Company had 113 full-time employees, including its officers, 54 of whom are engaged in manufacturing and repair services, 12 in administration and financial control, 26 in engineering and research and development, and 21 in marketing and sales.

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

You can access financial and other information, including copies of our SEC filings, at the Company’s Investor Relations page on its website. The address of the website is www.wtcom.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

Our performance is dependent on customers’ or end users’ capital spending for constructing, rebuilding, maintaining or upgrading data and communication networks, which can be volatile or hard to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending, and, therefore, our sales and profits, including:

•	competing technologies;
•	timing and adoption of global rollout of new technologies, including 4G/LTE;
•	customer specific financial or market conditions;
•	governmental regulation;
•	demands for network services; and
•	acceptance of new services offered by our customers;

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

Furthermore, we must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. We must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed. If we do not succeed, we may be left with inventories of obsolete products or we may not have enough of some products available to meet customer demand, which could lead to reduced sales and higher expenses.

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

The successful development of telecommunications products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals. There is no assurance that any of our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities, customers, or prospective customers, for the production of these newly developed products, or that these newly developed products will achieve commercial success. Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

The cyclicality of our end-user markets could harm our financial results.

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

In 1982, Boonton and the NJDEP agreed upon a plan to correct ground water contamination at a site previously leased by the Company’s Boonton operations, pursuant to which wells have been installed by Boonton. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. In 2014, the Company received approval for a groundwater permit from the NJDEP to carry out the final Remedial Action Work Plan and report. Under the final phase of the Remedial Action Work Plan, there will be monitoring and testing at the site. We cannot be assured that concentrations of contaminants at the site will decrease.

Expenditures incurred by the Company during the year ended December 31, 2015 and 2014 in connection with the site amounted to approximately $22,000 and $78,000, respectively. The Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

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

The loss of key personnel could adversely affect our ability to remain competitive; our development of new and upgraded products could be adversely impacted by our inability to hire or retain personnel with appropriate technical abilities.

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

The market price of our Common Stock has experienced significant volatility and may continue to be subject to rapid swings in the future. From January 1, 2014 to March 18, 2016, the trading prices of our stock have ranged from $1.30 to $3.78 per share. There are several factors which could affect the price of our Common Stock, including announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for our products, and the entrance of additional competitors into our markets.

Although our Common Stock is listed for trading on the NYSE MKT, the trading volume in our Common Stock is less than that of other, larger companies in the wireless and advanced communications industries. Traditionally, the trading volume of our Common Stock has been limited. For example, for the 90 trading days ending on February 29, 2016, the average daily trading volume was approximately 31,000 shares per day and ranged from between approximately 0 shares per day and approximately 420,000 shares per day. Furthermore, following our repurchases of approximately 1,020,000 shares under our share repurchase program subsequent to November 23, 2015, we only have 18,593,013 shares of common stock outstanding as of the date of this report. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our Common Stock at any given time. Because of our limited trading volume, holders of our Common Stock may not be able to sell quickly any significant number of such shares, and any attempted sales of a large number of our shares will likely have a material adverse impact on the price of our Common Stock.

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

The inability to maintain adequate levels of liquidity may have an adverse effect on the working capital of the Company.

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

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant with respect to both of the Company’s business segments. In May 2015, the Company and its landlord entered into a lease agreement to extend the lease term for its principal corporate headquarters in New Jersey through March 31, 2023.

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

2015 Fiscal Year	High	Low

1st Quarter	$3.21	$2.60

2nd Quarter	$2.61	$2.17

3rd Quarter	$2.19	$1.46

4th Quarter	$1.77	$1.30

2014 Fiscal Year

1st Quarter	$3.78	$2.05

2nd Quarter	$2.79	$2.30

3rd Quarter	$2.84	$2.38

4th Quarter	$2.91	$2.29

On March 18, 2016, the closing price of the common stock of the Company as reported was $1.50. On March 18, 2016, the Company had 399 stockholders of record. These stockholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2015, the Company repurchased 977,447 shares under its stock repurchase program. The maximum number of shares remaining eligible for repurchase under the plan as of December 31, 2015 was 244,651. Subsequent to December 31, the Company repurchased an additional 42,995 shares through the date of this report.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of stock repurchase program*	Maximum number of shares that may yet be purchased under the stock repurchase program

October 2015	—	—	—	1,222,098
November 2015	8,108	$1.38	8,108	1,213,990
December 2015	969,339	$1.45	969,339	244,651
Total	977,447	$1.45	977,447

*The Company announced the continuation of its stock repurchasing program on November 23, 2015, under which approximately 1,200,000 million shares may be repurchased by the Company.

Equity Compensation Plan Information

Set forth below is certain aggregated information with respect to (i) equity compensation plans that have been previously approved by the Company’s stockholders and (ii) plans not approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	2,343,000	$1.52	2,219,000

Equity compensation plans not approved by security holders	—	—	—

Total	2,343,000	$1.52	2,219,000

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014 (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2015 and 2014; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014.

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

Uncertain tax position

Under ASC 740, the Company must recognize and disclose uncertain tax positions only if it is more-likely-

than-not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The amounts recognized in the financial statements attributable to such position, if any, are recorded if there is a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. As of December 31, 2015 and 2014, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2015 and 2014, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

The Company’s goodwill balance of $1,351,392 at December 31, 2015 and 2014 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarters of 2015 and 2014 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be in excess of its carrying value.

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

Results of Operations
Year Ended December 31, 2015 Compared to 2014

Net consolidated sales for the year ended December 31, 2015 were $33,109,106 as compared to $40,337,368 for the year ended December 31, 2014, a decrease of $7,228,262 or 17.9%. This decrease was primarily the result of declining demand throughout 2015 for the Company’s network solutions products, particularly for use in DAS. In 2015, the Company experienced reduced order flow in its network solutions segment largely due to reductions in capital spending in support of DAS deployments, particularly by certain domestic wireless operators.

Net sales of the Company’s network solutions products for the year ended December 31, 2015 were $21,534,831 as compared to $28,211,609 for the year ended December 31, 2014, a decrease of $6,676,778 or 23.7%. Net sales of network solutions products accounted for 65.0% and 69.9% of net consolidated sales for the years ended December 31, 2015 and 2014, respectively. The decrease in sales during 2015 was primarily due to reduced demand for the Company’s passive microwave components, largely as a result of reductions in capital spending by certain domestic wireless operators as described above.

Net sales of the Company’s test and measurement products for the year ended December 31, 2015 were $11,574,275 as compared to $12,125,759 for the year ended December 31, 2014, a decrease of $551,484 or 4.5%. Net sales of test and measurement products accounted for 35.0% and 30.1% of net consolidated sales for the years ended December 31, 2015 and 2014, respectively. The decrease in sales for 2015 was primarily due to lower order volume during 2015 as a result of decreased order flow from prime defense contractors and certain government agencies. Order flow in the Company’s test and measurement segment can fluctuate period to period depending upon the approval and timing of government project funding.

The Company’s gross profit on consolidated net sales for the year ended December 31, 2015 was $14,827,874 or 44.8% as compared to $19,043,693 or 47.2% as reported in the previous year. Gross profit decreased primarily due to fixed manufacturing costs being a higher percentage of cost on lower sales for the twelve months ended December 31, 2015 as compared to same period in 2014, as well as changes in product mix sold. Sales of the Company’s integrated solutions products declined by approximately $2,600,000, or 70%, in 2015 as compared to 2014. The Company’s integrated solutions products, sold from its network solutions segment, typically return higher gross margins as compared to other passive components within its network solutions product portfolio.

The Company’s products consist of several models with varying degrees of capabilities which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand-alone components or devices that are connected to, or used in conjunction with, such equipment from an external site, in the factory or in the field.

Prices of products range from approximately $100 to $100,000 per unit, with most sales occurring between approximately $2,000 and $35,000 per unit. The Company can further experience variations in gross profit based upon the mix of these products sold, as well as variations due to revenue volume and economies of scale. The Company will continue to closely monitor costs associated with material acquisition, manufacturing and production.

Consolidated operating expenses for the year ended December 31, 2015 were $14,080,835 or 42.5% of consolidated net sales as compared to $14,364,691 or 35.6% of consolidated net sales for the year ended December 31, 2014. For the year ended December 31, 2015 as compared to the prior year, consolidated operating expenses decreased by $283,856 or 2.0%. Consolidated operating expenses were lower in 2015 due to a decrease in consolidated general and administrative expenses of $533,823 and a decrease in consolidated sales and marketing expenses of $327,387, offset by an increase in consolidated research and development expenses of $577,354. The increase in consolidated research and development expense was primarily due to an increase in costs associated with product development projects in our network solutions segment of $343,622 and an increase in salary expenses of $221,967. Consolidated sales and marketing expenses were lower in 2015 primarily due to a decrease in salary expenses of $236,290 (due to lower accrued variable sales incentive compensation) and a decrease in non-employee sales commission of $127,454, partially offset by an increase in trade show expense of $54,384. The decrease in consolidated general and administrative expenses was primarily due to lower variable compensation expense of $572,513 and lower corporate legal and consulting fees of $165,235, partially offset by an increase in administrative salary expenses of $114,694.

Other expense, net of other non-operating income, decreased by $65,714 for the year ended December 31, 2015 as compared to the previous year. The decrease in other expense was primarily due to reduced costs of approximately $56,000 in connection with the Company’s ground water management plan associated with a facility previously leased by the Company’s Boonton operations.

For the years ended December 31, 2015 and 2014, the Company recorded tax expense of $345,940 and $2,164,718, respectively. The tax expense was lower for the year ended December 31, 2015 as compared to the prior year primarily due to a lower amount of income generated from the Company’s operations. The tax expense recorded is predominantly comprised of a non-cash deferred tax expense for Federal income taxes and a current provision for state income taxes for which the Company makes estimated tax payments on a quarterly basis

Net income was $376,681 or $0.02 income per share on a basic and diluted basis, for the year ended December 31, 2015 as compared to net income of $2,424,152 or $0.12 income per share and $0.11 income per share on a basic and diluted basis, respectively, for the year ended December 31, 2014, a decrease of $2,047,471 or $0.09 per diluted share. The decrease was primarily due to the factors discussed above.

Liquidity and Capital Resources

The Company’s working capital has decreased by $515,214 to $22,064,364 at December 31, 2015, from $22,579,578 at December 31, 2014. At December 31, 2015 and 2014, the Company’s current ratio was 13.5 to 1 and 9.6 to 1, respectively.

The Company had cash and cash equivalents of $9,726,007 at December 31, 2015, compared to a balance of $10,723,513 at December 31, 2014. The Company believes its current level of cash is sufficient to fund the current operating, investing and financing activities.

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

Operating activities provided $1,022,621 in cash for the year ended December 31, 2015. For the year ended December 31, 2014, operating activities provided $4,012,331 in cash flows. For 2015, cash provided by operations was primarily due to net income from operations, a decrease in inventory, and a decrease in prepaid expenses and other assets, partially offset by a decrease in accounts payable, accrued expenses and other current liabilities, and an increase in accounts receivable. For 2014, cash provided by operations was primarily due to income from operations, and a decrease in accounts receivable, partially offset by an increase in inventory, a decrease in accounts payable, accrued expenses and other current liabilities, and an increase in prepaid expenses and other assets.

The Company has historically turned over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

Net cash used for investing activities for the years ended December 31, 2015 and 2014 was $463,428 and $300,701, respectively. The use of cash was for capital expenditures, primarily production test equipment.

Financing activities used $1,556,699 in cash for the year ended December 31, 2015. The use of these funds was for the repurchase of 977,447 shares of the Company’s outstanding common stock and for periodic payments on an equipment lease, offset by proceeds from the exercise of stock options. Financing activities used $9,587,366 in cash for the year ended December 31, 2014. In 2014, the Company repurchased 4,815,110 shares of its outstanding common stock from its largest shareholder at the time at a cost of $9,630,219, or $2.00 per share. The use of the remainder of these funds was for periodic payments on an equipment lease, offset by proceeds from the exercise of stock options.

As of December 31, 2015, future minimum lease payments related to the Company’s facility lease and equipment leases are shown below:

Table of Contractual Obligations

		Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Facility Leases	$3,255,917	$408,872	$1,301,696	$934,184	$611,165
Operating and Equipment Leases	186,011	63,775	122,236	—	—
	$3,441,928	$472,647	$1,423,932	$934,184	$611,165

The Company maintains a line of credit with an investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and any short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of December 31, 2015, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. Since the credit facility is based upon our current investment balance, borrowing availability has declined over time due to the Company’s funding of its stock repurchases. The Company believes cash generated from operations will adequately meet near-term working capital requirements.

The Company may pursue strategic opportunities, including potential acquisitions, mergers, divestitures or other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

Throughout 2015, the Company instituted cost reduction plans, which reduced overall headcount and other operating expenses, to better position it to take advantage of growth opportunities. During the year, there was a reduction in total headcount by approximately 15%, which reduced salary and benefit costs by approximately $500,000, net of severance charges of approximately $137,000. These reductions represent annualized cost savings of approximately $1,500,000. Concurrently, the Company has also reinvested in its business to improve the strength of its management team and new product innovations, which increased annualized incremental costs by approximately $500,000, most of which was added in early 2016. As a result of its cost reduction plan and business reinvestment initiatives, the Company expects net annualized savings of approximately $1,000,000, compared to the $500,000 realized in the current year. The Company will continue to closely monitor costs relative to market conditions and, if necessary, appropriately scale operating expenses to current and expected sales order activity.

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

Recent Accounting Pronouncements Affecting the Company

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of the new pronouncement on its consolidated financial statements.

During the fourth quarter of 2015, the Company adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” on a retrospective basis. The guidance requires entities that present a classified balance sheet to classify all deferred taxes as noncurrent assets or noncurrent liabilities. The adoption of this ASU resulted in a reclassification to the Company’s December 31, 2014 balance sheet to reflect the adjustment of $2,026,269 of deferred tax assets from current to non-current. This guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted, and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2016 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 11.	Executive Compensation

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2016 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2016 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2016 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

Item 14.	Principal Accountant Fees and Services

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2016 annual meeting of shareholders and is incorporated herein by reference. Such Proxy Statement will be filed with the Commissions within 120 days of the Company’s year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the Two Years in the Period ended December 31, 2015
Consolidated Statements of Changes in Shareholders’ Equity for the Two Years in the Period ended December 31, 2015
Consolidated Statements of Cash Flows for the Two Years in the Period ended December 31, 2015
Notes to Consolidated Financial Statements

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

	(2)	Exhibits

		3.1	Restated Certificate of Incorporation of the Company (2)

		3.2	Amended and Restated By-laws (7)

		4.2	Form of Stock Certificate (1)

		10.1	Summary Plan Description of Profit Sharing Plan of the Registrant (1)

		10.2	Amendment to Registrant’s Incentive Stock Option Plan and related agreement (3)

		10.3	Wireless Telecom Group, Inc. 2000 Stock Option Plan (4)

		10.4	Amended and Restated Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Paul Genova (8)

		10.5	Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Joseph Debold (8)

		10.6	2012 Incentive Compensation Plan of Wireless Telecom Group, Inc (6)

		10.7	Form of Restricted Stock Award Agreement under 2012 Incentive Compensation Plan (8)

		10.8	Severance Agreement, dated June 14, 2013, between Wireless Telecom Group, Inc. and Robert Censullo (9)
31

10.9	Form of Stock Option Agreement under the Company’s 2012 Incentive Compensation Plan (10)

10.10	Share Repurchase Agreement, dated April 9, 2014, by and among Wireless Telecom Group, Inc., Investcorp International Ltd., Investcorp S.A., SIPCO Limited and Investcorp Technology Ventures, L.P. (12)

10.11	Amended and Restated 2012 Incentive Compensation Plan of the registrant (13)

10.12	Officer Incentive Compensation Plan, dated April 22, 2015, of Wireless Telecom Group, Inc. (14)

10.13	Fifth Amendment to Lease Agreement, dated May 1, 2015 and retroactively effective as of April 1, 2015, by and between Icon Keystone NJP III Owner Pool 4 NJ, LLC and Boonton Electronics Corporation (15)

14	Code of Ethics (5)

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, LLP) filed herewith as Exhibit 23.1

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

101	The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in shareholders’ equity, and (v) the notes to the consolidated financial statements. (11)

*	All exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-18 (File No.33-42468-NY) and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 (filed with the SEC on April 22, 2005) and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 1995 and incorporated by reference herein.
(4)	Filed as Annex B to the Definitive Proxy Statement of the Company filed on July 17, 2000 and incorporated by reference herein.
(5)	Filed as exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.
(6)	Filed as Annex A to the Definitive Proxy Statement of the Company filed on April 30, 2012 and incorporated by reference herein.
(7)	Filed as exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, filed with the Commission on October 15, 2012 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 1, 2013 and incorporated by reference herein.
(9)	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated by reference herein.
32

(10)	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 14, 2013, and incorporated by reference herein.
(11)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Securities 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 9, 2014 and filed with the Commission on April 11, 2014, and incorporated by reference herein.
(13)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 30, 2014, and incorporated by reference herein.
(14)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Commission on May 13, 2015, and incorporated by reference herein.
(15)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 6, 2015, filed with the Commission on May 12, 2015, and incorporated by reference herein.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 29, 2016	By:	/s/ Paul Genova
Paul Genova
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan L. Bazaar	Chairman of the Board	March 29, 2016
Alan L. Bazaar

/s/ Paul Genova	Chief Executive Officer	March 29, 2016
Paul Genova

/s/ Robert Censullo	Chief Financial Officer	March 29, 2016
Robert Censullo

/s/ Don C. Bell III	Director	March 29, 2016
Don C. Bell III

/s/ Joseph Garrity	Director	March 29, 2016
Joseph Garrity

/s/ Mitchell Herbets	Director	March 29, 2016
Mitchell Herbets

/s/ Timothy Whelan	Director	March 29, 2016
Timothy Whelan
33

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Wireless Telecom Group, Inc.

Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2015 the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheets due to the adoption of ASU 2015-17 “Balance Sheet Classification of Deferred Taxes.”

/s/PKF O’Connor Davies, LLP

March 28, 2016

New York, NY

F - 2

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

-ASSETS-
	December 31,
	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$9,726,007	$10,723,513
Accounts receivable - net of allowance for doubtful accounts of $105,568 and $51,421 for 2015 and 2014, respectively	5,451,161	5,106,241
Inventories – net of reserves of $1,110,288 and $1,037,247, respectively	8,068,728	8,541,077
Prepaid expenses and other current assets	586,889	835,250
TOTAL CURRENT ASSETS	23,832,785	25,206,081

PROPERTY, PLANT AND EQUIPMENT - NET	1,742,888	1,689,289

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes	7,013,929	7,289,649
Other assets	765,330	752,511
TOTAL OTHER ASSETS	9,130,651	9,393,552

TOTAL ASSETS	$34,706,324	$36,288,922

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable	$1,046,651	$1,185,230
Accrued expenses and other current liabilities	648,010	1,307,043
Equipment leases payable – current	73,760	134,230
TOTAL CURRENT LIABILITIES	1,768,421	2,626,503

LONG TERM LIABILITIES:
Deferred rent	33,452	—
Equipment leases payable	—	32,054

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,627,891 and 29,510,891 shares issued, 18,636,008 and 19,496,455 shares outstanding, respectively	296,279	295,109
Additional paid-in capital	39,865,331	39,530,325
Retained earnings	13,500,853	13,124,172
Treasury stock, at cost – 10,991,883 and 10,014,436 shares, respectively	(20,758,012)	(19,319,241)
	32,904,451	33,630,365

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,706,324	$36,288,922

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

	For the Years Ended December 31,
	2015	2014
NET SALES	$33,109,106	$40,337,368

COST OF SALES	18,281,232	21,293,675

GROSS PROFIT	14,827,874	19,043,693

OPERATING EXPENSES
Research and development	3,957,274	3,379,920
Sales and marketing	5,159,805	5,487,192
General and administrative	4,963,756	5,497,579
TOTAL OPERATING EXPENSES	14,080,835	14,364,691

OPERATING INCOME	747,039	4,679,002

OTHER EXPENSE - NET	24,418	90,132

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	722,621	4,588,870

PROVISION FOR INCOME TAXES	345,940	2,164,718

NET INCOME	$376,681	$2,424,152

INCOME PER COMMON SHARE:
Basic	$0.02	$0.12
Diluted	$0.02	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,335,768	20,446,867
Diluted	20,378,140	21,800,700

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock Issued	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Treasury Stock at Cost	Total

BALANCE AT DECEMBER 31, 2013	29,232,557	$292,326	$38,970,783	$10,700,020	$(9,689,022)	$40,274,107

Net income	—	—	—	2,424,152	—	2,424,152

Restricted stock issued	80,000	800	(800)	—	—	—

Forfeiture of restricted stock	(6,666)	(67)	67	—	—	—

Issuance of shares in connection with stock options exercised	205,000	2,050	203,350	—	—	205,400

Stock compensation expense	—	—	356,925	—	—	356,925

Repurchase of treasury stock	—	—	—	—	(9,630,219)	(9,630,219)

BALANCE AT DECEMBER 31, 2014	29,510,891	$295,109	$39,530,325	$13,124,172	$(19,319,241)	$33,630,365

Net income	—	—	—	376,681	—	376,681

Restricted stock issued	100,000	1,000	(1,000)	—	—	—

Forfeiture of restricted stock	(13,000)	(130)	130	—	—	—

Issuance of shares in connection with stock options exercised	30,000	300	23,100	—	—	23,400

Stock compensation expense	—	—	312,776	—	—	312,776

Repurchase of treasury stock	—	—	—	—	(1,438,771)	(1,438,771)

BALANCE AT DECEMBER 31, 2015	29,627,891	$296,279	$39,865,331	$13,500,853	$(20,758,012)	$32,904,451

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

	For the Years Ended December 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$376,681	$2,424,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	458,633	370,271
Stock compensation expense	312,776	356,925
Deferred rent	33,452	—
Deferred income taxes	275,720	1,627,838
Provision for (recovery of) doubtful accounts	54,147	(84,321)
Inventory reserves	73,041	271,834
Changes in assets and liabilities:
Accounts receivable	(399,067)	335,849
Inventories	399,308	(643,635)
Prepaid expenses and other assets	235,542	(155,330)
Accounts payable	(138,579)	(274,364)
Accrued expenses and other current liabilities	(659,033)	(216,888)
Net cash provided by operating activities	1,022,621	4,012,331

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Capital expenditures	(463,428)	(300,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on equipment leases payable	(141,328)	(162,547)
Proceeds from exercise of stock options	23,400	205,400
Repurchase of treasury stock – 977,447 shares in 2015 and 4,815,110 shares in 2014	(1,438,771)	(9,630,219)
Net cash (used for) financing activities	(1,556,699)	(9,587,366)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(997,506)	(5,875,736)

Cash and cash equivalents, at beginning of year	10,723,513	16,599,249

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$9,726,007	$10,723,513

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
Taxes	$63,762	$778,617

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital expenditures	$(48,804)	$(149,432)
Equipment lease payable	$48,804	$149,432

The accompanying notes are an integral part of these consolidated financial statements.

F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation:

Wireless Telecom Group, Inc. and Subsidiaries (collectively, the “Company”) develop and manufacture a wide variety of electronic noise sources, testing and measurement instruments and high-power, passive microwave components, which it sells to customers throughout the United States and worldwide through its foreign sales corporation and foreign distributors to commercial and government customers in the electronics industry. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noise Com, Inc. (“Noisecom”), and its wholly-owned subsidiaries, Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc. All intercompany transactions are eliminated in consolidation.

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

For the year ended December 31, 2015, no single customer accounted for 10% or more of the Company’s total consolidated sales. For the year ended December 31, 2014, one customer accounted for approximately 10% of total consolidated sales. At December 31, 2015, no single customer represented 10% or more of the Company’s gross accounts receivable balance. At December 31, 2014, one customer represented 11% of the Company’s gross accounts receivable balance.
F - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

For the year ended December 31 2015, two third-party suppliers each accounted for approximately 10% of the Company’s total consolidated inventory purchases. For the year ended December 31, 2014, two third-party suppliers each accounted for 12% of the Company’s total consolidated inventory purchases. No other third-party supplier accounted for 10% or more of the Company’s total consolidated inventory purchases for either of the years ended 2015 or 2014.

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

The Company classifies investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. As of December 31, 2015, substantially all of the Company’s investments consisted of cash and cash equivalents.

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

The Company maintains reserves to reduce the value of inventory to the lower of cost or market and reserves for excess and obsolete inventory. The Company reviews inventory for excess and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with those future estimates to reduce the inventory cost basis to its estimated realizable value. Inventory carrying value is net of inventory reserves of $1,110,288 and $1,037,247 as of December 31, 2015 and 2014, respectively.

Inventories consist of:

	December 31,
	2015	2014
Raw materials	$3,993,052	$4,161,734
Work-in-process	628,140	735,364
Finished goods	3,447,536	3,643,979
	$8,068,728	$8,541,077
F - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The Company’s goodwill balance of $1,351,392 at December 31, 2015 and 2014 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarters of 2015 and 2014 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be in excess of its carrying value.

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

Research and Development Costs:

Research and development costs are charged to operations when incurred. The amounts charged to operations for the years ended December 31, 2015 and 2014 were $3,957,274 and $3,379,920, respectively.

Advertising Costs:

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $210,940 and $226,593 for the years ended December 31, 2015 and 2014, respectively.

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

Under ASC 740, the Company must recognize and disclose uncertain tax positions only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The amounts recognized in the financial statements attributable to such position, if any, are recorded if there is a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. As of December 31, 2015 and 2014, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years as set out in the Company’s notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2015 and 2014.

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

	Years Ended December 31,
	2015	2014
Weighted average number of common shares outstanding — Basic	19,335,768	20,446,867
Potentially dilutive common stock equivalents	1,042,372	1,353,833
Weighted average number of common and equivalent shares outstanding-Diluted	20,378,140	21,800,700

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 1,829,271 and 1,612,948 for 2015 and 2014, respectively.
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

Recent Accounting Pronouncements Affecting the Company:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases” which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of the new pronouncement on its consolidated financial statements.

During the fourth quarter of 2015, the Company adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” on a retrospective basis. The guidance requires entities that present a classified balance sheet to classify all deferred taxes as noncurrent assets or noncurrent liabilities. The adoption of this ASU resulted in a reclassification to the Company’s December 31, 2014 balance sheet to reflect an adjustment of $2,026,269 of deferred tax assets from current to non-current. This guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted, and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.

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

Reclassifications:

Certain information from the prior year’s presentation has been reclassified to conform to the current year’s reporting presentation.

NOTE 2	-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, consist of the following as of December 31:

	2015	2014
Machinery and equipment	$5,532,832	$5,053,575
Furniture and fixtures	124,943	123,808
Transportation equipment	158,549	157,677
Leasehold improvements	984,105	984,105
	6,800,429	6,319,165
Less: accumulated depreciation	5,057,541	4,629,876
	$1,742,888	$1,689,289

Depreciation expense of $458,633 and $370,271 was recorded for the years ended December 31, 2015 and 2014, respectively.

NOTE 3	-	OTHER ASSETS:

Other assets consist of the following as of December 31:

	2015	2014
Product demo assets	$680,298	$694,758
Security deposit	50,000	50,000
Miscellaneous	35,032	7,753
Total	$765,330	$752,511

Product demo assets are net of reserves of $872,012 and $744,904 as of December 31, 2015 and 2014, respectively.
F - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 4	-	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following as of December 31:

	2015	2014
Commissions	$211,051	$94,751
Payroll and related benefits	192,902	911,215
Sales and use tax	114,806	79,339
Professional fees	65,055	51,856
Goods received not invoiced	2,986	123,683
Other	61,210	46,199
Total	$648,010	$1,307,043

NOTE 5	-	STOCK REPURCHASES:

In November 2015, the Company’s Board of Directors approved the repurchase of the remaining approximately 1,200,000 shares of the Company’s common stock under its previously announced stock repurchase program. During the period from November 23, 2015 through December 31, 2015, the Company repurchased 977,447 shares of its own common stock pursuant to the program at an aggregate cost of $1,438,771, or $1.47 average cost per share. Subsequent to December 31, 2015, the Company repurchased an additional 42,995 shares at an aggregate cost of $65,467, or $1.52 average cost per share.

In April 2014, the Company entered into and consummated an agreement to repurchase a total of 4,815,110 shares of the Company’s common stock from its largest shareholder at the time at a cost of $9,630,219, or $2.00 per share.

The Company funded the above transactions from available cash.

NOTE 6	-	SHAREHOLDERS’ EQUITY:

Incentive Compensation Plan:

In 2012, the Company’s Board of Directors and shareholders approved the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”), which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the 2012 Plan provided for the grant of awards relating to 2,000,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of December 31, 2015, there were 2,238,500 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

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
F - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY (Continued):

The following summarizes the components of stock-based compensation expense by equity instrument for the years ended December 31:

	2015	2014
Service-Based Restricted Common Stock	$210,600	$180,133
Performance-Based Stock Options	85,205	146,838
Performance-Based Restricted Common Stock	16,971	29,954
Total Share-Based Compensation Expense	$312,776	$356,925

Stock-based compensation for the years ended 2015 and 2014 is included in general and administrative expenses in the accompanying consolidated statement of operations.

The performance-based and service-based stock options outstanding and exercisable as of December 31, 2015 are summarized as follows:

	Weighted average	Options	Options	Weighted average
	exercise price	Outstanding	Exercisable	remaining life
Performance-based	$1.32	1,965,000	1,090,000	5.4 years
Service-based	$2.23	523,000	378,000	2.7 years
		2,488,000	1,468,000

Restricted common stock awards:

In June 2015, the Company granted 100,000 shares of restricted common stock to certain directors of the Company under the 2012 Plan. The fair market value of shares were granted at a price of $2.22 per share and will fully vest on the date of the Company’s next annual shareholders meeting to be held in June 2016, or a vesting period of approximately one year, provided that the director’s service continues through the vesting date. The total compensation expense to be recognized over the vesting period is $222,000.

The following tables summarize the restricted common stock awards granted to certain directors, officers and employees of the Company during the years ended December 31, 2015 and 2014 under the 2012 Plan:

Year ended December 31, 2015
Individuals	Number of Shares Granted	Fair Market Value per Granted Share	Vesting Date
Board of Directors	100,000	$2.22	Next Annual Meeting	(June 2016)

Year ended December 31, 2014
Individuals	Number of Shares Granted	Fair Market Value per Granted Share	Vesting Date
Board of Directors	80,000	$2.49	Annual Meeting	(June 2015)
F - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY (Continued):

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plan, as of December 31, 2015 and 2014, and changes during the years ended December 31, 2015 and 2014 are presented below:

		Weighted Average
		Grant Date
Non-vested Shares	Number of Shares	Fair Value
Non-vested at January 1, 2014	220,000	$1.63

Granted	80,000	$2.49
Vested	(113,334)	$1.51
Forfeited	(6,666)	$1.51
Non-vested at December 31, 2014	180,000	$2.09

Granted	100,000	$2.22
Vested	(80,000)	$2.49
Forfeited	(13,000)	$1.77
Non-vested at December 31, 2015	187,000	$2.01

Under the terms of the performance-based restricted common stock award agreements (pertaining to the 100,000 shares of restricted stock awards granted in 2013), the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the award agreements and the 2012 Plan), the restricted stock shall automatically vest as permitted by the 2012 Plan. For the performance-based restricted stock awarded in 2013, the Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. During the first quarter of 2015, management determined the performance conditions related to these restricted stock awards are probable to be achieved by the year ending 2020. As a result, the Company adjusted the amortization of the fair market value of these awards over the revised implicit service period from December 2017 to December 2020. The impact of this adjustment for the year ended December 31, 2015 was to reduce stock compensation expense attributable to performance-based restricted common stock awards by $5,989. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

As of December 31, 2015, the unearned compensation related to Company granted restricted common stock is $218,064 of which $111,000 (pertaining to 100,000 service-based restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual meeting to be held in June 2016, the vesting date. The remaining balance of $107,064 (pertaining to 87,000 performance-based restricted common stock awards issued in 2013) will be amortized on a straight-line basis through December 31, 2020, the revised implicit service period.
F - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY (Continued):

Performance-based stock option awards:

A summary of performance-based stock option activity, and related information for the years ended December 31 2015 and 2014 follows:

		Weighted Average
	Options	Exercise Price

Outstanding, January 1, 2014	2,250,000	$1.28

Granted	—	—
Vested	—	—
Exercised	(180,000)	$0.78
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2014	2,070,000	$1.33

Granted	50,000	$1.83
Vested	—	—
Exercised	(30,000)	$0.78
Forfeited	(125,000)	$1.77
Expired	—	—
Outstanding, December 31, 2015	1,965,000	$1.32

Options exercisable:
December 31, 2014	1,120,000	$0.95
December 31, 2015	1,090,000	$0.96

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of December 31, 2015 and 2014 was $846,350 and $2,690,050, respectively. The aggregate intrinsic value of performance-based stock options exercised in 2015 and 2014 was $42,300 and $320,850, respectively.

On September 8, 2015, the Company granted performance-based stock options to a non-executive officer employee to acquire 50,000 shares of common stock at an exercise price of $1.83 per share, which represents the closing price of the Company’s common stock as reported on the NYSE MKT on September 8, 2015, the date of grant. The per share fair-value of these performance-based options was $1.03. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions; dividend yield 0%, risk-free interest rate of 1.53% and expected option life of 4 years. Volatility assumption was 75.46% and the forfeiture rate was assumed to be 0%.
F - 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY (Continued):

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. During the first quarter of 2015, management determined the performance conditions related to stock option awards (pertaining to stock awards granted in 2013 and subsequent grants made) are probable to be achieved by the year ending 2020. As a result, the Company adjusted the amortization of the fair market value of these awards over the revised implicit service period from December 2017 to December 2020. The impact of this adjustment for the year ended December 31, 2015 was to reduce stock compensation expense attributable to performance-based stock option awards by $29,713. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.

As of December 31, 2015, the unearned compensation related to the 950,000 performance-based stock options granted in August 2013 (with a a weighted average per share exercise price of $1.77) and the 50,000 performance-based stock options granted in September 2015 (with a weighted average per share exercise price of $1.83) is $523,926 and $49,074, respectively, which will be amortized on a straight-line basis through December 31, 2020, the revised implicit service period.

The Company’s performance-based stock options granted prior to 2013 (consisting of 1,090,000 options) are fully amortized. For the years ended December 31, 2015 and 2014, the Company recorded compensation expense related to performance-based options in the amount of $85,205 and $146,838, respectively.

Service-based stock option awards:

A summary of service-based stock option activity, and related information for the years ended December 31, follows:

		Weighted Average
	Options	Exercise Price

Outstanding, January 1, 2014	787,000	$2.65
Granted	—	—
Vested	—	—
Exercised	(25,000)	$2.60
Forfeited	—	—
Expired	(240,000)	$2.96
Outstanding, December 31, 2014	522,000	$2.51

Granted	145,000	$1.30
Vested	—	—
Exercised	—	—
Forfeited	(120,000)	$2.28
Expired	(24,000)	$2.55
Outstanding, December 31, 2015	523,000	$2.23

Options exercisable:
December 31, 2014	522,000	$2.51
December 31, 2015	378,000	$2.58
F - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY (Continued):

The aggregate intrinsic value of service-based stock options (regardless of whether or not such options are exercisable) as of December 31, 2015 and 2014 was $0 and $102,640, respectively. The aggregate intrinsic value of service-based stock options exercised in 2015 and 2014 was $0 and $1,250, respectively.
On November 19, 2015, the Company granted service-based stock options to acquire 145,000 shares of common stock at an exercise price of $1.30 per share to the members of the Company’s Strategic and Planning Committee, which represents the closing price of the Company’s common stock as reported on the NYSE MKT on November 19, 2015, the date of grant. The per share fair-value of these service-based options was $0.75. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions; dividend yield 0%, risk-free interest rate of 1.68% and expected option life of 4 years. Volatility assumption was 78.22% and the forfeiture rate was assumed to be 0%.

Under the terms of the service-based stock option agreements relating to the November 19, 2015 stock option grants, the awards shall vest in twelve equal quarterly installments over a period of three years and shall be fully vested on November 19, 2018.

As of December 31, 2015, the unearned compensation related to the 145,000 service-based stock options granted in November 2015 (with a weighted average per share exercise price of $1.30) is $109,386, which will be amortized on a straight-line basis over the service period through November 2018.

At December 31, 2015, the Company’s service-based stock options granted prior to November 2015 were fully amortized.

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
F - 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7	-	SEGMENT AND RELATED INFORMATION (Continued):

Financial information by reportable segment as of and for the years ended December 31, 2015 and 2014 is presented below:

	2015	2014
Net sales by segment:
Network solutions	$21,534,831	$28,211,609
Test and measurement	11,574,275	12,125,759
Total consolidated net sales and net sales of reportable segments	$33,109,106	$40,337,368

Segment income:
Network solutions	$3,290,220	$7,555,578
Test and measurement	729,090	1,085,357
Income from reportable segments	4,019,310	8,640,935

Other unallocated amounts:
Corporate expenses	(3,272,271)	(3,961,933)
Other expense - net	(24,418)	(90,132)

Consolidated income from operations before income tax provision	$722,621	$4,588,870

Depreciation by segment:
Network solutions	$225,194	$155,015
Test and measurement	233,439	215,256
Total depreciation for reportable segments	$458,633	$370,271

Capital expenditures by segment (a):
Network solutions	$371,718	$202,934
Test and measurement	91,710	97,767
Total consolidated capital expenditures by reportable segment	$463,428	$300,701

Total assets by segment:
Network solutions	$10,638,961	$11,088,332
Test and measurement	7,153,310	7,006,853
Total assets for reportable segments	17,792,271	18,095,185

Corporate assets, principally cash and cash equivalents and deferred and current taxes	16,914,053	18,193,737
Total consolidated assets	$34,706,324	$36,288,922

(a)	Net of equipment lease payable of $48,804 for 2015 (test and measurement segment) and $149,432 for 2014 (network solutions segment).
F - 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7	-	SEGMENT AND RELATED INFORMATION (Continued):

In addition to its in-house sales staff, the Company uses various manufacturers’ representatives to sell its products. For the years ended December 31, 2015 and 2014, no representative accounted for more than 10% of total consolidated sales.

Regional Sales:

Net consolidated sales from operations by region were as follows:

	For the Years
	Ended December 31,
	2015	2014
Americas	$24,946,340	$30,480,266
Europe, Middle East, Africa (EMEA)	5,885,975	7,248,171
Asia Pacific (APAC)	2,276,791	2,608,931
	$33,109,106	$40,337,368

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2015 and 2014, sales in the United States amounted to $23,040,410 and $28,635,920, respectively. Shipments to the remaining regions presented above were largely concentrated in Israel and Germany (EMEA) and China (APAC). For the years ended December 31, 2015 and 2014, sales to Israel amounted to $1,667,854, or 28%, and $2,109,089, or 29%, of all shipments to the EMEA region, respectively. For the years ended December 31, 2015 and 2014, sales to Germany amounted to $1,068,093, or 18%, and $1,257,457, or 17%, of all shipments to the EMEA region, respectively. Sales to China, for the years ended December 31, 2015 and 2014, amounted to $1,453,736, or 64%, and $1,227,352, or 47%, of all shipments to the APAC region, respectively. There were no other shipments significantly concentrated in one country.

NOTE 8	-	RETIREMENT PLAN:

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2015 and 2014 amounted to $425,462 and $428,242, respectively.

NOTE 9	-	INCOME TAXES:

The components of income tax expense related to income from operations are as follows:

	Years Ended December 31,
	2015	2014
Current:
Federal	$5,272	$84,073
State	64,948	452,807
Deferred:
Federal	244,737	1,373,732
State	30,983	254,106
	$345,940	$2,164,718
F - 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9	-	INCOME TAXES (Continued):

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to operations:

	Years Ended December 31,
	2015	2014
	% of Pre Tax Earnings	% of Pre Tax Earnings
Statutory federal income tax rate	34.0%	34.0%
State income tax net of federal tax benefit	9.6	8.7
Under accrual	2.3	3.0
Permanent differences	1.8	0.3
Other	0.2	1.2
	47.9%	47.2%

In 2015 and 2014, the difference between the statutory and the effective tax rate is primarily due to a current provision for state income taxes.

The components of deferred income taxes are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$158,599	$168,119
Reserves on inventories	444,115	414,898
Accruals	10,000	240,000
Tax effect of goodwill	(507,524)	(471,487)
Book depreciation over tax	(43,514)	(17,699)
Other timing differences	105,725	20,568
Net operating loss carryforward	13,858,662	13,947,384
	14,026,063	14,301,783
Valuation allowance for deferred tax assets	(7,012,134)	(7,012,134)
	$7,013,929	$7,289,649

The Company has a domestic net operating loss carryforward at December 31, 2015 of approximately $17,100,000 which expires in 2029. The Company also has a foreign net operating loss carryforward at December 31, 2015 of approximately $23,400,000 which has no expiration.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowance of $7,012,134 at December 31, 2015, is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity which is unlikely to be realized in future periods. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of December 31, 2015, management believes that is more likely than not that the Company will fully realize the benefits of its deferred tax assets associated with its domestic net operating loss carryforward.

The Company files income tax returns in its U.S. (federal and state of New Jersey) taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2012.
F - 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9	-	INCOME TAXES (Continued):

The Company does not have any significant unrecognized tax positions and does not anticipate significant increase or decrease in unrecognized tax positions within the next twelve months.

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

In May 2015, the Company and its landlord entered into an amendment to the existing lease agreement to remain at its principal corporate headquarters in Hanover Township, Parsippany, New Jersey through March 31, 2023. Monthly lease payments range from approximately $33,000 in year one to approximately $41,000 in year eight. Additionally, the Company has available an allowance of approximately $300,000 towards alterations and improvements to the premises through November 30, 2016. The lease can be renewed at the Company’s option for one five-year period at fair market value to be determined at term expiration.

The future minimum lease payments are shown below:

2016	408,872
2017	421,138
2018	433,772
2019	446,786
2020	460,189
Thereafter	1,085,160
$3,255,917

Rent expense, inclusive of common area maintenance charges, for the years ended December 31, 2015 and 2014 was $542,218 and $487,857, respectively.

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2018. All leases may be renewed at the end of their respective leasing periods. Future payments relative to continuing operations consist of the following at December 31, 2015:

2016	$63,775
2017	63,775
2018	58,461
$186,011
F - 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10	-	COMMITMENTS AND CONTINGENCIES (Continued):

Additionally, in 2015 and 2014, the Company entered into Lease agreements for production test equipment at various dates through October 2016. The remaining lease obligation for this equipment was approximately $74,000 at December 31, 2015.

The following is a summary of the Company’s contractual obligations as of December 31, 2015:

Table of Contractual Obligations

		Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Facility Leases	$3,255,917	$408,872	$1,301,696	$934,184	$611,165
Operating and Equipment Leases	186,011	63,775	122,236	—	—
	$3,441,928	$472,647	$1,423,932	$934,184	$611,165

Environmental Contingencies:

In 1982, Boonton and the New Jersey Department of Environmental Protection (the “NJDEP”) agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by Boonton. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. In 2014, the Company received approval for a groundwater permit from the NJDEP to carry out the final Remedial Action Work Plan and report. Under the final phase of the Remedial Action Work Plan, there will be limited and reduced monitoring and testing as long as concentrations at the site continue on a decreasing trend.

Expenditures incurred by the Company during the year ended December 31, 2015 and 2014 in connection with the site amounted to approximately $22,000 and $78,000, respectively. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases it from all obligations applicable thereto.

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

Line of Credit:

The Company maintains a line of credit with an investment bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities and, under the terms and conditions of the loan agreement, is fully secured by said money fund account and any short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty.
F - 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10	-	COMMITMENTS AND CONTINGENCIES (Continued):

As of December 31, 2015, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company believes cash generated from operations will adequately meet near-term working capital requirements.

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

NOTE 11	-	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly financial data from operations (in thousands, except per share amounts).

2015	Quarter
	1st	2nd	3rd	4th
Net sales	$8,628	$8,213	$8,339	$7,929
Gross profit	3,864	3,566	3,623	3,775
Operating income	339	148	162	98
Net income	194	84	75	24
Diluted net income per share	$.01	$.01	$.00	$.00

2014	Quarter
	1st	2nd	3rd	4th
Net sales	$9,185	$10,439	$11,372	$9,341
Gross profit	4,266	4,930	5,765	4,083
Operating income	802	1,268	2,126	483
Net income	440	716	983	285
Diluted net income per share	$.02	$.03	$.05	$.01
F - 25