Form 10-Q
period 2016-03-31
WIRELESS TELECOM GROUP INC
filed 2016-05-16
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of Common Stock outstanding as of May 5, 2016: 18,593,013

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$9,771,590	$9,726,007
Accounts receivable - net of allowance for doubtful accounts of $70,152 and $105,568 for 2016 and 2015, respectively	4,495,425	5,451,161
Inventories - net of reserves of $1,174,721 and $1,110,288, respectively	8,799,876	8,068,728
Prepaid expenses and other current assets	490,186	586,889
TOTAL CURRENT ASSETS	23,557,077	23,832,785
PROPERTY, PLANT AND EQUIPMENT - NET	1,743,408	1,742,888
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes	7,399,857	7,013,929
Other assets	751,171	765,330
TOTAL OTHER ASSETS	9,502,420	9,130,651
TOTAL ASSETS	$34,802,905	$34,706,324

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable	$1,684,572	$1,046,651
Accrued expenses and other current liabilities	641,375	648,010
Equipment leases payable	71,081	73,760
TOTAL CURRENT LIABILITIES	2,397,028	1,768,421

LONG TERM LIABILITIES:
Deferred rent	44,602	33,452

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,627,891 shares issued, 18,593,013 and 18,636,008 shares outstanding, respectively	296,279	296,279
Additional paid-in-capital	39,963,950	39,865,331
Retained earnings	12,924,526	13,500,853
Treasury stock at cost, 11,034,878 and 10,991,883 shares, respectively	(20,823,480)	(20,758,012)
TOTAL SHAREHOLDERS’ EQUITY	32,361,275	32,904,451
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,802,905	$34,706,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months
	Ended March 31,
	2016	2015

NET SALES	$6,368,415	$8,627,691

COST OF SALES	3,648,301	4,764,044

GROSS PROFIT	2,720,114	3,863,647

OPERATING EXPENSES
Research and development	1,064,321	916,436
Sales and marketing	1,251,176	1,345,405
General and administrative	1,325,268	1,263,081
TOTAL OPERATING EXPENSES	3,640,765	3,524,922

OPERATING INCOME (LOSS)	(920,651)	338,725

OTHER EXPENSE (INCOME) - NET	41,604	(3,267)

NET INCOME (LOSS) BEFORE INCOME TAXES	(962,255)	341,992

PROVISION (BENEFIT) FOR INCOME TAXES	(385,928)	148,139

NET INCOME (LOSS)	$(576,327)	$193,853

INCOME (LOSS) PER COMMON SHARE:

BASIC	$(0.03)	$0.01

DILUTED	$(0.03)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(576,327)	$193,853
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,858	109,184
Share-based compensation expense	98,619	85,963
Deferred rent	11,150	—
Deferred income taxes	(385,928)	102,224
Provision for doubtful accounts	(35,416)	9,168
Inventory reserves	64,433	—
Changes in assets and liabilities:
Accounts receivable	991,152	(901,132)
Inventories	(795,581)	(212,320)
Prepaid expenses and other assets	110,862	451,037
Accounts payable	637,921	577,619
Accrued expenses and other current liabilities	(9,129)	(138,503)
Net cash provided by operating activities	227,614	277,093

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital expenditures	(74,474)	(246,836)

CASH FLOWS (USED) BY FINANCING ACTIVITIES
Repayments of equipment lease payable	(42,089)	(48,499)
Repurchase of common stock - 42,995 shares	(65,468)	—
Net cash (used by) financing activities	(107,557)	(48,499)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,583	(18,242)

Cash and cash equivalents, at beginning of period	9,726,007	10,723,513

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$9,771,590	$10,705,271

SUPPLEMENTAL INFORMATION:

Cash paid during the period for income taxes	$3,723	$37,638

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$(41,904)	$—

Equipment lease payable	$41,904	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2015	29,627,891	$296,279	$39,865,331	$13,500,853	$(20,758,012)	$32,904,451

Net (loss)	—	—	—	(576,327)	—	(576,327)
Share-based compensation expense	—	—	98,619	—	—	98,619
Repurchase of treasury stock	—	—	—	—	(65,468)	(65,468)

Balances at March 31, 2016	29,627,891	$296,279	$39,963,950	$12,924,526	$(20,823,480)	$32,361,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2016 and 2015, and the condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2016 have been prepared by the Company (as defined below) without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., which are collectively referred to herein as, the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to fairly present the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its annual report on Form 10-K for the year ended December 31, 2015. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted from this report.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, valuation of deferred tax assets, estimated fair values of stock options and vesting periods of performance-based stock options and restricted stock) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

For the three-months ended March 31, 2016, one customer accounted for approximately 10% of the Company’s consolidated sales. For the three-months ended March 31, 2015, no customer accounted for 10% or more of the Company’s consolidated sales. At March 31, 2016 and December 31, 2015, no customer represented 10% or more of the Company’s gross accounts receivable.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and liabilities approximate fair value due to the short-term nature of these instruments.

The Company considers all highly liquid investments purchased with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

Management has evaluated subsequent events and determined that there were no subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements through the date the financial statements were issued.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation:  Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which creates new accounting and reporting guidelines for leasing arrangements. The new standard will require organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The standard will also require new disclosure to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of the new pronouncement on its consolidated financial statements.

During the fourth quarter of 2015, the Company adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” on a retrospective basis. The standard requires entities that present a classified balance sheet to classify all deferred taxes as noncurrent assets or noncurrent liabilities.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date by one year, with early adoption on the original effective date permitted. As a result, ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements, but does not expect the impact to be material.

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

The Company had a domestic net operating loss carryforward at March 31, 2016 of approximately $17,900,000 which expires in 2029. The Company also had a German net operating loss carryforward at March 31, 2016 of approximately $23,400,000.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowance of $7,012,134 is associated with the Company’s German net operating loss carryforward from an inactive German entity. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of March 31, 2016, management believed that it is more likely than not that the Company will fully realize the benefits of its deferred tax asset associated with its domestic net operating loss carryforward.

The deferred income tax assets (liabilities) are summarized as follows:

	March 31,	December 31,
	2016	2015
Net deferred tax asset:
Uniform capitalization of inventory costs for tax purposes	$172,752	$158,599
Reserves on inventories	469,888	444,115
Accruals	30,000	10,000
Tax effect of goodwill	(515,782)	(507,524)
Book depreciation over tax	(49,488)	(43,514)
Other timing differences	148,087	105,725
Net operating loss carryforward	14,156,534	13,858,662
	14,411,991	14,026,063
Valuation allowance for deferred tax assets	(7,012,134)	(7,012,134)
	$7,399,857	$7,013,929

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

The components of income tax expense (benefit) related to income from operations are as follows:

	Three Months Ended
	March 31,
	2016	2015
Current:
Federal	$—	$14,631
State	—	31,284
Deferred:
Federal	(336,915)	93,275
State	(49,013)	8,949
	$(385,928)	$148,139
9

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of March 31, 2016 and December 31, 2015, the Company identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company concluded that there were no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

NOTE 4 – INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding	18,606,582	19,496,455
Potentially dilutive stock options	407,144	1,180,154
Weighted average common shares outstanding, assuming dilution	19,013,726	20,676,609

Common stock options are included in the diluted earnings (loss) per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of shares of common stock underlying options not included in diluted earnings (loss) per share, because the effects are anti-dilutive, was 2,080,857 and 1,393,446 for the three-months ended March 31, 2016 and 2015, respectively.

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $1,174,721 and $1,110,288 at March 31, 2016 and December 31, 2015, respectively.

Inventories consist of:
	March 31,	December 31,
	2016	2015
Raw materials	$4,210,346	$3,993,052
Work-in-process	877,098	628,140
Finished goods	3,712,432	3,447,536
	$8,799,876	$8,068,728

NOTE 6 – GOODWILL

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

The Company’s goodwill balance of $1,351,392 at March 31, 2016 and December 31, 2015 related to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarter of 2015 did not indicate any impairment of Microlab’s goodwill as its fair value was estimated to be in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment.

NOTE 7 – ACCOUNTING FOR SHARE BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three-month periods ended March 31, 2016 and 2015 include share-based compensation expense totaling $98,619 and $85,963, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Incentive Compensation Plan:

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2,000,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of March 31, 2016, there were 2,238,500 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

All service-based options granted have ten-year terms from the date of grant and vest annually and become fully exercisable after a maximum of five years. Performance-based options granted have ten-year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s Board of Directors or the Compensation Committee of the Board of Directors.

Provisions of the 2012 Plan require that all awards that are stock options be made at exercise prices equal to or greater than the fair market value on the date of the grant. The Company did not grant stock option awards during either of the three-month periods ended March 31, 2016 and 2015.

The following summarizes the components of share-based compensation expense by equity type for the three-months ended March 31:

	Three Months Ended March 31,
	2016	2015
Service-based Restricted Common Stock	$55,500	$49,800
Performance-based Stock Options	28,650	30,035
Service-based Stock Options	9,116	—
Performance-based Restricted Common Stock	5,353	6,128
Total Share-Based Compensation Expense	$98,619	$85,963

Stock-based compensation for the three-months ended March 31, 2016 and 2015 is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

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

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved equity compensation plans, as of March 31, 2016, and changes during the three-months ended March 31, 2016, are presented below:

		Weighted Average
Non-vested Restricted Shares	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2016	187,000	$2.01
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at March 31, 2016	187,000	$2.01

Under the terms of the performance-based restricted common stock award agreements pertaining to the 87,000 shares of restricted stock granted to employees in 2013, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the award agreements and the 2012 Plan), the restricted stock shall automatically vest as permitted by the 2012 Plan. For the performance-based restricted stock awarded in 2013, the Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. During the first quarter of 2015, management determined the performance conditions related to these restricted stock awards are probable to be achieved by the year ending 2020. As a result, the Company adjusted the amortization of the fair market value of these awards over the revised implicit service period from December 2017 to December 2020. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of the unamortized balance as of that determination date.

As of March 31, 2016, the unearned compensation related to Company granted restricted common stock was $157,211 of which $55,500 (pertaining to 100,000 service-based restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting scheduled to be held in June 2016, the vesting date. The remaining balance of $101,711 (pertaining to 87,000 performance-based shares of restricted common stock awarded in 2013) will be amortized on a straight-line basis through December 31, 2020, the revised implicit service period.

Performance-Based Stock Option Awards:

A summary of performance-based stock option activity, and related information for the three-months ended March 31, 2016 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2016	1,965,000	$1.32
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2016	1,965,000	$1.32

Options exercisable:
March 31, 2016	1,090,000	$0.96
12

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of March 31, 2016 and December 31, 2015 was $432,350 and $846,350, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of March 31, 2016 and December 31, 2015 was $432,350 and $846,350, respectively.

On September 8, 2015, the Company granted performance-based stock options to a non-executive officer employee to acquire 50,000 shares of common stock at an exercise price of $1.83 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on September 8, 2015, the date of grant. The per share fair-value of these performance-based options was $1.03. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.53% and expected option life of 4 years. Volatility assumption was 75.46% and the forfeiture rate was assumed to be 0%.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. During the first quarter of 2015, management determined the performance conditions related to the stock option awards granted in 2013 and grants made subsequent thereto (but on or prior to the date of determination) are probable to be achieved by the year ending 2020. As a result, the Company adjusted the amortization of the fair market value of these awards over the revised implicit service period from December 2017 to December 2020. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of the unamortized balance as of that determination date.

As of March 31, 2016, the unearned compensation related to the 825,000 performance-based stock options granted in August 2013 (with a weighted average per share exercise price of $1.77) and the 50,000 performance-based stock options granted in September 2015 (with a weighted average per share exercise price of $1.83) is $497,729 and $46,620, respectively, which have been, and are expected to be, amortized on a straight-line basis through December 31, 2020, the implicit service period.

The Company’s performance-based stock options granted prior to 2013 (consisting of 1,090,000 options) are fully amortized.

Service-Based Stock Option Awards:

A summary of service-based stock option activity, and related information for the three-months ended March 31, 2016 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2016	523,000	$2.23
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2016	523,000	$2.23

Options exercisable:
March 31, 2016	390,083	$2.54

The aggregate intrinsic value of service-based stock options (regardless of whether or not such options are exercisable) as of March 31, 2016 and December 31, 2015 was $2,900 and $0, respectively.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

On November 19, 2015, the Company granted to the members of the Company’s Strategic Planning and Operating Committee service-based stock options to acquire 145,000 shares of common stock at an exercise price of $1.30 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on November 19, 2015, the date of grant. The per share fair-value of these service-based options was $0.75. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.68% and expected option life of 4 years. The volatility assumption was 78.22% and the forfeiture rate was assumed to be 0%.

Under the terms of the service-based stock option agreements relating to the November 19, 2015 stock option grants, the awards vest in twelve equal quarterly installments over a period of three years and shall be fully vested on November 19, 2018.

As of March 31, 2016, the unearned compensation related to the 145,000 service-based stock options granted in November 2015 (with a weighted average per share exercise price of $1.30) was $100,270, which will be amortized on a straight-line basis over the service period through November 2018.

At March 31, 2016, the Company’s service-based stock options granted prior to November 2015 were fully amortized.

NOTE 8 – SEGMENT INFORMATION

The operating businesses of the Company are segregated into two reportable segments: (i) network solutions; and (ii) test and measurement. The network solutions segment is comprised primarily of the operations of Wireless Telecom Group Inc.’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations of the Noisecom product line and the operations of its subsidiary, Boonton.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Financial information by reportable segment for the three-months ended March 31, 2016 and 2015 is set forth below:

	Three Months Ended March 31,
	2016	2015
Net sales by segment:
Network solutions	$4,213,314	$5,895,159
Test and measurement	2,155,101	2,732,532
Total consolidated net sales of reportable segments	$6,368,415	$8,627,691

Segment income (loss):
Network solutions	$339,926	$971,391
Test and measurement	(312,447)	216,464
Income (loss) from reportable segments	27,479	1,187,855

Other unallocated amounts:
Corporate expenses	(948,130)	(849,130)
Other (expense) income - net	(41,604)	3,267
Consolidated income (loss) before income tax provision (benefit)	$(962,255)	$341,992

Depreciation and amortization by segment:
Network solutions	$55,747	$51,061
Test and measurement	60,111	58,123
Total depreciation and amortization for reportable segments	$115,858	$109,184

Capital expenditures by segment (a):
Network solutions	$55,230	$144,757
Test and measurement	19,244	102,079
Total consolidated capital expenditures by reportable segment	$74,474	$246,836

(a)	Net of equipment lease payable of $41,904 (network solutions) for the three-months ended March 31, 2016.

Financial information by reportable segment as of March 31, 2016 and December 31, 2015:

	2016	2015
Total assets by segment:
Network solutions	$10,498,204	$10,638,961
Test and measurement	6,955,414	7,153,310
Total assets for reportable segments	17,453,618	17,792,271

Corporate assets, principally cash and cash equivalents and deferred and current taxes	17,349,287	16,914,053

Total consolidated assets	$34,802,905	$34,706,324
15

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Consolidated net sales by region were as follows:

	Three Months Ended March 31,
Sales by region	2016	2015
Americas	$5,065,636	$6,466,636
Europe, Middle East, Africa (EMEA)	948,357	1,735,842
Asia Pacific (APAC)	354,422	425,213
Total Sales	$6,368,415	$8,627,691

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended March 31, 2016 and 2015, sales in the United States for all reportable segments amounted to $4,772,171 and $5,792,473, respectively. For the three-months ended March 31, 2016, shipments to the EMEA region were largely concentrated in Germany. Sales to Germany for all reportable segments amounted to $236,400 of all shipments to the EMEA region. For the three-months ended March 31, 2015, shipments to the EMEA region were largely concentrated in two countries, Israel and Germany. Sales to Israel and Germany for all reportable segments amounted to $543,394 and $466,844, respectively, of all shipments to the EMEA region. During the three-months ended March 31, 2016, the Company shipped lower volumes of its passive components into a program within the EMEA region, as compared to the same period in 2015, resulting in a decline in sales to the EMEA region. Shipments to the APAC region were largely concentrated in China. For the three-months ended March 31, 2016 and 2015, sales in China for all reportable segments amounted to $187,171 and $268,582, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The following is a summary of the Company’s contractual obligations as of March 31, 2016:

Table of Contractual Obligations

			Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5- Years	5 Years
Facility Leases	$3,155,948	$411,871	$1,311,244	$941,037	$491,796
Operating and Equipment Leases	170,067	63,776	106,291	—	—
	$3,326,015	$475,647	$1,417,535	$941,037	$491,796
16

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued)

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

As of March 31, 2016, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our property rights, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel of the Company. You should also consider carefully the statements in our Annual Report on Form 10-K for the year ended December 31, 2015, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The operating businesses of the Company are segregated into two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations (Noisecom) and the operations of its subsidiary, Boonton. Additional financial information on the Company’s reportable segments as of March 31, 2016 and December 31, 2015, as well as for the three-months ended March 31, 2016 and 2015 is included in Note 8 to the Company’s interim condensed consolidated financial statements set forth in this current report on Form 10-Q.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and as of December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2016 (unaudited) and 2015 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2016 (unaudited) and 2015 (unaudited); and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the three-month period ended March 31, 2016 (unaudited).

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On a regular basis, management evaluates its assumptions, judgments and estimates. Management believes that there have been no material changes to the items that the Company disclosed as its significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s December 31, 2015 Form 10-K.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of March 31, 2016 and December 31, 2015, the Company has identified its U.S. Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended March 31, 2016 and 2015, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

For the three-months ended March 31, 2016 as compared to the corresponding period of the previous year, consolidated net sales decreased to approximately $6,368,000 from approximately $8,628,000, a decrease of approximately $2,260,000 or 26.2%.

The decrease in consolidated net sales for the three-months ended March 31, 2016 was primarily the result of a decline in order flow for the Company’s network solutions products due to reductions in customer capital spending, particularly by certain domestic wireless operators, as well as a decline in sales to the EMEA region. During the three-months ended March 31, 2016, the Company shipped lower volumes of its passive components into a program within the EMEA region, as compared to the same period in 2015.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company continues to expect long-term demand for its network solutions products to improve due to the continuing worldwide expansion of broadband coverage. Additionally, sales in the Company’s test and measurement segment decreased for the three-months ended March 31, 2016 as compared to the same period of the previous year primarily due to a decrease in sales of the Company’s peak power test instruments due to delays in program funding by governmental agencies supporting radar applications.

Net sales of the Company’s network solutions products for the three-months ended March 31, 2016 were approximately $4,213,000 as compared to approximately $5,895,000 for the three-months ended March 31, 2015, a decrease of approximately $1,682,000 or 28.5%. Net sales of network solutions products accounted for approximately 66% and 68% of consolidated net sales for each of the three-month periods ended March 31, 2016 and 2015, respectively.

Net sales of the Company’s test and measurement products for the three-months ended March 31, 2016 were approximately $2,155,000 as compared to approximately $2,733,000 for the three-months ended March 31, 2015, a decrease of approximately $578,000 or 21.1%. Net sales of test and measurement products accounted for approximately 34% and 32% of consolidated net sales for each of the three-month periods ended March 31, 2016 and 2015, respectively.

Gross profit on net consolidated sales for the three-months ended March 31, 2016 was approximately $2,720,000 or 42.7% as compared to approximately $3,864,000 or 44.8% of net consolidated sales for the three-months ended March 31, 2015.

Gross profit margins are lower for the three-months ended March 31, 2016 as compared to the same period of the previous year. Consolidated gross profit margins decreased primarily due to fixed manufacturing costs being a higher percentage of cost on lower sales for the three-months ended March 31, 2016 as compared to the same period in 2015.

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

Consolidated operating expenses for the three-months ended March 31, 2016 were approximately $3,641,000 or 57% of net consolidated sales as compared to approximately $3,525,000 or 41% of net consolidated sales for the three-months ended March 31, 2015. Consolidated operating expenses were higher for the three-months ended March 31, 2016 due to increases in consolidated research and development expenses and consolidated general and administrative expenses of approximately $148,000 and $62,000, respectively, offset by a decrease in consolidated sales and marketing expenses of approximately $94,000.

Consolidated research and development expenses increased for the three-months ended March 31, 2016 primarily due to an increase in salary expenses of approximately $121,000 and an increase in costs associated with product development projects in both our network solutions and test and measurement segments of approximately $28,000. The increase in consolidated general and administrative expenses for the three-months ended March 31, 2016 was primarily due to an increase of professional fees of approximately $96,000, partially offset by lower variable compensation expense of approximately $50,000 and an adjustment to bad debt expense of approximately $44,000. Consolidated sales and marketing expenses decreased for the three-months ended March 31, 2016 primarily due to lower salary expenses of approximately $66,000 and lower non-employee sales commission of approximately $62,000, partially offset by an increase in trade show expenses of approximately $33,000.

Other expenses (income) increased by approximately $45,000 for the three-months ended March 31, 2016, as compared to the corresponding period of the previous year. The increase is primarily due to an increase in costs of approximately $38,000 in connection with the Company’s ground water management plan.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the three-months ended March 31, 2016, the Company recorded a tax benefit of approximately $386,000. For the three-months ended March 31, 2015, the Company recorded tax expense of approximately $148,000. The tax benefit recorded for the three-months ended March 31, 2016 was primarily due to losses generated from the Company’s operations during the period. The tax expense recorded for the three-months ended March 31, 2015 was primarily the result of income generated from the Company’s operations and was predominantly comprised of a non-cash deferred tax expense for Federal income taxes and a current provision for state income taxes for which the Company makes estimated tax payments on a quarterly basis, when applicable.

For the three-months ended March 31, 2016, the Company realized a net loss of approximately $576,000 or $0.03 loss per share on a basic and diluted basis, as compared to net income of approximately $194,000 or $0.01 income per share on a basic and diluted basis for the corresponding period of the previous year, a decrease of approximately $770,000. The decrease was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has decreased by approximately $904,000 to approximately $21,160,000 at March 31, 2016, from approximately $22,064,000 at December 31, 2015. At March 31, 2016 and December 31, 2015, the Company had a current ratio of 9.8 to 1 and 13.5 to 1, respectively.

The Company had cash and cash equivalents of approximately $9,772,000 at March 31, 2016, compared to approximately $9,726,000 at December 31, 2015. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

The Company realized cash from operating activities of approximately $228,000 for the three-month period ending March 31, 2016. The primary source of this cash was due to a decrease in accounts receivable, an increase in accounts payable, and a decrease in prepaid expenses and other assets, partially offset by an increase in inventories, a net loss from operations for the three-month period, and a decrease in accrued expenses and other current liabilities.

The Company realized cash from operating activities of approximately $277,000 for the three-month period ending March 31, 2015. The primary source of this cash was due to an increase in accounts payable, a decrease in prepaid expenses and other assets, and net income from operations for the three-month period, partially offset by an increase in accounts receivable, an increase in inventories and a decrease in accrued expenses and other current liabilities.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

Net cash used for investing activities for the three-months ended March 31, 2016 and 2015 was approximately $74,000 and $247,000, respectively. The use of these funds was for capital expenditures.

Cash used for financing activities for the three-months ended March 31, 2016 was approximately $108,000. The use of these funds was for the repurchase of 42,995 shares of the Company’s outstanding common stock and for periodic payments on an equipment lease. Cash used for financing activities for the three-months ended March 31, 2015 was approximately $48,000 for periodic payments on an equipment lease.

The stock repurchase may continue to be modified or re-initiated at any time. The Company will continue to monitor market conditions and evaluate opportunities to allocate its capital, which may include the repurchasing of the Company’s outstanding common stock.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2016, future minimum lease payments related to the Company’s facility lease and equipment leases are shown below:

Table of Contractual Obligations

			Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5- Years	5 Years
Facility Leases	$3,155,948	$411,871	$1,311,244	$941,037	$491,796
Operating and Equipment Leases	170,067	63,776	106,291	—	—
	$3,326,015	$475,647	$1,417,535	$941,037	$491,796

The Company maintains a line of credit with a bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to LIBOR in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of March 31, 2016, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability.

The Company may pursue strategic opportunities, including potential acquisitions, mergers, divestitures or other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

In 2015, the Company instituted cost reduction plans, which reduced overall headcount and other operating expenses, to better position it to take advantage of growth opportunities. The reduction in total headcount reduced annualized salary and benefit costs in 2015 by over $1,500,000, net of severance charges of $137,000, which have been reinvested by the Company in its business to improve the strength of its management team and support new product innovations. During the three-months ended March 31, 2016, the Company continued its restructuring efforts by instituting a plan to further reduce costs. As a result of this most recent effort, the Company expects to generate annualized cost reductions of approximately $600,000, net of severance charges of $50,000, which are being reinvested in strategic initiatives. The Company believes these cost reduction efforts, and continued diligent monitoring of its current operating expenses, will help position the Company for growth and ongoing development of new products.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company announced the continuation of its stock repurchasing program on November 23, 2015, under which approximately 1,200,000 shares may be repurchased by the Company. During the fiscal year ended December 31, 2015, the Company repurchased 977,447 shares under its repurchase program.

During the quarter ended March 31, 2016, the Company repurchased 42,995 shares under its stock repurchase program, resulting in the aggregate repurchase of 1,020,442 shares of the Company’s common stock at an aggregate purchase price of approximately $1,500,000 since the Company announced the continuation of its repurchase program on November 23, 2015. The maximum number of shares remaining eligible for repurchase under the plan as of March 31, 2016 was 201,656.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs *	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2016 – January 31, 2016	16,285	$1.51	16,285	228,366

February 1, 2016 – February 29, 2016	26,710	$1.50	26,710	201,656

March 1, 2016 – March 31, 2016	—	—	—	201,656

Total	42,995	$1.50	42,995

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed with the SEC on October 15, 2012)

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 16, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: May 16, 2016	/s/ Paul Genova
Paul Genova
Chief Executive Officer

Date: May 16, 2016	/s/ Robert Censullo
Robert Censullo
Chief Financial Officer
27

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed with the SEC on October 15, 2012)

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 16, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

** Furnished herewith.

