Form 10-Q
period 2016-06-30
WIRELESS TELECOM GROUP INC
filed 2016-08-04
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of Common Stock outstanding as of July 29, 2016: 18,721,346

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -

	June 30,	December 31,
	2016	2015
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,614,114	$9,726,007
Accounts receivable - net of allowance for doubtful accounts of $66,922 and $105,568 for 2016 and 2015, respectively	4,691,077	5,451,161
Inventories - net of reserves of $1,231,657 and $1,110,288, respectively	8,666,393	8,068,728
Prepaid expenses and other current assets	545,880	586,889
TOTAL CURRENT ASSETS	22,517,464	23,832,785
PROPERTY, PLANT AND EQUIPMENT - NET	2,054,118	1,742,888
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes	7,545,318	7,013,929
Other assets	722,133	765,330
TOTAL OTHER ASSETS	9,618,843	9,130,651
TOTAL ASSETS	$34,190,425	$34,706,324

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable	$1,349,301	$1,046,651
Accrued expenses and other current liabilities	510,185	648,010
Equipment leases payable	36,484	73,760
TOTAL CURRENT LIABILITIES	1,895,970	1,768,421

LONG TERM LIABILITIES:
Deferred rent	52,754	33,452

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,756,224 and 29,627,891 shares issued, 18,721,346 and 18,636,008 shares outstanding, respectively	297,562	296,279
Additional paid-in-capital	40,061,286	39,865,331
Retained earnings	12,706,333	13,500,853
Treasury stock at cost, 11,034,878 and 10,991,883 shares, respectively	(20,823,480)	(20,758,012)
TOTAL SHAREHOLDERS’ EQUITY	32,241,701	32,904,451
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,190,425	$34,706,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

NET REVENUES	$7,610,104	$8,213,297	$13,978,519	$16,840,988

COST OF REVENUES	4,271,214	4,646,812	7,919,515	9,410,853

GROSS PROFIT	3,338,890	3,566,485	6,059,004	7,430,135

OPERATING EXPENSES
Research and development	1,029,941	956,465	2,094,262	1,872,901
Sales and marketing	1,236,081	1,342,033	2,487,257	2,687,438
General and administrative	1,426,256	1,120,093	2,751,524	2,383,175
TOTAL OPERATING EXPENSES	3,692,278	3,418,591	7,333,043	6,943,514

OPERATING INCOME (LOSS)	(353,388)	147,894	(1,274,039)	486,621

OTHER EXPENSE (INCOME) - NET	10,266	300	51,870	(2,966)

NET INCOME (LOSS) BEFORE INCOME TAXES	(363,654)	147,594	(1,325,909)	489,587

PROVISION (BENEFIT) FOR INCOME TAXES	(145,461)	63,589	(531,389)	211,728

NET INCOME (LOSS)	$(218,193)	$84,005	$(794,520)	$277,859

INCOME (LOSS) PER COMMON SHARE:

BASIC	$(0.01)	$0.00	$(0.04)	$0.01

DILUTED	$(0.01)	$0.00	$(0.04)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months
	Ended June 30,
	2016	2015

CASH FLOWS (USED) BY OPERATING ACTIVITIES
Net income (loss)	$(794,520)	$277,859
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	232,696	223,755
Share-based compensation expense	197,238	171,926
Deferred rent	19,302	11,151
Deferred income taxes	(531,389)	149,695
Provision for doubtful accounts	(38,646)	9,193
Inventory reserves	121,369	—
Changes in assets and liabilities:
Accounts receivable	798,730	(911,565)
Inventories	(719,034)	(524,008)
Prepaid expenses and other assets	84,206	495,857
Accounts payable	302,650	304,058
Accrued expenses and other current liabilities	(137,824)	(836,203)
Net cash (used) by operating activities	(465,222)	(628,282)

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital expenditures	(502,023)	(280,717)

CASH FLOWS (USED) BY FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	23,400
Repayments of equipment leases payable	(79,180)	(95,877)
Repurchase of common stock - 42,995 shares	(65,468)	—
Net cash (used) by financing activities	(144,648)	(72,477)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,111,893)	(981,476)

Cash and cash equivalents, at beginning of period	9,726,007	10,723,513
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$8,614,114	$9,742,037

SUPPLEMENTAL INFORMATION:

Cash paid during the period for income taxes	$35,938	$63,762

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$(41,904)	$—

Equipment leases payable	$41,904	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2015	29,627,891	$296,279	$39,865,331	$13,500,853	$(20,758,012)	$32,904,451

Net (loss)	—	—	—	(794,520)	—	(794,520)
Stock issued under equity compensation plan	128,333	1,283	(1,283)	—	—	—
Share-based compensation expense	—	—	197,238	—	—	197,238
Repurchase of treasury stock	—	—	—	—	(65,468)	(65,468)

Balances at June 30, 2016	29,756,224	$297,562	$40,061,286	$12,706,333	$(20,823,480)	$32,241,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015, and the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2016 have been prepared by the Company (as defined below) without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., which are collectively referred to herein as, the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

For the three and six-months ended June 30, 2016, one customer accounted for approximately 12% and 11%, respectively, of the Company’s consolidated revenues. For the three and six-months ended June 30, 2015, no customer accounted for 10% or more of the Company’s consolidated revenues. At June 30, 2016, two customers each represented approximately 10% of the Company’s gross accounts receivable. At December 31, 2015, no customer represented 10% or more of the Company’s gross accounts receivable.

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

The Company had a domestic net operating loss carryforward at June 30, 2016 of approximately $18,200,000 which expires in 2029. The Company also had a German net operating loss carryforward at June 30, 2016 of approximately $23,400,000.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowance of $7,012,134 is associated with the Company’s German net operating loss carryforward from an inactive German entity. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of June 30, 2016, management believed that it is more likely than not that the Company will fully realize the benefits of its deferred tax asset associated with its domestic net operating loss carryforward.

The deferred income tax assets (liabilities) are summarized as follows:

	June 30,	December 31,
	2016	2015
Net deferred tax asset:
Uniform capitalization of inventory costs for tax purposes	$170,262	$158,599
Reserves on inventories	492,663	444,115
Accruals	50,000	10,000
Tax effect of goodwill	(524,040)	(507,524)
Book depreciation over tax	(55,463)	(43,514)
Other timing differences	150,117	105,725
Net operating loss carryforward	14,273,913	13,858,662
	14,557,452	14,026,063
Valuation allowance for deferred tax assets	(7,012,134)	(7,012,134)
	$7,545,318	$7,013,929

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The components of income tax expense (benefit) related to income from operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current:
Federal	$—	$2,826	$—	$17,457
State	—	13,292	—	44,576
Deferred:
Federal	(126,988)	41,442	(463,903)	134,717
State	(18,473)	6,029	(67,486)	14,978
	$(145,461)	$63,589	$(531,389)	$211,728

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of June 30, 2016 and December 31, 2015, the Company identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company concluded that there were no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding	18,622,116	19,524,258	18,614,350	19,510,434
Potentially dilutive stock options	352,073	834,984	425,691	1,045,116
Weighted average common shares outstanding, assuming dilution	18,974,189	20,359,242	19,040,041	20,555,550

Common stock options are included in the diluted earnings (loss) per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of shares of common stock underlying options not included in diluted earnings (loss) per share, because the effects are anti-dilutive, was 2,919,662 and 1,727,192 for the three-months ended June 30, 2016 and 2015, respectively. For the six-months ended June 30, 2016 and 2015, the weighted average number of shares of common stock underlying options not included in diluted earnings (loss) per share was 2,894,178 and 1,522,742, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $1,231,657 and $1,110,288 at June 30, 2016 and December 31, 2015, respectively.

Inventories consist of:

	June 30,	December 31,
	2016	2015
Raw materials	$4,028,133	$3,993,052
Work-in-process	792,985	628,140
Finished goods	3,845,275	3,447,536
	$8,666,393	$8,068,728

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

The Company’s goodwill balance of $1,351,392 at June 30, 2016 and December 31, 2015 related to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarter of 2015 did not indicate any impairment of Microlab’s goodwill as its fair value was estimated to be in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment.

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and six-month periods ended June 30, 2016 include share-based compensation expense totaling $98,619 and $197,238, respectively. Results for the three and six-month periods ended June 30, 2015 included share-based compensation expense totaling $85,963 and $171,926, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of June 30, 2016, there were 1,286,001 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

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

The following summarizes the components of share-based compensation expense by equity type for the three and six-months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service-based Restricted Common Stock	$55,500	$49,800	$111,000	$99,600
Performance-based Stock Options	28,650	30,035	57,300	60,070
Service-based Stock Options	9,116	—	18,232	—
Performance-based Restricted Common Stock	5,353	6,128	10,706	12,256
Total Share-Based Compensation Expense	$98,619	$85,963	$197,238	$171,926

Stock-based compensation for the three and six-months ended June 30, 2016 and 2015 is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

Restricted Common Stock Awards:

On June 8, 2016, the Company granted 150,000 shares of restricted common stock to certain non-employee directors of the Company under the 2012 Plan. The shares were granted at a price of $1.33 per share. On June 30, 2016, Timothy Whelan, the Company’s newly appointed Chief Executive Officer, forfeited the 30,000 shares of restricted common stock that were granted to him on June 8, 2016 as a non-employee director in connection with his appointment as Chief Executive Officer of the Company. The remaining 120,000 shares of restricted common stock granted on June 8, 2016 will fully vest on the date of the Company’s next annual shareholders meeting to be held in June 2017, or a vesting period of approximately one year, provided that the director’s service continues through the vesting date. The total compensation expense to be recognized over the one-year vesting period with respect to the remaining 120,000 shares of restricted common stock is $159,600.

On June 30, 2016, the Company granted 8,333 shares of restricted common stock to its newly appointed Chief Executive Officer under the 2012 Plan. The shares were granted at a price of $1.34 per share and will vest in sixteen equal quarterly installments over a period of four years, provided that the executive officer’s service with the Company continues through each quarterly vesting date, so that the shares will fully vest on June 30, 2020. The total compensation expense to be recognized over the four-year vesting period is $11,166.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved equity compensation plans, as of June 30, 2016, and changes during the six-months ended June 30, 2016, are presented below:

Non-vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	187,000	$2.01
Granted	158,333	$1.33
Forfeited	(30,000)	$1.33
Vested	(100,000)	$2.22
Non-vested at June 30, 2016	215,333	$1.51

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

As of June 30, 2016, the unearned compensation related to Company granted restricted common stock was $267,124 of which $159,600 (pertaining to 120,000 service-based restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting scheduled to be held in June 2017, the vesting date, and $11,166 (pertaining to 8,333 service-based restricted common stock awards) will be amortized on a straight-line basis through June 30, 2020, the date which they will have fully vested. The remaining balance of $96,358 (pertaining to 87,000 performance-based shares of restricted common stock awarded in 2013) will be amortized on a straight-line basis through December 31, 2020, the implicit service period.

Performance-Based Stock Option Awards:

A summary of performance-based stock option activity, and related information for the six-months ended June 30, 2016 follows:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2016	1,965,000	$1.32
Granted	200,000	$1.36
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2016	2,165,000	$1.32

Options exercisable:
June 30, 2016	1,090,000	$0.96

The aggregate intrinsic value of performance-based stock options outstanding and exercisable as of June 30, 2016 and December 31, 2015 was $449,750 and $846,350, respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

On September 8, 2015, the Company granted a performance-based stock option to a non-executive officer employee to acquire 50,000 shares of common stock at an exercise price of $1.83 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on the date of grant. The per share fair-value of this performance-based option was $1.03. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.53% and expected option life of 4 years. Volatility assumption was 75.46% and the forfeiture rate was assumed to be 0%.

Under the terms of the performance-based stock option agreements granted prior to 2016, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. During the first quarter of 2015, management determined the performance conditions related to the stock option awards granted in 2013 and grants made subsequent thereto (but on or prior to the date of determination) are probable to be achieved by the year ending 2020. As a result, the Company adjusted the amortization of the fair market value of these awards over the revised implicit service period from December 2017 to December 2020. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of the unamortized balance as of that determination date.

On May 16, 2016, the Company granted a performance-based stock option to a non-executive officer employee to acquire 200,000 shares of common stock at an exercise price of $1.36 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on the date of grant. The per share fair-value of this performance-based option was $0.78. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.26% and expected option life of four years. The volatility assumption was 77.54% and the forfeiture rate was assumed to be 0%.

Under the terms of the performance-based stock option agreement granted on May 16, 2016, the award will incrementally vest and become exercisable upon achievement of specific annualized revenue targets in the Company’s network solutions segment. As of June 30, 2016, the Company had not incurred expense relating to this performance-based stock option as management determined it was more likely than not that the revenue targets would not be achieved.

As of June 30, 2016, the unearned compensation related to the performance-based stock options to acquire 825,000 shares of common stock granted in August 2013 (with a weighted average per share exercise price of $1.77) and the performance-based stock option to acquire 50,000 shares of common stock granted in September 2015 (with a weighted average per share exercise price of $1.83) is $471,533 and $44,166, respectively, which have been, and are expected to be, amortized on a straight-line basis through December 31, 2020, the implicit service period. Unearned compensation in the amount of $155,810 related to the performance-based stock option granted in May 2016 (with a weighted average per share exercise price of $1.36) will begin to be amortized when achievement of specific annualized revenue targets in the Company’s network solutions segment are determined to be probable.

The Company’s performance-based stock options granted prior to 2013 (consisting of options to acquire 1,090,000 shares) are fully amortized.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

Service-Based Stock Option Awards:

A summary of service-based stock option activity, and related information for the six-months ended June 30, 2016 follows:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2016	523,000	$2.23
Granted	750,000	$1.34
Exercised	—	—
Forfeited	(70,000)	$1.34
Expired	(120,000)	$2.72
Outstanding, June 30, 2016	1,083,000	$1.61

Options exercisable:
June 30, 2016	282,167	$2.41

The aggregate intrinsic value of service-based stock options outstanding (regardless of whether or not such options are exercisable) as of June 30, 2016 and December 31, 2015 was $7,600 and $0, respectively.

The aggregate intrinsic value of service-based stock options exercisable as of June 30, 2016 and December 31, 2015 was $967 and $0, respectively.

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

On June 8, 2016, the Company granted to certain non-employee directors of the Company service-based stock options to acquire collectively 350,000 shares of common stock at an exercise price of $1.33 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on June 8, 2016, the date of grant. The per share fair-value of these service-based options was $0.76. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.23% and expected option life of four years. The volatility assumption was 76.72% and the forfeiture rate was assumed to be 0%. These stock options were granted in connection with the annual compensation for services as a Company director. Such equity awards are intended to replace the cash component of the director compensation.

On June 30, 2016, the service-based stock option to acquire 70,000 shares of common stock that was granted to Timothy Whelan on June 8, 2016, was terminated, unvested, in connection with his appointment as Chief Executive Officer of the Company.

Under the terms of the remaining service-based stock option agreements relating to the June 8, 2016 stock option grants to the non-employee directors of the Company, the awards will fully vest on the date of the Company’s next annual shareholder’s meeting to be held in June 2017, or a vesting period of approximately one year, provided that the director’s service continues through the vesting date.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

On June 30, 2016, the Company granted to Timothy Whelan, its newly appointed Chief Executive Officer, a service-based stock option to acquire 400,000 shares of common stock at an exercise price of $1.34 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on the date of grant. The per share fair-value of this service-based option was $0.76. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.01% and expected option life of four years. The volatility assumption was 76.68% and the forfeiture rate was assumed to be 0%.

Under the terms of the service-based stock option agreements relating to the June 30, 2016 stock option grants, the awards vest in sixteen equal quarterly installments over a period of four years and shall be fully vested on June 30, 2020.

Under the terms of Mr. Whelan’s employment agreement, dated June 30, 2016, if Mr. Whelan’s employment is terminated by the Company without Cause, upon a Change of Control or by Mr. Whelan for Good Reason (as such terms are defined in his employment agreement), in each case, subject to his compliance with certain conditions, Mr. Whelan is entitled to (among other benefits) extension of the post-termination exercise period for all outstanding stock options of the Company’s common stock held by Mr. Whelan as of the date of his termination to the earlier of (a) the first anniversary of the date of termination, and (b) the date of expiration of the respective option, during which post-termination period such options shall continue to vest in accordance with their respective terms (to the extent not already fully vested).

As of June 30, 2016, the unearned compensation related to the service-based stock option to acquire 145,000 shares of common stock granted in November 2015 (with a weighted average per share exercise price of $1.30) was $91,155, which will be amortized on a straight-line basis over the service period through November 2018.

As of June 30, 2016, the unearned compensation related to the service-based stock option to acquire 280,000 shares granted in June 2016 (with a weighted average per share exercise price of $1.33) to non-executive directors was $211,461, which will be amortized on a straight-line basis over the service period through June 2017.

As of June 30, 2016, the unearned compensation related to the service-based stock option to acquire 400,000 shares granted in June 2016 (with a weighted average per share exercise price of $1.34) to the Company’s newly appointed Chief Executive Officer was $303,207, which will be amortized on a straight-line basis over the service period through June 2020.

At June 30, 2016, the Company’s service-based stock options granted prior to November 2015 were fully amortized.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Financial information by reportable segment for the three and six-months ended June 30, 2016 and 2015 is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues by segment:
Network solutions	$5,476,420	$5,331,327	$9,689,734	$11,226,486
Test and measurement	2,133,684	2,881,970	4,288,785	5,614,502
Total consolidated net revenues of reportable segments	$7,610,104	$8,213,297	$13,978,519	$16,840,988

Segment income (loss):
Network solutions	$1,044,335	$723,556	$1,384,261	$1,694,947
Test and measurement	(366,652)	137,748	(679,099)	354,212
Income from reportable segments	677,683	861,304	705,162	2,049,159

Other unallocated amounts:
Corporate expenses	(1,031,071)	(713,410)	(1,979,201)	(1,562,538)
Other (expense) income - net	(10,266)	(300)	(51,870)	2,966
Consolidated income (loss) before income tax provision (benefit)	$(363,654)	$147,594	$(1,325,909)	$489,587

Depreciation and amortization by segment:
Network solutions	$57,957	$55,069	$113,704	$106,130
Test and measurement	58,881	59,502	118,992	117,625
Total depreciation and amortization for reportable segments	$116,838	$114,571	$232,696	$223,755

Capital expenditures by segment (a):
Network solutions	$228,149	$30,841	$283,379	$175,598
Test and measurement	199,400	3,040	218,644	105,119
Total consolidated capital expenditures by reportable segment	$427,549	$33,881	$502,023	$280,717

Financial information by reportable segment as of June 30, 2016 and December 31, 2015:

	2016	2015
Total assets by segment:
Network solutions	$11,168,936	$10,638,961
Test and measurement	6,652,062	7,153,310
Total assets for reportable segments	17,820,998	17,792,271

Corporate assets, principally cash and cash equivalents and deferred and current taxes	16,369,427	16,914,053

Total consolidated assets	$34,190,425	$34,706,324

(a)	Net of equipment lease payable of $41,904 (network solutions) for the six-months ended June 30, 2016.
17

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Consolidated net revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by region	2016	2015	2016	2015
Americas	$5,802,032	$6,155,218	$10,867,668	$12,621,854
Europe, Middle East, Africa (EMEA)	1,493,030	1,559,426	2,441,387	3,295,268
Asia Pacific (APAC)	315,042	498,653	669,464	923,866
Total Sales	$7,610,104	$8,213,297	$13,978,519	$16,840,988

Net revenues are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended June 30, 2016 and 2015, revenues in the United States for all reportable segments amounted to $5,611,283 and $5,614,787, respectively. For the six-months ended June 30, 2016 and 2015, revenues in the United States for all reportable segments amounted to $10,383,454 and $11,407,261, respectively. Shipments to the EMEA region were largely concentrated in two countries, Israel and Germany. For the three-months ended June 30, 2016, revenues to Israel and Germany for all reportable segments amounted to $340,750 and $236,005 of all shipments to the EMEA region, respectively. For the three-months ended June 30, 2015, revenues to Israel and Germany for all reportable segments amounted to $364,921 and $194,708, respectively of all shipments to the EMEA region. For the six-months ended June 30, 2016, revenues to Israel and Germany amounted to $373,177 and $472,405 of all the shipments to the EMEA region, respectively. For the six-months ended June 30, 2015, revenues to Israel and Germany amounted to $908,315 and $661,552, respectively of all shipments to the EMEA region. Shipments to the APAC region were largely concentrated in China. For the three-months ended June 30, 2016 and 2015, revenues in China for all reportable segments amounted to $233,999 and $328,747, respectively. For the six-months ended June 30, 2016 and 2015, revenues in China for all reportable segments amounted to $421,169 and $597,329, respectively.

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

Leases:

In May 2015, the Company and its landlord entered into an amendment to the existing lease agreement to remain at its principal corporate headquarters in Hanover Township, Parsippany, New Jersey through March 31, 2023. Monthly lease payments range from approximately $33,000 in year one to approximately $41,000 in year eight. Additionally, the Company has available an allowance of approximately $300,000 towards alterations and improvements to the premises through November 30, 2016 of which the Company has used approximately $165,000 to date. The lease can be renewed at the Company’s option for one five-year period at fair market value to be determined at term expiration.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

The following is a summary of the Company’s contractual obligations as of June 30, 2016:

Table of Contractual Obligations

		Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5- Years	5 Years
Facility Leases	$3,052,980	$414,960	$1,321,079	$948,094	$368,847
Operating and Equipment Leases	154,123	63,775	90,348	—	—
	$3,207,103	$478,735	$1,411,427	$948,094	$368,847

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

As of June 30, 2016, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

The operating businesses of the Company are segregated into two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations (Noisecom) and the operations of its subsidiary, Boonton. Additional financial information on the Company’s reportable segments as of June 30, 2016 and December 31, 2015, as well as for the three and six-months ended June 30, 2016 and 2015 is included in Note 8 to the Company’s interim condensed consolidated financial statements set forth in this current report on Form 10-Q.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and as of December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2016 (unaudited) and 2015 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2016 (unaudited) and 2015 (unaudited); and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the six-month period ended June 30, 2016 (unaudited).

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

Revenue Recognition

Revenue from product shipments, including shipping and handling fees, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenues to international distributors are recognized in the same manner. If title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time. There are no formal revenue incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis. There are no material special post shipment obligations or acceptance provisions that exist with any sales arrangements.

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of June 30, 2016 and December 31, 2015, the Company has identified its U.S. Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended June 30, 2016 and 2015, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

For the six-months ended June 30, 2016 as compared to the corresponding period of the previous year, consolidated net revenues were approximately $13,979,000 and $16,841,000, respectively, a decrease of approximately $2,862,000 or 17.0%. For the three-months ended June 30, 2016 as compared to the corresponding period of the previous year, consolidated net revenues were approximately $7,610,000 and $8,213,000, respectively, a decrease of approximately $603,000 or 7.3%.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in consolidated net revenues for the three and six-months ended June 30, 2016 was the result of a decline in sales order flow for the Company’s network solutions products, which started in the second half of 2015 and continued through the first quarter of 2016, due to reductions in customer capital spending, particularly by certain domestic wireless operators. The Company also experienced a decline in sales order flow during the first quarter of 2016 in the Company’s test and measurement segment which was primarily due to a delay in the execution of orders on government projects, which impacted sales orders for the three and six-months ended June 30, 2016. During the three-months ended June 30, 2016, the Company realized increased carrier and government spending on specific projects the Company was pursuing, which resulted in a 43% increase in sales order flow (to approximately $8,800,000 across the Company’s two business segments) during the three-months ended June 30, 2016 as compared to the sales order flow realized during the first quarter of 2016. The Company expects customer sales order flow in the second half the year to be higher than that of the first half of 2016.

The Company expects long-term demand for its network solutions products to improve due to the continuing worldwide expansion of broadband coverage. Additionally, sales orders in the Company’s test and measurement segment decreased for the three and six-months ended June 30, 2016 as compared to the same periods of the previous year primarily due to a decrease in sales resulting from delays in program funding by governmental agencies supporting radar applications. The Company expects that in the second half of 2016, orders in the Company’s test and measurement segment will improve over the first half 2016,

Net revenues of the Company’s network solutions products for the six-months ended June 30, 2016 were approximately $9,690,000 as compared to approximately $11,227,000 for the six-months ended June 30, 2015, a decrease of approximately $1,537,000 or 13.7%. Net revenues of network solutions products accounted for approximately 69% and 67% of consolidated net revenues for each of the six-month periods ended June 30, 2016 and 2015, respectively. Net revenues of the Company’s network solutions products for the three-months ended June 30, 2016 were approximately $5,476,000 as compared to approximately $5,331,000 for the three-months ended June 30, 2015, an increase of approximately $145,000 or 2.7%. Net revenues of network solutions products accounted for approximately 72% and 65% of consolidated net revenues for each of the three-month periods ended June 30, 2016 and 2015, respectively.

Net revenues of the Company’s test and measurement products for the six-months ended June 30, 2016 were approximately $4,289,000 as compared to approximately $5,615,000 for the six-months ended June 30, 2015, a decrease of approximately $1,326,000 or 23.6%. Net revenues of test and measurement products accounted for approximately 31% and 33% of consolidated net revenues for each of the six-month periods ended June 30, 2016 and 2015, respectively. Net revenues of the Company’s test and measurement products for the three-months ended June 30, 2016 were approximately $2,134,000 as compared to approximately $2,882,000 for the three-months ended June 30, 2015, a decrease of approximately $748,000 or 26.0%. Net revenues of test and measurement products accounted for approximately 28% and 35% of consolidated net revenues for each of the three-month periods ended June 30, 2016 and 2015, respectively.

Gross profit on net consolidated revenues for the six-months ended June 30, 2016 was approximately $6,059,000 or 43.3% as compared to approximately $7,430,000 or 44.1% of net consolidated revenues for the six-months ended June 30, 2015. Gross profit on net consolidated revenues for the three-months ended June 30, 2016 was approximately $3,339,000 or 43.9% as compared to approximately $3,567,000 or 43.4% of net consolidated revenues for the three-months ended June 30, 2015.

Gross profit margins are lower for the six-months ended June 30, 2016 as compared to the same period of the previous year due to lower volumes. Consolidated gross profit margins decreased primarily due to fixed manufacturing costs being a higher percentage of cost on lower revenues for the six-months ended June 30, 2016 as compared to the same period in 2015.

Gross profit margins are higher for the three-months ended June 30, 2016 as compared to the same period of the previous year. Consolidated gross profit margins increased due to lower manufacturing labor costs during the three-months ended June 30, 2016 as compared to the same period in 2015, offset by lower volumes. The decrease in manufacturing labor costs are primarily the result of the Company’s cost reduction plans implemented in August 2015.

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

Consolidated operating expenses for the six-months ended June 30, 2016 were approximately $7,333,000 or 53% of net consolidated revenues as compared to approximately $6,944,000 or 41% of net consolidated revenues for the six-months ended June 30, 2015. Consolidated operating expenses were higher for the six-months ended June 30, 2016 due to increases in consolidated general and administrative expenses and consolidated research and development expenses of approximately $369,000 and $221,000, respectively, offset by a decrease in consolidated sales and marketing expenses of approximately $200,000. Consolidated operating expenses for the three-months ended June 30, 2016 were approximately $3,692,000 or 49% of net consolidated revenues as compared to approximately $3,419,000 or 42% of net consolidated revenues for the three-months ended June 30, 2015. Consolidated operating expenses were higher for the three-months ended June 30, 2016 due to increases in consolidated general and administrative expenses and consolidated research and development expenses of approximately $306,000 and $74,000, respectively, offset by a decrease in consolidated sales and marketing expenses of approximately $106,000. Consolidated operating expenses during the three and six-month periods ended June 30, 2016, included approximately $240,000 and $375,000, respectively, of costs related to the work of the Company’s Strategic Planning and Operating Committee’s strategic evaluations of business combinations.

The increase in consolidated general and administrative expenses for the six-months ended June 30, 2016 was primarily due to an increase in corporate professional fees of approximately $212,000 and other expenses of approximately $126,000. Consolidated research and development expenses increased for the six-months ended June 30, 2016 primarily due to an increase in costs associated with product development projects in both our network solutions and test and measurement segments of approximately $206,000. Consolidated sales and marketing expenses decreased for the six-months ended June 30, 2016 primarily due to lower non-employee sales commissions and lower salary expenses, offset by a slight increase in trade show expenses.

The increase in consolidated general and administrative expenses for the three-months ended June 30, 2016 was primarily due to an increase in corporate professional fees of approximately $305,000, an increase in travel expenses, and an increase in non-cash stock compensation expense. Consolidated research and development expenses increased for the three-months ended June 30, 2016 primarily due to an increase in costs associated with product development projects in both our network solutions and test and measurement segments.. Consolidated sales and marketing expenses decreased for the three-months ended June 30, 2016 primarily due to lower non-employee sales commission and lower salary expenses.

Other expenses (income) increased by approximately $10,000 and $55,000 for the three and six-months ended June 30, 2016, as compared to the corresponding periods of the previous year. The increase is primarily due to increases in costs in connection with the Company’s ground water management plan.

For the three and six-months ended June 30, 2016, the Company recorded a tax benefit of approximately $145,000 and $531,000, respectively. For the three and six-months ended June 30, 2015, the Company recorded tax expense of approximately $64,000 and $212,000, respectively. The tax benefit recorded for the three and six-months ended June 30, 2016 was primarily due to losses generated from the Company’s operations during the periods. The tax expense recorded for the three and six-months ended June 30, 2015 was primarily the result of income generated from the Company’s operations and was predominantly comprised of a non-cash deferred tax expense for Federal income taxes and a current provision for state income taxes for which the Company makes estimated tax payments on a quarterly basis, when applicable.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the six-months ended June 30, 2016, the Company realized a net loss of approximately $795,000 or $0.04 loss per share on a basic and diluted basis, as compared to net income of approximately $278,000 or $0.01 income per share on a basic and diluted basis for the corresponding period of the previous year, a decrease of approximately $1,073,000. For the three-months ended June 30, 2016, the Company realized a net loss of approximately $218,000 or $0.01 loss per share on a basic and diluted basis, as compared to net income of approximately $84,000 or $0.00 income per share on a basic and diluted basis for the corresponding period of the previous year, a decrease of approximately $302,000. The decreases were primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has decreased by approximately $1,442,000 to approximately $20,622,000 at June 30, 2016, from approximately $22,064,000 at December 31, 2015. At June 30, 2016 and December 31, 2015, the Company had a current ratio of 11.9 to 1 and 13.5 to 1, respectively.

The Company had cash and cash equivalents of approximately $8,614,000 at June 30, 2016, compared to approximately $9,726,000 at December 31, 2015. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

The Company used cash for operating activities of approximately $465,000 for the six-month period ending June 30, 2016. The primary use of this cash was due to a net loss from operating activities, an increase in inventories, and a decrease in accrued expenses and other current liabilities, partially offset by a decrease in accounts receivable, an increase in accounts payable, and a decrease in prepaid expenses and other assets.

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

Net cash used for investing activities for the six-months ended June 30, 2016 and 2015 was approximately $502,000 and $281,000, respectively. The use of these funds was for capital expenditures.

Cash used for financing activities for the six-months ended June 30, 2016 was approximately $145,000. The use of these funds was for the repurchase of 42,995 shares of the Company’s outstanding common stock and for periodic payments on an equipment lease. Cash used for financing activities for the six-months ended June 30, 2015 was approximately $72,000. The use of these funds was for periodic payments on an equipment lease, partially offset by proceeds from the exercise of stock options.

The stock repurchase may continue to be modified or re-initiated at any time. The Company will continue to monitor market conditions and evaluate opportunities to allocate its capital, which may include the repurchasing of the Company’s outstanding common stock.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2016, future minimum lease payments related to the Company’s facility lease and equipment leases are shown below:

Table of Contractual Obligations

		Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Facility Leases	$3,052,980	$414,960	$1,321,079	$948,094	$368,847
Operating and Equipment Leases	154,123	63,775	90,348	—	—
	$3,207,103	$478,735	$1,411,427	$948,094	$368,847

The Company maintains a line of credit with a bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to LIBOR in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of June 30, 2016, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability.

The Company may pursue strategic opportunities, including potential acquisitions, mergers, divestitures or other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

In 2015, the Company instituted cost reduction plans, which reduced overall headcount and other operating expenses, to better position it to take advantage of growth opportunities. The reduction in total headcount reduced annualized salary and benefit costs in 2015 by over $1,500,000, net of severance charges of $137,000, which have been reinvested by the Company in its business to improve the strength of its management team and support new product innovations. During the six-months ended June 30, 2016, the Company continued its restructuring efforts by instituting a plan to further reduce costs. As a result of this most recent effort, the Company expects to generate annualized cost reductions of approximately $600,000, net of severance charges of $50,000, which are being reinvested in strategic initiatives. The Company believes these cost reduction efforts, and continued diligent monitoring of its current operating expenses, will help position the Company for growth and ongoing development of new products.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 27, 2016, and filed with the SEC on July 1, 2016)

10.1	Executive Employment Agreement, by and between Wireless Telecom Group, Inc. and Timothy Whelan, made as of June 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2016, and filed with the SEC on July 7, 2016)

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 4, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: August 4, 2016	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Date: August 4, 2016	/s/ Robert Censullo
Robert Censullo
Chief Financial Officer
31

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed with the SEC on October 15, 2012)

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 4, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed herewith.

** Furnished herewith.

