Form 10-Q
period 2016-09-30
WIRELESS TELECOM GROUP INC
filed 2016-11-03
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of Common Stock outstanding as of October 28, 2016: 18,721,346

WIRELESS TELECOM GROUP, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$8,101,707	$9,726,007
Accounts receivable - net of allowance for doubtful accounts of $96,780 and $105,568 for 2016 and 2015, respectively	5,635,968	5,451,161
Inventories - net of reserves of $1,331,657 and $1,110,288, respectively	9,450,740	8,068,728
Prepaid expenses and other current assets	672,038	586,889
TOTAL CURRENT ASSETS	23,860,453	23,832,785
PROPERTY, PLANT AND EQUIPMENT - NET	2,136,286	1,742,888
OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes	7,448,262	7,013,929
Other assets	694,343	765,330
TOTAL OTHER ASSETS	9,493,997	9,130,651
TOTAL ASSETS	$35,490,736	$34,706,324

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable	$2,137,722	$1,046,651
Accrued expenses and other current liabilities	678,828	648,010
Equipment leases payable	14,368	73,760
TOTAL CURRENT LIABILITIES	2,830,918	1,768,421

LONG TERM LIABILITIES:
Deferred rent	60,906	33,452

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,756,224 and 29,627,891 shares issued, 18,721,346 and 18,636,008 shares outstanding, respectively	297,562	296,279
Additional paid-in-capital	40,296,660	39,865,331
Retained earnings	12,828,170	13,500,853
Treasury stock at cost, 11,034,878 and 10,991,883 shares, respectively	(20,823,480)	(20,758,012)
TOTAL SHAREHOLDERS’ EQUITY	32,598,912	32,904,451
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,490,736	$34,706,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

NET REVENUES	$8,344,301	$8,339,155	$22,322,820	$25,180,143

COST OF REVENUES	4,521,302	4,715,944	12,440,817	14,126,798

GROSS PROFIT	3,822,999	3,623,211	9,882,003	11,053,345

OPERATING EXPENSES
Research and development	948,654	1,026,580	3,042,916	2,899,481
Sales and marketing	1,216,265	1,224,559	3,703,522	3,911,997
General and administrative	1,389,996	1,209,672	4,141,520	3,592,847
TOTAL OPERATING EXPENSES	3,554,915	3,460,811	10,887,958	10,404,325

OPERATING INCOME (LOSS)	268,084	162,400	(1,005,955)	649,020

OTHER EXPENSE - NET	27,267	5,880	79,137	2,913

NET INCOME (LOSS) BEFORE INCOME TAXES	240,817	156,520	(1,085,092)	646,107

PROVISION (BENEFIT) FOR INCOME TAXES	118,980	81,381	(412,409)	293,109

NET INCOME (LOSS)	$121,837	$75,139	$(672,683)	$352,998

INCOME (LOSS) PER COMMON SHARE:

BASIC	$0.01	$0.00	$(0.04)	$0.02

DILUTED	$0.01	$0.00	$(0.04)	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months
	Ended September 30,
	2016	2015

CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(672,683)	$352,998
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	363,634	338,826
Share-based compensation expense	432,612	223,273
Deferred rent	27,454	22,301
Deferred income taxes	(434,333)	216,922
Provision for doubtful accounts	(8,788)	4,912
Inventory reserves	221,369	35,599
Changes in assets and liabilities:
Accounts receivable	(176,019)	(436,464)
Inventories	(1,603,381)	(210,909)
Prepaid expenses and other assets	(14,162)	568,319
Accounts payable	1,091,071	170,509
Accrued expenses and other current liabilities	30,818	(767,557)
Net cash (used) provided by operating activities	(742,408)	518,729

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital expenditures	(715,128)	(371,718)

CASH FLOWS (USED) BY FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	23,400
Repayments of equipment leases payable	(101,296)	(115,827)
Repurchase of common stock - 42,995 shares	(65,468)	—
Net cash (used) by financing activities	(166,764)	(92,427)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,624,300)	54,584

Cash and cash equivalents, at beginning of period	9,726,007	10,723,513

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$8,101,707	$10,778,097

SUPPLEMENTAL INFORMATION:

Cash paid during the period for income taxes	$67,438	$63,762

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$(41,904)	$—

Equipment leases payable	$41,904	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2015	29,627,891	$296,279	$39,865,331	$13,500,853	$(20,758,012)	$32,904,451

Net (loss)	—	—	—	(672,683)	—	(672,683)
Stock issued under equity compensation plan	128,333	1,283	(1,283)	—	—	—
Share-based compensation expense	—	—	432,612	—	—	432,612
Repurchase of treasury stock	—	—	—	—	(65,468)	(65,468)

Balances at September 30, 2016	29,756,224	$297,562	$40,296,660	$12,828,170	$(20,823,480)	$32,598,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2016 and 2015, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015, and the condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2016 have been prepared by the Company (as defined below) without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., which operates one of its product lines under the trade name Noisecom, Inc. (“Noisecom”), and its wholly-owned subsidiaries Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), WTG Foreign Sales Corporation and NC Mahwah, Inc., which are collectively referred to herein as, the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

For the three and nine-months ended September 30, 2016, one customer accounted for approximately 11% and 10%, respectively, of the Company’s consolidated revenues. For the three and nine-months ended September 30, 2015, no customer accounted for 10% or more of the Company’s consolidated revenues. At September 30, 2016, one customer represented approximately 15% of the Company’s gross accounts receivable. At December 31, 2015, no customer represented 10% or more of the Company’s gross accounts receivable.

The carrying amounts of cash and cash equivalents, trade receivables, other current assets and liabilities approximate fair value due to the short-term nature of these instruments.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES (Continued)

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of bank and money market accounts.

Management has evaluated subsequent events and determined that there were no subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements through the date the financial statements were issued.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” to address some questions about the presentation and classification of certain cash receipts and payments in the statement of cash flows. The update addresses eight specific issues, including contingent consideration payments made after a business combination, distribution received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation:  Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which creates new accounting and reporting guidelines for leasing arrangements. The new standard will require organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The standard will also require new disclosure to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of ASU 2016-02 on its consolidated financial statements.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date by one year, with early adoption on the original effective date permitted. As a result, ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

The Company had a domestic net operating loss carryforward at September 30, 2016 of approximately $17,800,000 which expires in 2029. The Company also had a German net operating loss carryforward at September 30, 2016 of approximately 12,900,000 Euro’s and approximately 12,400,000 Euro’s for German Corporate tax and German Trade tax purposes, respectively.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowances of $4,331,265 and $4,188,688 at September 30, 2016 and December 31, 2015, respectively, are associated with the Company’s German net operating loss carryforward from an inactive German entity. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of September 30, 2016, management believed that it was more likely than not that the Company will fully realize the benefits of its deferred tax asset associated with its domestic net operating loss carryforward.

The deferred income tax assets (liabilities) are summarized as follows:

	September 30,	December 31,
Net deferred tax asset:	2016	2015
Uniform capitalization of inventory costs for tax purposes	$185,742	$158,599
Reserves on inventories	532,663	444,115
Tax effect of goodwill	(532,299)	(507,524)
Depreciation	(52,088)	(43,514)
Accruals and other timing differences	180,675	115,725
Net operating loss carryforward	11,464,834	11,035,216
	11,779,527	11,202,617
Valuation allowance for deferred tax assets	(4,331,265)	(4,188,688)
	$7,448,262	$7,013,929

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – INCOME TAXES (Continued)

The components of the provision for income taxes (benefit) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Current:
Federal	$—	$—	$—	$17,457
State	21,924	14,154	21,924	58,730
Deferred:
Federal	84,730	58,689	(379,173)	193,406
State	12,326	8,538	(55,160)	23,516
	$118,980	$81,381	$(412,409)	$293,109

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of September 30, 2016 and December 31, 2015, the Company identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company concluded that there were no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

NOTE 4 - INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by using the weighted average number of shares of common stock outstanding and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Weighted average common shares outstanding	18,721,346	19,626,455	18,650,274	19,549,532
Potentially dilutive stock options	637,622	523,507	494,073	915,384
Weighted average common shares outstanding, assuming dilution	19,358,968	20,149,962	19,144,347	20,464,916

Common stock options are included in the diluted income (loss) per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of shares of common stock underlying options not included in diluted income (loss) per share, because the effects are anti-dilutive, was 2,781,844 and 2,061,830 for the three-months ended September 30, 2016 and 2015, respectively. For the nine-months ended September 30, 2016 and 2015, the weighted average number of shares of common stock underlying options not included in diluted income (loss) per share was 2,992,083 and 1,691,515, respectively.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – INVENTORIES

Inventory carrying value is net of inventory reserves of $1,331,657 and $1,110,288 at September 30, 2016 and December 31, 2015, respectively.

Inventories consist of:	September 30,	December 31,
	2016	2015

Raw materials	$4,379,817	$3,993,052
Work-in-process	1,025,674	628,140
Finished goods	4,045,249	3,447,536
	$9,450,740	$8,068,728

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

The Company’s goodwill balance of $1,351,392 at September 30, 2016 and December 31, 2015 related to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarter of 2015 did not indicate any impairment of Microlab’s goodwill as its fair value was estimated to be in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment.

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and nine-month periods ended September 30, 2016 include share-based compensation expense totaling $235,374 and $432,612, respectively. Results for the three and nine-month periods ended September 30, 2015 included share-based compensation expense totaling $51,347 and $223,273, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of September 30, 2016, there were 1,261,001 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

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

The following summarizes the components of share-based compensation expense by equity type for the three and nine-months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Service-based Restricted Common Stock	$40,598	$55,500	$151,598	$155,100
Performance-based Stock Options	28,650	(3,517)	85,950	56,553
Service-based Stock Options	160,773	—	179,005	—
Performance-based Restricted Common Stock	5,353	(636)	16,059	11,620
Total Share-Based Compensation Expense	$235,374	$51,347	$432,612	$223,273

Stock-based compensation for the three and nine-months ended September 30, 2016 and 2015 is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

Restricted Common Stock Awards:

On June 8, 2016, the Company granted 150,000 shares of restricted common stock to certain non-employee directors of the Company under the 2012 Plan. The shares were granted at a price of $1.33 per share. On June 30, 2016, Timothy Whelan, the Company’s newly appointed Chief Executive Officer, forfeited the 30,000 shares of restricted common stock that were granted to him on June 8, 2016 as a non-employee director in connection with his appointment as Chief Executive Officer of the Company. The remaining 120,000 shares of restricted common stock granted on June 8, 2016 will fully vest on the date of the Company’s next annual shareholders’ meeting to be held in June 2017, or a vesting period of approximately one year, provided that the director’s service continues through the vesting date. The total compensation expense to be recognized over the one-year vesting period with respect to the remaining 120,000 shares of restricted common stock is $159,600.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved equity compensation plans, as of September 30, 2016, and changes during the nine-months ended September 30, 2016, are presented below:

		Weighted Average
Non-vested Restricted Shares	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2016	187,000	$2.01
Granted	158,333	$1.33
Forfeited	(30,000)	$1.33
Vested	(100,521)	$2.22
Non-vested at September 30, 2016	214,812	$1.51

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

As of September 30, 2016, the unearned compensation related to Company granted restricted common stock was $221,173 of which $119,700 (pertaining to 120,000 service-based restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting scheduled to be held in June 2017, the vesting date, and $10,468 (pertaining to 8,333 service-based restricted common stock awards) will be amortized on a straight-line basis through June 30, 2020, the date which they will have fully vested. The remaining balance of $91,005 (pertaining to 87,000 performance-based shares of restricted common stock awarded in 2013) will be amortized on a straight-line basis through December 31, 2020, the implicit service period.

Performance-Based Stock Option Awards:

A summary of performance-based stock option activity, and related information for the nine-months ended September 30, 2016 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2016	1,965,000	$1.32
Granted	200,000	$1.36
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2016	2,165,000	$1.32

Options exercisable:
September 30, 2016	1,090,000	$0.96

The aggregate intrinsic value of performance-based stock options outstanding and exercisable as of September 30, 2016 and December 31, 2015 was $824,550 and $846,350, respectively.

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

Under the terms of the performance-based stock option agreement granted on May 16, 2016, the award will incrementally vest and become exercisable upon achievement of specific annualized revenue targets in the Company’s network solutions segment. As of September 30, 2016, the Company had not incurred expense relating to this performance-based stock option as management determined it was more likely than not that the revenue targets would not be achieved.

As of September 30, 2016, the unearned compensation related to the performance-based stock options to acquire 825,000 shares of common stock granted in August 2013 (with a weighted average per share exercise price of $1.77) and the performance-based stock option to acquire 50,000 shares of common stock granted in September 2015 (with a weighted average per share exercise price of $1.83) is $445,337 and $41,713, respectively, which have been, and are expected to be, amortized on a straight-line basis through December 31, 2020, the implicit service period. Unearned compensation in the amount of $155,810 related to the performance-based stock option granted in May 2016 (with a weighted average per share exercise price of $1.36) will begin to be amortized when achievement of specific annualized revenue targets in the Company’s network solutions segment are determined to be probable.

The Company’s performance-based stock options granted prior to 2013 (consisting of options to acquire 1,090,000 shares) are fully amortized.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - ACCOUNTING FOR SHARE BASED COMPENSATION (Continued)

Service-Based Stock Option Awards:

A summary of service-based stock option activity, and related information for the nine-months ended September 30, 2016 follows:

		Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2016	523,000	$2.23
Granted	950,000	$1.39
Exercised	—	—
Forfeited	(70,000)	$1.33
Expired	(295,000)	$2.46
Outstanding, September 30, 2016	1,108,000	$1.52

Options exercisable:
September 30, 2016	144,250	$2.05

The aggregate intrinsic value of service-based stock options outstanding (regardless of whether or not such options are exercisable) as of September 30, 2016 and December 31, 2015 was $325,600 and $0, respectively.

The aggregate intrinsic value of service-based stock options exercisable as of September 30, 2016 and December 31, 2015 was $23,500 and $0, respectively.

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

On September 16, 2016, the Company granted to certain employees of the Company service-based stock options to acquire collectively 200,000 shares of common stock at an exercise price of $1.60 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on September 16, 2016, the date of grant. The per share fair-value of these service-based options was $0.95. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.21% and expected option life of four years. The volatility assumption was 81.21% and the forfeiture rate was assumed to be 0%.

Under the terms of the service-based stock option agreements relating to the September 16, 2016 stock option grants, the awards vest in four equal annual installments over a period of four years and shall be fully vested on September 16, 2020.

As of September 30, 2016, the unearned compensation related to the service-based stock options granted in 2015 and 2016 was $634,890, which will be amortized over each of the grant’s respective service periods.

At September 30, 2016, the Company’s service-based stock options granted prior to November 2015 were fully amortized.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Financial information by reportable segment for the three and nine-months ended September 30, 2016 and 2015 is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues by segment:
Network solutions	$5,507,065	$5,481,651	$15,196,799	$16,708,137
Test and measurement	2,837,236	2,857,504	7,126,021	8,472,006
Total consolidated net revenues of reportable segments	$8,344,301	$8,339,155	$22,322,820	$25,180,143

Segment income (loss):
Network solutions	$1,081,854	$901,277	$2,466,115	$2,596,224
Test and measurement	179,879	34,818	(499,220)	389,030
Income from reportable segments	1,261,733	936,095	1,966,895	2,985,254

Other unallocated amounts:
Corporate expenses	(993,649)	(773,695)	(2,972,850)	(2,336,234)
Other (expense) - net	(27,267)	(5,880)	(79,137)	(2,913)
Consolidated income (loss) before income tax provision (benefit)	$240,817	$156,520	$(1,085,092)	$646,107

Depreciation and amortization by segment:
Network solutions	$68,002	$58,317	$181,706	$164,447
Test and measurement	62,936	56,754	181,928	174,379
Total depreciation and amortization for reportable segments	$130,938	$115,071	$363,634	$338,826

Capital expenditures by segment (a):
Network solutions	$132,022	$91,000	$415,401	$266,599
Test and measurement	81,083	—	299,727	105,119
Total consolidated capital expenditures by reportable segment	$213,105	$91,000	$715,128	$371,718

Financial information by reportable segment as of September 30, 2016 and December 31, 2015:

	2016	2015
Total assets by segment:
Network solutions	$11,996,766	$10,638,961
Test and measurement	7,724,371	7,153,310
Total assets for reportable segments	19,721,137	17,792,271

Corporate assets, principally cash and cash equivalents and deferred and current taxes	15,769,599	16,914,053

Total consolidated assets	$35,490,736	$34,706,324

(a)	Net of equipment lease payable of $41,904 (network solutions) for the nine-months ended September 30, 2016.
17

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – SEGMENT INFORMATION (Continued)

Consolidated net revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by region	2016	2015	2016	2015
Americas	$6,394,496	$6,539,352	$17,262,164	$19,161,206
Europe, Middle East, Africa (EMEA)	1,600,694	1,284,596	4,042,081	4,579,863
Asia Pacific (APAC)	349,111	515,207	1,018,575	1,439,074
Total Sales	$8,344,301	$8,339,155	$22,322,820	$25,180,143

Net revenues are attributable to a geographic area based on the destination of the product shipment, which may not be the final geographic destination of our international distributors’ end customer. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended September 30, 2016 and 2015, revenues in the United States for all reportable segments amounted to $6,210,423 and $6,087,609, respectively. For the nine-months ended September 30, 2016 and 2015, revenues in the United States for all reportable segments amounted to $16,593,877 and $17,494,870, respectively. Shipments to the EMEA region were largely concentrated in two countries, Israel and Germany. For the three-months ended September 30, 2016, revenues to Israel and Germany for all reportable segments amounted to $349,418 and $100,653 of all shipments to the EMEA region, respectively. For the three-months ended September 30, 2015, revenues to Israel and Germany for all reportable segments amounted to $338,867 and $229,682, respectively of all shipments to the EMEA region. For the nine-months ended September 30, 2016, revenues to Israel and Germany amounted to $722,595 and $573,058 of all the shipments to the EMEA region, respectively. For the nine-months ended September 30, 2015, revenues to Israel and Germany amounted to $1,247,182 and $891,234, respectively of all shipments to the EMEA region. Shipments to the APAC region were largely concentrated in China. For the three-months ended September 30, 2016 and 2015, revenues in China for all reportable segments amounted to $231,485 and $303,263, respectively. For the nine-months ended September 30, 2016 and 2015, revenues in China for all reportable segments amounted to $652,654 and $900,592, respectively.

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

Leases:

In May 2015, the Company and its landlord entered into an amendment to the existing lease agreement to remain at its principal corporate headquarters in Hanover Township, Parsippany, New Jersey through March 31, 2023. Monthly lease payments range from approximately $33,000 in year one to approximately $41,000 in year eight. Additionally, the Company has available an allowance of approximately $300,000 towards alterations and improvements to the premises through November 30, 2016 of which the Company has used approximately $249,000 to date. The lease can be renewed at the Company’s option for one five-year period at fair market value to be determined at term expiration.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

The following is a summary of the Company’s contractual obligations as of September 30, 2016:

Table of Contractual Obligations

		Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5- Years	5 Years
Facility Leases	$2,950,012	$418,049	$1,330,913	$955,152	$245,898
Operating and Equipment Leases	138,180	63,775	74,405	—	—
	$3,088,192	$481,824	$1,405,318	$955,152	$245,898

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

As of September 30, 2016, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company has no current plans to borrow from this credit facility as it believes its present cash balances will adequately meet near-term working capital requirements.

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

The operating businesses of the Company are segregated into two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations (Noisecom) and the operations of its subsidiary, Boonton. Additional financial information on the Company’s reportable segments as of September 30, 2016 and December 31, 2015, as well as for the three and nine-months ended September 30, 2016 and 2015 is included in Note 8 to the Company’s interim condensed consolidated financial statements set forth in this current report on Form 10-Q.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and as of December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2016 (unaudited) and 2015 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2016 (unaudited) and 2015 (unaudited); and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the nine-month period ended September 30, 2016 (unaudited).

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the financial condition and results of operations are based upon the Company’s interim condensed consolidated financial statements, which were prepared in accordance with U.S. GAAP. The preparation of these financial statements required the Company to make estimates and judgments that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable, valuation of deferred tax assets and estimated fair value of stock options) and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses for each period.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A key consideration in estimating the allowance for doubtful accounts has been, and will continue to be, the Company’s customers’ payment history and aging of its accounts receivable balance. If the financial condition of any of the Company’s customers were to decline, additional allowances may be required.

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

The Company has analyzed its filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. As of September 30, 2016 and December 31, 2015, the Company has identified its U.S. Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its condensed consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s notes to the condensed consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the periods ended September 30, 2016 and 2015, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

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

For the nine-months ended September 30, 2016 as compared to the corresponding period of the previous year, consolidated net revenues were approximately $22,323,000 and $25,180,000, respectively, a decrease of approximately $2,857,000 or 11.3%. For the three-months ended September 30, 2016 as compared to the corresponding period of the previous year, consolidated net revenues were approximately $8,344,000 and $8,339,000, respectively, a slight increase of approximately $5,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in consolidated net revenues for the nine-months ended September 30, 2016 was the result of a decline in sales order flow for the Company’s network solutions products, which started in the second half of 2015 and continued through the first quarter of 2016, due to reductions in customer capital spending, particularly by certain domestic wireless operators. The Company also experienced a decline in sales order flow during the first quarter of 2016 in the Company’s test and measurement segment, which was primarily due to a delay in the execution of orders on government projects, which impacted sales orders for the first fiscal half of 2016. The slight increase in consolidated net revenues for the three-months ended September 30, 2016 was the result of increased order flow in both of the Company’s business segments during the second and third quarters. During the three-months ended September 30, 2016, as expected, the Company realized increased carrier and government spending on specific projects the Company was pursuing, which resulted in a 25% increase in sales order flow (to approximately $11,200,000 across the Company’s two business segments) during the three-months ended September 30, 2016 as compared to the sales order flow realized during the second quarter of 2016.

The Company expects long-term demand for its network solutions products to improve due to the continuing worldwide expansion of broadband coverage. Additionally, sales orders in the Company’s test and measurement segment increased during the three-months ended September 30, 2016 as compared to the first two quarters of 2016 primarily due to program funding by governmental agencies supporting radar applications.

Net revenues of the Company’s network solutions products for the nine-months ended September 30, 2016 were approximately $15,197,000 as compared to approximately $16,708,000 for the nine-months ended September 30, 2015, a decrease of approximately $1,511,000 or 9.0%. Net revenues of network solutions products accounted for approximately 68% and 66% of consolidated net revenues for each of the nine-month periods ended September 30, 2016 and 2015, respectively. Net revenues of the Company’s network solutions products for the three-months ended September 30, 2016 were approximately $5,507,000 as compared to approximately $5,482,000 for the three-months ended September 30, 2015, an increase of approximately $25,000 or 0.5%. Net revenues of network solutions products accounted for approximately 66% of consolidated net revenues for each of the three-month periods ended September 30, 2016 and 2015, respectively.

Net revenues of the Company’s test and measurement products for the nine-months ended September 30, 2016 were approximately $7,126,000 as compared to approximately $8,472,000 for the nine-months ended September 30, 2015, a decrease of approximately $1,346,000 or 15.9%. Net revenues of test and measurement products accounted for approximately 32% and 34% of consolidated net revenues for each of the nine-month periods ended September 30, 2016 and 2015, respectively. Net revenues of the Company’s test and measurement products for the three-months ended September 30, 2016 were approximately $2,837,000 as compared to approximately $2,858,000 for the three-months ended September 30, 2015, a slight decrease of approximately $21,000 or 0.7%. Net revenues of test and measurement products accounted for approximately 34% of consolidated net revenues for each of the three-month periods ended September 30, 2016 and 2015, respectively.

Gross profit on net consolidated revenues for the nine-months ended September 30, 2016 was approximately $9,882,000 or 44.3% as compared to approximately $11,053,000 or 43.9% of net consolidated revenues for the nine-months ended September 30, 2015. Gross profit on net consolidated revenues for the three-months ended September 30, 2016 was approximately $3,823,000 or 45.8% as compared to approximately $3,623,000 or 43.4% of net consolidated revenues for the three-months ended September 30, 2015.

Gross profit margins are higher for the three and nine-months ended September 30, 2016 as compared to the same period of the previous year. Consolidated gross profit margins increased due to lower manufacturing labor costs during the three and nine-months ended September 30, 2016 as compared to the same periods in 2015, offset by lower volumes. The decrease in manufacturing labor costs are primarily the result of the Company’s cost reduction plans implemented in August 2015.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidated operating expenses for the nine-months ended September 30, 2016 were approximately $10,888,000 or 49% of net consolidated revenues as compared to approximately $10,404,000 or 41% of net consolidated revenues for the nine-months ended September 30, 2015. Consolidated operating expenses were higher for the nine-months ended September 30, 2016 due to increases in consolidated general and administrative expenses and consolidated research and development expenses of approximately $549,000 and $143,000, respectively, offset by a decrease in consolidated sales and marketing expenses of approximately $208,000. Consolidated operating expenses for the three-months ended September 30, 2016 were approximately $3,555,000 or 43% of net consolidated revenues as compared to approximately $3,461,000 or 42% of net consolidated revenues for the three-months ended September 30, 2015. Consolidated operating expenses were higher for the three-months ended September 30, 2016 due to an increase in consolidated general and administrative expenses of approximately $180,000, offset by decreases in consolidated research and development expenses and sales and marketing expenses of approximately $78,000 and $8,000, respectively. Consolidated operating expenses during the nine-month periods ended September 30, 2016, included approximately $416,000 of professional fees related to the Company’s Strategic Planning and Operating Committee’s strategic evaluations.

The increase in consolidated general and administrative expenses for the nine-months ended September 30, 2016 was primarily due to an increase in non-cash stock compensation expense of approximately $209,000, an increase in administrative salaries of approximately $190,000, and an increase in corporate legal fees. Consolidated research and development expenses increased for the nine-months ended September 30, 2016 primarily due to an increase in costs associated with product development projects in both our network solutions and test and measurement segments of approximately $230,000. Consolidated sales and marketing expenses decreased for the nine-months ended September 30, 2016 primarily due to lower non-employee sales commissions and lower salary expenses, offset by a slight increase in trade show expenses.

The increase in consolidated general and administrative expenses for the three-months ended September 30, 2016 was primarily due to an increase in non-cash stock compensation expense of approximately $184,000. Consolidated research and development expenses increased for the three-months ended September 30, 2016 primarily due to an increase in costs associated with product development projects in both our network solutions and test and measurement segments. Consolidated sales and marketing expenses decreased for the three-months ended September 30, 2016 primarily due to lower non-employee sales commission and lower salary expenses.

Other expenses increased by approximately $21,000 and $76,000 for the three and nine-months ended September 30, 2016, as compared to the corresponding periods of the previous year. The increase is primarily due to increases in costs in connection with the Company’s ground water management plan.

For the three and nine-months ended September 30, 2016, the Company recorded a tax expense of approximately $119,000 and a tax benefit of approximately $412,000, respectively. For the three and nine-months ended September 30, 2015, the Company recorded a tax expense of approximately $81,000 and $293,000, respectively. The tax benefit recorded for the nine-months ended September 30, 2016 was primarily due to losses generated from the Company’s operations during the first six-months of 2016. The tax expense recorded for the three and nine-months ended September 30, 2015 was primarily the result of income generated from the Company’s operations and was predominantly comprised of a non-cash deferred tax expense for Federal income taxes and a current provision for state income taxes for which the Company makes estimated tax payments on a quarterly basis, when applicable.

For the nine-months ended September 30, 2016, the Company realized a net loss of approximately $673,000 or $0.04 loss per share on a basic and diluted basis, as compared to net income of approximately $353,000 or $0.02 income per share on a basic and diluted basis for the corresponding period of the previous year, a decrease of approximately $1,026,000. For the three-months ended September 30, 2016, the Company realized net income of approximately $122,000 or $0.01 income per share on a basic and diluted basis, as compared to net income of approximately $75,000 or $0.00 income per share on a basic and diluted basis for the corresponding period of the previous year, an increase of approximately $47,000. The net income and loss fluctuations were primarily due to the factors discussed above.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital has decreased by approximately $1,034,000 to approximately $21,030,000 at September 30, 2016, from approximately $22,064,000 at December 31, 2015. At September 30, 2016 and December 31, 2015, the Company had a current ratio of 8.4 to 1 and 13.5 to 1, respectively.

The Company had cash and cash equivalents of approximately $8,102,000 at September 30, 2016, compared to approximately $9,726,000 at December 31, 2015. The Company believes its current level of cash and cash equivalents is sufficient to fund the current operating, investing and financing activities.

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

The Company used cash for operating activities of approximately $742,000 for the nine-month period ending September 30, 2016. The primary use of this cash was due to a net loss from operating activities, an increase in inventories, an increase in accounts receivable, and an increase in prepaid expenses and other current assets, partially offset by an increase in accounts payable and an increase in accrued expenses and other current liabilities.

The Company provided cash from operating activities of approximately $519,000 for the nine-month period ending September 30, 2015. The primary source of this cash was due to net income from operations for the nine-month period, a decrease in prepaid expenses and other assets and an increase in accounts payable, partially offset by a decrease in accrued expenses and other current liabilities, an increase in accounts receivable and an increase in inventories.

The Company has historically been able to turn over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

Net cash used for investing activities for the nine-months ended September 30, 2016 and 2015 was approximately $715,000 and $372,000, respectively. The use of these funds was for capital expenditures.

Cash used for financing activities for the nine-months ended September 30, 2016 was approximately $167,000. The use of these funds was for periodic payments on an equipment lease and the repurchase of 42,995 shares of the Company’s outstanding common stock. Cash used for financing activities for the nine-months ended September 30, 2015 was approximately $92,000. The use of these funds was for periodic payments on an equipment lease, partially offset by proceeds from the exercise of stock options.

The stock repurchase program may continue to be modified or re-initiated at any time. The Company will continue to monitor market conditions and evaluate opportunities to allocate its capital, which may include the repurchasing of the Company’s outstanding common stock.

As of September 30, 2016, future minimum lease payments related to the Company’s facility lease and equipment leases are shown below:

Table of Contractual Obligations

		Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5- Years	5 Years
Facility Leases	$2,950,012	$418,049	$1,330,913	$955,152	$245,898
Operating and Equipment Leases	138,180	63,775	74,405	—	—
	$3,088,192	$481,824	$1,405,318	$955,152	$245,898
26

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company maintains a line of credit with a bank. The credit facility provides borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities (U.S. Treasury bills) and, under the terms and conditions of the loan agreement, the facility is fully secured by our money fund account and short-term investment holdings held with the bank. Advances under the facility will bear interest at a variable rate equal to LIBOR in effect at time of borrowing. Additionally, there is no annual fee and any amount outstanding under the loan facility may be paid at any time in whole or in part without penalty. As of September 30, 2016, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability.

The Company is currently pursuing strategic opportunities, including potential acquisitions, mergers, divestitures or other activities, which may require significant use of the Company’s capital resources. These sources may include using operating cash , entering into asset-based lending arrangements with financial institutions, entering into term loan agreements, or issuing the Company’s common stock. Additionally, the Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

In 2015, the Company instituted cost reduction plans, which reduced overall headcount and other operating expenses, to better position it to take advantage of growth opportunities. The reduction in total headcount reduced annualized salary and benefit costs in 2015 by over $1,500,000, net of severance charges of $137,000, which have been reinvested by the Company in its business to improve the strength of its management team and support new product innovations. During the nine-months ended September 30, 2016, the Company continued its restructuring efforts by instituting a plan to further reduce costs. As a result of this most recent effort, the Company expects to generate annualized cost reductions of approximately $600,000, net of severance charges of $50,000, which are being reinvested in strategic initiatives. The Company believes these cost reduction efforts, and continued diligent monitoring of its current operating expenses, will help position the Company for growth and ongoing development of new products.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 27, 2016, and filed with the SEC on July 1, 2016)

10.1	Executive Employment Agreement, by and between Wireless Telecom Group, Inc. and Timothy Whelan, made as of June 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2016, and filed with the SEC on July 7, 2016)

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)
29

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 3, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: November 3, 2016	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Date: November 3, 2016	/s/ Robert Censullo
Robert Censullo
Chief Financial Officer
31

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005)

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 12, 2012, and filed with the SEC on October 15, 2012)

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 3, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed herewith.

** Furnished herewith.

