Form 10-K
period 2016-12-31
WIRELESS TELECOM GROUP INC
filed 2017-03-20
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

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

Yes ☐   No ☒

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

Yes ☐   No ☒

The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE MKT on June 30, 2016: $21,687,789

Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 3, 2017: 22,238,874

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), designs and manufactures radio frequency (“RF”) and microwave-based products for wireless and advanced communications industries and currently markets its products and services worldwide under the Boonton, Microlab and Noisecom brands. The Company’s complementary suite of high performance instruments and components includes peak power meters, signal analyzers, RF passive components and integrated subsystems, noise modules and precision noise generators. The Company serves both commercial and government markets with workflow-oriented, built-for-purpose solutions in distributed antenna systems (“DAS”), cellular/mobile, WiFi, WiMAX, private mobile radio, satellite, cable, radar, avionics, medical, and computing applications. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name, Noise Com, Inc., and its wholly owned subsidiaries including Boonton Electronics Corporation and Microlab/FXR. The corporate website address is www.wtcom.com. Noise Com, Inc., Boonton Electronics Corporation and Microlab/FXR are hereinafter referred to as “Noisecom”, “Boonton” and “Microlab”, respectively.

Reportable Segments

The Company presents its operations in two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of Microlab. The test and measurement segment is comprised of the operations of Boonton and Noisecom.

Revenues by reportable segment for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Network solutions	$20,198,377	$21,534,831
Test and measurement	11,128,350	11,574,275
	$31,326,727	$33,109,106

Additional financial information on the Company’s reportable segments for each of the last two years is included in the Company’s Notes to the consolidated financial statements (see Note 7, “Segment and Related Information”) included as part of this annual report.

Subsequent Event

On February 17, 2017, the Company acquired CommAgility Limited, a U.K. corporation (“CommAgility”) specializing in Long Term Evolution (“LTE”) technology. CommAgility is a vital supplier of signal processing technology for network validation systems, supporting LTE and emerging 5G networks, and its products and services solve unique solutions in LTE/4G. The acquisition of CommAgility expands our product set, increases our addressable market and creates operating scale. For the fiscal year ended December 31, 2017, the Company will report CommAgility as a third segment, “Embedded Solutions”, adjacent to our existing Network Solutions and Test and Measurement Segments.

As more fully described in the Liquidity and Capital Resources section, the acquisition of CommAgility was funded through corporate cash and our new Loan and Security Agreement (the “Credit Facility”) with Bank of America N.A. which provides for a term loan in the aggregate principal amount of $760,000 (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the Credit Facility) of up to a maximum availability of $9,000,000. The Company entered into the Credit Facility on February 16, 2017 and the termination date is November 19, 2019.

Market

Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source products, electronic testing and measurement instruments, and RF passive components to customers. Approximately 85% and 89% of the Company’s consolidated revenues in fiscal years 2016 and 2015, respectively, were derived from commercial customers. The remaining consolidated revenues (approximately 15% and 11%, respectively) were comprised of revenues made to the United States government (particularly the armed forces) and prime defense contractors.

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

Microlab product offerings include: neutral host DAS and co-siting combiner solutions, hybrid couplers and hybrid matrices, cross band couplers, attenuators, RF terminations, RF power splitters and diplexers, as well as RF combiners and broadband combiner trays for in-building DAS deployments.

The Company, through its Boonton subsidiary, designs and produces electronic test and measurement equipment including power meters, voltmeters, audio and modulation meters, portable passive intermodulation test equipment for field-based testing of cellular transmission signals and accessory products. These products measure the power of RF and microwave systems used by the military and in commercial sectors like telecommunications.

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

The Company’s products consist of several models with varying degrees of capabilities, which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand-alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. Prices of products range from approximately $100 to $100,000 per unit, with most revenues occurring between $2,000 and $35,000 per unit. The Company may experience variations in gross profit based upon the mix of these products sold, as well as variations due to revenue volume and economies of scale.

The Company’s products have extended useful lives and the Company provides recalibration services for its instrument products to ensure their accuracy, for a fee, to its domestic and international customers. Such services accounted for approximately 4% of consolidated revenues for each of the years ended December 31, 2016 and 2015, respectively.

Management believes that its products offer state-of-the-art performance combined with outstanding customer and technical support.

Marketing and Sales

The Company’s products for both of its segments are sold globally through a small in-house sales force, by over one hundred manufacturers’ representatives and through a network of authorized distributors. The Company promotes the sale of its products through its web-site, product literature, publication of articles, presentations at technical conferences, direct mailings, trade advertisements and trade show exhibitions.

The Company’s relationship with its manufacturers’ representatives and distributors is governed by written contracts that either run for one-year renewable periods terminable by either party on 60 days prior notice or have indefinite lives terminable by either party on 60 days prior notice. The contracts generally provide for territorial and product representation. The Company does not believe that the loss of any single manufacturers’ representative or distributor would have a material adverse effect on its business.

Customers and Sales by Geographic Areas

The Company currently sells the majority of its products from both of its segments to commercial users in the communications industry. Other sales are made to large defense contractors, which incorporate the Company’s products into their products for sale to the U.S. and foreign governments, multi-national companies and Fortune 500 companies, and directly to the U.S. government.

For the years ended December 31, 2016 and 2015, no one single customer accounted for 10% or more of total consolidated revenues. The Company’s largest customers vary from year to year.

Regional consolidated revenues from operations for fiscal year 2016 were made to customers in the Americas ($24,155,154 or 77% of total consolidated revenues), Europe, Middle East and Africa ($5,497,826 or 18% of total consolidated revenues) and Asia Pacific ($1,673,747 or 5% of total consolidated revenues). Regional consolidated revenues from operations for fiscal year 2015 were made to customers in the Americas ($24,946,340 or 75% of total consolidated revenues), Europe, Middle East and Africa ($5,885,975 or 18% of total consolidated revenues) and Asia Pacific ($2,276,791 or 7% of total consolidated revenues).

Research and Development

The Company currently maintains an engineering staff responsible for the improvement of existing products, design and modification of existing products and custom products with unique specifications to meet customer needs, and engineering, research and development of new products and applications. Research and development costs were approximately $4,046,000 and $3,957,000 for the years ended December 31, 2016 and 2015, respectively.

Competition

We compete against many companies which utilize similar technology, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than us. Some of these companies include Keysight Technologies, Inc., Rohde & Schwarz GmbH & Co. KG, Anritsu Corporation, Kathrein, Commscope and Westell Technologies, Inc. The Company competes by having a niche in several product areas where it capitalizes on its expertise in manufacturing products with unique specifications.

The Company designs its products with special attention to making them user-friendly and re-evaluates its products for the purpose of enhancing and improving them. The Company believes that these efforts coupled with its willingness to adapt its products to the particular needs of its customers and its intensive efforts in customer and technical support are factors that add to the competitiveness of our products.

Backlog

The Company’s consolidated backlog of firm orders to be shipped in the next twelve months was approximately $4,000,000 at December 31, 2016, compared to approximately $2,500,000 at December 31, 2015. It is anticipated that the majority of the backlog orders at December 31, 2016 will be filled during the current year. The stated backlog is not necessarily indicative of Company revenues for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s procurement policy requires maintaining adequate levels of raw materials inventory to minimize the Company’s production lead times with third-party suppliers and to improve the Company’s capacity to expedite fulfillment of customer orders. Although the procurement team focuses its efforts to work closely with its suppliers to avoid adverse effects of shortages or delays in delivery of inventories, delays in the future may have an adverse impact on the Company’s operations. For the year ended December 31, 2016, no one single third-party supplier accounted for 10% or more of the Company’s total consolidated inventory purchases. For the year ended December 31, 2015, two third-party suppliers each accounted for approximately 10% of the Company’s total consolidated inventory purchases. No other third-party supplier accounted for 10% or more of the Company’s total consolidated inventory purchases for the year ended December 31, 2015.

The Company is not party to any long term contracts regarding the deliveries of its supplies and components. It generally purchases such items pursuant to written purchase orders of both the individual and blanket variety. Blanket purchase orders usually cover the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

The Company develops, designs, manufactures, assembles, calibrates and tests our products at our facility in Parsippany, New Jersey. Testing of products is generally accomplished at the end of the manufacturing process and is performed in-house, as are all quality control processes. The Company utilizes modern equipment for the design, engineering, manufacture, assembly and testing of its products.

Warranty and Service

The Company typically provides one-year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers.

In cases of defective products the customer typically returns them to the Company’s facility. The Company’s service personnel replace or repair the defective items and ships them back to the customer. Generally, all servicing is done at the Company’s facility, and the Company charges its customers a fee for those service items that are not covered by warranty. The Company’s Noisecom and Microlab divisions typically do not offer their customers any formal written service contracts. However, the Company’s Boonton division does offer its customers formal written service contracts for a fee.

Product Liability Coverage

The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability to the Company. Product liability claims could be asserted against the Company by end-users of any of the Company’s products.

The Company maintains product liability insurance coverage and no claims have been asserted for product liability due to a defective or malfunctioning device in the past 5 years.

Intellectual Property

We believe that our intellectual property, including its methodologies, is critical to our success and competitive position. We rely on a combination of U.S. and foreign patents, copyrights, trademarks and trade secrets, as well as confidentiality agreements to establish and protect our proprietary rights. Key employees have signed confidentiality and non-competition agreements regarding the Company’s proprietary information.

Regulation

Environmental

The Company’s operations are subject to various federal, state and local environmental laws, ordinances and regulations that limit discharges into the environment, establish standards for the handling, generation, use, emission, release, discharge, treatment, storage and disposal of, or exposure to, hazardous materials, substances and waste, and require cleanup of contaminated soil and groundwater.

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

In 1982, Boonton and the NJDEP agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by Boonton. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. In 2014, the Company received approval for a groundwater permit from the NJDEP to carry out the final remedial action work plan and report. Under the final phase of the plan, there will be limited and reduced monitoring and testing as long as concentrations at the site continue on a decreasing trend.

Expenditures incurred by the Company during the year ended December 31, 2016 and 2015 in connection with the site amounted to approximately $18,000 and $22,000, respectively. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases the Company from all obligations.

In December 2016, the Company and its subsidiary, Boonton, entered into an agreement with an insurance company to settle prior disputes between the parties related to whether insurance policies were issued by a former insurer and whether they provided coverage for expenses arising from the NJDEP environmental matter. Under the terms of the settlement agreement, the Company received a payment in the amount of $485,000 for full and final settlement of any and all further insurance claims.

At this time, the Company believes that it is in material compliance with all environmental laws, does not anticipate any material expenditure to meet current or pending environmental requirements, and generally believes that its processes and products do not present any unusual environmental concerns. Besides the matter referred to above with the NJDEP, the Company is unaware of any existing, pending or threatened contingent environmental liability that may have a material adverse effect on its ongoing business operations.

Workplace Safety

The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health. The Company believes it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.

ITAR and Export Controls

The Company is subject to International Traffic in Arms Regulation, or ITAR. ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications. Because some of the Company’s products could have military or strategic applications, it must ensure its compliance with ITAR.

In addition, the Company is subject to the Export Administration Regulations, or EAR, which regulates the export of certain “dual use” items and technologies and, in some instances, requires a license from the U.S. Department of Commerce in connection with sales of the Company’s products.

Government Contracting Regulations

Because the Company has contracts with the federal government and its agencies, it may be subject to audit from time to time of our compliance with government regulations by various agencies, including the Defense Contract Audit Agency, or DCAA. The DCAA reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. The DCAA has the right to perform audits on our incurred costs on all contracts on a yearly basis. The Company has not been subject to a DCAA audit in the past 5 years.

Other governmental agencies, including the Defense Securities Service and the Defense Logistics Agency, may also, from time to time, conduct inquiries or investigations regarding a broad range of our activities.

Employees

As of March 3, 2017, the Company has 111 full time employees. The Company is not subject to collective bargaining agreements in the United States or internationally and considers its relationship with its employees to be good.

Investor Information

The Company is subject to the disclosure requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Therefore, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be read and copied by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information, including copies of our SEC filings, at the Company’s Investor Relations page on its website. The address of the website is www.wtcom.com. The Company makes available,free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 1A. Risk Factors

Our business is dependent on capital spending on data and communication networks by customers or end users of our products and reductions in such capital spending could adversely affect our business.

Our performance is dependent on customers’ or end users’ capital spending for constructing, rebuilding, maintaining or upgrading data and communication networks, which can be volatile or hard to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending, and, therefore, our revenues and profits, including:

•	competing technologies;
•	timing and adoption of global rollout of new technologies, including 4G/LTE;
•	customer specific financial or market conditions;
•	governmental regulation;
•	demands for network services; and
•	acceptance of new services offered by our customers.

Our customers or the end users of our products may not purchase new equipment at levels we have seen in the past or expect in the future. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of customers, our revenue may decline. As a result of these issues, we may not be able to maintain or increase our revenue in the future, and our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

There are various competitive wireless technologies that could be a substitute for the products we sell. The failure to successfully introduce new or enhanced products on a timely and cost-competitive basis or the inability to continue to market existing products on a cost-competitive basis could have a material adverse effect on our results of operations and financial condition. In addition, revenues from new products may replace revenues from some of our existing products, mitigating the benefits of new product introductions and possibly resulting in excess levels of inventory.

Furthermore, we must make long-term investments and commit significant resources before knowing whether our investments will eventually result in products that the market will accept. We must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed. If we do not succeed, we may be left with inventories of obsolete products or we may not have enough of some products available to meet customer demand, which could lead to reduced revenues and higher expenses.

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

Further, if we do not have competitively priced, market accepted products available to meet the wireless operators planned roll-out of 5G wireless communications systems, we may miss a significant opportunity and our business, financial condition and results of operations could be materially and adversely impacted.

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

The failure of our products to perform as promised could result in increased costs, lower margins and harm to our reputation. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our existing or new products, which could result in significant product liability or warranty claims. In addition, any defects found in our products could result in a loss of revenues or market share, failure to achieve market acceptance, injury to our reputation, indemnification claims, litigation, increased insurance costs and increased service costs, any of which could discourage customers from purchasing our products and materially harm our business.

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

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with such government contracts could harm our business by leading to a reduction in revenue associated with these customers and subjecting us to civil and criminal penalties.

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the U.S. government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations might result in suspension of these contracts, or civil and criminal penalties.

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

In 1982, Boonton and the NJDEP agreed upon a plan to correct ground water contamination at a site previously leased by the Company’s Boonton operations, pursuant to which wells have been installed by Boonton. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. In 2014, the Company received approval for a groundwater permit from the NJDEP to carry out the final remedial action work plan and report. Under the final phase of the plan, there will be monitoring and testing at the site. We cannot be assured that concentrations of contaminants at the site will decrease.

The Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases the Company from all obligations.

Certain of our products and international revenues may be subject to ITAR, Export Administration Regulations, Foreign Corrupt Practices Act and other U.S. and foreign government laws, regulations, policies and practices, and our failure to comply with such regulations could adversely affect our business, results of operations and financial condition.

Our international revenues, for which we also use foreign representatives and consultants, are subject to U.S. laws, regulations and policies, including the ITAR and the U.S. Foreign Corrupt Practices Act, or the FCPA, and other export laws and regulations, as well as foreign government laws, regulations and procurement policies and practices which may differ from the U.S. government regulations in this regard.

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

We can give no assurance that under either the ITAR or the EAR we will continue to be successful in obtaining the necessary licenses and authorizations or that certain revenues will not be prevented or delayed due to compliance issues related to the ITAR or the EAR.

We are also subject to, and must comply with, the FCPA and similar world-wide anti-corruption laws, including the U.K. Bribery Act of 2010. These acts generally prohibit both us and our third party intermediaries from making improper payments to foreign officials for the purpose of acquiring or retaining business or otherwise obtaining favorable treatment. We are required as well to maintain adequate record-keeping and internal accounting practices to fully and accurately reflect our transactions. We operate in many parts of the world that have experienced government corruption. In certain circumstances, the FCPA and our programs and policies may conflict with local customs and practices. If we or any of our local intermediaries have failed to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose severe criminal and civil penalties. The assertion of violations of the FCPA or other anti-corruption laws could disrupt our business and have a material adverse effect on our results of operations and financial condition.

We are subject to various other governmental regulations, compliance with which may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their distribution, and we could be subject to civil or criminal penalties.

Our business is subject to various other significant international, federal, state and local regulations, including but not limited to health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations.

The loss of key personnel could adversely affect our ability to remain competitive; our development of new and upgraded products could be adversely impacted by our inability to hire or retain personnel with appropriate technical abilities.

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. However, other than the employment agreement we entered into with Mr. Whelan, Chief Executive Officer, and the severance agreements we entered into with Mr. Genova, Chief Operating Officer, Mr. Debold, Vice President of Global Sales and Marketing, and Mr. Kandell, Chief Financial Officer, we currently do not have any other employment agreements with any of our executive officers. We cannot provide assurance that any named executive officer, or any of our other executive officers, will remain employed by us. Moreover, the design and manufacture of our products require substantial technical capabilities in many disparate disciplines, from engineering, mechanics and computer science to electronics and mathematics. We believe that the continued employment of key members of our technical and sales staffs will be important to us but, as with our executive officers, we cannot assure you that they will remain employed by us.

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

The industries in which our company operates are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies in various jurisdictions that are important to our business. Defending claims, including claims without merit, requires allocation of resources, including personnel and capital, which could adversely impact our results of operations. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license agreements, or stop the sale of certain products, which could adversely affect our net revenues, gross margins and expenses and harm our future prospects.

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

Our operating results may suffer because of our exposure to foreign currency exchange rate fluctuations.

Substantially all of our sales contracts with our U.S. and international based customers provide for payment in U.S. dollars. A strengthening of the U.S. dollar relative to other foreign currencies could increase the effective cost of our products to our international customers as their functional currency is typically not the U.S. dollar. This could have a potential adverse effect on our ability to increase or maintain average selling prices of our products to our foreign-based customers.

Our exposure to the currency fluctuations increased as a result of the acquisition of CommAgility. Our future revenue and expenses may be subject to volatility due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with foreign currency transactions and the translation of assets and liabilities denominated in foreign currencies.

The success of our ability to grow revenues and develop relationships in Europe and Asia may be limited by risks related to conducting business in European and Asian markets.

Part of our strategy is to increase revenues and build our relationships in European and Asian markets. Risks inherent in marketing, selling and developing relationships in European and Asian markets include those associated with:

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
15

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

As a result of the acquisition of CommAgility, the Company increased its exposure to foreign markets and currencies specifically in the United Kingdom (U.K.) and European Union (E.U.). Uncertainty related to the withdrawal of the U.K. from the E.U. could negatively impact the global economy, particularly many important European economies. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

We are exposed to risks associated with acquisitions, investments and divestitures.

In February 2017, we acquired all of the outstanding equity interests of CommAgility an award winning provider of LTE solutions. In the future we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions and investments involve numerous risks, including, but not limited to:

•	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees of acquired businesses;

•	lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;

•	implementation or remediation of controls, procedures and policies of the acquired company;

•	failure to commercialize purchased technology;

•	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes, escheat and tax and other known and unknown liabilities; and

•	the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods.

If we are unable to address these difficulties and challenges or other problems encountered in connection with our acquisition in 2017 or any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated costs, liabilities or otherwise suffer harm to our business generally. The difficulties and challenges of successful integration of any acquired company are increased when the integration involves companies with operations or material vendors outside the United States. Consequently, we may not be able to integrate successfully our recent acquisition or to achieve anticipated financial performance.

To the extent that we pay the consideration for any future acquisitions or investments in cash or any potential earn outs, it would reduce the amount of cash available to us for other purposes. Such payments also may increase our cash flow and liquidity risk and could result in increased borrowings under our Credit Facility. See the Risk Factor titled “We have incurred indebtedness and may incur additional indebtedness.” Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses or impairment charges against goodwill or intangible assets on our balance sheet, any of which could have a material adverse effect on our business, results of operations and financial condition.

We have incurred indebtedness and may incur additional indebtedness.

As of February 16, 2017, we maintain a senior credit facility and an asset-based lending agreement with a bank. We may incur additional indebtedness in the future.

The incurrence of this indebtedness, among other things, could:

•	make it difficult to make payments on this indebtedness and our other obligations;

•	make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require the dedication of a substantial portion of any cash flow from operations to service for indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures; and

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.

The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs. However, should current global economic conditions deteriorate, additional working capital financing may be required which may be difficult to obtain due to restrictive credit markets.

Restrictive covenants in the agreement governing our credit facility may restrict our ability to pursue business strategies.

The agreement governing our current credit facility limits our ability, among other things, to: incur additional secured indebtedness; incur liens; pay dividends; enter into transactions with our affiliates; and sell assets. In addition, our credit facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long term best interest, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, investments and acquisitions, and loans and other advances to affiliates. Our failure to comply with financial and other restrictive covenants could result in an event of default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings or foreclosing on collateral pledged to them to secure the indebtedness.

Our stock price is volatile and the trading volume in our common stock is less than that of other larger companies in the wireless and advanced communications industries.

The market price of our common stock has experienced significant volatility and may continue to be subject to rapid swings in the future. From January 1, 2015 to March 3, 2017, the trading prices of our stock have ranged from $1.30 to $3.21 per share. There are several factors which could affect the price of our common stock, including announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for our products, and the entrance of additional competitors into our markets.

Although our common stock is listed for trading on the NYSE MKT, the trading volume in our common stock is less than that of other, larger companies in the wireless and advanced communications industries. Traditionally, the trading volume of our common stock has been limited. For example, for the 90 trading days ending on February 28, 2017, the average daily trading volume was approximately 28,000 shares per day and ranged from between 0 shares per day and approximately 238,000 shares per day. Furthermore, we only have 22,238,874 shares of common stock outstanding as of the date of this report. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. Because of our limited trading volume, holders of our common stock may not be able to sell quickly any significant number of such shares, and any attempted sales of a large number of our shares will likely have a material adverse impact on the price of our common stock.

New Jersey corporate law may delay or prevent a transaction that stockholders would view as favorable.

We are subject to the New Jersey Shareholders’ Protection Act, which could delay or prevent a change of control of us. In general, that Act prevents a shareholder owning 10% or more of a New Jersey public corporation’s outstanding voting stock from engaging in business combinations with that corporation for five years following the date the shareholder acquired 10% or more of the corporation’s outstanding voting stock, unless board approval is obtained prior to the time that the shareholder reaches the 10% threshold.

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

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof of other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties are set forth above in this Item 1A and elsewhere in this annual report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

2016 Fiscal Year	High	Low

1st Quarter	$1.70	$1.32

2nd Quarter	$1.48	$1.23

3rd Quarter	$1.96	$1.34

4th Quarter	$1.98	$1.52
19

2015 Fiscal Year

1st Quarter	$3.25	$2.38

2nd Quarter	$2.68	$2.12

3rd Quarter	$2.20	$1.42

4th Quarter	$1.83	$1.23

On March 3, 2017, the closing price of the common stock of the Company as reported was $1.53. On March 3, 2017, the Company had 399 stockholders of record. These stockholders of record do not include beneficial owners whose shares are held in “nominee” or “street name”.

The Company did not declare quarterly dividends for the past five years. Under the terms of the Credit Facility effective February 16, 2017, the Company must meet certain conditions before paying a dividend including maintaining an excess availability threshold and fixed coverage charge ratio, in each case as such items are defined in the Credit Facility. Further, dividends may not exceed $1,000,000 in the aggregate during the term of the Credit Facility.

Recent Sales of Unregistered Securities

A portion of the purchase price for the acquisition of CommAgility on February 17, 2017 was paid to the sellers through the issuance of 3,487,528 shares of the Company’s common stock, valued at approximately $6,250,000 based upon a 10 day volume weighted average price for the Company shares of stock. The Company relied on an exemption from registration under the Securities Act, as set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon (a) each seller’s representation that it is an “accredited investor” within the meaning of Rule 501 under the Securities Act and that the shares received by each seller were acquired for such seller’s own account, and not with a view to any distribution thereof, (b) appropriate legends were affixed to the securities, and (c) because the transaction did not involve any public offering.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2016, the Company did not repurchase any shares under its stock repurchase program. The maximum number of shares remaining eligible for repurchase under the plan as of December 31, 2016 was 201,656.

Equity Compensation Plan Information

Set forth below is certain aggregated information with respect to (i) equity compensation plans that have been previously approved by the Company’s stockholders and (ii) plans not approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	3,363,000	$1.39	1,096,000
Equity compensation plans not approved by security holders	—	—	—
Total	3,363,000	$1.39	1,096,000
20

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company discloses its operations in two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of Microlab. The test and measurement segment is comprised primarily of the operations of Boonton and Noisecom. Additional financial information on the Company’s reportable segments for each of the last two years is included in Note 7 to the Company’s consolidated financial statements referenced in Item 8 herein.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2016 and 2015; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015.

Reports to be filed under Securities Exchange Act of 1934

The Company has not filed Form SD as required under Section 13(p) of the Securities Exchange Act of 1934. Section 13(p) was added to the Securities Exchange Act of 1934 by Section 1502 of the Dodd Frank Act. Section 13(p) directs public companies that manufacture products containing “conflict minerals,” as defined in the Dodd Frank Act, to file a Form SD disclosing the information required by that Form. The Company intends to file Form SD for calendar year 2016 by the filing deadline, which is May 31, 2017.

Critical Accounting Policies

Estimates and assumptions

Management’s discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of the Company’s critical accounting policies, defined as those policies that the Company believes are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Estimates and assumptions are made by management to assess the overall likelihood that an accounting estimate or assumption may require adjustment. Management assumptions have been reasonably accurate in the past, and future estimates or assumptions are likely to be calculated on the same basis.

Stock-based compensation

The Company follows the provisions of Accounting Standards Codification (ASC) 718, “Share-Based Payment” which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures. The fair value of the stock awards is equal to the fair value of the Company’s stock on the date of grant. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. When options are granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when determining assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The estimated forfeiture rate included in the option valuation is based on our past history of forfeitures. Due to the limited amount of forfeitures in the past, the Company’s estimated forfeiture rate has been zero.

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

Revenue recognition

Revenue from product shipments, including shipping and handling fees, is recognized once delivery has occurred, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenues from international distributors are recognized in the same manner. If title does not pass until the product reaches the customer’s delivery site, then revenue recognition is deferred until that time. There are no formal sales incentives offered to any of the Company’s customers. Volume discounts may be offered from time to time to customers purchasing large quantities on a per transaction basis. There are no special post shipment obligations or acceptance provisions that exist with any sales arrangements.

Inventories and Inventory Valuation

Inventories are stated at the lower of cost (average cost) or market. The Company reviews inventory for excess and obsolescence based on best estimates of future demand, product lifecycle status and product development plans.

During the second half of 2016, management began an inventory reduction program which, among other things, included selling aged raw materials inventory to industry brokers. As a result of this program and continued detailed review of aged inventory, the Company changed its excess and obsolescence reserve methodology from a specific identification methodology to an aging methodology. This change in estimate resulted in a $549,000 increase in inventory reserves, which increased costs of revenues in the fourth quarter of 2016.

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

Uncertain tax position

Under ASC 740, the Company must recognize and disclose uncertain tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The amounts recognized in the financial statements attributable to such position, if any, are recorded if there is a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. As of December 31, 2016 and 2015, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined in ASC 740, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s Notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2016 and 2015, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months.

Valuation of goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. Management first makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, based on the qualitative assessment, it is more likely than not that the estimated fair value of a reporting unit is in excess of its carrying amount, management will not perform quantitative assessment. If, however, the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management will perform a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment is reognized.

The Company’s goodwill balance of $1,351,392 at December 31, 2016 and 2015 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarters of 2016 and 2015 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be in excess of its carrying value.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold for sale is based on the fair value of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Results of Operations Year Ended December 31, 2016 Compared to 2015

Net consolidated revenues for the year ended December 31, 2016 were $31,326,727 as compared to $33,109,106 for the year ended December 31, 2015, a decrease of $1,782,379 or 5.4%. This decrease was primarily the result of a decline in customer orders for the Company’s network solutions segment, which started in the second half of 2015 and continued through the first half of 2016. This was largely due to reductions in customer capital spending, particularly by certain domestic wireless operators. The Company also experienced a decline in customer orders during the first quarter of 2016 in the Company’s test and measurement segment primarily due to a delay in the execution of orders on government projects, which impacted revenues for the first fiscal half of 2016. The Company realized increased carrier and government spending during the second fiscal half of 2016, resulting in a 23% increase in customer orders (to approximately $18,500,000 across the Company’s two business segments) as compared to customer orders realized during the first fiscal half of 2016. The Company’s consolidated backlog of firm sales orders increased to approximately $4,000,000 at December 31, 2016, as compared to approximately $2,500,000 at December 31, 2015, an increase of approximately 60%.

Net revenues from the Company’s network solutions products for the year ended December 31, 2016 were $20,198,377 as compared to $21,534,831 for the year ended December 31, 2015, a decrease of $1,336,454 or 6.2%. Net revenues from network solutions products accounted for 64.5% and 65.0% of net consolidated revenues for the years ended December 31, 2016 and 2015, respectively. The decrease in revenues during 2016 was primarily due to reduced demand for the Company’s passive RF components and subassemblies, largely as a result of reductions in capital spending by certain domestic wireless operators as described above.

Net revenues from the Company’s test and measurement products for the year ended December 31, 2016 were $11,128,350 as compared to $11,574,275 for the year ended December 31, 2015, a decrease of $445,925 or 3.9%. Net revenues from test and measurement products accounted for 35.5% and 35.0% of net consolidated revenues for the years ended December 31, 2016 and 2015, respectively. The decrease in revenues for 2016 was primarily due to a delay in execution of certain government projects as described above. Sales in the Company’s test and measurement segment can fluctuate period to period depending upon the approval and timing of government project funding.

The Company’s gross profit on consolidated net revenues for the year ended December 31, 2016 was $13,161,754 or 42.0% as compared to $14,827,874 or 44.8% as reported in the previous year. Gross profit decreased primarily due to an increase in inventory reserves, as well as lower absorption of fixed manufacturing costs for the twelve months ended December 31, 2016 as compared to same period in 2015. During the fourth quarter of 2016, the Company changed its inventory reserve methodology from a specific identification methodology to an aging methodology. Changes in inventory reserves, net of write-offs, increased costs of revenue by $800,000 for the twelve months ended December 31, 2016 as compared to the same period in 2015, of which, approximately $549,000 was incurred in the fourth quarter and was related to the methodology change.

Consolidated operating expenses for the year ended December 31, 2016 were $15,709,863 or 50.1% of consolidated net revenues as compared to $14,080,835 or 42.5% of consolidated net revenues for the year ended December 31, 2015. For the year ended December 31, 2016 as compared to the prior year, consolidated operating expenses increased by $1,629,028 or 11.6%. Consolidated operating expenses were higher in 2016 due to an increase in consolidated general and administrative expenses of $1,503,670, an increase in consolidated research and development expenses of $88,832 and an increase in consolidated sales and marketing expenses of $36,526. The increase in consolidated general and administrative expenses was primarily due to approximately $1,200,000 of costs incurred in 2016 in connection with the Company’s pursuit of strategic opportunities, including the acquisition of CommAgility, and an increase in non-cash stock compensation expense of $386,478. The increase in consolidated research and development expense was primarily due to an increase in external costs associated with product development projects in both our business segments of $245,696, offset by a decrease in salary expenses of $170,038. Consolidated sales and marketing expenses were higher in 2016 primarily due to an increase in non-employee sales commission of $41,922 partially offset by lower advertising and trade show expenses.

Other income, net of other non-operating expense, increased by $388,269 for the year ended December 31, 2016 as compared to the previous year. The increase in other income was primarily due to an insurance settlement in the amount of $485,000, offset by related legal fees and ongoing monitoring costs in connection with the Company’s ground water management plan associated with a facility previously leased by the Company’s Boonton operations.

For the year ended December 31, 2016, the Company recorded a tax benefit of $352,234. The tax benefit was primarily due to losses generated from the Company’s operations. For the year ended December 31, 2015, the Company recorded a tax expense of $345,940. The tax expense recorded was predominantly comprised of a non-cash deferred tax expense for federal income taxes and a current provision for state income taxes for which the Company makes estimated tax payments on a quarterly basis.

For the year ended December 31, 2016, the Company realized a net loss of $1,832,024 or $0.10 loss per share on a basic and diluted basis, as compared to net income of $376,681 or $0.02 income per share on a basic and diluted basis for the year ended December 31, 2015, a decrease of $2,208,705 or $0.12 per diluted share. The decrease was due to the factors discussed above.

Liquidity and Capital Resources

The Company’s working capital has decreased by $1,870,770 to $20,193,594 at December 31, 2016, from $22,064,364 at December 31, 2015. At December 31, 2016 and 2015, the Company’s current ratio was 6.5 to 1 and 13.5 to 1, respectively.

The Company had cash and cash equivalents of $9,350,803 at December 31, 2016, compared to a balance of $9,726,007 at December 31, 2015. The Company believes its current level of cash is sufficient to fund the Company’s current operating, investing and financing activities.

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of a former wholly owned subsidiary in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and as a result will increase the Company’s liquidity as cash needed to pay federal income taxes will be substantially reduced.

Operating activities provided $623,779 in cash for the year ended December 31, 2016. For the year ended December 31, 2015, operating activities provided $1,022,621 in cash flows. The 2016 decrease in cash provided by operations was primarily due to an increase in accounts payable, a decrease in accounts receivable and an increase in accrued expenses and other current liabilities, partially offset by a loss from operations, an increase in inventory and an increase in prepaid expenses and other assets. For 2015, cash provided by operations was primarily the result of net income from operations, a decrease in inventory, and a decrease in prepaid expenses and other assets, partially offset by a decrease in accounts payable, accrued expenses and other current liabilities, and an increase in accounts receivable.

The Company has historically turned over its accounts receivable approximately every two months. This average collection period has been sufficient to provide the working capital and liquidity necessary to operate the Company.

Net cash used for investing activities for the years ended December 31, 2016 and 2015 was $818,588 and $463,428, respectively. The use of cash was for capital expenditures, primarily production test equipment and capitalized external labor and software related to the Company’s online ordering system.

Financing activities used $180,395 in cash for the year ended December 31, 2016. The use of these funds was for periodic payments on an equipment lease and for the repurchase of 42,995 shares of the Company’s outstanding common stock. Financing activities used $1,556,699 in cash for the year ended December 31, 2015. The use of these funds was for the repurchase of 977,447 shares of the Company’s outstanding common stock and for periodic payments on an equipment lease, offset by proceeds from the exercise of stock options.

Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2016 consisted of the following:

Table of Contractual Obligations

		Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Facility Leases	$2,847,044	$421,138	$1,340,747	$962,210	$122,949
Purchase Obligations	744,531	744,531	—	—	—
Operating and Equipment Leases	272,614	52,764	158,292	61,558	—
	$3,864,189	$1,218,433	$1,499,039	$1,023,768	$122,949

During 2016, the Company maintained a line of credit with an investment bank. The credit facility provided borrowing availability of up to 100% of the Company’s money market account balance and 99% of the Company’s short-term investment securities and, under the terms and conditions of the loan agreement, was fully secured by said money fund account and any short-term investment holdings. Advances under the facility will bear interest at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) in effect at time of borrowing. Additionally, under the terms and conditions of the loan agreement, there was no annual fee and any amount outstanding under the loan facility could be paid at any time in whole or in part without penalty. On February 17, 2017, the Company partially funded the acquisition of CommAgility with the cash from this money market account. Thus the line of credit is no longer available to the Company.

On February 17, 2017, Wireless Telecommunications, Ltd. (the “Acquisition Subsidiary”), a U.K. corporation, which is a wholly owned subsidiary of the Company, completed the acquisition of all of the issued shares in CommAgility (the “Acquisition”) from CommAgility’s four founders (the “Sellers”).

The Acquisition was completed pursuant to the terms of a Share Purchase Agreement, dated February 17, 2017, and entered into by and among the Company, the Acquisition Subsidiary and the Sellers (the “Share Purchase Agreement”). Under the Share Purchase Agreement, the Sellers have given warranties, representations and indemnities in relation to CommAgility and its business which are customary for a transaction of this type. The consideration for CommAgility paid at closing was comprised of approximately $11,300,000 (approximately £9,000,000) in cash and 3,487,529 newly issued shares of the Company’s common stock (the “Consideration Shares”), valued at approximately $6,250,000 based upon a 10 day volume weighted average price for the shares of the Company’s common stock. Additionally, the Sellers are to be paid an additional $1,250,000 (£1,000,000) in four equal installments payable quarterly starting in June 2017. Further, the Sellers may earn up to an additional $12,500,000 (£10,000,000) payment if certain financial targets are achieved by CommAgility during calendar years 2017 and 2018. The cash portion of the consideration at closing was funded from a combination of cash on hand and borrowings from the Credit Facility.

Pursuant to the Share Purchase Agreement, 2,092,516 of the Consideration Shares are subject to forfeiture and return to the Company if (a) 2017 Adjusted EBITDA generated by CommAgility is less than £2,400,000; or (b) 2018 Adjusted EBITDA generated by CommAgility is less than £2,400,000 (in each case as determined by an audit of CommAgility conducted by the accountants of the Acquisition Subsidiary in accordance with the terms of the Share Purchase Agreement).

In connection with the Acquisition, on February 16, 2017, the Company and its domestic subsidiaries, as borrowers, and Bank of America, N.A., as lender, entered into the Credit Facility, which provides for a term loan in the aggregate principal amount of $760,000 (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the Credit Facility) of up to a maximum availability of $9,000,000 (“Revolver Commitment Amount”). Principal payments on the Term Loan are $38,000 per quarter with a balloon payment at maturity. The Term Loan and Revolver bear interest at LIBOR (subject to a floor of 0%) plus a margin ranging from 3.25% to 3.75% and 2.75% to 3.25%, respectively, based on the Company’s Fixed Coverage Charge Ratio (as defined in the Credit Facility) of the most recently completed fiscal quarter. Additionally, the Credit Facility includes an unused line fee of .50% and early termination fee of (a) 2% of the Revolver Commitment Amount and Term Loan if termination occurs before the first anniversary of Credit Facility and (b) 1% of the Revolver Commitment Amount and Term Loan if termination occurs after the first anniversary of the Credit Facility but before the second anniversary of the Credit Facility. The Credit Facility termination date is November 16, 2019.

The Credit Facility is secured by liens on substantially all of the Company’s and its domestic subsidiaries’ assets, including a pledge of 66 2/3% of the equity interests in the Company’s Foreign Subsidiaries (as defined in the Credit Facility). The Credit Facility contains customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. The Credit Facility also provides for a number of customary events of default, including, among others, payment, bankruptcy, representation and warranty, covenant, change in control, judgement and events or conditions that have a Material Adverse Effect (as defined in the Credit Facility).

The outstanding balance on the revolver as of March 3, 2017 is approximately $2,300,000.

The Company may continue to pursue strategic opportunities, including potential acquisitions, mergers, divestitures or other activities, which may require significant use of the Company’s capital resources and may affect the Company’s liquidity in future periods.

The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs and to meet the requirements under the asset-based loan agreement entered into on February 16, 2017. However, should current global economic conditions deteriorate, or the Company’s business otherwise experiences a downturn or the Company has an increased need for cash or capital resources, additional working capital funding may be required which may be difficult to obtain due to limited additional borrowing availability under the Credit Facility.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, the Company does not have any off-balance sheet arrangements.

Inflation and Seasonality

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

Recent Accounting Pronouncements Affecting the Company

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2017-04 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2017-01 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, to address some questions about the presentation and classification of certain cash receipts and payments in the statement of cash flows. The update addresses eight specific issues, including contingent consideration payments made after a business combination, distribution received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. As a result, ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.

The Company does not believe there are any other recently issued, but not yet effective accounting pronouncements, if adopted, that would have a material effect on the accompanying consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Industry Risk

The electronic test and measurement and wireless communications industries are cyclical which can cause significant fluctuations in revenues, gross profit margins and profits, from year to year. It is difficult to predict the timing of the changing cycles in the electronic test and measurement industry.

Item 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm and related Notes, are set forth on pages F1 through F28 and follow here.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Wireless Telecom Group, Inc.

Parsippany, NJ

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Telecom Group, Inc. and Subsidiaries at December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PKF O’Connor Davies, LLP

March 17, 2017

New York, NY

F - 2

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

-ASSETS-
	December 31,
	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$9,350,803	$9,726,007
Accounts receivable – net of allowance for doubtful accounts of $10,740 and $105,568 for 2016 and 2015, respectively	5,183,869	5,451,161
Inventories – net of reserves of $1,549,089 and $1,110,288, respectively	8,452,751	8,068,728
Prepaid expenses and other current assets	866,035	586,889
TOTAL CURRENT ASSETS	23,853,458	23,832,785

PROPERTY, PLANT AND EQUIPMENT - NET	2,166,566	1,742,888

OTHER ASSETS:
Goodwill	1,351,392	1,351,392
Deferred income taxes	7,403,600	7,013,929
Other assets	660,119	765,330
TOTAL OTHER ASSETS	9,415,111	9,130,651

TOTAL ASSETS	$35,435,135	$34,706,324

CURRENT LIABILITIES:
Accounts payable	$2,986,797	$1,046,651
Accrued expenses and other current liabilities	673,067	648,010
Equipment lease payable	—	73,760
TOTAL CURRENT LIABILITIES	3,659,864	1,768,421

LONG TERM LIABILITIES:
Deferred rent	69,058	33,452

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 29,786,224 and 29,627,891 shares issued, 18,751,346 and 18,636,008 shares outstanding, respectively	297,862	296,279
Additional paid-in capital	40,563,002	39,865,331
Retained earnings	11,668,829	13,500,853
Treasury stock, at cost – 11,034,878 and 10,991,883 shares, respectively	(20,823,480)	(20,758,012)
TOTAL SHAREHOLDERS’ EQUITY	31,706,213	32,904,451

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,435,135	$34,706,324

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS

Wireless Telecom Group, Inc.

	For the Years Ended December 31,
	2016	2015
NET REVENUES	$31,326,727	$33,109,106

COST OF REVENUES	18,164,973	18,281,232

GROSS PROFIT	13,161,754	14,827,874

OPERATING EXPENSES:
Research and development	4,046,106	3,957,274
Sales and marketing	5,196,331	5,159,805
General and administrative	6,467,426	4,963,756
TOTAL OPERATING EXPENSES	15,709,863	14,080,835

OPERATING INCOME (LOSS)	(2,548,109)	747,039

OTHER (INCOME) EXPENSE - NET	(363,851)	24,418

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(2,184,258)	722,621

PROVISION (BENEFIT) FOR INCOME TAXES	(352,234)	345,940

NET INCOME (LOSS)	$(1,832,024)	$376,681

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.10)	$0.02
Diluted	$(0.10)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,464,022	19,335,768
Diluted	19,170,322	20,322,017

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

	Common Stock Issued	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Treasury Stock at Cost	Total
BALANCE AT DECEMBER 31, 2014	29,510,891	$295,109	$39,530,325	$13,124,172	$(19,319,241)	$33,630,365

Net income	—	—	—	376,681	—	376,681

Restricted stock issued	100,000	1,000	(1,000)	—	—	—

Forfeiture of restricted stock	(13,000)	(130)	130	—	—	—

Issuance of shares in connection with stock options exercised	30,000	300	23,100	—	—	23,400

Share-based compensation expense	—	—	312,776	—	—	312,776

Repurchase of common stock	—	—	—	—	(1,438,771)	(1,438,771)

BALANCE AT
DECEMBER 31, 2015	29,627,891	$296,279	$39,865,331	$13,500,853	$(20,758,012)	$32,904,451

Net (loss)	—	—	—	(1,832,024)	—	(1,832,024)

Restricted stock issued	188,333	1,883	(1,883)	—	—	—

Forfeiture of restricted stock	(30,000)	(300)	300	—	—	—

Share-based compensation expense	—	—	699,254	—	—	699,254

Repurchase of common stock	—	—	—	—	(65,468)	(65,468)

BALANCE AT DECEMBER 31, 2016	29,786,224	$297,862	$40,563,002	$11,668,829	$(20,823,480)	$31,706,213

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

	For the Years Ended December 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	($1,832,024)	$376,681
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	503,060	458,633
Share-based compensation expense	699,254	312,776
Deferred rent	35,606	33,452
Deferred income taxes	(389,671)	275,720
Provision for (recovery of) doubtful accounts	(94,828)	54,147
Inventory reserves	438,801	73,041
Changes in assets and liabilities:
Accounts receivable	362,120	(399,067)
Inventories	(822,824)	399,308
Prepaid expenses and other assets	(173,935)	235,542
Accounts payable	1,873,163	(138,579)
Accrued expenses and other current liabilities	25,057	(659,033)
Net cash provided by operations	623,779	1,022,621

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Capital expenditures	(818,588)	(463,428)

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Repayments on equipment lease payable	(114,927)	(141,328)
Proceeds from exercise of stock options	—	23,400
Repurchase of common stock – 42,995 shares in 2016 and 977,447 shares in 2015	(65,468)	(1,438,771)
Net cash (used for) financing activities	(180,395)	(1,556,699)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(375,204)	(977,506)

Cash and cash equivalents, at beginning of year	9,726,007	10,723,513

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$9,350,803	$9,726,007

SUPPLEMENTAL INFORMATION:

Cash paid during the year for taxes	$117,438	$63,762

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital expenditures	$(41,904)	$(48,804)
Equipment lease payable	$41,904	$48,804

The accompanying notes are an integral part of these consolidated financial statements.

F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE	1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation:

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), designs and manufactures radio frequency (“RF”) and microwave-based products for wireless and advanced communications industries and currently markets its products and services worldwide under the Boonton, Microlab and Noisecom brands. The Company’s complementary suite of high performance instruments and components includes peak power meters, signal analyzers, RF passive components and integrated subsystems, noise modules and precision noise generators. The Company serves both commercial and government markets with workflow-oriented, built-for-purpose solutions in distributed antenna systems (“DAS”), cellular/mobile, WiFi, WiMAX, private mobile radio, satellite, cable, radar, avionics, medical, and computing applications. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name, Noise Com, Inc., and its wholly owned subsidiaries including Boonton Electronics Corporation and Microlab/FXR. All intercompany transactions are eliminated in consolidation.

The Company presents its operations in two reportable segments: (1) network solutions and (2) test and measurement. The network solutions segment is comprised primarily of the operations of Microlab. The test and measurement segment is comprised of the operations of Boonton and Noisecom.

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

The Company has limited concentration of credit risk in accounts receivable due to the large number of entities comprising its customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount. Credit risk is mitigated to a lesser extent through collateral such as letters of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed independent of the Company’s sales team to ensure segregation of duties.

For the years ended December 31, 2016 and 2015, no single customer accounted for 10% or more of the Company’s total consolidated revenues. At December 31, 2016, one customer represented 16% of the Company’s gross accounts receivable balance. No other single customer represented 10% or more of the Company’s gross accounts receivable balance at December 31, 2016. At December 31, 2015, no single customer represented 10% or more of the Company’s gross accounts receivable balance.
F - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE	1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

For the year ended December 31 2016, no single third-party supplier accounted for 10% or more of the Company’s total consolidated inventory purchases. For the year ended December 31, 2015, two third-party suppliers each accounted for approximately 10% of the Company’s total consolidated inventory purchases. No other third-party supplier accounted for 10% or more of the Company’s total consolidated inventory purchases for the year ended 2015.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of operating and money market accounts.

The Company classifies investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. As of December 31, 2016, substantially all of the Company’s investments consisted of cash and cash equivalents.

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

Inventories:

Raw material inventories are stated at the lower of cost (average cost) or market. Finished goods and work-in-process are valued at average cost of production, which includes material, labor and manufacturing expenses.

The Company reviews inventory for excess and obsolescence based on best estimates of future demand, product lifecycle status and product development plans. During the second half of 2016, management initiated an inventory reduction program which, among other things, included selling aged raw materials inventory to industry brokers. As a result of this program, and continued detailed review of aged inventory, the Company changed its excess and obsolescence reserve methodology from a specific identification methodology to an aging methodology. This change in estimate resulted in a $549,000 increase in inventory reserves, which increased cost of revenues in the fourth quarter of 2016.

Inventory carrying value is net of inventory reserves of $1,549,089 and $1,110,288 as of December 31, 2016 and 2015, respectively.

Inventories consist of:

	December 31,
	2016	2015
Raw materials	$3,558,430	$3,993,052
Work-in-process	531,210	628,140
Finished goods	4,363,111	3,447,536
	$8,452,751	$8,068,728
F - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE	1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Goodwill:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. Management first makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, based on the qualitative assessment it is more likely than not, the estimated fair value of a reporting unit is in excess of its carrying amount, management will not perform any quantitative assessment. If, however, the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management will perform a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment is recognized.

The Company’s goodwill balance of $1,351,392 at December 31, 2016 and 2015 relates to one of the Company’s reporting units, Microlab. Management’s qualitative assessment performed in the fourth quarters of 2016 and 2015 did not indicate any impairment of Microlab’s goodwill as its fair value is estimated to be in excess of its carrying value.

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

The Company accrues a provision for sales returns as a reduction of revenue at the time of sale.

Research and Development Costs:

Research and development costs are charged to operations when incurred. The amounts charged to operations for the years ended December 31, 2016 and 2015 were $4,046,106 and $3,957,274, respectively.

Advertising Costs:

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $150,283 and $210,940 for the years ended December 31, 2016 and 2015, respectively.

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

Income (Loss) Per Common Share:

Basic income (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Years Ended December 31,
	2016	2015
Weighted average number of common shares outstanding — Basic	18,464,022	19,335,768
Potentially dilutive common stock equivalents	706,300	986,249
Weighted average number of common and equivalent shares outstanding-Diluted	19,170,322	20,322,017

Common stock equivalents are included in the diluted income (loss) per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

The weighted average number of common stock equivalents not included in diluted income (loss) per share, because the effects are anti-dilutive, was 1,189,452 and 468,805 for 2016 and 2015, respectively.
F - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE	1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements Affecting the Company:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is in the process of evaluating the impact of ASU 2017-04 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is in the process of evaluating the impact of ASU 2017-01 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, to address some questions about the presentation and classification of certain cash receipts and payments in the statement of cash flows. The update addresses eight specific issues, including contingent consideration payments made after a business combination, distribution received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of ASU 2016-02 on its consolidated financial statements.
F - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE	1	-	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

			In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

			In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. As a result, ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.

			Management does not believe there are any other recently issued, but not yet effective accounting pronouncements, if adopted, that would have a material effect on the accompanying consolidated financial statements.

NOTE	2	-	PROPERTY, PLANT AND EQUIPMENT:

			Property, plant and equipment, consist of the following as of December 31:

	2016	2015
Machinery and equipment	$6,392,013	$5,532,832
Furniture and fixtures	139,754	124,943
Transportation equipment	120,758	158,549
Leasehold improvements	984,105	984,105
	7,636,630	6,800,429
Less: accumulated depreciation	5,470,064	5,057,541
	$2,166,566	$1,742,888

Depreciation expense of $503,060 and $458,633 was recorded for the years ended December 31, 2016 and 2015, respectively.

NOTE	3	-	OTHER ASSETS:

Other assets consist of the following as of December 31:

	2016	2015
Product demo assets	$559,874	$680,298
Security deposit	50,000	50,000
Other	50,245	35,032
Total	$660,119	$765,330

Product demo assets are net of reserves of $1,001,619 and $872,012 as of December 31, 2016 and 2015, respectively.
F - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE	4	-	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following as of December 31:

	2016	2015
Professional fees	$195,286	$65,055
Commissions	130,110	211,051
Sales and use tax	112,734	114,806
Payroll and related benefits	93,202	192,902
Goods received not invoiced	10,376	2,986
Other	131,359	61,210
Total	$673,067	$648,010

NOTE	5	-	STOCK REPURCHASES:

			During 2016 and 2015, under the Company’s stock repurchase program, the Company repurchased 42,995 shares and 977,447 shares, respectively, of its own common stock pursuant to the program at an aggregate cost of $65,468, or $1.52 average cost per share and $1,438,771, or $1.47 average cost per share, respectively.

			The Company funded the above transactions from available cash.

NOTE	6	-	SHAREHOLDERS’ EQUITY:

			Incentive Compensation Plan:

			In 2012, the Company’s Board of Directors and shareholders approved the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”), which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the 2012 Plan provided for the grant of awards relating to 2,000,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the Amended and Restated 2012 Plan. As of December 31, 2016, there were 1,096,000 shares available for issuance under the Amended and Restated 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

			Service-based options granted have ten year terms and, from the date of grant, typically vest annually and become fully exercisable after a maximum of five years. However, vesting conditions are determined on a grant by grant basis. Performance-based options granted have ten year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s compensation committee of the board of directors.

			Under the Amended and Restated 2012 Plan, options may be granted to purchase shares of the Company’s common stock exercisable at prices equal to or above the fair market value on the date of the grant.
F - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE	6	-	SHAREHOLDERS’ EQUITY (Continued):

The following summarizes the components of share-based compensation expense by equity instrument for the years ended December 31:

	2016	2015
Service-based stock options	$354,896	$—
Service-based restricted common stock	208,345	210,600
Performance-based stock options	114,600	85,205
Performance-based restricted common stock	21,413	16,971
Total share-based compensation expense	$699,254	$312,776

Stock-based compensation for the years ended 2016 and 2015 is included in general and administrative expenses in the accompanying consolidated statement of operations.

The performance-based and service-based stock options outstanding and exercisable as of December 31, 2016 are summarized as follows:

	Weighted average	Options	Options	Weighted average
	exercise price	Outstanding	Exercisable	remaining life
Performance-based	$1.32	2,165,000	1,090,000	5.0 years
Service-based	$1.51	1,198,000	181,333	7.5 years
		3,363,000	1,271,333

Restricted common stock awards:

On June 8, 2016, the Company granted 150,000 shares of restricted common stock to certain non-employee directors of the Company under the Amended and Restated 2012 Plan. The shares were granted at a price of $1.33 per share. On June 30, 2016, the Company appointed Timothy Whelan as Chief Executive Officer. Mr. Whelan forfeited the 30,000 shares of restricted common stock that were granted to him on June 8, 2016 as a non-employee director in connection with his appointment as Chief Executive Officer. The remaining 120,000 shares of restricted common stock granted on June 8, 2016 will fully vest on the date of the Company’s next annual shareholders meeting to be held in May 2017, or a vesting period of approximately one year, provided that the director’s service continues through the vesting date. The total compensation expense to be recognized over the one-year vesting period with respect to the remaining 120,000 shares of restricted common stock is $159,600.

On June 30, 2016, the Company granted 8,333 shares of restricted common stock to its newly appointed Chief Executive Officer under the Amended and Restated 2012 Plan. The shares were granted at a price of $1.34 per share and will vest in sixteen equal quarterly installments over a period of four years, provided that the executive officer’s service with the Company continues through each quarterly vesting date, so that the shares will fully vest on June 30, 2020. The total compensation expense to be recognized over the four-year vesting period is $11,166.

On November 9 and 13, 2016, the Company granted 15,000 shares of restricted common stock to each of its newly appointed non-employee directors of the Company under the Amended and Restated 2012 Plan. The shares were granted at prices of $1.64 and $1.59 per share, respectively. The aggregate 30,000 shares of restricted common stock granted in November 2016 will fully vest on the date of the Company’s next annual shareholders meeting to be held in May 2017, or a vesting period of approximately six months, provided that the director’s service continues through the vesting date. The total compensation expense to be recognized over the six-month vesting period is $48,450.
F - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE	6	-	SHAREHOLDERS’ EQUITY (Continued):

The following tables summarize the restricted common stock awards granted to certain directors, officers and employees of the Company during the years ended December 31, 2016 and 2015 under the 2012 Plan:

Year ended December 31, 2016	Number of Shares	Fair Market Value per
Individuals	Granted	Granted Share	Vesting Date
Board of Directors	120,000	$1.33	Next Annual Meeting	(May 2017)
	15,000	$1.64	Next Annual Meeting	(May 2017)
	15,000	$1.59	Next Annual Meeting	(May 2017)
Chief Executive Officer	8,333	$1.34	Incremental time vest	(June 2020)
Total shares granted	158,333

Year ended December 31, 2015	Number of Shares	Fair Market Value per
Individuals	Granted	Granted Share	Vesting Date
Board of Directors	100,000	$2.22	Annual Meeting	(June 2016)

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved stock compensation plan, as of December 31, 2016 and 2015, and changes during the years ended December 31, 2016 and 2015 are presented below:

		Weighted Average
		Grant Date
Non-vested Shares	Number of Shares	Fair Value
Non-vested at January 1, 2015	180,000	$2.09

Granted	100,000	$2.22
Vested	(80,000)	$2.49
Forfeited	(13,000)	$1.77
Non-vested at December 31, 2015	187,000	$2.01

Granted	188,333	$1.38
Vested	(101,042)	$2.22
Forfeited	(30,000)	$1.33
Non-vested at December 31, 2016	244,291	$1.52

Under the terms of the performance-based restricted common stock award agreements pertaining to the 87,000 shares of restricted stock awards granted to employees in 2013, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the award agreements and the Amended and Restated 2012 Plan), the restricted stock shall automatically vest as permitted by the Plan. For the performance-based restricted stock awarded in 2013, the Company’s Board of Directors adopted specific revenue and earnings performance targets as vesting conditions. During the first quarter of 2015, management determined the performance conditions related to these restricted stock awards are probable to be achieved by the year ending 2020. As a result, the Company adjusted the amortization of the fair market value of these awards over the revised implicit service period from December 2017 to December 2020. If management determines in future periods the achievement of performance conditions are probable to occur sooner than expected, the Company will accelerate the expensing of any unamortized balance as of that determination date.
F - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY (Continued):

As of December 31, 2016, the unearned compensation related to Company granted restricted common stock is $207,521 of which $112,100 (pertaining to 150,000 service-based restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual meeting to be held in May 2017, the vesting date, and $9,770 (pertaining to 8,333 service-based restricted common stock awards) will be amortized on a straight-line basis through June 30, 2020, the date which they will have fully vested. The remaining balance of $85,651 (pertaining to 87,000 performance-based restricted common stock awards issued in 2013) will be amortized on a straight-line basis through December 31, 2020, the revised implicit service period.

Performance-based stock option awards:

A summary of performance-based stock option activity, and related information for the years ended December 31 2016 and 2015 follows:

		Weighted Average
	Options	Exercise Price

Outstanding, January 1, 2015	2,070,000	$1.33

Granted	50,000	$1.83
Exercised	(30,000)	$0.78
Forfeited	(125,000)	$1.77
Expired	—	—
Outstanding, December 31, 2015	1,965,000	$1.32

Granted	200,000	$1.36
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2016	2,165,000	$1.32

Options exercisable:
December 31, 2015	1,090,000	$0.96
December 31, 2016	1,090,000	$0.96

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of December 31, 2016 and 2015 was $1,282,950 and $846,350, respectively. The aggregate intrinsic value of performance-based stock options exercised in 2015 was $42,300.

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

Under the terms of the performance-based stock option agreement granted on May 16, 2016, the award will incrementally vest and become exercisable upon achievement of specific annualized revenue targets in the Company’s network solutions segment. As of December 31, 2016, the Company had not incurred expense relating to this performance-based stock option as management determined it was more likely than not that the revenue targets would not be achieved.

As of December 31, 2016, the unearned compensation related to the performance-based stock option to acquire 825,000 shares of common stock granted in August 2013 (with a weighted average per share exercise price of $1.77) and the performance-based stock option to acquire 50,000 shares of common stock granted in September 2015 (with a weighted average per share exercise price of $1.83) is $419,140 and $39,259, respectively, which have been, and are expected to be, amortized on a straight-line basis through December 31, 2020, the implicit service period. Unearned compensation in the amount of $155,810 related to the performance-based stock option granted in May 2016 (with a weighted average per share exercise price of $1.36) will begin to be amortized when achievement of specific annualized revenue targets in the Company’s network solutions segment are determined to be probable.

The Company’s performance-based stock options granted prior to 2013 (consisting of 1,090,000 options) are fully amortized. For the years ended December 31, 2016 and 2015, the Company recorded compensation expense related to performance-based options in the amount of $114,600 and $85,205, respectively.

F - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY (Continued):

Service-based stock option awards:

A summary of service-based stock option activity, and related information for the years ended December 31, follows:

		Weighted Average
	Options	Exercise Price

Outstanding, January 1, 2015	522,000	$2.51
Granted	145,000	$1.30
Exercised	—	—
Forfeited	(120,000)	$2.28
Expired	(24,000)	$2.55
Outstanding, December 31, 2015	523,000	$2.23

Granted	1,040,000	$1.41
Exercised	—	—
Forfeited	(70,000)	$1.33
Expired	(295,000)	$2.46
Outstanding, December 31, 2016	1,198,000	$1.51

Options exercisable:
December 31, 2015	378,000	$2.58
December 31, 2016	181,333	$2.09

The aggregate intrinsic value of outstanding service-based stock options (regardless of whether or not such options are exercisable) as of December 31, 2016 and 2015 was $567,300 and $0, respectively.

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

Under the terms of the remaining service-based stock option agreements relating to the June 8, 2016 stock option grants to the non-employee directors of the Company, the awards will fully vest on the date of the Company’s next annual shareholder’s meeting to be held in May 2017, or a vesting period of approximately one year, provided that the director’s service continues through the vesting date.

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

Under the terms of the service-based stock option agreement relating to the June 30, 2016 stock option grant, the award vests in sixteen equal quarterly installments over a period of four years and shall be fully vested on June 30, 2020.

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

On September 16, 2016, the Company granted to certain employees of the Company service-based stock options to acquire a total of 200,000 shares of common stock at an exercise price of $1.60 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on September 16, 2016, the date of grant. The per share fair-value of these service-based options was $0.95. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.21% and expected option life of four years. The volatility assumption was 81.21% and the forfeiture rate was assumed to be 0%.

Under the terms of the service-based stock option agreements relating to the September 16, 2016 stock option grants, the awards vest in four equal annual installments over a period of four years and shall be fully vested on September 16, 2020.

On October 24, 2016, the Company granted to an employee of the Company service-based stock options to acquire 20,000 shares of common stock at an exercise price of $1.62 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on October 24, 2016, the date of grant. The per share fair-value of these service-based options was $0.95. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.27% and expected option life of four years. The volatility assumption was 79.84% and the forfeiture rate was assumed to be 0%.

Under the terms of the service-based stock option agreement relating to the October 24, 2016 stock option grant, the award vests in four equal annual installments over a period of four years and shall be fully vested on October 24, 2020.

F - 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 6	-	SHAREHOLDERS’ EQUITY (Continued):

On November 9, 2016, the Company granted to a non-employee director of the Company service-based stock options to acquire 35,000 shares of common stock at an exercise price of $1.64 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on November 9, 2016, the date of grant. The per share fair-value of these service-based options was $0.97. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.49% and expected option life of four years. The volatility assumption was 80.05% and the forfeiture rate was assumed to be 0%. These stock options were granted in connection with the annual compensation for services as a Company director. Such equity awards are intended to replace the cash component of the director compensation.

Under the terms of the service-based stock option agreement relating to the November 9, 2016 stock option grant to a non-employee director of the Company, the award will fully vest on the date of the Company’s next annual shareholder’s meeting to be held in May 2017, or a vesting period of approximately six months, provided that the director’s service continues through the vesting date.

On November 13, 2016, the Company granted to a non-employee director of the Company service-based stock options to acquire 35,000 shares of common stock at an exercise price of $1.59 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on November 13, 2016, the date of grant. The per share fair-value of these service-based options was $0.94. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.56% and expected option life of four years. The volatility assumption was 80.07% and the forfeiture rate was assumed to be 0%. These stock options were granted in connection with the annual compensation for services as a Company director. Such equity awards are intended to replace the cash component of the director compensation.

Under the terms of the service-based stock option agreement relating to the November 13, 2016 stock option grant to a non-employee director of the Company, the award will fully vest on the date of the Company’s next annual shareholder’s meeting to be held in May 2017, or a vesting period of approximately six months, provided that the director’s service continues through the vesting date.

As of December 31, 2016, the unearned compensation related to the service-based stock options granted in 2016 and 2015 was $544,617, which will be amortized over each of the grant’s respective service periods.

At December 31, 2016, the Company’s service-based stock options granted prior to November 2015 were fully amortized.

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

F - 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7	-	SEGMENT AND RELATED INFORMATION (Continued):

Financial information by reportable segment as of and for the years ended December 31, 2016 and 2015 is presented below:

	2016	2015
Net revenues by segment:
Network solutions	$20,198,377	$21,534,831
Test and measurement	11,128,350	11,574,275
Total consolidated net revenues and net revenues of reportable segments	$31,326,727	$33,109,106

Segment income (loss):
Network solutions	$2,485,585	$3,290,220
Test and measurement	(248,468)	729,090
Income from reportable segments	2,237,117	4,019,310

Other unallocated amounts:
Corporate expenses	(4,785,226)	(3,272,271)
Other income - net	363,851	(24,418)

Consolidated income (loss) from operations before income taxes	$(2,184,258)	$722,621

Depreciation and amortization by segment:
Network solutions	$254,590	$225,194
Test and measurement	248,470	233,439
Total depreciation and amortization for reportable segments	$503,060	$458,633

Capital expenditures by segment (a):
Network solutions	$463,626	$371,718
Test and measurement	354,962	91,710
Total consolidated capital expenditures by reportable segment	$818,588	$463,428

Total assets by segment:
Network solutions	$10,594,770	$10,638,961
Test and measurement	7,851,479	7,153,310
Total assets for reportable segments	18,446,249	17,792,271

Corporate assets, principally cash and cash equivalents and deferred income taxes	16,988,886	16,914,053
Total consolidated assets	$35,435,135	$34,706,324

(a)	Net of equipment lease payable of $41,904 for 2016 (network solutions segment) and $48,804 for 2015 (test and measurement segment).
F - 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7	-	SEGMENT AND RELATED INFORMATION (Continued):

In addition to its in-house sales staff, the Company uses manufacturers’ representatives to sell its products. For the year ended December 31, 2016, two representatives each accounted for approximately 12% and 11% of total consolidated revenues. No other single manufacturers’ representative accounted for 10% or more of total consolidated revenues in 2016. For the year ended December 31, 2015, no representative accounted for more than 10% of total consolidated revenues.

Regional Revenues:

Net consolidated revenues from operations by region were as follows:

	For the Years
	Ended December 31,
	2016	2015
Americas	$24,155,154	$24,946,340
Europe, Middle East, Africa (EMEA)	5,497,826	5,885,975
Asia Pacific (APAC)	1,673,747	2,276,791
	$31,326,727	$33,109,106

Net revenues are attributable to a geographic area based on the destination of the product shipment, which may not be the final geographic destination of our international distributors’ end customer. The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2016 and 2015, sales in the United States amounted to $23,269,462 and $23,040,410, respectively. Shipments to the remaining regions presented above were largely concentrated in Israel and Germany (EMEA) and China (APAC). For the years ended December 31, 2016 and 2015, sales to Israel amounted to $1,178,295, or 21%, and $1,667,854, or 28%, of all shipments to the EMEA region, respectively. For the years ended December 31, 2016 and 2015, sales to Germany amounted to $715,518, or 13%, and $1,068,093, or 18%, of all shipments to the EMEA region, respectively. Sales to China, for the years ended December 31, 2016 and 2015, amounted to $1,104,217, or 66%, and $1,453,736, or 64%, of all shipments to the APAC region, respectively. There were no other shipments significantly concentrated in one country.

NOTE 8	-	RETIREMENT PLAN:

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2016 and 2015 amounted to $378,497 and $425,462, respectively.

NOTE 9	-	INCOME TAXES:

The components of income tax expense (benefit) related to income (loss) from operations are as follows:

	Years Ended December 31,
	2016	2015
Current:
Federal	$—	$5,272
State	37,437	64,948
Deferred:
Federal	(340,183)	244,737
State	(49,488)	30,983
	$(352,234)	$345,940

F - 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9	-	INCOME TAXES (Continued):

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to operations:

	Years Ended December 31,
	2016	2015
	% of	% of
	Pre Tax	Pre Tax
	Earnings	Earnings
Statutory federal income tax rate	(34.0)%	34.0%
Statutory state income tax rate	(6.0)	6.0
State income tax net of federal tax benefit	7.7	3.6
Net change in valuation allowance	11.9	—
Permanent differences	6.9	1.8
Other	(2.6)	2.5
	(16.1)%	47.9%

In 2016 and 2015, the difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance and a current provision for state income taxes, respectively.

The components of deferred income taxes are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Uniform capitalization of inventory costs for tax purposes	$166,017	$158,599
Reserves on inventories	619,636	444,115
Reserves on product returns	48,564	—
Accruals	—	10,000
Tax effect of goodwill	(540,557)	(507,524)
Book depreciation over tax	(121,890)	(43,514)
Other timing differences	135,156	105,725
Net operating loss carryforward	12,559,023	11,035,216
	12,865,949	11,202,617
Valuation allowance for deferred tax assets	(5,462,349)	(4,188,688)
	$7,403,600	$7,013,929

The Company has a domestic federal and state net operating loss carryforward at December 31, 2016 of approximately $17,500,000 and $42,300,000, respectively, which expires in 2029. The Company also has a foreign net operating loss carryforward at December 31, 2016 of approximately Euro 12,900,000 and approximately Euro 12,400,000 for German corporate tax and German trade tax purposes, respectively.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowances of $5,462,349 and $4,188,688 at December 31, 2016 and 2015, respectively, are primarily associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity which is unlikely to be realized in future periods. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of December 31, 2016, management believes that is more likely than not that the Company will fully realize the benefits of its deferred tax assets associated with its domestic federal net operating loss carryforward.

F - 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9	-	INCOME TAXES (Continued):

The Company files income tax returns in its U.S. (federal and state of New Jersey) taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2013.

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

Operating Leases:

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which has a term ending March 31, 2023 and is currently being used as the Company’s principal corporate headquarters and manufacturing plant. The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes, and insurance.

Monthly lease payments range from approximately $33,000 in year one to approximately $41,000 in year eight. Additionally, the Company had available an allowance of approximately $300,000 towards alterations and improvements to the premises, which expired on January 31, 2017. The Company used substantially all of the improvement allowance prior to its expiration. The lease can be renewed at the Company’s option for one five-year period at fair market value to be determined at term expiration.

The future minimum lease payments are shown below:

2017	$421,138
2018	433,772
2019	446,786
2020	460,189
2021	473,995
Thereafter	611,164
$2,847,044

Rent expense, inclusive of common area maintenance charges, for the years ended December 31, 2016 and 2015 was $584,605 and $542,218, respectively.

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2023. All leases may be renewed at the end of their respective leasing periods. Future payments relative to continuing operations consist of the following at December 31, 2016:

2017	$52,764
2018	52,764
2019	52,764
2020	52,764
2021	52,764
Thereafter	8,794
$272,614

F - 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10	-	COMMITMENTS AND CONTINGENCIES (Continued):

Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2016 consisted of the following:

Table of Contractual Obligations

		Payments by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Facility Leases	$2,847,044	$421,138	$1,340,747	$962,210	$122,949
Purchase Obligations	744,531	744,531	—	—	—
Operating and Equipment Leases	272,614	52,764	158,292	61,558	—
	$3,864,189	$1,218,433	$1,499,039	$1,023,768	$122,949

Environmental Contingencies:

In 1982, Boonton and the New Jersey Department of Environmental Protection (the “NJDEP”) agreed upon a plan to correct ground water contamination at the site, located in the township of Parsippany-Troy Hills, pursuant to which wells have been installed by Boonton. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time that contamination levels are satisfactory to the NJDEP. In 2014, the Company received approval for a groundwater permit from the NJDEP to carry out the final remedial action work plan and report. Under the final phase of the plan, there will be limited and reduced monitoring and testing as long as concentrations at the site continue on a decreasing trend.

Expenditures incurred by the Company during the year ended December 31, 2016 and 2015 in connection with the site amounted to approximately $18,000 and $22,000, respectively. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management is unable to estimate future remediation costs, if any, at this time. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases the Company from all obligations.

In December 2016, the Company entered into an agreement with an insurance company to settle prior disputes between the parties related to whether insurance policies were issued by a former insurer and whether they provided coverage for expenses arising from the NJDEP environmental matter. Under the terms of the settlement agreement, the Company received a payment in the amount of approximately $485,000 for full and final settlement of any and all claims which is reflected in other income (net) in the accompanying 2016 consolidated statement of operations.

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

F - 26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 10	-	COMMITMENTS AND CONTINGENCIES (Continued):

As of December 31, 2016, the Company had no borrowings outstanding under the facility and approximately $4,500,000 of borrowing availability. The Company believes cash generated from operations will adequately meet near-term working capital requirements. On February 17, 2017, the Company partially funded the acquisition of CommAgility Limited with the cash from this money market account. Thus the line of credit is no longer available to the Company.

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

NOTE 11	-	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of selected quarterly financial data from operations (in thousands, except per share amounts).

2016	Quarter

	1st	2nd	3rd	4th
Net revenues	$6,368	$7,610	$8,344	$9,004
Gross profit	2,720	3,339	3,823	3,280
Operating income (loss)	(921)	(353)	268	(1,542)
Net income (loss)	(576)	(218)	122	(1,159)
Diluted net income (loss) per share	$(.03)	$(.01)	$.01	$(.06)

2015	Quarter

	1st	2nd	3rd	4th
Net revenues	$8,628	$8,213	$8,339	$7,929
Gross profit	3,864	3,566	3,623	3,775
Operating income	339	148	162	98
Net income	194	84	75	24
Diluted net income per share	$.01	$.01	$.00	$.00

NOTE 12	-	SUBSEQUENT EVENTS:

On February 16, 2017, the Company entered into a senior credit facility and an asset-based lending agreement with a bank for the purpose of funding the acquisition of CommAgility Limited. The senior credit facility provides for a term loan in the aggregate principal amount of $760,000. Principal payments are $38,000 per quarter with a balloon payment at maturity. The asset-based revolving loan is subject to a borrowing base calculation, as defined in the agreement, up to a maximum availability of $9,000,000. The term loan and asset-based revolver bear interest at LIBOR (subject to a floor of 0%) plus a margin ranging from 3.25% to 3.75% and 2.75% and 3.25%, respectively, based on a fixed coverage charge ratio, as defined in the credit facility. Additionally, the credit facility is subject to customary terms and conditions, including an unused line fee and early termination fee. The credit facility termination date is November 16, 2019.

F - 27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 12	-	SUBSEQUENT EVENTS (Continued):

On February 17, 2017, the Company completed the acquisition of CommAgility Ltd., a U.K. corporation (“CommAgility”) specializing in LTE technology. CommAgility is a vital supplier of signal processing technology for network validation systems, supporting LTE and emerging 5G networks, and its solution sets solve unique solutions for LTE/4G. The Company paid an initial purchase price of $17,550,000 comprised of approximately $11,300,000 in cash and approximately $6,250,000 in the form of 3,487,528 shares of the Company’s common stock. An additional $1,250,000 in cash is due to the sellers of CommAgility (the “Sellers”) in four equal installments payable quarterly starting in June 2017. Further, the Sellers may earn up to an additional $12,500,000 if certain financial targets are met during calendar year 2017 and 2018. The cash portion of the consideration at close was funded from a combination of cash on hand and borrowings from the credit facility disclosed above.

The initial purchase price accounting and purchase price allocation for the acquisition of CommAgility have not been completed at the date of this filing given the proximity to the acquisition date. The purchase price, including an estimate of the contingent consideration, will be allocated to the tangible and intangible assets and liabilities acquired based on estimated fair values at the acquisition date, with any excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

In connection with the acquisition of CommAgility, the Company incurred approximately $790,000 in related expenses through December 31, 2016 that are included in general and administrative expense in the accompanying Statement of Operations.

F - 28

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

(b) Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

(c) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

30

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is set forth under “Director Nominees and Executive Officers of the Company,” “Code of Business Conduct and Ethics” and “Corporate Governance Guidelines and Committees of the Board of Directors” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required under this item is set forth under “Executive Compensation,” “Compensation for the Named Executive Officers in 2015 and 2014,” “Director Compensation for 2015” and “Certain Relationships and Related Transactions” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about our equity compensation plans is set forth under “Equity Compensation Plan Information” in Item 5 of this annual report on Form 10-K.

The information about security ownership of certain beneficial owners and management is set forth under “Security ownership of Certain Beneficial Owners” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Committees of the Board of Directors” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this item is set forth under “Fees Paid to Principal Accountants” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2017 Proxy Statement and is incorporated herein by reference.

31

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2016 and 2015
		Consolidated Statements of Operations for the Two Years ended December 31, 2016
		Consolidated Statements of Changes in Shareholders’ Equity for the Two Years ended December 31, 2016
		Consolidated Statements of Cash Flows for the Two Years ended December 31, 2016
		Notes to Consolidated Financial Statements
		All other schedules have been omitted because the required information is included
		in the financial statements or notes thereto or because they are not required.

(2)	Exhibits

3.1	Restated Certificate of Incorporation of Wireless Telecom Group, Inc. (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group Inc.’s Annual Report on Form 10-K/A filed on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2016, Commission File No. 011-11916)

10.1*	Wireless Telecom Group, Inc. 2000 Stock Option Plan (incorporated herein by reference to Annex B to the Definitive Proxy Statement of Wireless Telecom Group, Inc., filed with the SEC on July 17, 2000)

10.2*	Amended and Restated Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Paul Genova (incorporated herein by reference to Exhibit 10.8 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission File No. 1-11916)

10.3*	Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Joseph Debold (incorporated herein by reference to Exhibit 10.9 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission File No. 1-11916)

10.4*	2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Annex A to the Definitive Proxy Statement of Wireless Telecom Group, Inc., filed with the SEC on April 30, 2012)

10.5*	Form of Restricted Stock Award Agreement under 2012 Incentive Compensation Plan (incorporated herein by reference Exhibit 10.11 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission file No. 1-11916)

10.6*	Severance Agreement, dated June 14, 2013, between Wireless Telecom Group, Inc. and Robert Censullo (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q, filed on August 14, 2013, Commission File No. 1-11916)

10.7*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2013, Commission File No. 1-11916)
32

10.8*	Amended and Restated 2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Appendix A to Wireless Telecom Group Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2014)

10.9*	Officer Incentive Compensation Plan of Wireless Telecom Group, Inc., dated April 22, 2015 (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 10-Q, filed with the SEC on May 13, 2015)

10.10	Fifth Amendment to Lease Agreement, dated May 1, 2015 and retroactively effective as of April 1, 2015, by and between Icon Keystone NJP III Owner Pool 4 NJ, LLC and Boonton Electronics Corporation (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 12, 2015, Commission File No. 001-11916)

10.11*	Executive Employment Agreement, dated June 30, 2016, between Wireless Telecom Group, Inc. and Timothy Whelan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 001-11916)

10.12*	Employment Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Michael Kandell

10.13*	Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Robert Censullo

10.14	Settlement Agreement and Site Release, dated December 16, 2016, by and among Wireless Telecom Group, Inc., Boonton Electronics Corp., WTT Acquisition Corp., Century Indemnity Company, as successor to Insurance Company of North America and Federal Insurance Company (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on December 22, 2016, Commission File No. 001-11916)

10.15*	Confidential Separation Agreement and General Release, dated February 10, 2017, between Wireless Telecom Group, Inc. and Robert Censullo

10.16	Share Purchase Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Wireless Telecommunications, Ltd., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.17	Registration Rights Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.18	Lock Up Agreement, dated February 17, 2017, by and among Wireless Telecom 8roup, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)
33

10.19	Voting Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.20	Loan and Security Agreement, dated February 16, 2017, Wireless Telecom Group, Inc. Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, LLP)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

100.1	The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 20, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in shareholders’ equity, and (v) the notes to the consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Securities 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Denotes a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not Applicable.

34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 20, 2017	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan L. Bazaar	Chairman of the Board	March 20, 2017
Alan L. Bazaar

/s/ Timothy Whelan	Chief Executive Officer	March 20, 2017
Timothy Whelan

/s/ Michael Kandell	Chief Financial Officer	March 20, 2017
Michael Kandell

/s/ Don C. Bell III	Director	March 20, 2017
Don C. Bell III

/s/ Joseph Garrity	Director	March 20, 2017
Joseph Garrity

/s/ Mitchell Herbets	Director	March 20, 2017
Mitchell Herbets

/s/ Michael Millegan	Director	March 20, 2017
Michael Millegan

/s/ Allan D.L. Weinstein	Director	March 20, 2017
Allan D.L. Weinstein
35

EXHIBIT INDEX

Exhibit Number	Description
10.12*	Employment Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Michael Kandell

10.13*	Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Robert Censullo

10.15*	Confidential Separation Agreement and General Release, dated February 10, 2017, between Wireless Telecom Group, Inc. and Robert Censullo

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, LLP)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

*	Denotes a management contract or compensatory plan or arrangement.
36