Form 10-Q
period 2017-03-31
WIRELESS TELECOM GROUP INC
filed 2017-05-15
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of May 10, 2017: 22,289,475

WIRELESS TELECOM GROUP, INC.

Table of Contents

PART 1 – FINANCIAL INFORMATION

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1 – Financial Statements

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
CURRENT ASSETS
Cash & cash equivalents	$2,175,481	$9,350,803
Accounts receivable - net of allowance for doubtful accounts of $11,929 and $10,740, respectively	7,672,167	5,183,869
Inventories - net of reserves of $1,648,618 and $1,549,089, respectively	9,890,709	8,452,751
Prepaid expenses and other current assets	870,217	866,035
TOTAL CURRENT ASSETS	20,608,574	23,853,458

PROPERTY PLANT AND EQUIPMENT - NET	2,482,089	2,166,566

OTHER ASSETS
Goodwill	11,412,264	1,351,392
Acquired Intangible Assets, net	9,422,210	-
Deferred income taxes	7,899,240	7,403,600
Other long term assets	832,493	660,119
TOTAL OTHER ASSETS	29,566,207	9,415,111

TOTAL ASSETS	$52,656,870	$35,435,135
Liabilities and Shareholders’ Equity
CURRENT LIABILITIES
Short term debt	$2,056,037	-
Accounts payable	4,501,861	2,986,797
Accrued expenses and other current liabilities	2,924,479	673,067
Deferred Revenue	614,466	-

TOTAL CURRENT LIABILITIES	10,096,843	3,659,864

LONG TERM LIABILITIES
Long term debt	608,000	-
Other long term liabilities	3,546,406	69,058
Deferred Tax Liability	1,652,321	-
TOTAL LONG TERM LIABILITIES	5,806,727	69,058

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 33,323,752 and 29,786,224 shares issued, 22,288,874 and 18,751,346 shares outstanding, respectively	333,237	297,862
Additional paid in capital	46,865,064	40,563,002
Retained earnings	10,437,386	11,668,829
Treasury stock at cost, - 11,034,878 and 11,034,878 shares, respectively	(20,823,480)	(20,823,480)
Accumulated Other Comprehensive (Loss)	(58,907)

TOTAL SHAREHOLDERS’ EQUITY	36,753,300	31,706,213

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,656,870	$35,435,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(unaudited)

	Three Months Ended
	March 31

	2017	2016
NET REVENUES	$9,548,758	$6,368,415

COST OF REVENUES	5,216,248	3,648,301

GROSS PROFIT	4,332,510	2,720,114

Operating Expenses
Research and development	1,086,914	1,064,321
Sales and marketing	1,552,086	1,251,176
General and administrative	3,412,491	1,325,268
Total Operating Expenses	6,051,491	3,640,765

Other income/(expense)	(1,545)	(41,604)
Interest Expense	(49,218)	0

Income/(Loss) Before Taxes	(1,769,744)	(962,255)

Tax Provision/(Benefit)	(538,301)	(385,928)

Net (Loss)/Income	$(1,231,443)	$(576,327)

Other Comprehensive (Loss):
Foreign currency translation adjustments	(58,907)	-
Comprehensive (Loss)	$(1,290,350)	$(576,327)

Net (Loss)/Income Per Common Share:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

Weighted Average Shares Outstanding:
Basic	20,386,678	18,606,582
Diluted	21,166,681	19,013,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March
	2017	2016

CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES
Net loss	($1,231,443)	($576,327)
Adjustments to reconcile net loss to cash provided/(used) from operating activities
Depreciation and amortization	414,120	115,858
Shared based compensation	301,389	98,619
Amortization of debt issuance fees	9,228	-
Deferred rent	8,151	11,150
Deferred income taxes	(495,640)	(385,928)
Provision for doubtful accounts	1,189	(35,416)
Provision inventory reserves	99,528	64,433
Changes in assets and liabilities, net of acquisition
Accounts receivables	(230,712)	991,152
Inventories	(412,189)	(795,581)
Prepaid expenses and other assets	124,575	110,862
Accounts payable	352,132	637,921
Accrued expenses and other current liabilities	159,840	(9,129)

NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	($899,832)	$227,614

CASH FLOWS (USED FOR) INVESTING ACTIVITIES
Capital expenditures	($192,075)	(74,474)
Acquisition of business net of cash acquired	(8,596,183)	-
NET CASH (USED) BY INVESTING ACTIVITIES	($8,788,258)	(74,474)

CASH FLOWS PROVIDED/(USED) FOR FINANCING ACTIVITIES
Revolver Borrowings	3,398,500	-
Revolver Repayments	(1,494,463)	-
Term Loan Borrowings	760,000	-
Debt Issuance Fees	(215,358)	-
Proceeds from exercise of stock options	37,500	-
Repayments of equipment lease payable	-	(42,089)
Repurchase of common stock - 42,995 shares	-	(65,468)

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	2,486,179	(107,557)

Effect of exchange rate changes on cash	26,589	-

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	($7,175,322)	$45,583

Cash and equivalents, at beginning of year	$9,350,803	$9,726,007

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,175,481	$9,771,590
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$4,807	-
Cash paid during the period for income taxes	-	$3,723

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of Common Shares as Consideration	$5,998,548	-
Capital Expenditures	-	($41,904)
Equipment Lease Payable	-	$41,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

					Accumulated
		Common			Other		Total
	Common	Stock	Additional Paid	Retained	Comprehensive		Shareholders’
	Stock Issued	Amount	In Capital	Earnings	Loss	Treasury Stock	Equity
Balances at December 31, 2016	29,786,224	$297,862	$40,563,002	$11,668,829	-	($20,823,480)	$31,706,213
Net Income (loss)				(1,231,443)			(1,231,443)
Issuance of shares in connection with stock options exercised	50,000	500	37,000				37,500
Share-based compensation expense			301,389				301,389
Issuance of shares in connection with CommAgility acquisition	3,487,528	34,875	5,963,673				5,998,548
Cumulative translation adjustment					(58,907)		(58,907)
Repurchase of treasury stock							-
Balances at March 31, 2017	33,323,752	$333,237	$46,865,064	$10,437,386	($58,907)	($20,823,480)	$36,753,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2017 and 2016, and the condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2017 have been prepared by the Company (as defined below) without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, NoiseCom , and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR, Wireless Telecommunications Ltd and CommAgility Limited (“CommAgility”) which are collectively referred to herein as, the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to fairly present the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its annual report on Form 10-K for the year ended December 31, 2016. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted from this report.

The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, valuation of deferred tax assets, intangible assets, estimated fair values of stock options and vesting periods of performance-based stock options and restricted stock) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

Concentration Risk

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

For the three-months ended March 31, 2017, one customer accounted for approximately 11% of the Company’s consolidated sales. For the three-months ended March 31, 2016, no customer accounted for 10% or more of the Company’s consolidated sales. At March 31, 2017 two customers represented approximately 19% and 13% of the Company’s consolidated gross accounts receivable, respectively. At December 31, 2016, one customer represented 16% of the Company’s gross accounts receivable balance.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The Company’s term loan and revolving credit facility bear interest at a variable interest rate plus an applicable margin and, therefore, carrying amount approximates fair value.

Contingent Consideration

Under the terms of the CommAgility Share Purchase Agreement (defined below) the Company may be required to pay additional amounts if certain financial targets are achieved for the years ended December 31, 2017 and December 31, 2018 (“CommAgility Earn-Out”). As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $2,700,353 (see Note 3) and the Company is required to reassess the fair value of the contingent consideration at each reporting period.

The significant inputs used in this fair value estimate include gross sales and Adjusted EBITDA, as defined, scenarios for the Earn-out Periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome (Level 3). The estimated outcome is then discounted based on the individual risk analysis of the liability. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of CommAgility, or changes in the future may result in different estimated amounts.

The contingent consideration is included in other long term liabilities in the accompanying condensed consolidated balance sheets. The Company will satisfy this obligation with a cash payment to the sellers of CommAgility upon the achievement of the respective milestone discussed above.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Standalone sales of software or software-related items are recognized in accordance with the software revenue recognition guidance. For multiple deliverable arrangements that only include software items, the Company generally uses the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items. Where vendor-specific objective evidence of fair value for the undelivered items cannot be determined, the Company generally defers revenue until all items are delivered and services have been performed, or until such evidence of fair value can be determined for the undelivered items.

Software arrangements that require significant customization or modification of software are accounted for under percentage of completion accounting. The Company uses the input method to measure progress for arrangements accounted for under percentage of completion accounting.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at the average spot rate. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive loss in the Condensed Consolidated Statements of Changes in Shareholders’ Equity. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the Company’s functional currency, are included in the Condensed Consolidated Statements of Operations.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to a separate section of shareholders’ equity in accumulated other comprehensive loss and primarily includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of changes in foreign currency translation, interest rate swaps, and changes in unamortized pension, postretirement and postemployment actuarial gains and losses. At March 31, 2017 all of the Company’s other comprehensive income/(loss) consists of foreign currency translation.

Intangible and Long-lived Assets

Intangible assets include patents and customer relationships and are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to seven years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually or more frequently if a triggering event occurs. Management first makes a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If, based on the qualitative assessment, the estimated fair value is well in excess of its carrying amount, no impairment is recorded. If, however, the reporting unit’s carrying value exceeds its fair value an impairment is recorded by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Subsequent Events

Management has evaluated subsequent events and determined that there were no subsequent events or transactions requiring recognition or disclosure in the condensed consolidated financial statements through the date the financial statements were issued.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted.  The Company early adopted this standard as of January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

NOTE 3 – ACQUISITION

On February 17, 2017, Wireless Telecommunications, Ltd. (the “Acquisition Subsidiary”), a company incorporated in England and Wales which is a wholly owned subsidiary of Wireless Telecom Group, Inc., completed the acquisition of all of the issued shares in CommAgility, Limited, (“CommAgility”) a company incorporated in England and Wales (the “Acquisition”) from CommAgility’s founders. The Acquisition was completed pursuant to the terms of a Share Purchase Agreement, dated February 17, 2017, and entered into by and among the Company, the Acquisition Subsidiary and the founders (the “Share Purchase Agreement”). The Company paid $11,317,500 in cash on acquisition date and issued 3,487,528 shares of newly issued common stock (“Consideration Shares”) with an acquisition date fair value of $5,998,548. The Company financed the cash portion of the transaction with proceeds from a term loan totaling $760,000, proceeds from an asset based revolver totaling $1,098,000 and cash on hand of $9,459,500. Refer to Note 8 for additional details regarding the financing arrangement entered into in connection with this transaction. In addition to the acquisition date cash purchase price the sellers are to be paid an additional £2,000,000 (approximately $2,515,000 at acquisition date) in the form of deferred purchase price payable beginning in March 2017 through January 2019 and are due an additional purchase price adjustment based on working capital and cash levels delivered to the buyer as of February 17, 2017 (“Completion Cash Adjustment”). Lastly, the sellers may earn up to an additional £10,000,000 (approximately $12,500,000 at the acquisition date) payment if certain financial targets are achieved by CommAgility during calendar years 2017 and 2018.

Pursuant to the Share Purchase Agreement, 2,092,516 of the Consideration Shares are subject to forfeiture and return to the Company if (a) 2017 Adjusted EBITDA, as defined, generated by CommAgility is less than £2,400,000; or (b) 2018 Adjusted EBITDA, as defined, generated by CommAgility is less than £2,400,000 (in each case as determined by an audit of CommAgility conducted by the accountants of the Acquisition Subsidiary in accordance with the terms of the Share Purchase Agreement).

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805 Business Combinations, whereby the purchase consideration was allocated to tangible and intangible net assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill. The Company incurred $1,272,083 of acquisition-related costs during the three months ended March 31, 2017, which is included as part of general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive (loss). Since the acquisition date of February 17, 2017, CommAgility contributed $996,776 of net sales to the Company for the three months ended March 31, 2017.

Various valuation techniques were used to estimate the fair value of assets acquired and the liabilities assumed which use significant unobservable inputs, or Level 3 inputs as defined by the fair value hierarchy. Using these valuation approaches requires the Company to make significant estimates and assumptions. The estimated fair values are expected to change as the Company completes is valuation analyses and purchase price allocation. Management is responsible for these internal and third-party valuations and appraisals and is continuing to review the amounts and allocations. The following table summarizes the preliminary allocation of the purchase consideration to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Cash at close	$11,317,500
Equity issued at close	5,998,548
Completion Cash Adjustment	1,382,288
Deferred Purchase Price	2,515,000
Contingent Consideration	2,700,353

Total Purchase Price	$23,913,689

Cash	$4,566,510
Accounts Receivable	2,267,124
Inventory	1,125,532
Intangible Assets	9,657,600
Other Assets	167,650
Fixed Assets	303,904
Accounts Payable	(1,171,846)
Accrued Expenses	(417,213)
Deferred Revenue	(638,671)
Deferred Tax Liability	(1,701,586)
Other LongTerm Liabilities	(339,096)

Net Assets Acquired	13,819,908

Goodwill	$10,093,781

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating CommAgility into our operations. None of the goodwill recorded in this transaction is expected to be tax deductible.

The following table summarizes the activity related to Contingent Consideration and Deferred Purchase Price for the three months ended March 31, 2017:

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Contingent Consideration	Deferred Purchase Price
Balance at Beginning of Period	$-	$-

Fair Value At Acquisition Date	2,700,353	$2,515,000

Accretion of Interest	21,916

Payment		(419,166)

Foreign Currency Translation	(8,521)	(6,834)

Balance as of March 31, 2017	$2,713,748	$2,089,000

As of March 31, 2017 Contingent Consideration in included in Other long term liabilities on the Condensed Consolidated Balance Sheet. As of March 31, 2017 $1,671,200 of Deferred Purchase Price is included in Accrued expenses and other current liabilities and $417,800 is included in Other long term liabilities on the Condensed Consolidated Balance Sheet. The Completion Cash Adjustment was paid prior to March 31, 2017.

Pro Forma Information(Unaudited)

The following unaudited pro forma information present the Company’s operations as if the CommAgility acquisition and related financing activities had occurred on January 1, 2016. The pro forma information includes the following adjustments (i) amortization of acquired definite-lived intangible assets; (ii) interest expense incurred in connection with the New Credit Facility (described in further detail in Note 7) used to finance the acquisition of CommAgility; and (iii) inclusion of acquisition-related expenses in the earliest period presented. The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date and are not intended to be a projection of future results:

	Three Months Ended March 31,

(Unaudited)	2017	2016
Net Revenues	$10,922,602	$9,175,189
Net (loss)	$(351,433)	$(1,613,947)
Basic net (loss) per share	$(0.02)	$(0.07)
Diluted net (loss) per share	$(0.02)	$(0.07)

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

The Company has a domestic federal and state net operating loss carryforward at March 31, 2017 of approximately $18,900,000 and $44,400,000, respectively, which expires in 2029. The Company also

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

has foreign net operating loss carryforwards at March 31, 2017 of approximately Euro 12,800,000 relating to an inactive German subsidiary and £848,000 related to CommAgility.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowance of $5,568,950 is primarily associated with the Company’s German net operating loss carryforward from an inactive German entity which is unlikely to be realized in future periods. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of March 31, 2017, management believed that it is more likely than not that the Company will fully realize the benefits of its deferred tax asset associated with its domestic federal net operating loss carryforward.

The deferred income tax assets (liabilities) are summarized as follows:

	March 31,	December 31,
Net deferred tax asset:	2017	2016
Uniform capitalization of inventory costs for tax purposes	$170,555	$166,017
Reserves on inventories	659,236	619,636
Reserves on product returns	48,564	48,564
Tax effect of goodwill	(540,557)	(540,557)
Book depreciation over tax	(200,266)	(121,890)
Other timing differences	150,777	135,156
Net operating loss carryforward	13,179,881	12,559,023
	13,468,190	12,865,949
Valuation allowance for deferred tax assets	(5,568,950)	(5,462,349)
	$7,899,240	$7,403,600

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

The components of income tax expense (benefit) related to income from operations are as follows:

	Three Months Ended March 31,
	2017	2016
Current:
Federal	$-	$-
State	18,839	-
Foreign	-	-
Deferred:
Federal	(495,640)	(336,915)
State	-	(49,013)
Foreign	(61,500)	-
	$(538,301)	$(385,928)
14

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company and its subsidiaries file income tax returns in the U.S. (federal and state of New Jersey) and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2013.

The Company does not have any significant unrecognized tax positions and does not anticipate significant increases or decreases in unrecognized tax positions within the next twelve months.

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

	Three Months Ended March 31,
	2017	2016
Weighted average common shares outstanding	20,386,678	18,606,582
Potentially dilutive stock options	780,003	407,144
Weighted average common shares outstanding, assuming dilution	21,166,681	19,013,726

Common stock options are included in the diluted earnings (loss) per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of shares of common stock underlying options not included in diluted earnings (loss) per share, because the effects are anti-dilutive, was 1,412,500 and 2,080,857 for the three-months ended March 31, 2017 and 2016, respectively.

NOTE 6 – INVENTORIES

Inventory carrying value is net of inventory reserves of $1,648,618 and $1,549,089 at March 31, 2017 and December 31, 2016, respectively.

Inventories consist of:	March 31, 2017	December 31, 2016
Raw materials	$4,102,194	$3,558,430
Work-in-process	725,356	531,210
Finished goods	5,063,159	4,363,111
	$9,890,709	$8,452,751

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance of $11,412,264 at March 31, 2017 relates to two of the Company’s reporting units, Microlab ($1,351,392) and Embedded Solutions ($10,060,872). Management’s qualitative assessment performed in the fourth quarter of 2016 did not indicate any impairment of

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Microlab’s goodwill as its fair value was estimated to be in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment. The Embedded Solutions reporting unit was acquired on February 17, 2017 (see Note 3). No events have occurred since the acquisition date that would indicate any impairment of Embedded Solutions goodwill.

Goodwill consists of the following:

March 31, 2017
Beginning Balance	$1,351,392

CommAgility Acquisition	10,093,781
Foreign Currency Translation	(32,909)

Ending Balance	$11,412,264

Intangible assets consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount

Customer Relationships	$7,419,250	($130,525)	(26,541)	$7,262,184

Patents	1,320,375	(32,482)	(4,725)	1,283,168

Non Compete Agreements	917,975	(37,638)	(3,479)	876,858

Total	$9,657,600	($200,645)	(34,745)	$9,422,210

Amortization of acquired intangible assets was $200,645 for the three months ended March 31, 2017. Amortization of acquired intangible assets is included as part of general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss).

The estimated future amortization expense related to intangible assets is as follows as of March 31, 2017:

Remainder of 2017	$1,218,484
2018	1,624,645
2019	1,624,645
2020	1,357,775
2021	1,319,651
Thereafter	2,277,010

Total	$9,422,210
16

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – DEBT

Debt consists of the following:

March 31 2017
Revolver at LIBOR Plus Margin	$1,904,037
Term Loan at LIBOR Plus Margin	760,000
Total Debt	2,664,037

Debt Maturing within one year	(2,056,037)
Non-current portion of long term debt	$608,000

In connection with the acquisition of CommAgility, the Company entered into a Credit Agreement with Bank of America, N.A. (the “Lender”) on February 16, 2017 (the “New Credit Facility”), which provided for a term loan in the aggregate principal amount of $760,000 (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the New Credit Facility) of up to a maximum availability of $9,000,000 (“Revolver Commitment Amount”). The borrowing base is calculated as 85% of Eligible accounts receivable and inventory, as defined, subject to certain caps and limits. The borrowing base is calculated on a monthly basis. The proceeds of the term loan and revolver were used to finance the acquisition of CommAgility.

In connection with the issuance of the New Credit Facility, the Company paid lender and legal fees of $212,258 which were primarily related to the Revolver and are capitalized and presented as other current and non-current assets in the condensed consolidated balance sheets. These costs are recognized as additional interest expense over the term of the related debt instrument using the straight line method.

The Company must repay the Term Loan in installments of $ 38,000 per quarter due on the first day of each fiscal quarter beginning April 1, 2017 and continuing until the term loan maturity date, on which the remaining balance is due at maturity in a final installment. The future principal payments under the term loan are $114,000 for the remainder of 2017, $152,000 in 2018 and $494,000 in 2019. The Term Loan and Revolver are both scheduled to mature on November 16, 2019.

The Term and Revolving Loans bear interest at the LIBOR rate plus a margin. The margin on the outstanding balance of the Company’s Term Loans and Revolving Loans is 3.50% and 3.00% per annum, respectively, at March 31, 2017 and will continue at these rates until September 30, 2017. Thereafter, the margins shall be subject to increase or decrease by Lender on the first day of each of the Borrowers’ fiscal quarters based upon the Fixed Charge Coverage Ratio as of the most recently ended fiscal quarter falling into three levels. If the Company’s Fixed Coverage Leverage Ratio (as defined in the New Credit Facility) is greater than or equal to ratio 1.25 to 1.00, a margin of 3.25% and 2.75%, respectively, is added to LIBOR rate with a step up to 3.50% and 3.00%, respectively, if the ratio is greater than or equal 1.00 to 1.00 but less than 1.25 to 1.00 and another step up to 3.75% and 3.25%, respectively, if the ratio is less than 1.00 to 1.00. The Company is also required to pay a commitment fee on the unused commitments under the Revolver at a rate equal to 0.50% per annum and early termination fee of (a) 2% of the Revolver Commitment Amount and Term Loan if termination occurs before the first anniversary of the New Credit Facility or (b) 1% of the Revolver Commitment Amount and Term Loan if termination occurs after the first anniversary of the New Credit Facility but before the second anniversary of the New Credit Facility.

The New Credit Facility is secured by liens on substantially all of the Company’s and its domestic subsidiaries’ assets including a pledge of 66 2/3% of the equity interests in the Company’s Foreign Subsidiaries (as defined in the New Credit Facility). The New Credit Facility contains customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. The New Credit Facility also provides for a number of customary

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

events of default, including, among others, payment, bankruptcy, representation and warranty, covenant, change in control, judgment and events or conditions that have a Material Adverse Effect (as defined in the New Credit Facility).

NOTE 9 - ACCOUNTING FOR SHARE BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three-month periods ended March 31, 2017 and 2016 include share-based compensation expense totaling $301,389 and $98,619, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

Incentive Compensation Plan:

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2,000,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of March 31, 2017, there were 876,000 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

All service-based options granted have ten-year terms from the date of grant and typically vest annually and become fully exercisable after a maximum of five years. However, vesting conditions are determined on a grant by grant basis. Performance-based options granted have ten-year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s compensation committee of the board of directors.

Under the 2012 Plan, options may be granted to purchase shares of the Company’s common stock exercisable at prices equal to or above the fair market value on the date of the grant.

The following summarizes the components of share-based compensation expense by equity type for the three-months ended March 31:

	Three Months Ended
	March 31,
	2017	2016
Service - based Restricted Common Stock	$56,748	$55,500
Performance-based Stock Options	58,641	28,650
Service -based Stock Options	180,647	9,116
Performance-based Restricted Common Stock	5,353	5,353
	$301,389	$98,619

Restricted Common Stock Awards:

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved equity compensation plans, as of March 31, 2017, and changes during the three-months ended March 31, 2017, are presented below:

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Non-vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	244,291	$1.52
Granted	-	-
Forfeited	-	-
Vested	(521)	1.34
Non-vested at March 31, 2017	243,770	$1.52

As of March 31, 2017, the unearned compensation related to Company granted restricted common stock was $145,420 of which $39,900 (pertaining to 120,000 service-based restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting scheduled to be held in June 2017, the vesting date, and $16,150 (pertaining to 30,000 service-based restricted common stock awards) will be amortized on a straight-line basis through the date of the Company’s next annual shareholders meeting scheduled to be held in June 2017, the vesting date. The remaining balance of $80,298 (pertaining to 87,000 performance-based shares of restricted common stock awarded in 2013) and $9,073 (pertaining 8,333 service-based restricted common stock awards) will be amortized on a straight-line basis through December 31, 2020 and June 30, 2020, respectively, the implicit service period.

Performance-Based Stock Option Awards:

A summary of performance-based stock option activity, and related information for the three-months ended March 31, 2017 follows:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2017	2,165,000	$1.32
Granted	-	-
Exercised	(50,000)	$0.75
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2017	2,115,000	$1.34

Options exercisable:
March 31, 2017	1,040,000	$0.96

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of March 31, 2017 and December 31, 2016 was $352,000 and $1,282,950, respectively. The aggregate intrinsic value of performance-based stock options exercisable as of March 31, 2017 and December 31, 2016 was $548,250 and $1,053,450, respectively. The intrinsic value of options exercised during the three months ended March 31, 2017 was $36,550.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. As of March 31, 2017, the Company has determined that the performance conditions are probable of being achieved by the year ending 2020. As of March 31, 2017, the unearned compensation related to the 875,000 performance-based stock options with an implicit service period through December 31, 2020 is $429,729. As of March 31, 2017, the unearned compensation related to 200,000 performance-based stock options with an implicit service period through December 31, 2021 is $125,866.

The Company’s performance-based stock options granted prior to 2013 (consisting of 1,090,000 options) are fully amortized.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Service-Based Stock Option Awards:

A summary of service-based stock option activity, and related information for the three-months ended March 31, 2017 follows:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2017	1,198,000	$1.51
Granted	220,000	1.82
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2017	1,418,000	$1.59

Options exercisable:
March 31, 2017	218,417	$1.96

The aggregate intrinsic value of service-based stock options (regardless of whether or not such options are exercisable) as of March 31, 2017 and December 31, 2016 was $12,050 and $567,300, respectively. As of March 31, 2017, the unearned compensation related to service-based stock options is $564,562.

On January 2, 2017, the Company granted to its newly appointed Chief Financial Officer a service-based stock option to acquire 100,000 shares of common stock at an exercise price of $1.91 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on the date of grant. The per share fair-value of this service-based option was $1.11. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.94% and expected option life of four years. The volatility assumption was 77.78% and the forfeiture rate was assumed to be 0%.

Under the terms of the service-based stock option agreement relating to the January 2, 2017 stock option grant, the award vests in four annual installments over a period of four years and shall be fully vested on January 2, 2021.

On January 12, 2017, the Company granted to certain employees service-based stock options to acquire 20,000 shares of common stock at an exercise price of $1.92 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on the date of grant. The per share fair-value of this service-based option was $1.11. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.87% and expected option life of four years. The volatility assumption was 77.88% and the forfeiture rate was assumed to be 0%.

Under the terms of the service-based stock option agreement relating to the January 12, 2017 stock option grant, the award vests in four annual installments over a period of four years and shall be fully vested on January 12, 2021.

On February 17, 2017, the Company granted to certain employees service-based stock options to acquire 100,000 shares of common stock at an exercise price of $1.72 per share, which represented the closing price of the Company’s common stock as reported on the NYSE MKT on the date of grant. The per share fair-value of this service-based option was $0.94. The per share fair-value was estimated on the date of grant using the Black-Scholes option pricing method and included the following range of assumptions: dividend yield 0%, risk-free interest rate of 1.92% and expected option life of four years. The volatility assumption was 72.01% and the forfeiture rate was assumed to be 0%.

Under the terms of the service-based stock option agreements relating to the February 17, 2017 stock option grant, the award vests in four annual installments over a period of four years and shall be fully vested on February 17, 2021.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 – SEGMENT INFORMATION

The operating businesses of the Company are segregated into three reportable segments: (i) network solutions, (ii) test and measurement and (iii) embedded solutions. The network solutions segment is comprised primarily of the operations of Wireless Telecom Group Inc.’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations of the Noisecom product line and the operations of its subsidiary, Boonton. The embedded solutions segment is comprised of the operations of CommAgility Limited which was acquired on February 17, 2017.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on income or loss from operations, excluding interest, corporate expenses and other income (expenses).

Financial information by reportable segment for the three-months ended March 31, 2017 and 2016 is set forth below:

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales by segment:
Network solutions	$5,515,301	$4,213,314
Test and measurement	3,036,681	2,155,101
Embedded solutions	996,776	-
Total consolidated net sales of reportable segments	$9,548,758	$6,368,415

Segment income (loss):
Network solutions	$908,221	$339,926
Test and measurement	25,206	(312,447)
Embedded solutions	(229,471)	-
Income (loss) from reportable segments	$703,956	$27,479

Other unallocated amounts:
Corporate expenses	$(2,422,936)	$(948,130)
Other (expenses) income - net	(50,764)	(41,604)
Consolidated income (loss) before Income tax provision (benefit)	$(1,769,744)	$(962,255)

Depreciation and amortization by segment:
Network solutions	$101,364	$55,747
Test and measurement	93,386	60,111
Embedded solutions	219,370	-
Total depreciation and amortization for reportable segments	$414,120	$115,858

Capital expenditures by segment:
Network solutions	$83,959	$55,230
Test and measurement	66,139	19,244
Embedded solutions	41,977	-
Total consolidated capital expenditures by reportable segment	$192,075	$74,474

	2017	2016
Total assets by segment:
Network solutions	$11,345,314	$10,594,770
Test and measurement	7,449,613	7,851,479
Embedded solutions	23,592,296	-
Total assets for reportable segments	42,387,223	18,446,249

Corporate assets, principally cash and cash equivalents and deferred income taxes	10,269,647	16,988,886
Total consolidated assets	$52,656,870	$35,435,135
22

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidated net sales by region were as follows:

	Three Months Ended March 31,
Sales by region	2017	2016
Americas	$6,959,419	$5,065,636
Europe, Middle East, Africa (EMEA)	1,971,924	948,357
Asia Pacific (APAC)	617,415	354,422
Total Sales	$9,548,758	$6,368,415

Net sales are attributable to a geographic area based on the destination of the product shipment. The majority of shipments in the Americas are to customers located within the United States. For the three-months ended March 31, 2017 and 2016, sales in the United States for all reportable segments amounted to $6,461,065 and $4,772,171 respectively. For the three months ended March 31, 2017, shipments to the EMEA region were largely concentrated in the United Kingdom ($595,629), Germany ($212,036) and Israel ($249,422). For three months ended March 31, 2016 sales to the EMEA region were largely concentrated in Germany ($236,400). For the three months ended March 31, 2016 and 2015 sales to the APAC region were largely concentrated in China and were $437,951 and 187,171, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Warranties:

The Company typically provides one-year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. Historically, the Company’s warranty expense has been minimal.

Leases:

In May 2015, the Company and its landlord entered into an amendment to the existing lease agreement to provide for the Company to remain at its principal corporate headquarters in Hanover Township, Parsippany, New Jersey through March 31, 2023. Monthly lease payments range from approximately $33,000 in year one to approximately $41,000 in year eight. Additionally, the Company has available an allowance of approximately $300,000 towards alterations and improvements to the premises, which expired on January 31, 2017. The Company used substantially all of the improvement allowance prior to its expiration. The lease can be renewed at the Company’s option for one five-year period at fair market value to be determined at term expiration.

The following is a summary of the Company’s contractual obligations as of March 31, 2017:

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Payments by Period
		Less than			More than
	Total	1 year	1-3 Years	4-5 Years	5 Years
Facility Leases	$2,906,871	$468,626	$1,468,978	$477,472	$491,796
Purchase Obligations	2,739,602	2,739,602	-	-	-
Operating and Equipment Leases	265,665	54,034	162,101	49,531	-
	$5,912,138	$3,262,262	$1,631,079	$527,003	$491,796

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our property rights, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed in the Company’s filings with the Securities and Exchange Commission including in our Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

INTRODUCTION

The Company develops, manufactures and markets a wide variety of electronic noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters and high-power passive microwave components for wireless products. Additionally, the Company is a supplier of signal processing technology for network validation systems, supporting LTE and emerging 5G networks and its products and services solve unique solutions in LTE/4G. The Company serves both commercial and government markets with work-flow-oriented, built-for-purpose solutions in distributed antenna systems (“DAS”), cellular/mobile, WiFi, satellite, cable, radar and computing applications. In addition, the Company’s products are used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of radiofrequency (RF) and microwave systems.

The operating businesses of the Company are segregated into three reportable segments: (1) network solutions (2) test and measurement and (3) embedded solutions. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations (Noisecom) and the operations of its subsidiary, Boonton. The embedded solutions segment is comprised primarily of the operations of the Company’s subsidiary, CommAgility Limited. Additional financial information on the Company’s reportable segments as of March 31, 2017 and December 31, 2016, as well as for the three-months ended March 31, 2017 and 2016 is included in Note 8 to the Company’s interim condensed consolidated financial statements set forth in this current report on Form 10-Q.

The financial information presented herein includes:

(i) Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and as of December 31, 2016; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) for the three-month periods ended March 31, 2017 (unaudited) and 2016 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2017 (unaudited) and 2016 (unaudited); and (iv) Condensed Consolidated Statement of Shareholders’ Equity for the three-month period ended March 31, 2017 (unaudited).

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

Standalone sales of software or software-related items are recognized in accordance with the software revenue recognition guidance. For multiple deliverable arrangements that only include software items, the Company generally uses the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items. Where vendor-specific objective evidence of fair value for the undelivered items cannot be determined, the Company generally defers revenue until all items are delivered and services have been performed, or until such evidence of fair value can be determined for the undelivered items.

Software arrangements that require significant customization or modification of software are accounted for under percentage of completion accounting. The Company uses the input method to measure of progress for arrangements accounted for under percentage of completion accounting.

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

Uncertain Tax Positions

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

Valuation of Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually or more frequently if a triggering event occurs. Management first makes a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If, based on the qualitative assessment, the estimated fair value is well in excess of its carrying amount, no impairment is recorded. If, however, the reporting unit’s carrying value exceeds its fair value an impairment is recorded by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Intangible and Long-lived Assets

Intangible assets include patents and customer relationships and are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to seven years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

	Three months ended March 31,
	Revenue		% of Rev		Change
	2017	2016	2017	2016	Amount	Pct.
Network solutions	$5,515,301	$4,213,314	57.8%	66.2%	$1,301,987	30.9%

Test and measurement	3,036,681	2,155,101	31.8%	33.8%	881,580	40.9%

Embedded solutions	996,776	-	10.4%	0.0%	996,776	-

Total revenue	$9,548,758	$6,368,415	100.0%	100.0%	$3,180,343	49.9%

Net consolidated revenues for the three months ended March 31, 2017 were $9,548,758 as compared to $6,368,415 for the three months ended March 31, 2016, an increase of $3,180,343 or 49.9%. Net revenue from the Network solutions segment was $5,515,301 for the three months ended March 31, 2017 as compared to $4,213,314 for the three months ended March 31, 2016, an increase of $1,301,987 or 30.9%. Net revenue from the Test and measurement segment was $3,036,681 for the three months ended March 31, 2017 as compared to $2,155,101 for the three months ended March 31, 2016, an increase of $881,580 or 40.9%. The Embedded solutions segment which was acquired on February 17, 2017 contributed $996,776 in revenue for the stub period from acquisition date to March 31, 2017.

Net revenues from the Company’s Network solutions products for the three months ended March 31, 2017 were $5,515,301 as compared to $4,213,314 for the three months ended March 31, 2016, an increase of $1,301,987 or 30.9%. Net revenues from Network solutions products accounted for 57.8% and 66.2% of net consolidated revenues for the three months ended March 31, 2017 and 2016, respectively. The increase in revenues was primarily due to increased demand for the Company’s passive RF components and subassemblies, largely as a result of increased capital spending by certain domestic wireless operators.

Net revenues from the Company’s Test and measurement products for the three months ended March 31, 2017 were $3,036,681 as compared to $2,155,101 for the three months ended March 31, 2016, an increase of $881,580 or 40.9%. Net revenues from Test and measurement products accounted for

31.8% and 33.8% of net consolidated revenues for the three months ended March 31, 2017 and 2016, respectively. The increase in revenues was primarily due to an increase in government spending.

The Company acquired CommAgility Limited on February 17, 2017 which represents the Company’s Embedded solutions segment. Embedded Solutions contributed $996,776 of revenue for the period from acquisition to March 31, 2017.

	Three months ended March 31,
	Gross Profit		Gross Margin		Change
	2017	2016	2017	2016	Amount	Pct.
Network solutions	$2,460,482	$1,782,990	44.6%	42.3%	677,492	38.0%

Test and measurement	1,334,207	937,124	43.9%	43.5%	397,083	42.4%

Embedded solutions	537,821	-	54.0%	0.0%	537,821	-

Total gross profit	$4,332,510	$2,720,114	45.4%	42.7%	1,612,396	59.3%

The Company’s gross profit on consolidated net revenues for the three months ended March 31, 2017 was $4,332,510 or 45.4% as compared to $2,720,114 or 42.7% as reported for the three months ended March 31, 2016. Gross profit increased primarily due to increased revenue and higher absorption of fixed manufacturing costs for the three months ended March 31, 2017 as compared to same period in 2016. Gross profit of the Company’s newly acquired Embedded solutions segment contributed $537,820 to the overall gross profit increase from the same period last year.

Consolidated operating expenses for the three months ended March 31, 2017 were $6,051,491 or 63.4% of consolidated net revenues as compared to $3,640,765 or 57.2% of consolidated net revenues for the three months ended March 31, 2016. For the three months ended March 31, 2017 as compared to the prior year, consolidated operating expenses increased by $2,410,726 or 66.2%. Consolidated operating expenses were higher in the three months ended March 31, 2017 due to the inclusion of $767,292 of expenses associated with the Embedded solutions segment which was acquired on February 17, 2017 and included $200,645 of amortization expense related to purchased intangibles as well as $156,436 of non-recurring expenses associated with establishing Wireless Telecommunications Ltd. Additionally, operating expenses increased from the same period in the prior year due to acquisition and closing costs associated with the CommAgility acquisition of approximately $1,200,000, increased incentive compensation expense associated with new stock option and restricted stock grants of approximately $200,000, increased general and administrative salaries of approximately $125,000 due to an expanded executive team and increased commissions to our third party sales reps of approximately $140,000 due to higher sales.

Other expenses decreased $40,000 as the Company incurred $38,000 in the three months ended March 31, 2016 related to ground water remediation efforts. Interest expense increased $49,000 related to our new credit facility and accretion of the contingent consideration liability.

For the three months ended March 31, 2017, the Company recorded a tax benefit of $538,301. The tax benefit was primarily due to losses generated from the Company’s operations. For the three months ended March 31, 2016, the Company recorded a tax benefit of $385,928. The tax benefit recorded for the three-months ended March 31, 2016 was primarily due to losses generated from the Company’s operations during the period.

For the three months ended March 31, 2017, the Company realized a net loss of $1,231,443 or $0.06 loss per share on a basic and diluted basis, as compared to a net loss of $576,327 or $0.03 loss per share on a basic and diluted basis for the three months ended March 31, 2017, a decrease of $655,116 or $0.03 per diluted share. The decrease was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We expect our existing cash balance, cash generated by operations and borrowings available under our new credit facility (as described in Note 8 to the financial statements) to be our primary sources of short-term liquidity, and we believe these sources will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Operating Activities

Cash used by operating activities was $(899,832) for the three months ended March 31, 2017 as compared to cash provided by operating activities of $227,614 for the three months ended March 31, 2016. During the three months ended March 31, 2017 changes in our operating assets and liabilities resulted in a net decrease in cash of $(6,354) primarily due to cash used for inventory and higher accounts receivable. During the three months ended March 31, 2016, changes in our operating assets and liabilities resulted in a net increase in cash of $935,225. The increase was driven by increased accounts payable and accounts receivable collections in the three months ended March 31, 2016. These increases were offset by cash used for inventory. Cash used for the three months ended March 31, 2017 was primarily generated by the net operating loss incurred by the Company driven by high acquisition expenses associated with the CommAgility acquisition.

Investing Activities

Cash used by investing activities was $(8,788,258) and $(74,474) for the three months ended March 31, 2017 and 2016, respectively, and included capital expenditures of $192,075 and $74,474, respectively. For the three months ended March 31, 2017 cash used for the acquisition of CommAgility was $8,596,183 net of cash acquired.

Financing Activities

Cash provided by financing activities was $2,486,179 for the three months ended March 31, 2017 as compared to cash used of $(107,557) for the three months ended March 31, 2016. During the three months ended March 31, 2017 the Company received net proceeds of $1,904,037 and $760,000 from the asset based revolver and term loan, respectively. The Company paid $215,358 in debt issuance costs associated with the new credit facility. During the three months ended March 31, 2016 the Company paid $(42,089) related to a capital equipment lease and $(65,468) related to the repurchase of common stock.

As noted in Note 7 to the financial statements, on February 16, 2017 the Company entered into a Credit Agreement which provided for a term loan in the aggregate principal amount of $760,000 and an asset based revolving loan, which is subject to a Borrowing Base Calculation (as defined in the New Credit Facility) of up to a maximum availability of $9,000,000. The proceeds of the term loan and revolver were used to finance the acquisition of CommAgility. As of March 31, 2017, $1,904,037 was outstanding on the asset based revolver. At March 31, 2017 the Company has excess availability under the Revolver of $3,410,000.

As of March 31, 2017, future minimum lease payments related to the Company’s facility lease and equipment leases are shown below:

		Payments by Period
		Less than			More than
	Total	1 year	1-3 Years	4-5 Years	5 Years
Facility Leases	$2,906,871	$468,626	$1,468,978	$477,472	$491,796

Purchase Obligations	2,739,602	2,739,602	-	-	-
Operating and Equipment Leases	265,665	54,034	162,101	49,531	-
	$5,912,139	$3,262,262	$1,631,079	$527,003	$491,796
30

The Company may pursue strategic opportunities, including potential acquisitions, mergers, divestitures or other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

The Company believes that its financial resources from working capital and availability under the asset based revolver are adequate to meet its current needs. The Company expects the cash flow of CommAgility to fund the deferred purchase price and contingent consideration liabilities. However, should current global economic conditions deteriorate, additional working capital funding may be required which may be difficult to obtain due to restrictive credit markets.

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

(b) Changes in Internal Controls over Financial Reporting

We acquired CommAgility on February 17, 2017. We have begun the process to integrate the operations of CommAgility into our overall system of internal control over financial reporting.

There were no other changes over financial reporting during the three months ended March 31, 2017that have materially affected, or arereasonably likely to materially affect, our internal control over financial reporting, as described in our 2016 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2016, Commission File No. 011-11916)

10.1	Share Purchase Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Wireless Telecommunications, Ltd., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.2	Registration Rights Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.3	Lock Up Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.4	Voting Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.5	Loan and Security Agreement, dated February 16, 2017, Wireless Telecom Group, Inc. Boonton Electronics Corporation, Microlab/FXR and Bank of America, N.A. (incorporated
32

herein by reference to Exhibit 10.5 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 15, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive (loss), (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: May 15, 2017	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Date: May 15, 2017	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer
34

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 15, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive (loss), (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed herewith.
** Furnished herewith.

