Form 10-Q
period 2017-06-30
WIRELESS TELECOM GROUP INC
filed 2017-08-09
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of Common Stock outstanding as of July 26, 2017: 22,381,874

WIRELESS TELECOM GROUP, INC.
Table of Contents

PART 1 – FINANCIAL INFORMTION
WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1 – Financial Statements

	June 30	December 31,
Assets	2017	2016
	(unaudited)
CURRENT ASSETS
Cash & cash equivalents	$2,814,839	$9,350,803
Accounts receivable - net of reserves of $6,892 and $10,740, respectively	6,866,188	5,183,869
Inventories - net of reserves of $2,572,851 and $1,549,089, respectively	7,326,706	8,452,751
Prepaid expenses and other current assets	2,563,984	866,035
TOTAL CURRENT ASSETS	19,571,717	23,853,458

PROPERTY PLANT AND EQUIPMENT - NET	2,410,918	2,166,566

OTHER ASSETS
Goodwill	8,879,991	1,351,392
Acquired Intangible Assets, net	9,351,256	-
Deferred income taxes	8,895,791	7,403,600
Other long term assets	784,826	660,119
TOTAL OTHER ASSETS	27,911,864	9,415,111

TOTAL ASSETS	49,894,499	35,435,135
Liabilities and Shareholders’ Equity
CURRENT LIABILITIES
Short term debt	$1,674,426	-
Accounts payable	3,414,665	2,986,797
Accrued expenses and other current liabilities	4,739,720	673,067
Deferred Revenue	385,731	-

TOTAL CURRENT LIABILITIES	10,214,542	3,659,864

LONG TERM LIABILITIES
Long term debt	570,000	-
Other long term liabilities	1,516,916	69,058
Deferred Tax Liability	1,590,150	-
TOTAL LONG TERM LIABILITIES	3,677,067	69,058

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 33,416,752 and 29,786,224 shares issued, 22,381,874 and 18,751,346 shares outstanding	334,167	297,862
Additional paid in capital	46,846,617	40,563,002
Retained earnings	9,069,252	11,668,829
Treasury stock at cost, - 11,034,878 and 11,034,878 shares, respectively	(20,823,480)	(20,823,480)
Accumulated Other Comprehensive Income	576,334	-

TOTAL SHAREHOLDERS’ EQUITY	36,002,890	31,706,213

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,894,499	$35,435,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
(unaudited)

	Three Months Ended		Year to Date Ended
	June 30		June 30

	2017	2016	2017	2016
NET REVENUES	$11,933,174	$7,610,104	$21,481,932	$13,978,519

COST OF REVENUES	8,589,013	4,271,214	13,805,262	7,919,515

GROSS PROFIT	3,344,161	3,338,890	7,676,670	6,059,004

Operating Expenses
Research and development	1,129,809	1,029,941	2,216,723	2,094,262
Sales and marketing	1,662,652	1,236,081	3,214,738	2,487,257
General and administrative	2,820,816	1,426,256	6,233,307	2,751,524
Total Operating Expenses	5,613,277	3,692,278	11,664,768	7,333,043

Other income/(expense)	(1,674)	(9,913)	(3,220)	(51,517)
Interest Expense	(109,627)	(353)	(158,846)	(353)

Income/(Loss) Before Taxes	(2,380,417)	(363,653)	(4,150,164)	(1,325,909)

Tax Provision/(Benefit)	(1,012,286)	(145,461)	(1,550,587)	(531,389)

Net (Loss)/Income	$(1,368,131)	$(218,192)	$(2,599,577)	$(794,520)

Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	635,242	-	576,334	-
Comprehensive (Loss)	$(732,889)	$(218,192)	$(2,023,243)	$(794,520)

Net (Loss)/Income Per Common Share:
Basic	$(0.07)	$(0.01)	$(0.13)	$(0.04)
Diluted	$(0.07)	$(0.01)	$(0.13)	$(0.04)

Weighted Average Shares Outstanding:
Basic	19,765,101	18,622,116	19,577,271	18,614,350
Diluted	19,765,101	18,622,116	19,577,271	18,614,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months
	Ended June 30,
	2017	2016

CASH FLOWS PROVIDED/USED BY OPERATING ACTIVITIES
Net income (loss)	$(2,599,577)	$(794,520)
Adjustments to reconcile net income (loss) to net cash provided/(used) by operating activities:
Depreciation and amortization	1,059,355	232,696
Amortization of debt issuance fees	28,758	-
Share-based compenation expense	283,872	197,238
Deferred rent	13,215	19,302
Deferred income taxes	(1,492,191)	(531,389)
Provision for doubtful accounts	(3,848)	(38,646)
Inventory reserves	1,278,036	121,369
Changes in assets and liabilities:
Accounts receivable	657,526	798,730
Inventories	1,005,156	(719,034)
Prepaid expenses and other assets	84,385	84,203
Accounts payable	(771,055)	302,650
Accrued expenses and other current liabilities	944,532	(137,824)
Net cash provided/(used) by operating activities	488,164	(465,225)
CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital expenditures	(318,074)	(502,023)
Proceeds from asset disposal	7,397	-
Acquisition of business net of cash acquired	(8,842,122)	-
Net cash (used by) investing activities	(9,152,799)	(502,023)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES
Revolver borrowings	15,794,004	-
Revolver repayments	(14,271,578)	-
Term loan borrowings	760,000	-
Term loan repayments	(38,000)	-
Debt issuance fees	(215,358)	-
Proceeds from exercise of stock options	37,500	-
Repayments of equipment lease payable	-	(79,180)
Repurchase of common stock - 42,995 shares	-	(65,468)
Net cash provided/(used by) financing activities	2,066,568	(144,648)
Effect of exchange rate changes on cash and cash equivalents	62,103	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,535,964)	(1,111,893)

Cash and cash equivalents, at beginning of period	9,350,803	9,726,007

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,814,839	$8,614,114

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$73,184	$-
Cash paid during the period for income taxes	$38,780	$35,938

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$-	$(41,904)
Equipment lease payable	$-	$41,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

		Common			Other		Total
	Common	Stock	Additional Paid	Retained	Comprehensive		Shareholders’
	Stock Issued	Amount	In Capital	Earnings	Income	Treasury Stock	Equity

Balances at December 31, 2016	29,786,224	$297,862	$40,563,002	$11,668,829	-	($20,823,480)	$31,706,213
Net Income (loss)				(2,599,577)			(2,599,577)
Issuance of shares in connection with stock options exercised	50,000	500	37,000				37,500
Issuance of shares in connection with CommAgility acquisition	3,487,528	34,875	5,963,673				5,998,548
Issuance of restricted stock	150,000	1,500	(1,500)
Forfeiture of Restricted Stock	(57,000)	(570)	570
Share-based compensation expense			283,872				283,872
Cumulative translation adjustment					576,334		576,334
Balances at June 30, 2017	33,416,752	$334,167	$46,846,617	$9,069,252	$576,334	($20,823,480)	$36,002,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and comprehensive (loss) for the three and six months ended June 30, 2017 and 2016 and the condensed consolidated statements of cash flows and shareholders’ equity for the six months ended June 30, 2017 have been prepared by the Company (as defined below) without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, NoiseCom, and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR, Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”) which are collectively referred to herein as, the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, valuation of deferred tax assets, intangible assets, estimated fair values of stock options and vesting periods of performance-based stock options and restricted stock and estimated fair values of acquired assets and liabilities in business combinations) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company generally has limited concentration of credit risk in accounts receivable due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount. Credit risk is mitigated to a lesser extent through collateral such as letters of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed independent of the Company’s sales team to ensure segregation of duties.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three and six months ended June 30, 2017, one customer accounted for approximately 16% and 11% of the Company’s consolidated revenues, respectively. For the three and six months ended June 30, 2016, one customer accounted for approximately 12% and 11%, respectively, of the Company’s consolidated revenues. At June 30, 2017 one customer represented 19% of the Company’s gross accounts receivable. At December 31, 2016, one customer represented 16% of the Company’s gross accounts receivable balance.

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

Contingent Consideration

Under the terms of the CommAgility Share Purchase Agreement the Company may be required to pay additional purchase price if certain financial targets are achieved for the years ending December 31, 2017 and December 31, 2018 (“CommAgility Earn-Out”). As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $1,509,000 (see Note 3) and the Company is required to reassess the fair value of the contingent consideration at each reporting period.

The significant inputs used in this fair value estimate include gross revenues and Adjusted EBITDA, as defined, scenarios for the earn-out periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome (Level 3). The estimated outcome is then discounted based on the individual risk analysis of the liability. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of CommAgility, or changes in the future may result in different estimated amounts.

The contingent consideration is included in accrued expense and other current liabilities and other long term liabilities in the accompanying condensed consolidated balance sheets. The Company will satisfy this obligation with a cash payment to the sellers of CommAgility upon the achievement of the respective milestone discussed above.

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at the weighted average spot rate for the periods presented. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income in the Condensed Consolidated Statements of Shareholders’ Equity. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the Company’s functional currency, are included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss).

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to a separate section of shareholders’ equity in accumulated other comprehensive income and primarily includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of changes in foreign currency translation.

Intangible and Long-lived Assets

Intangible assets include patents, non-competition agreements and customer relationships and are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to seven years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is evaluated for impairment annually by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. After assessing the totality of events or circumstances, if we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform additional quantitative tests to determine the magnitude of any impairment.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

NOTE 3 – ACQUISITION

On February 17, 2017, Wireless Telecommunications, Ltd. (the “Acquisition Subsidiary”), a company incorporated in England and Wales which is a wholly owned subsidiary of Wireless Telecom Group, Inc., completed the acquisition of all of the issued shares in CommAgility Limited, (“CommAgility”) a company incorporated in England and Wales (the “Acquisition”) from CommAgility’s founders. The Acquisition was completed pursuant to the terms of a Share Purchase Agreement, dated February 17, 2017, and entered into by and among the Company, the Acquisition Subsidiary and the founders. The Company paid $11,317,500 in cash on acquisition date and issued 3,487,528 shares of newly issued common stock (“Consideration Shares”) with an acquisition date fair value of $5,998,548. The Company financed the cash portion of the transaction with proceeds from a term loan totaling $760,000, proceeds from an asset based revolver totaling $1,098,000 and cash on hand of $9,459,500. Refer to Note 8 for additional details regarding the financing arrangement entered into in connection with this transaction. In addition to the acquisition date cash purchase price the sellers are to be paid an additional £2,000,000 (approximately $2,500,000 at acquisition date) in the form of deferred purchase price payable beginning in March 2017 through January 2019 and are due an additional purchase price adjustment based on working capital and cash levels delivered to the buyer as of February 17, 2017 (“Completion Cash Adjustment”). Lastly, the sellers may earn up to an additional £10,000,000 (approximately $12,500,000 at the acquisition date) payment if certain financial targets are achieved by CommAgility during calendar years 2017 and 2018.

Pursuant to the Share Purchase Agreement, 2,092,516 of the Consideration Shares are subject to forfeiture and return to the Company if (a) 2017 Adjusted EBITDA, as defined, generated by CommAgility is less than £2,400,000; or (b) 2018 Adjusted EBITDA, as defined, generated by CommAgility is less than £2,400,000 (in each case as determined by an audit of CommAgility conducted by the accountants of the Acquisition Subsidiary in accordance with the terms of the Share Purchase Agreement). As of acquisition date the Company recorded a contingent asset of $1,619,607 based on a probability factor that the 2,092,516 of Consideration Shares will be forfeited. This contingent asset is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of June 30, 2017.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations and comprehensive (loss).

The Company incurred $17,434 and $1,289,517 of acquisition-related costs during the three months and six months ended June 30, 2017, respectively, which is included as part of general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive (loss). Since the acquisition date of February 17, 2017, CommAgility contributed $3,000,216 and $3,996,992 of net sales to the Company for the three and six months ended June 30, 2017, respectively.

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

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Cash at close	$11,317,500		$11,317,500
Equity issued at close	5,998,548		5,998,548
Completion Cash Adjustment	1,382,288		1,382,288
Deferred Purchase Price	2,515,000		2,515,000
Contingent Consideration	2,700,353	(1,191,353)	1,509,000

Total Purchase Price	23,913,689	(1,191,353)	22,722,336

Cash	4,566,510		4,566,510
Accounts Receivable	2,267,124		2,267,124
Inventory	1,125,532		1,125,532
Intangible Assets	9,657,600		9,657,600
Contingent Asset		1,619,607	1,619,607
Other Assets	167,650		167,650
Fixed Assets	303,904		303,904
Accounts Payable	(1,171,846)		(1,171,846)
Accrued Expenses	(417,213)		(417,213)
Deferred Revenue	(638,671)		(638,671)
Deferred Tax Liability	(1,701,586)	95,366	(1,606,220)
Other Long Term Liabilities	(339,096)		(339,096)

Net Assets Acquired	13,819,908		15,534,881

Goodwill	$10,093,781		$ 7,187,455
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

The following table summarizes the activity related to contingent consideration and deferred purchase price for the three and six months ended June 30, 2017:

	Contingent Consideration	Deferred Purchase Price
Balance at Beginning of Period	$-	$-
Fair Value At Acquisition Date	2,700,353	2,515,000
Accretion of Interest	21,916
Payment		(419,166)
Foreign Currency Translation	(8,521)	(6,834)
Balance as of March 31, 2017	$2,713,748	$2,089,000

Accretion of Interest	46,287
Payment		(325,000)
Measurement Period Adjustment	(1,191,353)
Foreign Currency Translation	101,617	77,667
Balance as of June 30, 2017	$1,670,299	$1,841,667

As of June 30, 2017, $1,040,000 of contingent consideration and $1,408,333 of deferred purchase price is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. As of June 30, 2017, $630,299 of contingent consideration and $433,334 of deferred purchase price is included in other long term liabilities on the condensed consolidated balance sheet.

Pro Forma Information(Unaudited)

The following unaudited pro forma information presents the Company’s operations as if the CommAgility acquisition and related financing activities had occurred on January 1, 2016. The pro forma information includes the following adjustments (i) amortization of acquired definite-lived intangible assets; (ii) interest expense incurred in connection with the New Credit Facility (described in further detail in Note 8) used to finance the acquisition of CommAgility; and (iii) inclusion of acquisition-related expenses in the earliest period presented. The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date and are not intended to be a projection of future results.

Pro-forma results for the three months ended June 30, 2016 are presented below:

(Unaudited)	2016
Net Revenues	$10,277,273
Net (loss)	$(198,089)
Basic net (loss) per share	$(0.01)
Diluted net (loss) per share	$(0.01)
13

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pro-forma results for the six months ended June 30, 2016 and 2017 are presented below:

(Unaudited)	2017	2016
Net Revenues	$22,855,776	$19,452,462
Net (loss)	$(1,852,342)	$(1,812,036)
Basic net (loss) per share	$(0.09)	$(0.09)
Diluted net (loss) per share	$(0.09)	$(0.09)

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

The effective rate of income tax benefit of 37% for the six months ended June 30, 2017 was higher than the statutory rate of 34% primarily due to research and development deductions, state tax benefits related to net operating losses offset by nondeductible expenses and a lower rate in the United Kingdom.

NOTE 5 - INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are calculated by using the weighted average number of shares of common stock outstanding and, when dilutive, potential shares from stock options, contingent shares and restricted shares, using the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding	19,765,101	18,622,116	19,577,271	18,614,350
Potentially dilutive shares	—	—	—	—
Weighted average common shares outstanding, assuming dilution	19,765,101	18,622,116	19,577,271	18,614,350

Common stock options are included in the diluted earnings (loss) per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

this quarterly report. The weighted average number of shares not included in diluted earnings (loss) per share, because the effects are anti-dilutive, was 2,921,500 and 352,073 for the three-months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the weighted average number of shares not included in diluted earnings (loss) per share was 2,476,598 and 425,601, respectively.

NOTE 6 – INVENTORIES

Inventory carrying value is net of inventory reserves of $2,572,851 and $1,549,089 at June 30, 2017 and December 31, 2016, respectively.

Inventories consist of:

	June 30, 2017	December 31, 2016
Raw materials	$2,954,106	$3,558,430
Work-in-process	689,408	531,210
Finished goods	3,683,192	4,363,111
	$7,326,706	$8,452,751

During the three month period ended June 30, 2017 the Company recorded inventory adjustments totaling $1,930,000, comprised of an increase to the Company’s excess and obsolescence reserve of $1,121,000 and the write off of gross inventory of $809,000. The charge was effected as a result of a review of inventory balances and net realizable value of the inventory following the launch of the Company’s lean manufacturing initiative and the adoption of a strategic product plan focused on product lifecycle acceleration.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance of $8,879,991 at June 30, 2017 relates to two of the Company’s reporting units, Microlab ($1,351,392) and Embedded Solutions ($7,528,599). Management’s qualitative assessment performed in the fourth quarter of 2016 did not indicate any impairment of Microlab’s goodwill as its fair value was estimated to be in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment. The Embedded Solutions reporting unit was acquired on February 17, 2017 (see Note 3). No events have occurred since the acquisition date that would indicate any impairment of Embedded Solutions goodwill.

Goodwill consists of the following:

June 30, 2017
Beginning Balance	$1,351,392
CommAgility Acquisition	10,093,781
Measurement Period Adjustment	(2,906,326)
Foreign Currency Translation	341,144
Ending Balance	$8,879,991

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer Relationships	$7,419,250	($400,240)	$239,246	$7,258,256
Patents	1,320,375	(99,682)	41,932	1,262,625
Non-Compete Agreements	917,975	(115,504)	27,904	830,375
Total	$9,657,600	($615,426)	$309,082	$9,351,256

Amortization of acquired intangible assets was $414,781 and $615,426 for the three and six months ended June 30, 2017. Amortization of acquired intangible assets is included as part of general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss).

The estimated future amortization expense related to intangible assets is as follows as of June 30, 2017:

Remainder of 2017	$ 842,524
2018	1,685,048
2019	1,685,048
2020	1,408,255
2021	1,368,714
Thereafter	2,361,667

Total	$9,351,256

NOTE 8 – DEBT

Debt consists of the following:

June 30 2017
Revolver at LIBOR Plus Margin	$1,522,426
Term Loan at LIBOR Plus Margin	722,000
Total Debt	2,244,426

Debt Maturing within one year	(1,674,426)
Non-current portion of long term debt	$ 570,000

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

In connection with the issuance of the New Credit Facility, the Company paid lender and legal fees of $215,358 which were primarily related to the Revolver and are capitalized and presented as other current and non-current assets in the condensed consolidated balance sheets. These costs are recognized as additional interest expense over the term of the related debt instrument using the straight line method.

The Company must repay the Term Loan in installments of $38,000 per quarter due on the first day of each fiscal quarter beginning April 1, 2017 and continuing until the term loan maturity date, on which the remaining balance is due in a final installment. The future principal payments under the term loan are $76,000 for the remainder of 2017, $152,000 in 2018 and $494,000 in 2019. The Term Loan and Revolver are both scheduled to mature on November 16, 2019.

The Term and Revolving Loans bear interest at the LIBOR rate plus a margin. The margin on the outstanding balance of the Company’s Term Loans and Revolving Loans is 3.50% and 3.00% per annum, respectively, at June 30, 2017 and will continue at these rates until September 30, 2017. Thereafter, the margins shall be subject to increase or decrease by Lender on the first day of each of the Borrowers’ fiscal quarters based upon the Fixed Charge Coverage Ratio as of the most recently ended fiscal quarter falling into three levels. If the Company’s Fixed Coverage Leverage Ratio (as defined in the New Credit Facility) is greater than or equal to ratio 1.25 to 1.00, a margin of 3.25% and 2.75%, respectively, is added to LIBOR rate with a step up to 3.50% and 3.00%, respectively, if the ratio is greater than or equal 1.00 to 1.00 but less than 1.25 to 1.00 and another step up to 3.75% and 3.25%, respectively, if the ratio is less than 1.00 to 1.00. The Company is also required to pay a commitment fee on the unused commitments under the Revolver at a rate equal to 0.50% per annum and an early termination fee of (a) 2% of the Revolver Commitment Amount and Term Loan if termination occurs before the first anniversary of the New Credit Facility or (b) 1% of the Revolver Commitment Amount and Term Loan if termination occurs after the first anniversary of the New Credit Facility but before the second anniversary of the New Credit Facility.

The New Credit Facility is secured by liens on substantially all of the Company’s and its domestic subsidiaries’ assets including a pledge of 66 2/3% of the equity interests in the Company’s Foreign Subsidiaries (as defined in the New Credit Facility). The New Credit Facility contains customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. Events of default under the New Credit Facility include but are not limited to: failure to pay obligations when due, breach or failure of any covenant, insolvency or bankruptcy, materially misleading representations or warranties, occurrence of a Change in Control (as defined) or occurrence of conditions that have a Material Adverse Effect (as defined).

On August 3, 2017 the Company entered into Amendment No. 1 to the New Credit Facility, effective June 30, 2017, which amended the definition of EBITDA to exclude the non-cash inventory adjustment of $1,930,000 recorded during the three months ended June 30, 2017 and to reduce the pledge of equity interests in the Company’s Foreign Subsidiaries from 66 2/3% to 66 1/3%. Accordingly, as of June 30, 2017, and the date hereof, the Company is in compliance with the covenants of the New Credit Facility.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - ACCOUNTING FOR SHARE BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three month period ended June 30, 2017 includes a credit of $17,517 related to share-based compensation expense due to forfeitures during the quarter. The Company’s results for the six month period ended June 30, 2017 include share-based compensation expense totaling $283,872. Results for the three and six month period ended June 30, 2016 include share-based compensation expense totaling $98,619 and $197,238, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within operating expenses.

For the three months ended June 30, 2017 the Company reversed $324,922 and $52,117 in stock compensation expense for stock options and restricted shares, respectively, that were forfeited as a result of employees exiting the Company. The total amounts forfeited during the quarter were 87,000 restricted shares and 655,000 stock options. The result on total share-based compensation expense for the quarter is net credit to expense in the amount of $17,517. The Company had assumed a zero forfeiture rate in prior periods.

Incentive Compensation Plan:

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2,000,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of June 30, 2017, there were 26,000 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

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

The following summarizes the components of share-based compensation expense by equity type for the three and six months ended June 30:

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended
	June 30,
	2017	2016
Service - based Restricted Common Stock	$87,685	$55,500
Performance-based Stock Options	(216,138)	28,650
Service -based Stock Options	152,346	9,116
Performance-based Restricted Common Stock	(41,410)	5,353
	($17,517)	$98,619

	Six Months Ended
	June 30,
	2017	2016
Service - based Restricted Common Stock	$144,433	$111,000
Performance-based Stock Options	(157,497)	57,300
Service -based Stock Options	332,993	18,232
Performance-based Restricted Common Stock	(36,057)	10,706
	$283,872	$197,238

As of June 30, 2017, $1,125,722 of unrecognized compensation costs related to unvested stock options is expected to be recognized over a remaining weighted average period of 3.3 years and $250,780 of unrecognized compensation costs related to unvested restricted shares is expected to be recognized over a remaining weighted average period of 1.3 years.

Restricted Common Stock Awards:

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved equity compensation plans, as of June 30, 2017, and changes during the six months ended June 30, 2017, are presented below:

Non-vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	244,291	$1.52
Granted	150,000	$1.65
Forfeited	(87,000)	$1.77
Vested	(121,042)	$1.40
Non-vested at June 30, 2017	186,249	$1.66

Performance-Based Stock Option Awards:

A summary of performance-based stock option activity, and related information for the six months ended June 30, 2017 follows:

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2017	2,165,000	$1.32
Granted	-	-
Exercised	(50,000)	$0.75
Forfeited	(540,000)	$1.77
Expired	-	-
Outstanding, June 30, 2017	1,575,000	$1.18

Options exercisable:
June 30, 2017	1,040,000	$0.95

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of June 30, 2017 was $721,000 and the weighted average remaining contractual life was 3.9 years. The aggregate intrinsic value of performance-based stock options exercisable as of June 30, 2017 was $673,000 and the weighted average remaining contractual life was 2.0 years. The intrinsic value of options exercised during the six months ended June 30, 2017 was $36,550.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. As of June 30, 2017, the Company has determined that the performance conditions are probable of being achieved by the year ending 2020. The Company’s performance-based stock options granted prior to 2013 (consisting of 1,040,000 options) are fully amortized.

Service-Based Stock Option Awards:

A summary of service-based stock option activity and related information for the six months ended June 30, 2017 follows:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2017	1,198,000	$1.51
Granted	845,000	1.68
Exercised	-	-
Forfeited	(115,000)	1.45
Expired	(3,000)	2.40
Outstanding, June 30, 2017	1,925,000	$1.59

Options exercisable:
June 30, 2017	290,000	$1.80

The aggregate intrinsic value of service-based stock options (regardless of whether or not such options are exercisable) as of June 30, 2017 was $212,250 and the weighted average remaining contractual life was 9.0 years. The aggregate intrinsic value of service-based stock options exercisable as of June 30, 2017 was $56,700 and the weighted average remaining contractual life was 6.5 years.

The following table presents the assumptions used to estimate the fair value of stock option awards granted during the six months ended June 30, 2016:

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Option Term (in years)	Exercise Price	Risk Free Interest Rate	Expected Volatility	Fair Value at Grant Date	Expected Dividend Yield	Expected Forfeiture Rate
1/2/17 Grant	4	$1.91	1.94%	77.78%	$1.11	0	0
1/12/17 Grant	4	1.92	1.87%	77.88%	1.11	0	0
2/17 17 Grant	4	1.72	1.92%	72.01%	0.94	0	0

5/22/17 Grant	4	1.38	1.80%	68.93%	0.73	0	0
6/5/17 Grant	1	1.65	1.74%	69.02%	0.46	0	0
6/5/17 Grant	4	1.65	1.74%	69.02%	0.87	0	0
6/15/17 Grant	4	1.60	1.76%	69.09%	0.84	0	0

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

Financial information by reportable segment is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues by segment:
Network solutions	$5,617,263	$5,476,421	$11,132,564	$9,689,734
Test and measurement	3,315,695	2,133,683	6,352,376	4,288,785
Embedded solutions	3,000,216	-	3,996,992	-
Consolidated net revenues of reportable segments	11,933,174	7,610,104	21,481,932	13,978,519

Segment income (loss):
Network solutions	(329,899)	1,044,335	578,322	1,384,261
Test and measurement	(541,338)	(366,652)	(516,132)	(679,099)
Embedded solutions	75,327	-	(154,146)	-
Income (loss) from reportable segments	$(795,910)	$677,683	$(91,956)	$705,162

Other unallocated amounts:
Corporate expenses	(1,473,206)	(1,031,071)	(3,896,142)	(1,979,201)
Other (expenses) income - net	(111,301)	(10,266)	(162,066)	(51,870)
Consolidated income (loss) before			-	-
Income tax provision (benefit)	$(2,380,417)	$(363,653)	$(4,150,164)	$(1,325,909)
21

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization by segment:
Network solutions	103,628	57,957	204,992	113,704
Test and measurement	95,247	58,881	188,634	118,992
Embedded solutions	446,359	-	665,729	-
Total depreciation and amortization for reportable segments	$645,234	$116,838	$1,059,355	$232,696

Capital expenditures by segment:
Network solutions	58,580	228,149	142,539	283,379
Test and measurement	40,691	199,400	106,830	218,644
Embedded solutions	26,728	-	68,705	-
Total consolidated capital expenditures by reportable segment	$125,998	$427,549	$318,074	$502,023

	2017	2016
Total assets by segment:
Network solutions	$9,167,082	$10,594,770
Test and measurement	6,733,907	7,851,479
Embedded solutions	22,057,874	-
Total assets for reportable segments	$37,958,863	$18,446,249

Corporate assets, principally cash and cash equivalents and deferred income taxes	$11,935,636	$16,988,886
Total consolidated assets	$49,894,499	$35,435,135
22

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidated net sales by region were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales by region
Americas	$8,294,953	$5,802,032	$15,259,706	$10,867,668
Europe, Middle East, Africa (EMEA)	3,235,077	1,493,030	5,202,116	2,441,387
Asia Pacific (APAC)	403,144	315,042	1,020,110	669,464
Total Sales	$11,933,174	$7,610,104	$21,481,932	$13,978,519

Net sales are attributable to a geographic area based on the destination of the product shipment.

The majority of shipments in the Americas are to customers located within the United States. For the three-months ended June 30, 2017 and 2016, revenues in the United States for all reportable segments amounted to $7,965,566 and $5,611,283, respectively. For the six-months ended June 30, 2017 and 2016, revenues in the United States for all reportable segments amounted to $14,430,391 and $10,383,454, respectively.

Shipments to the EMEA region for all reportable segments were largely concentrated in the UK, Germany and Israel. For the three-months ended June 30, 2017 shipments to the UK, Germany and Israel amounted to $2,183,460, $288,782 and $118,322, respectively. For the three-months ended June 30, 2016 shipments were largely concentrated in Israel and Germany amounting to $340,750 and $236,005, respectively. For the six-months ended June 30, 2017 shipments to the UK, Germany and Israel amounted to $2,784,356, $543,792 and $367,744, respectively. For the six-months ended June 30, 2016, shipments to Israel and Germany amounted to $373,177 and $472,405, respectively.

The largest concentration of shipments in the APAC region is to China. For the three-month period ending June 30, 2017 and 2016, shipments to China amounted to $159,789 and $233,999, respectively. For the six-month period ending June 30, 2017 and 2016 shipments to China amounted to $608,847 and $421,169, respectively.

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

The following is a summary of the Company’s contractual obligations as of June 30, 2017:

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Payments by Period
		Remainder
	Total	2017	2018-2019	2020-2021	Thereafter
Facility Leases	$2,791,517	$242,813	$1,003,356	$934,184	$611,164
Purchase Obligations	2,966,875	2,966,875	-	-	-
Operating and Equipment Leases	252,157	27,017	108,067	108,067	9,006
	$6,010,549	$3,236,705	$1,111,423	$1,042,251	$620,169

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

INTRODUCTION

The Company develops, manufactures and markets a wide variety of radio frequency and microwave noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters and passive components for wireless radio frequency conditioning. Additionally, the Company is a supplier of signal processing technology for network validation systems, supporting LTE/4G and emerging 5G networks. The majority of the Company’s products are primarily used by its customers in relation to commercial infrastructure development in support of the expansion and upgrade to distributed antenna systems, deployment of small cell technology and private LTE networks. In addition, the Company’s products are used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of radio frequency and microwave systems. Other applications include radio, radar, wireless local area network and digital television.

Highlights from the Second Quarter:

•	Net revenues of $11,933,174 and $21,481,932 for the three and six months ended June 30, 2017, a year over year increase of 56.8% and 53.7%, respectively.

•	Net loss of $1,368,131 and $2,599,577 for the three and six months ended June 30, 2017 representing an increase in net loss of $514,698 and $1,228,723, respectively.

o	Net loss negatively impacted by $1,930,000 non-cash inventory impairment charge during the three months ended June 30, 2017.

•	New customer orders of $12,110,000 for the three months ended June 30, 2017 representing a year over year increase of $3,083,000 or 34.1%

•	June 30, 2017 order backlog of $6,970,000 representing a year over year increase of $3,316,000 or 90.7%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Net Revenues

	Three months ended June 30,
	Revenue		% of Rev		Change
	2017	2016	2017	2016	Amount	Pct.
Network solutions	$5,617,263	$5,476,421	47.1%	72.0%	$140,842	2.6%
Test and measurement	3,315,695	2,133,683	27.8%	28.0%	1,182,012	55.4%
Embedded solutions	3,000,216	-	25.1%	0.0%	3,000,216	-
Total net revenues	$11,933,174	$7,610,104	100.0%	100.0%	$4,323,070	56.8%

Net consolidated revenues for the three months ended June 30, 2017 were $11,933,174 as compared to $7,610,104 for the three months ended June 30, 2016, an increase of $4,323,070 or 56.8%. The primary driver for the year over year increase is the inclusion of the Embedded solutions segment which was acquired on February 17, 2017 and contributed $3,000,216 in revenue for the period.

Net revenues from the Company’s Network solutions products for the three months ended June 30, 2017 were up modestly. Net revenues from Network solutions products accounted for 47.1% and 72.0% of net consolidated revenues for the three months ended June 30, 2017 and 2016, respectively. The increase in revenues in this segment was primarily due to increased demand for the Company’s passive radio frequency components and subassemblies, largely as a result of increased capital spending by domestic wireless carriers and tower operators.

Net revenues from the Company’s Test and measurement products for the three months ended June 30, 2017 were up significantly over the prior year period. Net revenues from Test and measurement products accounted for 27.8% and 28.0% of net consolidated revenues for the three months ended June 30, 2017 and 2016, respectively. The increase in revenues was primarily due to an increase in military and government spending as compared to the corresponding period in the prior year.

Gross Profit

	Three months ended June 30,
	Gross Profit		Gross Margin		Change
	2017	2016	2017	2016	Amount	Pct.
Network solutions	$1,182,027	$2,503,137	21.0%	45.7%	(1,321,110)	-52.8%
Test and measurement	832,129	835,753	25.1%	39.2%	(3,623)	-0.4%
Embedded solutions	1,330,005	-	44.3%	0.0%	1,330,005	-
Total gross profit	$3,344,161	$3,338,890	28.0%	43.9%	5,271	0.2%

Consolidated gross profit for the three months ended June 30, 2017 was negatively impacted by a non-cash inventory adjustment of $1,930,000. The adjustment was effected as a result of a review of inventory balances and net realizable value of the inventory following the launch of the Company’s lean manufacturing initiative and the adoption of product lifecycle acceleration. The lean manufacturing program focuses on inventory reductions, the minimization of product redesign for alternate use, and the acceleration of the evaluation process of slow moving inventory for product redesign and repurpose.  This, combined with the need to focus manufacturing, operations and engineering efforts on the increasing current order flow, dictated the significant write down at the end of the quarter. The inventory adjustments negatively impacted the Network solutions segment gross margin by $1,206,266 and the Test and measurement segment gross margin by $723,734. The impact of the inventory adjustment was offset by the gross profit of the Embedded solutions segment which contributed $1,330,005 to the overall gross profit increase from the same period last year.

Operating Expenses

Consolidated operating expenses for the three months ended June 30, 2017 were $5,613,277 or 47.0% of consolidated net revenues as compared to $3,692,278 or 48.5% of consolidated net revenues for the three months ended June 30, 2016. For the three months ended June 30, 2017 as compared to the prior year, consolidated operating expenses increased by $1,920,999 or 52.0%. Consolidated operating expenses were higher in the three months ended June 30, 2017 due to the inclusion of $1,254,678 of expenses associated with the Embedded solutions segment which was acquired on February 17, 2017 and included $414,781 of amortization expense related to purchased intangibles. Additionally, operating expenses increased from the same period in the prior year due to severance and legal charges of $470,273 associated with two restructuring actions during the three months ended June 30, 2017 and increased commission expense of $181,783 due to higher revenues.

Interest Expense

Interest expense increased $109,274 related to our new credit facility, amortization of capitalized debt issuance costs and accretion of the contingent consideration liability.

Taxes

For the three months ended June 30, 2017, the Company recorded a tax benefit of $1,012,286 due primarily to losses generated from the Company’s operations. For the three months ended June 30, 2016, the Company recorded a tax benefit of $145,461 primarily due to losses generated from the Company’s operations during the period.

Net Loss

For the three months ended June 30, 2017, the Company realized a net loss of $1,368,131 or $.07 loss per share on a basic and diluted basis, as compared to a net loss of $218,192 or $.01 loss per share on a basic and diluted basis for the three months ended June 30, 2016, a decrease of $1,149,939 or $.06 per diluted share. The decrease was due to the factors discussed above.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Net Revenues

	Six months ended June 30,
	Revenue		% of Rev		Change
	2017	2016	2017	2016	Amount	Pct.
Network solutions	$11,132,564	$9,689,735	51.8%	69.3%	$1,442,829	14.9%
Test and measurement	6,352,376	4,288,784	29.6%	30.7%	2,063,592	48.1%
Embedded solutions	3,996,992	-	18.6%	0.0%	3,996,992	-
Total net revenues	$21,481,932	$13,978,519	100.0%	100.0%	$7,503,413	53.7%

Net consolidated revenues for the six months ended June 30, 2017 were $21,481,932 as compared to $13,978,519 for the six months ended June 30, 2016, an increase of $7,503,413 or 53.7%. The primary driver for the year over year increase is the inclusion of the Embedded solutions segment which was acquired on February 17, 2017 and contributed $3,996,992 in revenue for the period.

Net revenues from the Company’s Network solutions products were up significantly over the prior year period. Net revenues from Network solutions products accounted for 51.8% and 69.3% of net consolidated revenues for the six months ended June 30, 2017 and 2016, respectively. The increase in revenues was primarily due to increased demand for the Company’s passive radio frequency components and subassemblies, largely as a result of increased capital spending by domestic wireless carriers and tower operators.

Net revenues from the Company’s Test and measurement products were up significantly over the prior year period. Net revenues from Test and measurement products accounted for 29.6% and 30.7% of net consolidated revenues for the six months ended June 30, 2017 and 2016, respectively. The increase in revenues was primarily due to an increase in military and government spending as compared to the corresponding period in the prior year.

Gross Profit

	Six months ended June 30,
	Gross Profit		Gross Margin		Change
	2017	2016	2017	2016	Amount	Pct.
Network solutions	$3,642,509	$4,286,127	32.7%	44.2%	(643,618)	-15.0%
Test and measurement	2,166,337	1,772,877	34.1%	41.3%	393,460	22.2%
Embedded solutions	1,867,826	-	46.7%	0.0%	1,867,826	-
Total gross profit	$7,676,670	$6,059,004	35.7%	43.3%	1,617,666	26.7%

The Company’s gross profit on consolidated net revenues for the six months ended June 30, 2017 was negatively impacted by a non cash inventory adjustment of $1,930,000. The adjustment was effected as a result of a review of inventory balances and net realizable value of the inventory following the launch of the Company’s lean manufacturing initiative and the adoption of product lifecycle acceleration.  The lean manufacturing program focuses on inventory reductions, the minimization of product redesign for alternate use, and the acceleration of the evaluation process of slow moving inventory for product redesign and repurpose.  This, combined with the need to focus manufacturing, operations and engineering efforts on the increasing current order flow, dictated the significant write down at the end of the quarter. The inventory adjustments negatively impacted the Network solutions segment gross margin by $1,206,266 and the Test and measurement segment gross margin by $723,734. The impact of the inventory adjustment was offset by the gross profit of the Embedded Solutions segment which contributed $1,867,826 to the overall gross profit increase from the same period last year.

Operating Expenses

Consolidated operating expenses for the six months ended June 30, 2017 were $11,664,768 or 54.3% of consolidated net revenues as compared to $7,333,043 or 52.5% of consolidated net revenues for the six months ended June 30, 2016. For the six months ended June 30, 2017 as compared to the prior year, consolidated operating expenses increased by $4,331,724 or 59.1%. Consolidated operating expenses were higher in the six months ended June 30, 2017 due to the inclusion of $2,021,970 of expenses associated with the Embedded solutions segment which was acquired on February 17, 2017 and included $615,426 of amortization expense related to purchased intangibles. Additionally, operating expenses increased from the same period in the prior year due to $1,289,517 of expenses related to the CommAgility acquisition consisting primarily of professional fees, severance and legal charges of $470,273 associated with two restructuring actions during the three months ended June 30, 2017, increased commission expenses of $375,263 due to higher revenues and higher salaries and benefits due to increased headcount.

Other Expenses

Other expenses decreased $48,297 as the Company incurred $38,000 in the six months ended June 30, 2016 related to ground water remediation efforts. Interest expense increased $158,493 related to our new credit facility, amortization of capitalized debt issuance costs and accretion of the contingent consideration liability.

Tax

For the six months ended June 30, 2017, the Company recorded a tax benefit of $1,550,587 due primarily to losses generated from the Company’s operations. For the six months ended June 30, 2016, the Company recorded a tax benefit of $531,389 primarily due to losses generated from the Company’s operations during the period.

Net Loss

For the three months ended June 30, 2017, the Company realized a net loss of $2,599,577 or $.13 loss per share on a basic and diluted basis, as compared to a net loss of $794,520 or $.04 loss per share on a basic and diluted basis for the three months ended June 30, 2016, a decrease of $1,805,057 or $.09 per diluted share. The decrease was due to the factors discussed above.

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

Operating Activities

Cash provided by operating activities was $488,164 for the six months ended June 30, 2017 as compared to cash used by operating activities of $465,225 for the six months ended June 30, 2016. During the six months ended June 30, 2017 changes in our operating assets and liabilities resulted in a net increase in cash of $1,920,544 primarily due to cash provided from accounts receivable and higher accrued expenses and other liabilities. During the six months ended June 30, 2016, changes in our operating assets and liabilities resulted in a net increase in cash of $328,728 primarily due to cash provided by accounts receivable and an increase in accounts payable. These increases were offset by cash used for inventory.

Investing Activities

Cash used by investing activities was $9,152,799 for the six months ended June 30, 2017 and was primarily comprised of cash used for the CommAgility acquisition of $8,842,122, net of cash acquired and capital expenditures of $318,074. For the six months ended June 30, 2016 cash used by investing activities was $502,023 and was related to capital expenditures.

Financing Activities

Cash provided by financing activities was $2,066,568 for the six months ended June 30, 2017 as compared to cash used of $144,648 for the six months ended June 30, 2016. During the six months ended June 30, 2017 the Company received net proceeds of $1,522,426 from the asset based revolver and received $760,000 from the term loan. Principal repayments of the term loan during the six months ended June 30, 2017 were $38,000. Additionally, the Company paid $215,358 in debt issuance costs associated with the new credit facility. During the six months ended June 30, 2016 the Company paid $79,180 related to a capital equipment lease and $65,468 related to the repurchase of common stock.

As noted in Note 8 to the financial statements, on February 16, 2017 the Company entered into a Credit Agreement which provided for a term loan in the aggregate principal amount of $760,000 and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the New Credit Facility) of up to a maximum availability of $9,000,000. The proceeds of the term loan and revolver were used to finance the acquisition of CommAgility. As of June 30, 2017, $1,522,426 was outstanding on the asset based revolver. At June 30, 2017 the Company has excess availability under the Revolver of $3,198,163.

On August 3, 2017 the Company entered into Amendment No. 1 to the New Credit Facility, effective June 30, 2017, which amended the definition of EBITDA to exclude the non-cash inventory adjustment of $1,930,000 recorded during the three months ended June 30, 2017 and to reduce the pledge of equity interests in the Company’s Foreign Subsidiaries from 66 2/3% to 66 1/3%. Accordingly, as of June 30, 2017, and the date hereof, the Company is in compliance with the covenants of the New Credit Facility.

As of June 30, 2017, future minimum lease payments related to the Company’s facility lease and equipment leases are shown below:

	Payments by Period
		Remainder
	Total	2017	2018-2019	2020-2021	Thereafter
Facility Leases	$2,791,517	$242,813	$1,003,356	$934,184	$611,164
Purchase Obligations	2,966,875	2,966,875	-	-	-
Operating and Equipment Leases	252,157	27,017	108,067	108,067	9,006
	$6,010,549	$3,236,705	$1,111,423	$1,042,251	$620,169

The Company may pursue strategic opportunities, including potential acquisitions, mergers, divestitures or other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods. In order to fund such activities the Company may need to incur additional debt or issue additional securities if market conditions are favorable. However, there can be no certainty that such funding will be available in needed quantities or terms favorable to the Company.

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

Critical Accounting Policies

There have been no change in our critical accounting policies or significant accounting estimates as disclosed in our 2016 Form 10-K, except as disclosed below:

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

Valuation of Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is evaluated for impairment annually by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. After assessing the totality of events or circumstances, if we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform additional quantitative tests to determine the magnitude of any impairment.

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

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our property rights, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed including in our Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

(b) Changes in Internal Control over Financial Reporting

We acquired CommAgility on February 17, 2017. We have begun the process to integrate the operations of CommAgility into our overall system of internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the three or six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2016 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
There have been no material developments in the legal proceedings described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2016, Commission File No. 011-11916)

10.1	Share Purchase Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.2	Registration Rights Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.3	Lock Up Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.4	Voting Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.5	Loan and Security Agreement, dated February 16, 2017, Wireless Telecom Group, Inc. Boonton Electronics Corporation, Microlab/FXR and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)
33

10.6	Amendment No. 1 to the Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated August 3, 2017.

10.7*	Separation Agreement and General Release by and between Wireless Telecom Group, Inc. and Paul Steven Genova dated May 22, 2017.

10.8*	Amendment to the Executive Employment Agreement by and between Wireless Telecom Group Inc. and Timothy Whelan executed on June 9, 2017.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 15, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive (loss), (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Denotes a management contract or compensatory plan or arrangement.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: August 9, 2017	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Date: August 9, 2017	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer
35

EXHIBIT INDEX

Exhibit No.	Description

10.6	Amendment No. 1 to the Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated August 3, 2017.

10.7*	Separation Agreement and General Release by and between Wireless Telecom Group, Inc. and Paul Steven Genova dated May 22, 2017.

10.8*	Amendment to the Executive Employment Agreement by and between Wireless Telecom Group Inc. and Timothy Whelan executed on June 9, 2017.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, filed on August 9, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive (loss), (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Denotes a management contract or compensatory plan or arrangement.

** Furnished herewith.

