Form 10-Q
period 2017-09-30
WIRELESS TELECOM GROUP INC
filed 2017-11-09
CIK 878828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of Common Stock outstanding as of October 22, 2017: 22,790,667

WIRELESS TELECOM GROUP, INC.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

	September 30 2017	December 31 2016
	(unaudited)
CURRENT ASSETS
Cash & cash equivalents	$2,266,532	$9,350,803
Accounts receivable - net of reserves of $23,026 and $10,740, respectively	8,107,931	5,183,869
Inventories - net of reserves of $2,067,103 and $1,549,089, respectively	6,485,796	8,452,751
Prepaid expenses and other current assets	4,789,567	866,036
TOTAL CURRENT ASSETS	21,649,826	23,853,459
PROPERTY PLANT AND EQUIPMENT – NET	2,428,245	2,166,566
OTHER ASSETS
Goodwill	10,113,158	1,351,392
Acquired Intangible Assets, net	4,756,386	-
Deferred income taxes	8,822,687	7,403,600
Other	794,058	660,118
TOTAL OTHER ASSETS	24,486,289	9,415,110
TOTAL ASSETS	$48,564,360	$35,435,135

CURRENT LIABILITIES
Short term debt	1,423,927	-
Accounts payable	2,416,202	2,986,797
Accrued expenses and other current liabilities	3,290,598	673,067
Deferred Revenue	573,477	-
TOTAL CURRENT LIABILITIES	7,704,204	3,659,864
LONG TERM LIABILITIES
Long term debt	532,000	-
Other long term liabilities	1,810,990	69,058
Deferred Tax Liability	789,263	-
TOTAL LONG TERM LIABILITIES	3,132,253	69,058

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY

Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 33,886,752 and 29,786,224 shares issued, 22,790,667 and 18,751,346 shares outstanding	338,867	297,862
Additional paid in capital	47,453,286	40,563,002
Retained earnings	9,722,650	11,668,829
Treasury stock at cost, - 11,096,085 and 11,034,878 shares, respectively	(20,910,394)	(20,823,480)
Accumulated Other Comprehensive Income	1,123,494	-
TOTAL SHAREHOLDERS’ EQUITY	37,727,903	31,706,213

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,564,360	$35,435,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
NET SALES	$12,560,298	$8,344,301	$34,042,230	$22,322,820

COST OF SALES	6,446,992	4,521,302	20,252,254	12,440,817

GROSS PROFIT	6,113,306	3,822,999	13,789,976	9,882,003

Operating Expenses
Research and Development	1,051,233	948,654	3,267,955	3,042,916
Sales and Marketing	1,946,443	1,216,265	5,161,181	3,703,522
General and Administrative	2,333,795	1,389,996	8,567,102	4,141,520
Total Operating Expenses	5,331,471	3,554,915	16,996,238	10,887,958

Other income/(expense)	(1,033)	(27,090)	(4,253)	(78,675)

Interest Expense	(70,607)	(178)	(229,453)	(463)

Income/(loss) before taxes	710,195	240,816	(3,439,968)	(1,085,093)

Tax Provision/(Benefit)	56,799	118,980	(1,493,789)	(412,409)

Net Income/(Loss)	653,396	121,836	(1,946,179)	(672,684)

Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	547,160	-	1,123,494	-
Comprehensive Income/(Loss)	$1,200,556	$121,836	$(822,685)	$(672,684)

Net Income/(Loss) per common share:

Basic	$0.03	$0.01	$(0.10)	$(0.04)
Diluted	$0.03	$0.01	$(0.10)	$(0.04)

Weighted average shares outstanding:
Basic	20,235,876	18,721,346	19,799,219	18,650,274
Diluted	22,938,188	19,358,968	19,799,219	18,650,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30
	2017	2016
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES
Net income (loss)	$(1,946,179)	$(672,684)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Depreciation and amortization	1,345,806	363,634
Amortization of debt issuance fees	48,503	-
Share-based compensation expense	507,791	432,612
Deferred rent	18,277	27,454
Deferred income taxes	(1,419,087)	(434,333)
Provision for doubtful accounts	12,286	(8,788)
Inventory reserves	1,314,528	221,369
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(529,198)	(176,019)
Inventories	1,820,249	(1,603,381)
Prepaid expenses and other assets	238,351	(14,162)
Accounts payable	(1,776,291)	1,091,071
Accrued expenses and other liabilities	814,989	30,818
Net cash provided/(used) by operating activities	450,025	(742,409)
CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital expenditures	(588,180)	(715,128)
Proceeds from asset disposal	7,397	-
Acquisition of business net of cash acquired	(9,137,534)	-
Net cash (used by) investing activities	(9,718,317)	(715,128)
CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES
Revolver borrowings	25,281,935	-
Revolver repayments	(24,010,007)	-
Term loan borrowings	760,000	-
Term loan repayments	(76,000)	-
Debt issuance fees	(215,358)	-
Proceeds from exercise of stock options	424,950	-
Repayments of equipment lease payable	-	(101,296)
Repurchase of stock	(86,914)	(65,468)
Net cash provided/(used by) financing activities	2,078,606	(166,764)
Effect of exchange rate changes on cash and cash equivalents	105,415	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,084,271)	(1,624,301)
Cash and cash equivalents, at beginning of period	9,350,803	9,726,007
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,266,532	$8,101,706

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$90,084	$-
Cash paid during the period for income taxes	$58,454	$67,438

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures	$-	$(41,904)
Equipment lease payable	$-	$41,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2016	29,786,224	$297,862	$40,563,002	$11,668,829	-	$(20,823,480)	$31,706,213

Net Income (loss)	-	-	-	(1,946,179)	-	-	(1,946,179)

Issuance of shares in connection with stock options exercised	550,000	5,500	419,450	-	-	-	424,950

Share-based compensation expense	-	-	507,791	-	-	-	507,791

Issuance of shares in connection with CommAgility acquisition	3,487,528	34,875	5,963,673	-	-	-	5,998,548

Issuance of restricted stock	150,000	1,500	(1,500)	-	-	-	-

Forfeiture of Restricted Stock	(87,000)	(870)	870	-	-	-	-

Cumulative translation adjustment	-	-	-	-	1,123,494	-	1,123,494

Repurchase of Stock	-	-	-	-	-	(86,914)	(86,914)

Balances at September 30, 2017	33,886,752	$338,867	$47,453,286	$9,722,650	$1,123,494	$(20,910,394)	$37,727,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and comprehensive income/loss for the three and nine months ended September 30, 2017 and 2016, the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 and the condensed consolidated statement of shareholder’s equity for the nine months ended September 30, 2017 have been prepared by the Company (as defined below) without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, NoiseCom, and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”), which are collectively referred to herein as the “Company”. All intercompany transactions and balances have been eliminated in consolidation.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest shareholders’ annual report (Form 10-K).

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

The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three months ended September 30, 2017, one customer accounted for approximately 13% of the Company’s consolidated revenues and for the nine months ended September 30, 2017 one customer accounted for approximately 10% of the Company’s consolidated revenue. For the three and nine months ended September 30, 2016, one customer accounted for approximately 11% and 10%, respectively, of the Company’s consolidated revenues. At September 30, 2017 two customers represented 19% and 17% of the Company’s gross accounts receivable, respectively. At December 31, 2016, one customer represented 16% of the Company’s gross accounts receivable balance.

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

Contingent Consideration

Under the terms of the CommAgility Share Purchase Agreement the Company may be required to pay additional purchase price if certain financial targets are achieved for the years ending December 31, 2017 and December 31, 2018 (“CommAgility Earn-Out”). As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $754,500 (see Note 3) and the Company is required to reassess the fair value of the contingent consideration at each reporting period.

The significant inputs used in this fair value estimate include gross revenues and Adjusted EBITDA, as defined, scenarios for the earn-out periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome (Level 3). The estimated outcome is then discounted based on the individual risk analysis of the liability. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of CommAgility or changes in the future, may result in different estimated amounts.

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

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at the weighted average spot rate for the periods presented. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income in the Condensed Consolidated Statements of Shareholders’ Equity. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the Company’s functional currency, are included in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to a separate section of shareholders’ equity in accumulated other comprehensive income and primarily includes unrealized gains and losses excluded from the Consolidated Statements of Operations and Comprehensive Income/(Loss). These unrealized gains and losses consist of changes in foreign currency translation.

Intangible and Long-lived Assets

Intangible assets include patents, non-competition agreements, customer relationships and trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to seven years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments,

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

economic conditions and competition. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually and more frequently if event occur or circumstances change that indicate an asset may be impaired.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with the fair value up to the amount of taxes owed using the maximum statutory rate in the employee’s applicable jurisdiction(s). ASU 2016- 09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeiture awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The adopted standard has not had any impact on the Company’s financial statements.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. As a result, ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017. During the third quarter the Company began an implementation project regarding adoption of Topic 606. The Company believes that adoption of Topic 606 will not have a material impact on the Company’s results of operations, however, the implementation project is on-going.

The Company does not believe there are any other recently issued, but not yet effective accounting pronouncements, that if adopted would have a material effect on the accompanying consolidated financial statements.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

additional £10,000,000 (approximately $12,500,000 at the acquisition date) payment if certain financial targets are achieved by CommAgility during calendar years 2017 and 2018.

Pursuant to the Share Purchase Agreement, 2,092,516 of the Consideration Shares are subject to forfeiture and return to the Company if (a) 2017 EBITDA, as defined, generated by CommAgility is less than £2,400,000; or (b) 2018 EBITDA, as defined, generated by CommAgility is less than £2,400,000 (in each case as determined by an audit of CommAgility conducted by the accountants of the Acquisition Subsidiary in accordance with the terms of the Share Purchase Agreement). As of acquisition date the Company estimates that the 2017 Adjusted EBITDA target will not be met thus we believe all 2,092,516 Consideration shares will be forfeited. Accordingly, the Company recorded a contingent asset of $3,599,128 which represents the fair value of the consideration shares as of acquisition date. This contingent asset is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of September 30, 2017.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. During the three months ended September 30, 2017 the Company recorded measurement period adjustments related to the completion of the valuation of intangible assets, contingent consideration and contingent asset associated with the equity claw back and deferred taxes. The Company incurred $0 and $1,289,517 of acquisition-related costs during the three and nine months ended September 30, 2017, respectively, which is included as part of general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Since the acquisition date of February 17, 2017, CommAgility contributed $2,231,166 and $6,228,157 of net sales to the Company for the three and nine months ended September 30, 2017, respectively.

Various valuation techniques were used to estimate the fair value of assets acquired and the liabilities assumed which use significant unobservable inputs, or Level 3 inputs as defined by the fair value hierarchy. Using these valuation approaches requires the Company to make significant estimates and assumptions. The following table summarizes the allocation of the purchase consideration to the fair value of assets acquired and liabilities assumed at the date of acquisition:

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	As Reported 3/31/2017	Measurement Period Adjustments	Revised 9/30/2017
Cash at close	$11,317,500		$11,317,500
Equity issued at close	5,998,548		5,998,548
Completion Cash Adjustment	1,382,288		1,382,288
Deferred Purchase Price	2,515,000		2,515,000
Contingent Consideration	2,700,353	(1,945,853)	754,500

Total Purchase Price	23,913,689	(1,945,853)	21,967,836

Cash	4,566,510		4,566,510
Accounts Receivable	2,267,124		2,267,124
Inventory	1,125,532		1,125,532
Intangible Assets	9,657,600	(4,540,833)	5,116,768
Contingent Asset		3,599,128	3,599,128
Other Assets	167,650		167,650
Fixed Assets	303,904		303,904
Accounts Payable	(1,171,846)		(1,171,846)
Accrued Expenses	(417,213)		(417,213)
Deferred Revenue	(638,671)		(638,671)
Deferred Tax Liability	(1,701,586)	867,308	(834,279)
Other Long Term Liabilities	(339,096)		(339,096)

Net Assets Acquired	13,819,908		13,745,511

Goodwill	$10,093,781		$8,222,325
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

The following table summarizes the activity related to Contingent Consideration and Deferred Purchase Price for the nine months ended September 30, 2017:

	Contingent Consideration	Deferred Purchase Price
Balance at Beginning of Period	$-	$-
Fair Value At Acquisition Date	2,700,353	2,515,000
Accretion of Interest	68,204
Payment		(1,071,666)
Measurement Period Adjustment	(1,945,853)
Foreign Currency Translation	52,571	120,000
Balance as of September 30, 2017	$875,275	$1,563,334

As of September 30, 2017, $1,116,666 of deferred purchase price is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. As of September 30, 2017, $875,275 of contingent consideration and $446,668 of deferred purchase price is included in other long term liabilities on the condensed consolidated balance sheet.

Pro Forma Information (Unaudited)

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

Pro-forma results for the three months ended September 30, 2016 are presented below:

(Unaudited)	2016
Net Revenues	$11,613,576
Net (loss)	$(125,515)
Basic net (loss) per share	$(0.01)
Diluted net (loss) per share	$(0.01)

Pro-forma results for the nine months ended September 30, 2016 and 2017 are presented below:

(Unaudited)	2017	2016
Net Revenues	$35,416,074	$31,066,037
Net (loss)	$(1,441,141)	$(1,602,277)
Basic net (loss) per share	$(0.07)	$(0.08)
Diluted net (loss) per share	$(0.07)	$(0.08)
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

The effective rate of income tax benefit of 44% for the nine months ended September 30, 2017 was higher than the statutory rates in the United States and United Kingdom primarily due to research and development deductions, state tax benefits related to net operating losses, non-qualified stock option deductions offset by nondeductible expenses and a lower rate in the United Kingdom.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding	20,235,876	18,721,346	19,799,219	18,650,274

Potentially dilutive shares	2,702,312	637,622	-	-
Weighted average common shares outstanding, assuming dilution	22,938,188	19,358,968	19,799,219	18,650,274

Common stock options are included in the diluted earnings (loss) per share calculation when the various option exercise prices are less than their relative average market price during the periods presented in this quarterly report. The weighted average number of shares not included in diluted earnings (loss) per share, because the effects are anti-dilutive, was 2,810,143 and 2,781,844 for the three-months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the weighted average number of shares not included in diluted earnings (loss) per share was 5,755,490 and 3,980,229, respectively.

15

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – INVENTORIES

Inventory carrying value is net of inventory reserves of $2,067,103 and $1,549,089 at September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017	December 31, 2016
Inventories consist of:
Raw materials	$3,214,276	$3,558,430
Work-in-process	641,449	531,210
Finished goods	2,630,071	4,363,111
	$6,485,796	$8,452,751

During the nine month period ended September 30, 2017 the Company recorded inventory adjustments totaling $1,930,000 comprised of an increase to the Company’s excess and obsolescence reserve of $1,121,000 and the write off of gross inventory of $809,000. The charge was effected as a result of a review of inventory balances and net realizable value of the inventory following the launch of the Company’s lean manufacturing initiative and the adoption of a strategic product plan focused on product lifecycle acceleration.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance of $10,113,158 at September 30, 2017 relates to two of the Company’s reporting units, Microlab ($1,351,392) and Embedded Solutions ($8,761,766). Management’s qualitative assessment performed in the fourth quarter of 2016 did not indicate any impairment of Microlab’s goodwill as its fair value was estimated to be in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment. The Embedded Solutions reporting unit was acquired on February 17, 2017 (see Note 3). No events have occurred since the acquisition date that would indicate any impairment of Embedded Solutions goodwill.

Goodwill consists of the following:

September 30, 2017
Beginning Balance	$1,351,392
CommAgility Acquisition	10,093,781
Measurement Period Adj	(1,871,456)
Foreign Currency Translation	539,441
Ending Balance	$10,113,158
16

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intangible assets consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount

Customer Relationships	$2,766,500	($346,437)	$159,437	$2,579,500

Patents	614,918	(76,593)	35,028	573,353

Non Compete Agreements	1,106,600	(236,133)	63,069	933,535

Tradename	628,750	-	41,250	670,000
Total	$5,116,768	(659,163)	$298,784	$4,756,388

Amortization of acquired intangible assets was $47,737 and $659,163 for the three and nine months ended September 30, 2017. As a result of finalizing the fair value of intangible assets the Company recorded measurement period adjustments of $4,540,833 to reduce gross intangible assets and increase goodwill during the three months ended September 30, 2017. Additionally, the Company recorded an indefinite lived intangible asset representing the fair value of the CommAgility tradename. As a result of the measurement period adjustments the Company recorded a reduction of intangible amortization expense of $228,459 during the three months ended September 30, 2017 which represents a year to date true up of amortization expense based on the final intangible asset fair value. Amortization of acquired intangible assets is included as part of general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income/(loss).

The estimated future amortization expense related to intangible assets is as follows as of September 30, 2017:

Remainder of 2017	$278,430

2018	1,113,719
2019	1,113,719
2020	769,786
2021	720,652
Thereafter	90,082

Total	$4,086,388

NOTE 8 – DEBT

Debt consists of the following:

September 30, 2017
Revolver at LIBOR Plus Margin	$1,271,927
Term Loan at LIBOR Plus Margin	684,000
Total Debt	1,955,927
Debt Maturing within one year	(1,423,927)
Non-current portion of long term debt	$532,000
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

The Company must repay the Term Loan in installments of $38,000 per quarter due on the first day of each fiscal quarter beginning April 1, 2017 and continuing until the term loan maturity date, on which the remaining balance is due in a final installment. The future principal payments under the term loan are $38,000 for the remainder of 2017, $152,000 in 2018 and $494,000 in 2019. The Term Loan and Revolver are both scheduled to mature on November 16, 2019.

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

On August 3, 2017 the Company entered into Amendment No. 1 to the New Credit Facility, effective June 30, 2017, which amended the definition of EBITDA to exclude the non-cash inventory adjustment of $1,930,000 recorded during the three months ended June 30, 2017 and the reduce the pledge of equity interests in the Company’s Foreign Subsidiaries from 66 2/3% to 66 1/3%.

As of September 30, 2017, and the date hereof, the Company is in compliance with the covenants of the New Credit Facility.

18

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 - ACCOUNTING FOR SHARE BASED COMPENSATION

The Company follows the provisions of ASC 718, “Share-Based Payment.” The Company’s results for the three and nine months ended September 30, 2017 include share-based compensation expense totaling $223,919 and $507,791, respectively. Results for the three and nine month period ended September 30, 2016 include share-based compensation expense totaling $235,374 and $432,612, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) within operating expenses.

During the nine months ended September 30, 2017 the Company reversed $324,922 and $92,017 in stock compensation expense for unvested stock options and restricted shares, respectively, that were forfeited as a result of employees exiting the Company. The total amounts forfeited were 87,000 restricted shares and 655,000 stock options. The Company had assumed a zero forfeiture rate in prior periods.

Incentive Compensation Plan:

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2,000,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1,658,045 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of September 30, 2017, there were 26,000 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

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

19

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following summarizes the components of share-based compensation expense by equity type for the three and nine months ended September 30:

	Three Months Ended
	September 30
	2017	2016
Service - based Restricted Common Stock	$22,673	$40,598
Performance-based Restricted Common Stock	1,846	5,353
Performance-based Stock Options	21,500	28,650
Service -based Stock Options	177,900	160,773
	223,919	235,374

	Nine Months Ended September 30
	2017	2016
Service - based Restricted Common Stock	$167,106	$151,598
Performance-based Restricted Common Stock	(34,211)	16,059
Performance-based Stock Options	(135,997)	85,950
Service -based Stock Options	510,893	179,005
	507,791	432,612

As of September 30, 2017, $926,322 of unrecognized compensation costs related to unvested stock options is expected to be recognized over a remaining weighted average period of 3.06 years and $186,361 of unrecognized compensation costs related to unvested restricted shares is expected to be recognized over a remaining weighted average period of 1.2 years.

Restricted Common Stock Awards:

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved equity compensation plans, as of September 30, 2017, and changes during the nine months ended September 30, 2017, are presented below:

Non-vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1, 2017	244,291	$1.52
Granted	150,000	$1.65
Vested and Issued	(121,563)	$1.40
Forfeited	(87,000)	$1.62
Non-vested as of September 30, 2017	185,728	$1.66
20

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Performance-Based Stock Option Awards:

A summary of performance-based stock option activity, and related information for the nine months ended September 30, 2017 follows:

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2017	2,165,000	$1.32
Granted	-	-
Exercised	(550,000)	$0.77
Forfeited	(540,000)	$1.77
Expired	-	-
Outstanding as of September 30, 2017	1,075,000	$1.38

Exercisable at September 30, 2017	540,000	$1.14

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of September 30, 2017 was $347,800 and the weighted average remaining contractual life was 4.4 years. The aggregate intrinsic value of performance-based stock options exercisable as of September 30, 2017 was $285,800 and the weighted average remaining contractual life was 1.7 years. The intrinsic value of options exercised during the nine months ended September 30, 2017 was $359,100.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. As of September 30, 2017, the Company has determined that the performance conditions on 535,000 options granted 2013 and later are probable of being achieved by the year ending 2020. The Company’s performance-based stock options granted prior to 2013 (consisting of 540,000 options) are fully amortized.

Service-Based Stock Option Awards:

A summary of service-based stock option activity and related information for the nine months ended September 30, 2017 follows:

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2017	1,198,000	$1.51
Granted	845,000	$1.68
Exercised	-	-
Forfeited	(115,000)	$1.45
Expired	(83,000)	$3.00
Outstanding as of September 30, 2017	1,845,000	$1.53

Exercisable at September 30, 2017	508,333	$1.40
21

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The aggregate intrinsic value of service-based stock options (regardless of whether or not such options are exercisable) as of September 30, 2017 was $297,750 and the weighted average remaining contractual life was 9.1 years. The aggregate intrinsic value of service-based stock options exercisable as of September 30, 2017 was $137,608 and the weighted average remaining contractual life was 8.8 years.

The following table presents the assumptions used to estimate the fair value of stock option awards granted during the nine months ended September 30, 2017:

	Option Term (in years)	Exercise Price	Risk Free Interest Rate	Expected Volatility	Fair Value at Grant Date	Expected Dividend Yield	Expected Forfeiture Rate
1/2/17 Grant	4	$1.91	1.94%	77.78%	$1.11	0	0
1/12/17 Grant	4	1.92	1.87%	77.88%	1.11	0	0
2/17/17 Grant	4	1.72	1.92%	72.01%	0.94	0	0

5/22/17 Grant	4	1.38	1.80%	68.93%	0.73	0	0
6/5/17 Grant	1	1.65	1.74%	69.02%	0.46	0	0
6/5/17 Grant	4	1.65	1.74%	69.02%	0.87	0	0
6/15/17 Grant	4	1.60	1.76%	69.09%	0.84	0	0

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

Financial information by reportable segment for the three and nine months ended September 30, 2017 and 2016 is set forth below:

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales by segment:
Network solutions	$6,427,646	$5,507,065	$17,560,210	$15,196,799
Test and measurement	3,901,486	2,837,236	10,253,863	7,126,021
Embedded solutions	2,231,166	-	6,228,157	-
Total consolidated net sales of reportable segments	12,560,298	8,344,301	34,042,230	22,322,820

Segment income (loss):
Network solutions	1,424,496	1,081,854	2,002,818	2,466,115
Test and measurement	769,603	179,879	253,471	(499,220)
Embedded solutions	41,206	-	(112,939)	-
Income (loss) from reportable segments	2,235,305	1,261,733	2,143,350	1,966,895

Other unallocated amounts:
Corporate expenses	(1,453,470)	(993,650)	(5,349,614)	(2,972,851)
Other (expenses) income - net	(71,640)	(27,267)	(233,705)	(79,137)
Consolidated income (loss) before Income tax provision (benefit)	710,195	240,816	(3,439,968)	(1,085,093)

Depreciation and amortization by segment:
Network solutions	106,785	68,002	311,777	181,706
Test and measurement	96,696	62,936	285,329	181,928
Embedded solutions	82,972	-	748,700	-
Total depreciation and amortization for reportable segments	286,453	130,938	1,345,806	363,634

Capital expenditures by segment:
Network solutions	107,162	132,022	249,701	415,401
Test and measurement	94,665	81,083	201,495	299,727
Embedded solutions	68,278	-	136,984	-
Total consolidated capital expenditures by reportable segment	270,104	213,105	588,180	715,128

	September 30, 2017	December 31, 2016
Total assets by segment:
Network solutions	10,055,232	10,594,770
Test and measurement	6,441,510	7,851,479
Embedded solutions	20,588,726	-
Total assets for reportable segments	37,085,468	18,446,249

Corporate assets, principally cash and cash equivalents and deferred income taxes	11,478,892	16,988,886
Total consolidated assets	48,564,360	35,435,135
23

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidated net sales by region were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Sales by region
Americas	$10,083,348	$6,394,496	$25,343,053	$17,262,164
Europe, Middle East, Africa(EMEA)	2,051,218	1,600,694	7,253,334	4,042,081
Asia Pacific (APAC)	425,732	349,111	1,445,843	1,018,575
Total sales	$12,560,298	$8,344,301	$34,042,230	$22,322,820

Net sales are attributable to a geographic area based on the destination of the product shipment.

The majority of shipments in the Americas are to customers located within the United States. For the three-months ended September 30, 2017 and 2016, revenues in the United States for all reportable segments amounted to $9,685,577 and $6,210,423, respectively. For the nine months ended September 30, 2017 and 2016, revenues in the United States for all reportable segments amounted to $24,115,968 and $16,593,877, respectively.

Shipments to the EMEA region for all reportable segments were largely concentrated in the UK, Germany and Israel. For the three-months ended September 30, 2017 shipments to the UK and Germany amounted to $1,294,150 and $187,373, respectively. For the three-months ended September 30, 2016 shipments were largely concentrated in Israel and Germany amounting to $349,418 and $100,653, respectively. For the nine months ended September 30, 2017 shipments to the UK, Germany and Israel amounted to $4,078,506, $731,165 and $374,298, respectively. For the nine months ended September 30, 2016, shipments to Israel and Germany amounted to $722,595 and $573,058, respectively.

The largest concentration of shipments in the APAC region is to China. For the three month period ending September 30, 2017 and 2016, shipments to China amounted to $188,426 and $231,485, respectively. For the nine month period ending September 30, 2017 and 2016 shipments to China amounted to $797,273 and $652,654, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Warranties:

The Company typically provides one to two year warranties on all of its products, covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers. Historically, the Company’s warranty expense has been minimal.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following is a summary of the Company’s contractual obligations as of September 30, 2017:

	Payments by Period
		Remainder
	Total	2017	2018-2019	2020-2021	Thereafter
Facility Leases	$2,674,362	$121,879	$1,007,135	$934,184	$611,164
Purchase Obligations	4,866,041	4,866,041	-	-	-
Operating and Equipment Leases	238,648	13,508	108,067	108,067	9,006
	$7,779,051	$5,001,428	$1,115,202	$1,042,251	$620,170

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

The Company’s deferred tax asset is recorded at tax rates expected to be in existence when those assets are utilized. Should the tax rates change materially in the future the amount of deferred tax asset could be materially impacted.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

INTRODUCTION

The Company develops, manufactures and markets a wide variety of radio frequency and microwave noise sources, electronic testing and measuring instruments including power meters, voltmeters and modulation meters and passive components for wireless radio frequency conditioning. Additionally, the Company is a supplier of signal processing technology for network validation systems, supporting LTE/4G and emerging 5G networks. The majority of the Company’s products are primarily used by its customers in relation to commercial infrastructure development in support of the expansion and upgrade to distributed antenna systems, deployment of small cell technology and private LTE networks. In addition, the Company’s products are used to test the performance and capability of cellular/PCS and satellite communication systems and to measure the power of radiofrequency and microwave systems. Other applications include radio, radar, wireless local area network and digital television.

The company has accomplished its highest quarter of revenue in three years for the combined Test and measurement and Network solutions segments, reflecting successful execution in both segments. The addition of the strong performing Embedded solutions segment helped drive consolidated revenues 50.5% higher than the third quarter of 2016. Management is pleased with the revenue performance and profitability of the Embedded solutions segment since the acquisition in the first quarter of 2017 and expects it to continue to contribute to the company’s growth.

Highlights from the Third Quarter:

•	Net revenues of $12,560,298 and $34,042,230 for the three and nine months ended September 30, 2017, a year over year increase of 50.5% and 52.5%, respectively, reflecting the inclusion of the new Embedded solutions segment.

•	Income before taxes of $710,195 for the three months ended September 30, 2017 representing an increase of $469,379 over the prior year period.

•	New customer orders of $15,430,000 for the three months ended September 30, 2017 representing a year over year increase of $4,284,000 or 38%

•	September 30, 2017 order backlog of $9,950,000 representing a year over year increase of $3,821,000 or 62%, reflecting the inclusion of the Embedded solutions segment.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Net Revenues

	Three months ended September 30
	Revenue		% of Rev		Change
	2017	2016	2017	2016	Amount	Pct.
Network solutions	$6,427,646	$5,507,065	51.2%	66.0%	$920,581	16.7%
Test and measurement	3,901,486	2,837,236	31.0%	34.0%	1,064,250	37.5%
Embedded solutions	2,231,166	-	17.8%	0.0%	2,231,166	-
Total net revenues	$12,560,298	$8,344,301	100.0%	100.0%	$4,215,997	50.5%

Net consolidated revenues for the three months ended September 30, 2017 were $12,560,298 as compared to $8,344,301 for the three months ended September 30, 2016, an increase of $4,215,997 or 50.5%. The primary driver for the year over year increase is the inclusion of the Embedded solutions segment which was acquired on February 17, 2017 and contributed $2,231,166 in revenue for the period.

Net revenues from the Company’s Network solutions products for the three months ended September 30, 2017 were up 16.7% from the prior year. Net revenues from Network solutions products accounted for 51.2% and 66.0% of net consolidated revenues for the three months ended September 30, 2017 and 2016, respectively. The increase in revenues in this segment was due to increased demand for the Company’s passive radio frequency components and subassemblies, largely as a result of increased capital spending by domestic wireless carriers and tower operators in capacity densification projects and small cell deployments.

Net revenues from the Company’s Test and measurement products for the three months ended September 30, 2017 were up 37.5% over the prior year period. Net revenues from Test and measurement products accounted for 31.1% and 34.0% of net consolidated revenues for the three months ended September 30, 2017 and 2016, respectively. The increase in revenues was primarily due to an increase in military and government spending as compared to the corresponding period in the prior year.

Gross Profit

	Three months ended September 30
	Gross Profit		Gross Margin		Change
	2017	2016	2017	2016	Amount	Pct.
Network solutions	$2,981,120	$2,512,910	46.4%	45.6%	468,210	18.6%
Test and measurement	2,165,830	1,310,089	55.5%	46.2%	855,741	65.3%
Embedded solutions	966,356	-	43.3%	0.0%	966,356	-
Total gross profit	$6,113,306	$3,822,999	48.7%	45.8%	2,290,307	59.9%

Consolidated gross profit for the three months ended September 30, 2017 was $6,113,306 as compared to $3,822,999 in the corresponding period in the prior year. The increase was primarily due to the contribution of the Embedded solutions segment in the current quarter and improved profitability in the Test and measurement segment due to higher sales of products which have a high gross profit margin. Also contributing to the increase was higher absorption of our fixed labor and manufacturing overhead costs as a result of increased volumes in the Network solutions and Test and measurement segments.

Operating Expenses

Consolidated operating expenses for the three months ended September 30, 2017 were $5,331,471 or 42.4% of consolidated net revenues as compared to $3,554,915 or 42.6% of consolidated net revenues for the three months ended September 30, 2016. For the three months ended September 30, 2017 as compared to the prior year, consolidated operating expenses increased by $1,776,556 or 50.0%. Consolidated operating expenses were higher in the three months ended September 30, 2017 due to the inclusion of $925,150 of expenses associated with the Embedded solutions segment which was acquired on February 17, 2017 and included $43,737 of amortization expense related to purchased intangibles. Additionally, operating expenses increased from the same period in the prior year due to higher commission expense of $373,691, increased employee compensation and benefits of $165,500 associated with higher headcount and higher corporate expenses primarily due to integration related expenses of $158,447.

Interest Expense

Interest expense increased $70,429 related to our new credit facility and amortization of capitalized debt issuance costs.

Other Income/(Expense)

Other expense decreased $26,057 due to reduction in environmental remediation costs from the prior year.

Taxes

For the three months ended September 30, 2017 and 2016, the Company recorded tax expense of $56,799 and $118,980, respectively, due primarily to income generated from the Company’s operations during those periods and was predominately comprised of non-cash deferred tax expense.

Net Income

For the three months ended September 30, 2017, the Company realized net income of $653,396 or $.03 per share on a basic and diluted basis, as compared to a net income of $121,836 or $.01 per share on a basic and diluted basis for the three months ended September 30, 2016, an increase of $531,560 or $.02 per basic and diluted share. The increase was due to the factors discussed above.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Net Revenues

	Nine months ended September 30
	Revenue		% of Rev		Change
	2017	2016	2017	2016	Amount	Pct.
Network solutions	$17,560,210	$15,196,800	51.6%	68.1%	$2,363,410	15.6%
Test and measurement	10,253,863	7,126,020	30.1%	31.9%	3,127,843	43.9%
Embedded solutions	6,228,157	-	18.3%	0.0%	6,228,157	-
Total net revenues	$34,042,230	$22,322,820	100.0%	100.0%	$11,719,410	52.5%

Net consolidated revenues for the nine months ended September 30, 2017 were $34,042,230 as compared to $22,322,820 for the nine months ended September 30, 2016, an increase of $11,719,410 or 52.5%. The primary driver for the year over year increase is the inclusion of the Embedded solutions segment which was acquired on February 17, 2017 and contributed $6,228,157 in revenue for the period.

Net revenues from the Company’s Network solutions products were up significantly over the prior year period. Net revenues from Network solutions products accounted for 51.6% and 68.1% of net consolidated revenues for the nine months ended September 30, 2017 and 2016, respectively. The increase in revenues was primarily due to increased demand for the Company’s passive radio frequency components and subassemblies, largely as a result of increased capital spending by domestic wireless carriers and tower operators in capacity densification projects and small cell deployments.

Net revenues from the Company’s Test and measurement products were up significantly over the prior year period. Net revenues from Test and measurement products accounted for 30.1% and 31.9% of net consolidated revenues for the nine months ended September 30, 2017 and 2016, respectively. The increase in revenues was primarily due to an increase in military and government spending as compared to the corresponding period in the prior year.

Gross Profit

	Nine months ended September 30
	Gross Profit		Gross Margin		Change
	2017	2016	2017	2016	Amount	Pct.
Network solutions	$6,623,630	$6,799,036	37.7%	44.7%	(175,406)	-2.6%
Test and measurement	4,332,165	3,082,967	42.2%	43.3%	1,249,198	40.5%
Embedded solutions	2,834,181	-	45.5%	0.0%	2,834,181	-
Total gross profit	$13,789,976	$9,882,003	40.5%	44.3%	3,907,973	39.5%

The Company’s gross profit on consolidated net revenues for the nine months ended September 30, 2017 was negatively impacted by a non cash inventory adjustment of $1,930,000 recorded in the second quarter of 2017. The adjustment was effected as a result of a review of inventory balances and net realizable value of the inventory following the launch of the Company’s lean manufacturing initiative and the adoption of product lifecycle acceleration. The lean manufacturing program focuses on inventory reductions, the minimization of product redesign for alternate use, and the acceleration of the evaluation process of slow moving inventory for product redesign and repurpose. This, combined with the need to focus manufacturing, operations and engineering efforts on the increasing current order flow, dictated the significant write down at the end of the second quarter. The inventory adjustments negatively impacted the Network solutions and Test and measurement segments gross profit by $1,206,266 and $723,734, respectively, for the nine months ended September 30, 2017. The impact of the inventory adjustment was offset by the gross profit of the Embedded Solutions segment which contributed $2,834,181 to the overall gross profit increase from the same period last year as well as improved profitability in the Test and measurement segment due to higher sales of products which have a high gross profit margin. Also offsetting the inventory impairment charge in the nine months ended September 30, 2017 was higher absorption of fixed labor and manufacturing overhead associated with higher volumes as compared to the prior period for the Network solutions and Test and measurement segments.

Operating Expenses

Consolidated operating expenses for the nine months ended September 30, 2017 were $16,996,238 or 49.9% of consolidated net revenues as compared to $10,887,958 or 48.8% of consolidated net revenues for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 as compared to the prior year, consolidated operating expenses increased by $6,108,280 or 56.1%. Consolidated operating expenses were higher in the nine months ended September 30, 2017 due to the inclusion of $2,947,120 of expenses associated with the Embedded solutions segment which was acquired on February 17, 2017 and included $659,163 of amortization expense related to purchased intangibles. Additionally, operating expenses increased from the same period in the prior year due to $1,289,517 of expenses related to the CommAgility acquisition consisting primarily of professional fees, increased commission expenses of $748,954 due to higher revenues, severance and legal charges of $572,912 associated with restructuring actions during the nine months ended September 30, 2017, increased employee compensation and benefits of $336,735 due to increased headcount and higher corporate expenses primarily due to integration expenses.

Other Expenses

Other expenses decreased $74,422 due to the reduction in environmental remediation expenses from the prior year. Interest expense increased $228,990 related to our new credit facility, amortization of capitalized debt issuance costs and accretion of the contingent consideration liability.

Tax

For the nine months ended September 30, 2017, the Company recorded a tax benefit of $1,493,789 due primarily to losses generated from the Company’s operations. For the nine months ended September 30, 2016, the Company recorded a tax benefit of $412,409 primarily due to losses generated from the Company’s operations during the period.

Net Loss

For the nine months ended September 30, 2017, the Company realized a net loss of $1,946,179 or $.10 loss per share on a basic and diluted basis, as compared to a net loss of $672,684 or $.04 loss per share on a basic and diluted basis for the nine months ended September 30, 2016, a decrease of $1,273,495 or $.06 per diluted share. The decrease was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We expect our existing cash balance, cash generated by operations and borrowings available under our new credit facility (as described in Note 8 ) to be our primary sources of short-term liquidity, and we believe these sources will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Operating Activities

Cash provided by operating activities was $450,025 for the nine months ended September 30, 2017 as compared to cash used by operating activities of $742,409 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017 changes in our operating assets and liabilities resulted in a net increase in cash of $568,100 primarily due to reductions in inventory, prepaids and other asset and higher accrued expenses and other liabilities. This was offset by lower accounts payable and an increase in accounts receivable. During the nine months ended September 30, 2016, changes in our operating assets and liabilities resulted in a net decrease in cash of $671,673 primarily due to an increase in inventory offset by an increase in accounts payable.

Investing Activities

Cash used by investing activities was $9,718,317 for the nine months ended September 30, 2017 and was primarily comprised of cash used for the CommAgility acquisition of $9,137,534, net of cash acquired and capital expenditures of $588,180. For the nine months ended September 30, 2016 cash used by investing activities was $715,128 and was related to capital expenditures.

Financing Activities

Cash provided by financing activities was $2,078,606 for the nine months ended September 30, 2017 as compared to cash used of $166,764 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017 the Company received net proceeds of $1,271,928 from the asset based revolver and received $760,000 from the term loan. Principal repayments of the term loan during the nine months ended September 30, 2017 were $76,000. Additionally, the Company paid $215,358 in debt issuance costs associated with the new credit facility. During the nine months ended September 30, 2016 the Company paid $101,296 related to a capital equipment lease and $65,468 related to the repurchase of common stock.

As disclosed in Note 8, on February 16, 2017 the Company entered into a Credit Agreement which provided for a term loan in the aggregate principal amount of $760,000 and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the New Credit Facility) of up to a maximum availability of $9,000,000. The proceeds of the term loan and revolver were used to finance the acquisition of CommAgility. As of September 30, 2017, $1,271,928 was outstanding on the asset based revolver. At September 30, 2017 the Company has excess availability under the Revolver of $4,252,538.

On August 3, 2017 the Company entered into Amendment No. 1 to the New Credit Facility, effective June 30, 2017, which amended the definition of EBITDA to exclude the non-cash inventory adjustment of $1,930,000 recorded during the three months ended June 30, 2017 and the reduce the pledge of equity interests in the Company’s Foreign Subsidiaries from 66 2/3% to 66 1/3%.

As of September 30, 2017, and the date hereof, the Company is in compliance with the covenants of the New Credit Facility.

As of September 30, 2017, future minimum lease payments related to the Company’s facility lease and equipment leases are shown below:

	Payments by Period
		Remainder
	Total	2017	2018-2019	2020-2021	Thereafter
Facility Leases	$2,674,362	$121,879	$1,007,135	$934,184	$611,164
Purchase Obligations	4,866,041	4,866,041	-	-	-
Operating and Equipment Leases	238,648	13,508	108,067	108,067	9,006
	$7,779,051	$5,001,428	$1,115,202	$1,042,251	$620,170

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

Critical Accounting Policies

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2016 Form 10-K, except as disclosed below:

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

Intangible and Long-lived Assets

Intangible assets include patents, non-competition agreements, customer relationships and trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to seven years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually and more frequently if event occur or circumstances change that indicate an asset may be impaired.

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements that adoption of ASU 2017-01 and Topic 606 are not expected to have a material impact on the Company’s financial statements or results of operations, respectively; about our sources of short-term liquidity and our belief that these sources will be sufficient to meet our liquidity needs for at least the next 12 months; that is financial resources from working capital and our availability under the asset based revolver are adequate to meet our current needs; that Embedded solutions will continue to contribute to the company’s revenue and profitability growth; and that cash flow from CommAgility will fund the deferred purchase price and contingent consideration. These statements involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our property rights, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and elsewhere in this Quarterly Report on Form 10Q. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

There were no other changes in our internal control over financial reporting during the three or nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2016 Annual Report on Form 10-K.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2016, Commission File No. 011-11916)

10.1	Share Purchase Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.2	Registration Rights Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.3	Lock Up Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.4	Voting Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.5	Loan and Security Agreement, dated February 16, 2017, Wireless Telecom Group, Inc. Boonton Electronics Corporation, Microlab/FXR and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.6	Amendment No. 1 to the Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated August 3, 2017 (incorporated herein by reference to Exhibit 10.6 to Wireless Telecom Group Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916).
34

10.7*	Separation Agreement and General Release by and between Wireless Telecom Group, Inc. and Paul Steven Genova dated May 22, 2017 (incorporated herein by reference to Exhibit 10.7 to Wireless Telecom Group Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916).

10.8*	Amendment to the Executive Employment Agreement by and between Wireless Telecom Group Inc. and Timothy Whelan (incorporated herein by reference to Exhibit 10.8 to Wireless Telecom Group Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916).

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, filed on November 9, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive (loss), (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Denotes a management contract or compensatory plan or arrangement.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.
(Registrant)

Date: November 9, 2017	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Date: November 9, 2017	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer
36

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

101**	The following financial statements from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, filed on November 9, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive (loss), (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statement of shareholders’ equity, and (v) the notes to interim condensed consolidated financial statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
37