Form 10-K
period 2017-12-31
WIRELESS TELECOM GROUP INC
filed 2018-03-12
CIK 878828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(973) 386-9696
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $.01 per share	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

none
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒ No ☐

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of theExchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
Do not check if a smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE American on June 30, 2017: $26,519,581

Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 1, 2018: 22,866,883

PART I

Item 1.	Business

Overview

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), is a global designer and manufacturer of advanced radio frequency (“RF”) and microwave components, modules, systems and instruments and currently markets its products and services worldwide under the Boonton, Microlab, Noisecom and CommAgility brands. Serving the wireless, telecommunication, satellite, military, aerospace, and semiconductor industries, Wireless Telecom Group products enable innovation across a wide range of traditional and emerging wireless technologies. With a unique set of high-performance products including peak power meters, signal analyzers, signal processing modules, long term evolution (“LTE”) physical layer (“PHY”) and stack software, power splitters and combiners, global positioning system (“GPS”) repeaters, public safety monitors, noise sources, and programmable noise generators, Wireless Telecom Group supports the development, testing, and deployment of wireless technologies around the globe. The majority of the Company’s products are primarily used by its customers in relation to commercial infrastructure development in support of the expansion and upgrade to distributed antenna systems (“DAS”), deployment of small cell technology and private LTE networks. In addition, the Company’s products are used to test the performance and capability of cellular/personal communication system (“PCS”) and satellite communication systems and to measure the power of radiofrequency and microwave systems. Other applications include radio, radar, wireless local area network and digital television. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name Noise Com, Inc., and its wholly owned subsidiaries including Boonton Electronics Corporation, Microlab/FXR, Wireless Telecommunications Ltd. and CommAgility Limited. The corporate website address is www.wirelesstelecomgroup.com. Noise Com, Inc., Boonton Electronics Corporation, Microlab/FXR and CommAgility Limited Ltd. are hereinafter referred to as “Noisecom”, “Boonton”, “Microlab” and “CommAgility”, respectively.

Reportable Segments

The Company presents its operations in three reportable segments: (1) network solutions, (2) test and measurement and (3) embedded solutions. The network solutions segment is comprised primarily of the operations of Microlab. The test and measurement segment is comprised of the operations of Boonton and Noisecom. The embedded solutions segment is comprised of CommAgility.

Revenues by reportable segment for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Network solutions	$23,052	$20,199
Test and measurement	13,380	11,128
Embedded solutions	9,646	-
	$46,078	$31,327

Additional financial information on the Company’s reportable segments for each of the last two years is included in the Company’s Notes to the consolidated financial statements (see Note 10, “Segment and Related Information”) included as part of this annual report.

Market

Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source components and instruments, electronic testing and measurement instruments, and RF passive components to customers. With the CommAgility acquisition in February of 2017 the Company expanded to include the delivery of signal processing modules and the delivery, implementation and configuration of LTE PHY and stack software. Approximately 85% of the Company’s consolidated revenues in fiscal years 2017 and 2016 were derived from commercial customers. The remaining consolidated revenues (approximately 15%) were comprised of revenues made to the United States government (particularly the armed forces) and prime defense contractors.

Products

The Company, through its Microlab subsidiary, designs and manufactures a wide selection of RF passive components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets, particularly for small cell deployments, DAS, the in-building wireless solutions industry and radio base-station market. Microlab’s passive RF components share unique capabilities in the area of broadband frequency coverage, minimal loss and low passive intermodulation (“PIM”). Microlab also offers active solutions sets including GPS repeaters and splitter solutions to assist in network timing for tunnels and in-building wireless signaling.

Microlab product offerings include: small cell and neutral host DAS combiner solutions, hybrid couplers and hybrid matrices, cross band couplers, attenuators, RF terminations, RF power splitters and diplexers, as well as RF combiners and broadband combiner trays for small cell and in-building DAS deployments.

The Company, through its Boonton subsidiary, designs and produces electronic test and measurement equipment including power meters, voltmeters, audio and modulation meters, portable passive intermodulation test equipment for field-based testing of cellular transmission signals and accessory products. These products measure the power of RF and microwave systems used by the military and commercial sectors like telecommunications.

Boonton products are also used to test terrestrial and satellite communications, radar and telemetry. Certain power meter products are designed for measuring signals based on wideband modulation formats, allowing a variety of measurements to be made, including maximum power, peak power, average power and minimum power.

The Company, through its Noisecom subsidiary, designs and produces noise generation equipment and instruments, calibrated noise sources, noise modules and diodes. The Company’s noise components and instruments (noise source products) are used as a method to provide wide band signals for sophisticated telecommunication and defense applications, and as a stable reference standard for instruments and systems, including radar and satellite communications. Furthermore, noise sources can simulate challenging signaling conditions in data and RF transmission systems. Examples are jitter testing for high speed data lines used in modern computer architecture and signal to noise measurements to optimize wireless receivers and transmitters. Additionally, noise sources are used for jamming RF signals, and blocking or disturbing enemy radar and other communications, as well as insulating and protecting friendly communications.

Noise sources also are used in radar systems as part of built-in test equipment to continuously monitor the radar receiver and in satellite communications where the use of back-up receivers are becoming more common as the demand for communication availability and reliability is increasing. This test helps assure that the back-up receiver is functional and ready.

Boonton, Noisecom and Microlab products consist of several models with varying degrees of capabilities, which can be customized to meet particular customer requirements. They may be incorporated directly into the electronic equipment concerned or may be stand-alone components or devices that are connected to, or used in conjunction with, such equipment operating from an external site, in the factory or in the field. Prices of products range from approximately $100 to $100,000 per unit, with most revenues occurring between $2,000 and $35,000 per unit. Large integrated sales of the Company’s software in the Embedded solutions segment can include customization requirements and embedded hardware requirements and can be sold as projects at prices over $1 million. The Company may experience variations in gross profit based upon the mix of these products sold, as well as variations due to revenue volume and economies of scale.

Boonton and Noisecom products have extended useful lives and the Company provides recalibration services for its instrument products to ensure their accuracy to its domestic and international customers. CommAgiliy provides software implementation and configuration professional services on complex LTE private network deployments. Services accounted for approximately 9% and 4% of consolidated revenues for the years ended December 31, 2017 and 2016, respectively.

The Company, through its CommAgility subsidiary, supplies signal processing technology for network validation systems supporting LTE and emerging 5G networks. Additionally, CommAgility licenses, implements and configures LTE PHY layer and stack software for private LTE networks supporting satellite communications, the military and aerospace industries.

Management believes that across all of its subsidiaries and segments, its products offer state-of-the-art peak performance combined with customized solution designs, and outstanding customer and technical support.

Marketing and Sales

The Company’s products are sold globally through our in-house sales force, industry-specific manufacturers’ representatives and through a network of authorized distributors. The Company promotes the sale of its products through its website, product literature, published articles, technical conference presentations, direct mailings, trade advertisements and trade show exhibitions.

The Company’s relationships with its manufacturers’ representatives and distributors are governed by written contracts that either run for one-year renewable periods terminable by either party on 30 to 60 days prior notice or have indefinite lives terminable by either party on 30 to 60 days prior notice. The contracts generally provide for territorial and product representation.

Customers and Sales by Geographic Areas

The Company currently sells the majority of its products to telecommunications service providers, systems integrators, neutral host operators, distributors, large defense contractors, global technology and services companies and the U.S. and foreign governments.

For the year ended December 31, 2017 one customer, Aeroflex Limited, accounted for 10.4% of total consolidated revenues. For the year ended December 31, 2016 no one single customer accounted for more than 10% of consolidated revenues.

Regional consolidated revenues from operations for fiscal year 2017 were made to customers in the Americas ($33.4 million or 72% of total consolidated revenues), Europe, Middle East and Africa ($9.5 million or 21% of total consolidated revenues) and Asia Pacific ($3.1 million or 7% of total consolidated revenues).

Regional consolidated revenues from operations for fiscal year 2016 were made to customers in the Americas ($24.2 million or 77% of total consolidated revenues), Europe, Middle East and Africa ($5.1 million or 16% of total consolidated revenues) and Asia Pacific ($2.0 million or 7% of total consolidated revenues).

Research and Development

The Company currently maintains an engineering staff responsible for the improvement of existing products, design and modification of existing products and of custom products with unique specifications to meet customer needs. The Company’s engineering staff is also responsible for engineering, research and development of new products and applications. Research and development costs were approximately $4.4 million and $4.0 million for the years ended December 31, 2017 and 2016, respectively.

Competition

We compete against many companies which utilize similar technology, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than us. Some of these companies include Keysight Technologies, Inc., Rohde & Schwarz GmbH & Co. KG, Anritsu Corporation, Kathrein, Commscope, Westell Technologies, Inc, Qualcomm and Azcom. The Company competes by having a niche in several product areas where it capitalizes on its expertise in manufacturing products with unique specifications.

The Company designs its products with special attention to making them user-friendly and re-evaluates its products for the purpose of enhancing and improving them. The Company believes that these efforts, coupled with its willingness to adapt its products to the particular needs of its customers and its intensive efforts in customer and technical support, are factors that add to the competitiveness of our products.

Backlog

The Company’s consolidated backlog of firm orders to be shipped in the next twelve months was approximately $9.9 million at December 31, 2017, compared to approximately $4.0 million at December 31, 2016. It is anticipated that the majority of the backlog orders at December 31, 2017 will be filled during the current year. The stated backlog is not necessarily indicative of Company revenues for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s procurement policy requires maintaining adequate levels of raw materials inventory to minimize the Company’s production lead times with third-party suppliers and to improve the Company’s capacity to expedite fulfillment of customer orders. Although the procurement team focuses its efforts to work closely with its suppliers to avoid adverse effects of shortages or delays in delivery of inventories, delays in the future may have an adverse impact on the Company’s operations. For the years ended December 31, 2017 and 2016, no one single third-party supplier accounted for 10% or more of the Company’s total consolidated inventory purchases.

The Company is not party to any long term contracts regarding the deliveries of its supplies and components. It generally purchases such items pursuant to written purchase orders of both the individual and blanket variety. Blanket purchase orders usually cover the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

For Boonton and Noisecom products, the Company develops, designs, manufactures, assembles, calibrates and tests the products at our facility in Parsippany, New Jersey. Testing of Boonton and Noisecom products is generally accomplished at the end of the manufacturing process and is performed in-house, as are all quality control processes.

Approximately 40% of Microlab products are sourced from contract manufacturers based on Microlab designs or technical and quality specifications with the remainder designed and manufactured by the Company in Parsippany, New Jersey. All Microlab products are tested by the Company in Parsippany, New Jersey.

CommAgility hardware products are sourced from and tested by contract manufacturers based on CommAgility designs. Software products are licensed to customers through a system that allows the customer to download the software once access has been granted.

Warranty and Service

The Company typically provides one to three year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers.

In cases of defective products the customer typically returns them to the Company’s facility. The Company’s service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company’s facility, and the Company charges its customers a fee for those service items that are not covered by warranty. The Company typically does not offer their customers any formal written service contracts.

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

Intellectual Property

We believe that our intellectual property, including its methodologies, is critical to our success and competitive position. We rely on a combination of U.S. and foreign patents, copyrights, trademarks and trade secrets, as well as confidentiality agreements to establish and protect our proprietary rights. All employees are subject to the Company’s policies to ensure that all of the Company’s intellectual property and business information are maintained in confidence. Key employees have signed non-disclosure and non-competition agreements.

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

The New Jersey Department of Environmental Protection (the “NJDEP”) conducted an investigation in 1982 concerning disposal at a facility previously leased by the Company’s Boonton operations. The focus of the investigation involved certain materials formerly used by Boonton’s manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978. The Company has cooperated with the NJDEP investigation and has diligently pursued the matter to resolve it in accordance with applicable NJDEP operating procedures. The above referenced activities were conducted by Boonton prior to our acquisition of that entity in 2000.

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

Expenditures incurred by the Company during the year ended December 31, 2017 and 2016 in connection with monitoring and testing at the site amounted to approximately $1,000 and $18,000, respectively. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Our estimate of future remediation costs is $41,000 through 2027 when we expect final release from the NJDEP. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases the Company from all obligations.

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

Employees

As of March 1, 2018, the Company has 149 full time employees and 5 part time employees. The Company is not subject to collective bargaining agreements in the United States or internationally and considers its relationship with its employees to be good.

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

You can access financial and other information, including copies of our recent SEC filings, at the Company’s Investor Relations page on its website. The address of the website is www.wirelesstelecomgroup.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

Our performance is dependent on customers’ or end users’ capital spending for constructing, rebuilding, maintaining or upgrading data and communication networks, which can be volatile or hard to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending, and, therefore, our revenues and profits, including:

•	competing technologies;
•	timing and adoption of global rollout of new technologies, including 4G/LTE/5G;
•	customer specific financial or market conditions;
•	governmental budget levels and regulation;
•	demands for network services; and
•	acceptance of new services offered by our customers.

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

We depend on a limited number of customers for a significant portion of our revenues. The loss of, or a significant decrease in business from, these customers could seriously harm our financial condition and results of operations.

We currently derive and expect to continue to derive, a significant portion of our revenues from a limited number of customers. On a segment basis, client concentration may be of even greater significance. Two customers account for approximately 50% and 30%, respectively, of the Embedded Solutions segment revenues for 2017. In addition, in our Test and Measurement segment, we have two customers representing approximately 15% and 10%, respectively, of the 2017 revenues for that segment. And in the Network Solutions segment, two customers account for 17% and 12%, respectively, of the 2017 revenues for that segment. The loss of, or a significant decrease in, business from one or more of our more significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon some of these larger customers for a significant percentage of our revenues.

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

We are exposed to risks associated with acquisitions and investments which could cause us to incur unanticipated costs and liabilities and harm our business and results of operations.

In February 2017, we acquired all of the outstanding equity interests of CommAgility. In the future we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions and investments involve numerous risks, including, but not limited to:

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

If we are unable to address these difficulties and challenges or other problems encountered in connection with our CommAgility acquisition in 2017 or any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we could incur unanticipated costs, liabilities or otherwise suffer harm to our business generally. The difficulties and challenges of successful integration of any acquired company are increased when the integration involves companies with operations or material vendors outside the United States. Consequently, we may not be able to integrate successfully our recent acquisition or to achieve anticipated financial performance due to the physical location of the CommAgility business in the United Kingdom.

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

Our revenues are dependent in part on commercial upgrades of 4G and 5G wireless communications equipment, products and services. Our business may be harmed, and our investments in our technologies may not provide us an adequate return if:

•	LTE, a wireless standard, is not widely deployed or commercial deployment is delayed;
•	wireless operators delay moving customers to 4G or 5G devices;
•	wireless operators delay 4G or 5G deployments, expansions or upgrades;
•	government regulators delay the reallocation of spectrum to allow wireless operators to upgrade to 4G or 5G, which will restrict the expansion of 4G or 5G wireless connectivity;
•	wireless operators are unable to drive improvements in 4G or 5G network performance and/or capacity;
•	wireless operators and other industries using these technologies deploy other technologies; or
•	wireless operators choose to spend their capital on their core network or limit their expenditures on radio access network (RAN).

Our business is dependent on our ability to increase our share of components sold and to continue to drive the adoption of our products and services into LTE, 4G and 5G wireless networks. If commercial deployment of our technologies, and upgrade of subscribers to 4G or 5G wireless communications equipment, products and services using our technologies do not continue or are delayed, our revenues could be negatively impacted, and our business could suffer.

Further, if we do not have competitively priced, market accepted products available to meet the wireless operators planned roll-out of 5G wireless communications systems, we may miss a significant opportunity and our business, financial condition and results of operations could be materially and adversely impacted.

Our future research and development projects might not be successful.

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

Dependence on contract manufacturing and outsourcing other portions of our supply chain might adversely affect our ability to bring products to market and could damage our reputation.

As part of our efforts to streamline operations and to minimize costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers might be unable to meet our demand requirements, which could preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers or other outsourcers could cause disruptions or delays.

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

Shortages or delays of supplies for component parts could adversely affect our operating results until alternate sources can be developed.

Our operations are dependent on the ability of suppliers to deliver quality components, devices and subassemblies in time to meet critical manufacturing and distribution schedules. If we experience any constrained supply of component parts, such constraints, if persistent, could adversely affect operating results until alternate sourcing can be developed. There could be an increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results.

The testing and use of electronic communications equipment and the accurate transmission of information entail a risk of product liability claims being asserted by customers and third parties.

Claims may be asserted against us by end-users of any of our products for liability due to a defective or malfunctioning device made by us, and we could be subject to corresponding litigation should one or more of our products fail to perform or meet certain minimum requirements. Such a claim and corresponding litigation could result in substantial costs, diversion of resources and management attention, termination of customer contracts and harm to our reputation.

We are subject to laws and regulations governing government contracts, and failure to address and comply with these laws and regulations could harm our business by leading to a reduction in revenue associated with these customers and subjecting us to civil and criminal penalties.

We have agreements relating to the sale of our products to U.S. government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the U.S. government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations might result in suspension of these contracts, or civil and criminal penalties.

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

The Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management estimates that future remediation costs will be approximately $41,000 through 2027. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases the Company from all obligations.

Certain of our products and our business are subject to ITAR, Export Administration Regulations, Foreign Corrupt Practices Act and other U.S. and foreign government laws, regulations, policies and practices, and our failure to comply with such regulations could adversely affect our business, results of operations and financial condition.

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

We are subject to various other governmental regulations, compliance with which could cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we could be forced to recall products and cease their distribution, and we could be subject to civil or criminal penalties.

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

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. However, other than the employment agreement we entered into with Mr. Whelan, Chief Executive Officer, we currently do not have any other employment agreements with our executive officers. We cannot provide assurance that any named executive officer will remain employed by us. Moreover, the design and manufacture of our products require substantial technical capabilities in many disparate disciplines, from engineering, mechanics and computer science to electronics and mathematics. We believe that the continued employment of key members of our technical and sales staffs will be important to us but, as with our executive officers, we cannot assure you that they will remain employed by us.

Furthermore, our ability to research and develop new technologies and products, or upgraded versions of existing products, will depend, in part, on our ability to hire personnel with knowledge and skills that our current personnel do not have. If we are unable to hire or retain such qualified personnel, our revenues could be negatively impacted, and our business could suffer.

We rely on manufacturer’s representatives to sell our products to key large accounts and the loss of a key manufacturers’ representative could have a material impact on our revenues

Our products are sold through a small in-house direct sales force as well as a network of industry specific manufacturers’ representatives that have established relationships with our largest customers. Our arrangements with our manufacturers’ representatives generally can be canceled by either party with advance written notice. The loss of a manufacturers’ representative could result in a material decline in revenues.

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

If these risks materialize, we could be required to spend significant amounts to defend our rights and to divert critical managerial resources. In addition, our proprietary methodologies could decline in value or our rights to them could become unenforceable. If any of the foregoing were to occur, our business could be materially adversely affected.

We have incurred indebtedness and may incur additional indebtedness.

On February 16, 2017, we obtained an asset-based lending agreement with a bank. We may incur additional indebtedness in the future.

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

The Company believes that its financial resources from working capital provided by operations are adequate to meet its current needs. However, should current global economic conditions deteriorate, additional working capital financing might be required which may be difficult to obtain due to restrictive credit markets.

Restrictive covenants in the agreement governing our credit facility could restrict our ability to pursue business strategies.

The agreement governing our current credit facility limits our ability, among other things, to: incur additional secured indebtedness; incur liens; pay dividends; enter into transactions with our affiliates; and sell assets. In addition, our credit facility contains financial and other restrictive covenants that limit our ability to engage in activities that might be in our long term best interest, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, investments and acquisitions, and loans and other advances to affiliates. Our failure to comply with financial and other restrictive covenants could result in an event of default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings or foreclosing on collateral pledged to them to secure the indebtedness.

Our business and operations could suffer in the event of security breaches.

Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result. In addition, we might be required to devote significant additional resources to the security of our information technology systems.

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

Although we manufacture our products in New Jersey, we both source and ship our products globally. Environmental and other disasters could cause disruption to our supply chain or impede our ability to ship product to certain regions of the world. There can be no assurance that environmental and/or other such natural disasters will not have an adverse impact on our business in the future.

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

In addition, European and Asian intellectual property laws are different than and might not protect our proprietary rights to the same extent as do U.S. intellectual property laws, and we will have to ensure that our intellectual property is adequately protected in foreign jurisdictions and in the United States. If we do not adequately protect our intellectual property rights, competitors could use our proprietary technologies in non-protected jurisdictions and put us at a competitive disadvantage.

As a result of the acquisition of CommAgility, the Company increased its exposure to foreign markets and currencies specifically in the United Kingdom (U.K.) and European Union (E.U.). Uncertainty related to the withdrawal of the U.K. from the E.U. could negatively impact the global economy, particularly many important European economies. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. will have and how such withdrawal could affect us.

Our results of operations could be affected by changes in tax-related matters.

A number of factors could cause our tax rate to increase, including a change in the jurisdictions in which our profits are earned and taxed; a change in the mix of profits from those jurisdictions; changes in available tax credits; changes in applicable tax rates; changes in accounting principles. We have deferred tax assets on our balance sheet. Changes in applicable tax laws and regulations or in our business performance could affect our ability to realize those deferred tax assets, which could also affect our results of operations.

Our stock price is volatile and the trading volume in our common stock is less than that of other larger companies in the wireless and advanced communications industries.

The market price of our common stock has experienced significant volatility and may continue to be subject to rapid swings in the future. From January 1, 2015 to March 1, 2018, the trading prices of our stock have ranged from $1.30 to $3.21 per share. There are several factors which could affect the price of our common stock unrelated to our financial performance, including announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for our products, and the entrance of additional competitors into our markets.

Although our common stock is listed for trading on the NYSE American, the trading volume in our common stock is less than that of other, larger companies in the wireless and advanced communications industries. Traditionally, the trading volume of our common stock has been limited. For example, for the 90 trading days ending on February 21, 2018, the average daily trading volume was approximately 66,000 shares per day and ranged from between 3,600 shares per day and approximately 329,500 shares per day. Furthermore, we only have 22,866,883 shares of common stock outstanding as of the date of this report. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. Because of our limited trading volume, holders of our common stock may not be able to sell quickly any significant number of such shares, and any attempted sales of a large number of our shares will likely have a material adverse impact on the price of our common stock.

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

The Company is subject to compliance with the policies and procedures of the NYSE American with respect to continued listing on the stock exchange and our failure to maintain our listing would make trades in our securities difficult for shareholders.

In considering whether a security warrants continued trading and/or listing on the NYSE American Exchange, many factors are taken into account, such as the degree of investor interest in the company, its prospects for growth, the reputation of its management, the degree of commercial acceptance of its products, and whether its securities have suitable characteristics for auction market trading. Thus, any developments which substantially reduce the size of a company, the nature and scope of its operations, the value or amount of its securities available for the market, or the number of holders of its securities, might occasion a review of continued listing by the Exchange. Moreover, events such as the sale, destruction, loss or abandonment of a substantial portion of a company’s business, the inability to continue its business, steps towards liquidation, or repurchase or redemption of its securities, may also give rise to such a review. The loss of our listing on the Exchange could have a material adverse effect on our shareholders’ ability to sell our shares or for others to purchase our shares. This could have an adverse effect on the market price of our stock.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the NYSE American require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, stockholder approvals and voting, and soliciting proxies. Our management and other personnel will need to devote a substantial amount of time to ensuring compliance with all of these requirements.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock might be influenced by the research and reports that industry or securities analysts publish about us or our business. If any analysts issue an adverse or misleading opinion regarding us, our business model, products or stock performance, our stock price could decline.

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

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as its principal corporate headquarters and manufacturing plant with respect to the Network Solutions and Test and Measurement Segments. In May 2015, the Company and its landlord entered into a lease agreement to extend the lease term for its principal corporate headquarters in New Jersey through March 31, 2023.

Pursuant to the Share Purchase Agreement dated February 17, 2017 the Company assumed leases for office space in Leicestershire, England consisting of 4,900 square feet and Duisburg, Germany consisting of 7,446 square feet. The Leicestershire lease expires in November 2020 and the Duisburg lease is renewable every 3 months.

The Company believes its properties are suitable and adequate for its current purposes.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the NYSE American under the name Wireless Telecom Group, Inc. (Symbol: WTT). The following table sets forth the high and low sales prices of the Company’s common stock for the periods indicated as reported on the NYSE American.

2017 Fiscal Year	High	Low

1st Quarter	$1.99	$1.30

2nd Quarter	$1.67	$1.35

3rd Quarter	$1.67	$1.35

4th Quarter	$2.45	$1.48

2016 Fiscal Year

1st Quarter	$1.70	$1.32

2nd Quarter	$1.48	$1.23

3rd Quarter	$1.96	$1.34

4th Quarter	$1.98	$1.52

On March 1, 2018, the closing price of the common stock of the Company as reported on the NYSE American was $2.13. On March 1, 2018, the Company had 385 stockholders of record. These stockholders of record do not include beneficial owners whose shares are held in “nominee” or “street name”.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2017, the Company did not repurchase any shares under its stock repurchase program. The maximum number of shares remaining eligible for repurchase under the plan as of December 31, 2017 was 200,706.

During the year ended December 31, 2017, the Company withheld 61,207 shares totaling $86,914 in market value to cover taxes in connection with the exercise by one of the Company’s executive officers of a stock option granted under the Company’s equity compensation plan.

Equity Compensation Plan Information

Set forth below is certain aggregated information with respect to the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	2,420,000	$1.45	26,000

Equity compensation plans not approved by security holders	-	-	-

Total	2,420,000	$1.45	26,000

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

Key 2017 Developments and Financial Results

•	Completed CommAgility acquisition on February 17, 2017 and creation of Embedded solutions segment.
•	Completed Bank of America financing that includes asset based revolver and term loan.
•	Revenue increase of 47% from prior year which includes Embedded solutions revenue as well as year-over-year increases in Network solutions and Test and Measurement.
•	Backlog of $9.9 million as of December 31, 2017, an increase of $5.9 million from December 31, 2016.
•	Cash flow from operations of $1.4 million for the twelve months ended December 31, 2017.
•	$1.9 million inventory impairment expense recorded in second quarter of 2017 related to implementation of the Company’s lean manufacturing initiative.
•	Net loss before taxes of $3.2 million due primarily to inventory impairment charge and mergers and acquisitions expenses during 2017.
•	Tax provision of $1.2 million recorded in 2017 primarily as a result of the reduction of deferred tax assets due to tax rate reduction under the Tax Cuts and Jobs Act of 2017.

The Company presents its operations in three reportable segments: (1) network solutions, (2) test and measurement and (3) embedded solutions. The network solutions segment is comprised primarily of the operations of Microlab. The test and measurement segment is comprised of the operations of Boonton and Noisecom. The embedded solutions segment is comprised of CommAgility.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017 and 2016; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2017 and 2016; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016.

Critical Accounting Policies

Management’s discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of the Company’s critical accounting policies, defined as those policies that the Company believes are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Estimates and assumptions are made by management to assess the overall likelihood that an accounting estimate or assumption may require adjustment. While the Company has generally not experienced significant deviations from our critical estimates in the past, it is reasonably possible that these estimates may ultimately differ materially from actual results. See Note 1 in the Notes to the Consolidated Financial Statements included elsewhere on Form 10-K for a description of all of our significant accounting policies.

Business Combinations

Business combinations are accounted under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” which requires assets acquired and liabilities assumed be recorded at their fair values on the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The fair values of the assets acquired and liabilities assumed are determined based upon management’s valuation and involves making significant estimates and assumptions based on facts and circumstances that existed as of the acquisition date. We use a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.

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

As of December 31, 2017 the Company’s consolidated goodwill balance of $10.2 million is comprised of $1.4 million related to the Microlab reporting unit and $8.8 million related to the CommAgility reporting unit. As of December 31, 2016 the Company’s consolidated goodwill balance of $1.4 million related to the Microlab reporting unit. Management’s qualitative assessment performed in the fourth quarters of 2017 and 2016 did not indicate any impairment of goodwill.

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

Income taxes

The Company records deferred taxes in accordance with ASC 740, “Accounting for Income Taxes.” ASC 740 requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax assets and determines the necessity for a valuation allowance.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018. As a result, the Company re-measured its U.S. deferred tax assets at the new lower corporate income tax rate. The TCJA also requires a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of the Company’s foreign subsidiary as of December 31, 2017. To determine the amount of this transition tax, the Company must determine the amount of earnings generated since inception by the relevant foreign subsidiary, as well as the amount of non-U.S. income taxes paid on such earnings, in addition to potentially other factors. See note 12 to the Consolidated Financial Statements for a discussion of the impact the TCJA.

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

The Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of December 31, 2017 and 2016, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined in ASC 740, in which it is required to file income tax returns. Additionally, as a result of the CommAgility acquisition on February 17, 2017 the Company has identified the United Kingdom as “major” tax jurisdiction as of December 31, 2017. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s Notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2017 and 2016, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months.

Stock-based compensation

The Company follows the provisions of ASC 718, “Compensation-Stock Compensation” which requires that compensation expense be recognized based on the fair value of the stock awards. The fair value of the stock awards is equal to the fair value of the Company’s stock on the date of grant. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. When options are granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when determining assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The Company accounts for forfeitures when they occur.

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

Comparison of the results of operations for the year ended December 31, 2017 with the year ended December 31, 2016

Net Revenues (in thousands)

	Twelve months ended December 31
	Revenue		% of Revenue		Change
	2017	2016	2017	2016	Amount	Pct.
Network solutions	$23,052	$20,199	50.0%	64.5%	$2,853	14.1%
Test and measurement	13,380	11,128	29.0%	35.5%	2,252	20.2%
Embedded solutions	9,646	-	21.0%	-	9,646	-
Total net revenues	$46,078	$31,327	100.0%	100.0%	$14,751	47.1%
22

Net consolidated revenues for the year ended December 31, 2017 were $46.1 million as compared to $31.3 million for the year ended December 31, 2016, an increase of $14.8 million or 47.1%. The year over year increase includes the Embedded solutions segment which was acquired on February 17, 2017 and contributed $9.6 million in revenue for the period February 17, 2017 to December 31, 2017 as well as $5.1 million of revenue increases in our Network solutions and Test and measurement segments.

Net revenues from the Company’s Network solutions products for the year ended December 31, 2017 were up 14.1% from the prior year. Net revenues from Network solutions products accounted for 50.0% and 64.5% of net consolidated revenues for the years ended December 31, 2017 and 2016, respectively. The increase in revenues in this segment was due to increased demand for the Company’s passive radio frequency components and subassemblies, largely as a result of increased capital spending by domestic wireless carriers and tower operators in capacity densification projects and small cell deployments.

Net revenues from the Company’s Test and measurement products for the year ended December 31, 2017 were up 20.2% over the prior year period. Net revenues from Test and measurement products accounted for 29.0% and 35.5% of net consolidated revenues for years ended December 31, 2017 and 2016, respectively. The increase in revenues was primarily due to an increase in military and government spending as compared to the prior year.

Gross Profit (in thousands)

	Twelve months ended December 31
	Gross Profit		Gross Profit %		Change
	2017	2016	2017	2016	Amount	Pct.
Network solutions	$9,063	$8,443	39.3%	41.8%	$620	7.3%
Test and measurement	5,855	4,719	43.8%	42.4%	1,136	24.1%
Embedded solutions	4,343	-	45.0%	-	4,343	-
Total gross profit	$19,261	$13,162	41.8%	42.0%	$6,099	46.3%

Gross Profit increased to $19.3 million resulting from increased revenues, including from CommAgility . The 2017 net gross profit of 41.8% compares to 2016 net gross profit percentage of 42.0%. The Company’s gross profit on consolidated net revenues for the year ended December 31, 2017 was negatively impacted by a non-cash inventory adjustment of $1.9 million recorded in the second quarter of 2017. The adjustment was effected as a result of a review of inventory balances and net realizable value of the inventory following the launch of the Company’s lean manufacturing initiative and the adoption of product lifecycle acceleration.  The lean manufacturing program focuses on inventory reductions, the minimization of product redesign for alternate use, and the acceleration of the evaluation process of slow moving inventory for product redesign and repurpose.  This, combined with the need to focus manufacturing, operations and engineering efforts on the then increasing current order flow, dictated the significant write down at the end of the second quarter. The inventory adjustments negatively impacted the Network solutions and Test and measurement segments gross profit by $1.2 million and $0.7 million, respectively, for the year ended December 31, 2017. The impact of the inventory adjustment was offset by the gross profit of the Embedded solutions segment which contributed $4.3 million to the overall gross profit increase from the prior year as well as improved profitability in the Test and measurement segment due to higher sales of products which have a high gross profit margin.

Operating Expenses

Consolidated operating expenses for the year ended December 31, 2017 were $22.2 million or 48.2% of consolidated net revenues as compared to $15.7 million or 50.1% of consolidated net revenues for the year ended December 31, 2016. For the year ended December 31, 2017 as compared to the prior year, consolidated operating expenses increased by $6.5 million or 41.6%. Consolidated operating expenses were higher in the twelve months ended December 31, 2017 due to the inclusion of $4.1 million of operating expenses associated with the Embedded solutions segment which was acquired on February 17, 2017 and included $0.9 million of amortization expense related to purchased intangibles. Additionally, operating expenses increased from the prior year due to restructuring costs of $0.9 million resulting from executive departures, increased commission expense of $0.7 million attributable to higher revenues, increased salaries and benefits of $0.6 million primarily in sales and marketing and general and administrative functions, increased variable compensation of $0.4 million related to our 2017 bonus plan and an increase in integration costs and mergers and acquisition costs of $0.6 million associated with the CommAgility acquisition. The increases were offset by a $0.3 million gain recognized in the fourth quarter of 2017 due to the reduction of the CommAgility contingent consideration liability as well as reductions in third-party research and development costs of $0.4 million.

Other income/expense

Other income decreased $0.4 million due to an insurance settlement in the amount of $0.5 million that was recognized in the fourth quarter of 2016 related to the Company’s groundwater remediation efforts at a facility previously leased by the Company’s Boonton operations. The insurance settlement gain was offset in 2016 by related legal and monitoring costs.

Interest Expense

Interest expense was $0.3 million for the year ended December 31, 2017 comprised of $0.1 million of interest related to the Company’s Credit Facility (see Note 3 to the Consolidated Financial Statements for a description of the Credit Facility) entered into during 2017; $0.1 million of amortization of deferred financing costs; and $0.1 million of accretion expense on liabilities recorded in purchase accounting.

Tax

Tax expense for the year ended December 31, 2017 was $1.2 million primarily as a result of reduction of our net deferred tax asset largely driven by U.S. tax rate reductions due to the TCJA enacted in December 2017. The tax rate reductions as a result of TCJA resulted in a $2.5 million reduction in our U.S. deferred tax assets for the year ended December 31, 2017. For the year ended December 31, 2016, the Company recorded a tax benefit of $0.3 million primarily due to losses generated from the Company’s operations.

Net Loss

For the year ended December 31, 2017, the Company realized a net loss of $4.5 million or $0.22 per share on a basic and diluted basis as compared to a net loss of $1.8 million or $0.10 per share on a basic and diluted basis in 2016. The increase in net loss from the prior year was due to the factors discussed above.

Liquidity and Capital Resources

We expect our existing cash balance, cash generated by operations and borrowings available under our new Credit Facility (as described in Note 3 to the Consolidated Financial Statements ) to be our primary sources of short-term liquidity, and we believe these sources will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Cash and cash equivalents decreased from $9.4 million at December 31, 2016 to $2.5 million primarily due to the cash used for the CommAgility acquisition offset by cash generated by our operations and borrowings under our Credit Facility. As of December 31, 2017, all of our cash and cash equivalents are held outside the United States. The asset based revolver under our Credit Facility is secured by the Company’s U.S. assets. Income taxes have been provided on foreign earnings such that there would be no significant income tax expense to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiary.

Operating Activities

Cash provided by operating activities was $1.4 million for the year ended December 31, 2017 as compared to cash provided by operating activities of $0.6 million for the year ended December 31, 2016. The improvement was primarily due to higher adjusted operating income in the Network solutions and Test and measurement segments as well as a result of the CommAgility acquisition. This was offset by a reduction in cash generated from changes in operating assets and liabilities as compared to the prior year due to increased accounts receivable due to higher revenues and a reduction in accounts payable and accrued expenses due to payments associated with mergers and acquisition expenses as well as integration expenses.

Investing Activities

Cash used by investing activities was $10.4 million for the year ended December 31, 2017 and was primarily comprised of cash used for the CommAgility acquisition of $9.4 million, net of cash acquired and capital expenditures of $0.9 million. For the year ended December 31, 2016 cash used by investing activities was $0.8 million and was related to capital expenditures.

Financing Activities

Cash provided by financing activities was $2.0 million for the year ended December 31, 2017 as compared to cash used of $0.2 million for the year ended December 31, 2016. During the year ended December 31, 2017 the Company received net proceeds of $1.2 million from the asset based revolver and received $0.8 million from the term loan. Principal repayments of the term loan during the year ended December 30, 2017 were $0.1 million. Additionally, the Company paid $0.2 million in debt issuance costs associated with the new credit facility. During the year ended December 31, 2016 the Company paid $0.1 million related to a capital equipment lease and $0.1 million related to the repurchase of common stock.

As disclosed in Note 3 to the Consolidated Financial Statements, on February 16, 2017 the Company entered into a Credit Agreement which provided for a term loan in the aggregate principal amount of $0.8 million and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the New Credit Facility) of up to a maximum availability of $9 million. The proceeds of the term loan and revolver were used to finance the acquisition of CommAgility. As of December 31, 2017, $1.2 million was outstanding on the asset based revolver. At March 1, 2018 the Company had excess availability under the Revolver of $2.6 million.

On August 3, 2017 the Company entered into Amendment No. 1 to the New Credit Facility, effective June 30, 2017, which amended the definition of EBITDA to exclude the non-cash inventory adjustment of $1.9 million recorded during the three months ended June 30, 2017 and reduced the pledge of equity interests in the Company’s Foreign Subsidiaries from 66 2/3% to 66 1/3%.

As of December 31, 2017, and the date hereof, the Company is in compliance with the covenants of the New Credit Facility.

Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2017 consisted of the following:

Table of Contractual Obligations
(in thousands)

	Payments by Year

	Total	2018	2019	2020	2021	2022	Thereafter
Facility Leases	$2,584	$528	$511	$460	$474	$488	$123

Purchase Obligations	6,917	6,917	-	-	-	-	-

Operating and Equipment Leases	225	54	54	54	54	9	-
	$9,726	$7,499	$565	$514	$528	$497	$123

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

Effects of Inflation and Changing Prices

The Company does not anticipate that inflation or other expected changes in prices will significantly impact its business.

Recent Accounting Pronouncements Affecting the Company

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company early adopted this standard as of January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt this standard on January 1, 2018 and will apply the standard to any future business combinations.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), to address some questions about the presentation and classification of certain cash receipts and payments in the statement of cash flows. The update addresses eight specific issues, including contingent consideration payments made after a business combination, distribution received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with the fair value up to the amount of taxes owed using the maximum statutory rate in the employee’s applicable jurisdiction(s). ASU 2016- 09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeiture awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as in currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The adopted standard did not have an impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date by one year, with early adoption on the original effective date permitted. As a result, ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017. Entities have the option of two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). Effective January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method for all of its contracts.

The most significant impact of ASU 2014-09, relates to the Company’s accounting for software license agreements which have multiple deliverables. For these arrangements, the Company will recognize revenue for each deliverable at a point in time when control is transferred to the customer since each deliverable has stand-alone value and the criteria to establish Vendor Specific Objective Evidence (“VSOE”) of fair value has been eliminated. Under the existing guidance the Company recognized revenue at the delivery of the final software deliverable when VSOE did not exist for the undelivered element. Adoption of the new standard will generally result in an acceleration of revenues recognized for certain multiple deliverable software license arrangements primarily in the embedded solutions segment. These multiple deliverable arrangements represented less than 2% of total consolidated revenues for the year ended December 31, 2017. Based on customer-specific contracts in effect at December 31, 2017, the Company expects to recognize a cumulative effect adjustment of approximately $400 thousand to $425 thousand that increases retained earnings on the consolidated balance sheet. The adjustment reflects revenue that would have been recognized in 2018. For the Company’s Consolidated Balance Sheet, the adoption of ASU 2014-09 will result is some reclassifications among financial statement accounts, but these reclassifications will not materially change the total amount of net assets at December 31, 2017.

The Company does not believe there are any other recently issued, but not yet effective accounting pronouncements, if adopted, that would have a material effect on the accompanying consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Wireless Telecom Group, Inc.

To the Board of Directors and Shareholders

Wireless Telecom Group, Inc.

Parsippany, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2006.

/s/PKF O’Connor Davies, LLP

New York, New York

March 12, 2018

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

(In thousands, except share amounts)

	December 31 2017	December 31 2016
CURRENT ASSETS
Cash & cash equivalents	$2,458	$9,351
Accounts receivable - net of reserves of $44 and $11, respectively	9,041	5,184
Inventories - net of reserves of $1,856 and $1,549, respectively	6,526	8,453
Prepaid expenses and other current assets	4,733	865

TOTAL CURRENT ASSETS	22,758	23,853

PROPERTY PLANT AND EQUIPMENT - NET	2,730	2,167

OTHER ASSETS
Goodwill	10,260	1,351
Acquired intangible assets, net	4,511	-
Deferred income taxes	5,939	7,404
Other	723	660

TOTAL OTHER ASSETS	21,433	9,415

TOTAL ASSETS	$46,921	$35,435

CURRENT LIABILITIES
Short term debt	$1,335	$-
Accounts payable	4,109	2,987
Accrued expenses and other current liabilities	2,894	673
Deferred revenue	629	-

TOTAL CURRENT LIABILITIES	8,967	3,660

LONG TERM LIABILITIES
Long term debt	494	-
Other long term liabilities	1,590	69
Deferred tax liability	767	-
TOTAL LONG TERM LIABILITIES	2,851	69

COMMITMENTS AND CONTINGENCIES - see Note 14

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 33,868,252 and 29,786,224 shares issued, 22,772,167 and 18,751,346 shares outstanding	339	298
Additional paid in capital	47,494	40,562
Retained earnings	7,176	11,669
Treasury stock at cost, - 11,096,085 and 11,034,878 shares, respectively	(20,910)	(20,823)
Accumulated other comprehensive income	1,004	-

TOTAL SHAREHOLDERS’ EQUITY	35,103	31,706

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,921	$35,435

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Wireless Telecom Group, Inc.

(In thousands, except share and per share amounts)

	Twelve Months Ended December 31
	2017	2016
NET REVENUES	$46,078	$31,327

COST OF REVENUES	26,817	18,165

GROSS PROFIT	19,261	13,162

Operating Expenses
Research and development	4,395	4,046
Sales and marketing	6,960	5,196
General and administrative	11,104	6,468
Gain on change in fair value of contingent consideration	(253)	-
Total Operating Expenses	22,206	15,710

Operating loss	(2,945)	(2,548)

Other income/(expense)	(5)	364
Interest expense	(296)	-

Loss before taxes	(3,246)	(2,184)

Tax Provision/(Benefit)	1,247	(352)

Net Loss	$(4,493)	$(1,832)

Other Comprehensive Loss
Foreign currency translation adjustments	1,004	-
Comprehensive Loss	$(3,489)	$(1,832)

Net Loss per common share
Basic	$(0.22)	$(0.10)
Diluted	$(0.22)	$(0.10)

Weighted average shares outstanding
Basic	19,983,747	18,464,022
Diluted	19,983,747	18,464,022

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

(In thousands, except share amounts)

	Common	Common Stock	Additional Paid	Retained		Accumulated Other Comprehensive	Total Shareholders’
	Stock Issued	Amount	In Capital	Earnings	Treasury Stock	Income	Equity
Balances at December 31, 2015	29,627,891	$296	$39,865	$13,501	($20,758)	$0	$32,904
Net (loss)	-	-	-	(1,832)	-	-	(1,832)
Issuance of shares in connection with stock options exercised	-	-	-	-	-	-	-
Share-based compensation expense	-	-	699	-	-	-	699
Issuance of shares in connection with CommAgility acquisition	-	-	-	-	-	-	-
Issuance of restricted stock	188,333	2	(2)	-	-	-	-
Forfeiture of restricted stock	(30,000)	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	-
Repurchase of stock	-	-	-	-	(65)	-	(65)
Balances at December 31, 2016	29,786,224	$298	$40,562	$11,669	($20,823)	$0	$31,706

Net Income (loss)	-	-	-	(4,493)	-	-	(4,493)
Issuance of shares in connection with stock options exercised	557,500	6	431	-	-	-	437
Share-based compensation expense	-	-	536	-	-	-	536
Issuance of shares in connection with CommAgility acquisition	3,487,528	35	5,965	-	-	-	6,000
Issuance of restricted stock	150,000	1	(1)	-	-	-	-
Forfeiture of restricted stock	(113,000)	(1)	1	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	1,004	1,004
Shares withheld for employee taxes	-	-	-	-	(87)	-	(87)
Balances at December 31, 2017	33,868,252	$339	$47,494	$7,176	($20,910)	$1,004	$35,103

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

(In thousands)

	For the Twelve Months Ended December 31
	2017	2016
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss	$(4,493)	$(1,832)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,747	503
Amortization of debt issuance fees	68	-
Share-based compensation expense	536	699
Deferred rent	23	36
Deferred income taxes	1,395	(390)
Provision for (recovery of) doubtful accounts	33	(95)
Inventory reserves	1,357	439
Changes in assets and liabilities, net of acquisition
Accounts receivable	(1,456)	362
Inventories	1,713	(823)
Prepaid expenses and other assets	(119)	(173)
Accounts payable	(210)	1,873
Accrued expenses and other current liabilities	809	25
Net cash provided by operating activities	1,403	624
CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital expenditures	(927)	(819)
Proceeds from asset disposal	7	-
Acquisition of business, net of cash acquired	(9,434)	-
Net cash (used by) investing activities	(10,354)	(819)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES
Revolver borrowings	58,420	-
Revolver repayments	(57,237)	-
Term loan borrowings	760	-
Term loan repayments	(114)	-
Debt issuance fees	(215)	-
Proceeds from exercise of stock options	437	-
Repayments of equipment lease payable	-	(115)
Repurchase of common stock - 42,995 shares	-	(65)
Shares withheld for employee taxes	(87)	-
Net cash provided/(used by) financing activities	1,964	(180)
Effect of exchange rate changes on cash and cash equivalents	94	-
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,893)	(375)

Cash and cash equivalents, at beginning of period	9,351	9,726

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,458	$9,351

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$125	$-
Cash paid during the period for income taxes	$68	$117

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures	$-	$(42)
Equipment lease payable	$-	$42

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), is a global designer and manufacturer of advanced radio frequency (“RF”) and microwave components, modules, systems and instruments and currently markets its products and services worldwide under the Boonton, Microlab, Noisecom and CommAgility brands. Serving the wireless, telecommunication, satellite, military, aerospace, and semiconductor industries, Wireless Telecom Group products enable innovation across a wide range of traditional and emerging wireless technologies. With a unique set of high-performance products including peak power meters, signal analyzers, signal processing modules, long term evolution (“LTE”) physical layer (“PHY”) and stack software, power splitters and combiners, global positioning system (“GPS”) repeaters, public safety monitors, noise sources, and programmable noise generators, Wireless Telecom Group supports the development, testing, and deployment of wireless technologies around the globe. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name, Noise Com, Inc. (“Noisecom”), and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”).

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the results of companies acquired by the Company from the date of each acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

The Company presents its operations in three reportable segments: (1) Network solutions, (2) Test and measurement and (3) Embedded solutions. The Network solutions segment is comprised primarily of the operations of Microlab. The Test and measurement segment is comprised of the operations of Boonton and Noisecom. The Embedded solutions segment is comprised of the operations of CommAgility.

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The most significant estimates and assumptions include management’s analysis in support of inventory valuation, accounts receivable valuation, valuation of deferred tax assets, intangible assets, estimated fair values of stock options and vesting periods of performance-based stock options and restricted stock and estimated fair values of acquired assets and liabilities in business combinations.

Concentrations of Credit Risk, Purchases and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

Credit evaluations are performed on customers requiring credit over a certain amount. Credit risk is mitigated to a lesser extent through collateral such as letters of credit, bank guarantees or payment terms like cash in advance.

For the year ended December 31, 2017 one customer, from the Embedded solutions segment, accounted for 10.4% of the Company’s total consolidated revenues. At December 31, 2017, two customers exceeded 10% of consolidated gross accounts receivable at 17.8% and 11.2%, respectively. At December 31, 2016, one customer represented 16% of the Company’s gross accounts receivable balance.

For the years ended December 31, 2017 and 2016 no single third-party supplier accounted for 10% or more of the Company’s total consolidated inventory purchases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of operating accounts.

Accounts Receivable and Allowance for Doubtful Accounts

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

Inventories

Inventories are stated at the lower of cost (average cost) or market value. Market value is based upon an estimated average selling price reduced by estimated costs of completion, disposal and transportation. Reductions in inventory valuation are included in cost of sales in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Finished goods and work-in-process include material, labor and manufacturing expenses.

The Company reviews inventory for excess and obsolescence based on best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reduce the inventory cost basis. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

During the year ended 2017 the Company recorded inventory adjustments totaling $1,930 comprised of an increase to the Company’s excess and obsolescence reserve of $1,121 and the write off of gross inventory of $809. The charge was effected as a result of a review of inventory balances and net realizable value of the inventory following the launch of the Company’s lean manufacturing initiative and the adoption of a strategic product plan focused on product lifecycle acceleration.

Inventory carrying value is net of inventory reserves of $1,856 and $1,549 as of December 31, 2017 and 2016, respectively.

Inventories consist of:	December 31, 2017	December 31, 2016
Raw materials	$3,231	$3,559
Work-in-process	631	531
Finished goods	2,664	4,363
	$6,526	$8,453

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally consist of income tax receivables, prepaid insurance, prepaid maintenance agreements and the short term portion of debt issuance costs. As of December 31, 2017, prepaid and other current assets includes $3,599 contingent asset representing the fair value of consideration shares issued in connection with the CommAgility acquisition (see Note 2) that are expected to be returned to the Company under the claw back provision of the Share Purchase Agreement. Upon execution of the claw back provisions the Company will reduce prepaid expenses and other current assets and shareholders’ equity by $3,599 and the share will no longer be considered outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

Property, Plant and Equipment

Property, plant and equipment are reflected at cost, less accumulated depreciation. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives for the property, plant and equipment are:

Machinery and computer equipment	3-8 years
Furniture and fixtures	5-7 years
Transportation equipment	4 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated economic life of the improvement. Repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized.

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

The Company’s goodwill balance of $10,260 at December 31, 2017 relates to two of the Company’s reporting units, Embedded solutions and Network solutions. The Company’s goodwill balance of $1,351 at December 31, 2016 relates to Network solutions. Management’s qualitative assessment performed in the fourth quarters of 2017 and 2016 did not indicate any impairment of goodwill as each reporting units fair value is estimated to be in excess of its carrying value.

Intangible and Long-lived Assets

Intangible assets include patents, non-competition agreements, customer relationships and trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to seven years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

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

Contingent Consideration

Under the terms of the CommAgility Share Purchase Agreement (See Note 2) the Company may be required to pay additional purchase price if certain financial targets are achieved for the years ending December 31, 2017 and December 31, 2018 (“CommAgility Earn-Out”). As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $754 (see Note 2) and the Company is required to reassess the fair value of the contingent consideration at each reporting period.

The significant inputs used in this fair value estimate include gross revenues and Adjusted EBITDA, as defined, and scenarios for the earn-out periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome (Level 3). The estimated outcome is then discounted based on the individual risk analysis of the liability. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of CommAgility or changes in the future, may result in different estimated amounts.

The contingent consideration is included in other long term liabilities in the accompanying Consolidated Balance Sheets. The Company will satisfy this obligation with a cash payment to the sellers of CommAgility upon the achievement of the respective milestone discussed above.

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

Standalone sales of software or software-related items are recognized in accordance with the software revenue recognition guidance. For multiple deliverable arrangements that only include software items, the Company generally uses the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items. Where vendor-specific objective evidence (“VSOE”) of fair value for the undelivered items cannot be determined, the Company generally defers revenue until all items are delivered and services have been performed, or until such evidence of fair value can be determined for the undelivered items.

Software arrangements that require significant customization or modification of software are accounted for under percentage of completion accounting. The Company uses the input method to measure progress for arrangements accounted for under percentage of completion accounting.

Shipping and Handling

Freight billed to customers is recorded as revenue. The Company classifies shipping and handling costs associated with the distribution of finished product to our customers as cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at the weighted average spot rate for the periods presented. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income in the Consolidated Statements of Shareholders’ Equity. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the Company’s functional currency, are included in the Consolidated Statements of Operations and Comprehensive Loss.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to a separate section of shareholders’ equity in accumulated other comprehensive income and primarily includes unrealized gains and losses excluded from the Consolidated Statements of Operations and Comprehensive Loss. These unrealized gains and losses consist of changes in foreign currency translation.

Research and Development Costs

Research and development costs are charged to operations when incurred. The amounts charged to operations for the years ended December 31, 2017 and 2016 were $4,395 and $4,046, respectively.

Advertising Costs

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $87 and $150 for the years ended December 31, 2017 and 2016, respectively.

Stock-Based Compensation

The Company follows the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation” which requires that compensation expense be recognized, based on the fair value of the stock awards. The fair value of the stock awards is equal to the fair value of the Company’s stock on the date of grant. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. When performance-based options are granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when determining assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The Company accounts for forfeitures when they occur.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018. As a result, the Company re-measured its U.S. deferred tax assets at the new lower corporate income tax rate. The TCJA also requires a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of the Company’s foreign subsidiary as of December 31, 2017. To determine the amount of this transition tax, the Company must determine the amount of earnings generated since inception by the relevant foreign subsidiary, as well as the amount of non-U.S. income taxes paid on such earnings, in addition to potentially other factors. See Note 12 for a discussion of the impact the TCJA.

Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options using the treasury stock method and unvested restricted shares. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	For the Years Ended December 31,
	2017	2016

Weighted average common shares outstanding	19,984	18,464
Potentially dilutive stock options	878	706
Weighted average common shares outstanding, assuming dilution	20,862	19,170

Common stock equivalents are included in the diluted income (loss) per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

The weighted average number of options to purchase common stock not included in diluted loss per share, because the effects are anti-dilutive, was 848 and 1,189 for 2017 and 2016, respectively.

Recent Accounting Pronouncements Affecting the Company

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company early adopted this standard as of January 1, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt this standard on January 1, 2018 and will apply the standard to any future business combinations.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), to address some questions about the presentation and classification of certain cash receipts and payments in the statement of cash flows. The update addresses eight specific issues, including contingent consideration payments made after a business combination, distribution received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with the fair value up to the amount of taxes owed using the maximum statutory rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeiture awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The adopted standard did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date by one year, with early adoption on the original effective date permitted. As a result, ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017. Entities have the option of two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). Effective January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method for all of its contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

The most significant impact of ASU 2014-09, relates to the Company’s accounting for software license agreements which have multiple deliverables. For these arrangements, the Company will recognize revenue for each deliverable at a point in time when control is transferred to the customer since each deliverable has stand-alone value and the criteria to establish VSOE of fair value has been eliminated. Under the existing guidance the Company recognized revenue at the delivery of the final software deliverable when VSOE did not exist for the undelivered element. Adoption of the new standard will generally result in an acceleration of revenues recognized for certain multiple deliverable software license arrangements primarily in the Embedded solutions segment. These multiple deliverable arrangements represented less than 2% of total consolidated revenues for the year ended December 31, 2017. Based on customer-specific contracts in effect at December 31, 2017, the Company expects to recognize a cumulative effect adjustment of approximately $400 to $425 that increases retained earnings on the Consolidated Balance Sheet. The adjustment reflects revenue that would have been recognized in 2018. For the Company’s Consolidated Balance Sheet, the adoption of ASU 2014-09 will result is some reclassifications among financial statement accounts, but these reclassifications will not materially change the total amount of net assets at December 31, 2017.

Management does not believe there are any other recently issued, but not yet effective accounting pronouncements, if adopted, that would have a material effect on the accompanying consolidated financial statements.

NOTE 2 - ACQUISITION

On February 17, 2017, Wireless Telecommunications, Ltd. (the “Acquisition Subsidiary”), a company incorporated in England and Wales which is a wholly owned subsidiary of Wireless Telecom Group, Inc., completed the acquisition of all of the issued shares in CommAgility a company incorporated in England and Wales (the “Acquisition”) from CommAgility’s founders. The Acquisition was completed pursuant to the terms of a Share Purchase Agreement, dated February 17, 2017, and entered into by and among the Company, the Acquisition Subsidiary and the founders. The Company paid $11,318 in cash on acquisition date and issued 3,488 shares of newly issued common stock (“Consideration Shares”) with an acquisition date fair value of $6,000. The Company financed the cash portion of the transaction with proceeds from a term loan totaling $760, proceeds from an asset based revolver totaling $1,098 and cash on hand of $9,460. Refer to Note 3 for additional details regarding the financing arrangement entered into in connection with this transaction. In addition to the acquisition date cash purchase price the sellers are to be paid an additional £2,000 (approximately $2,500 at acquisition date) in the form of deferred purchase price payable beginning in March 2017 through January 2019 and are due an additional purchase price adjustment based on working capital and cash levels delivered to the buyer as of February 17, 2017 (“Completion Cash Adjustment”). Lastly, the sellers may earn up to an additional £10,000 (approximately $12,500 at the acquisition date) payment if certain financial targets are achieved by CommAgility during calendar years 2017 and 2018.

Pursuant to the claw back provision of the Share Purchase Agreement, 2,093 of the Consideration Shares are subject to forfeiture and return to the Company if (a) 2017 EBITDA, as defined, generated by CommAgility is less than £2,400; or (b) 2018 EBITDA, as defined, generated by CommAgility is less than £2,400 (in each case as determined by an audit of CommAgility conducted by the accountants of the Acquisition Subsidiary in accordance with the terms of the Share Purchase Agreement). The Company now estimates that the 2017 Adjusted EBITDA target will not be met; thus we believe all 2,093 Consideration shares will be forfeited. Accordingly, the Company recorded a contingent asset of $3,599 which represents the fair value of the Consideration Shares as of acquisition date. This contingent asset is included in prepaid expenses and other current assets in the Consolidated Balance Sheet as of December 31, 2017. Upon execution of the claw back provision prepaid and other current assets and shareholders’ equity will be reduced by $3,599.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. During the twelve months ended December 31, 2017 the Company recorded measurement period adjustments related to the completion of the valuation of intangible assets, contingent consideration, the contingent asset associated with the equity claw back and deferred taxes. The Company incurred $1,290 of acquisition-related costs during the twelve months ended December 31, 2017, which is included as part of general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Since the acquisition date of February 17, 2017, CommAgility contributed $9,646 of net sales to the Company for the twelve months ended December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

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

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Cash at close	$11,318	$-	$11,318
Equity issued at close	6,000	-	6,000
Completion Cash Adjustment	1,382	-	1,382
Deferred Purchase Price	2,515	-	2,515
Contingent Consideration	2,700	(1,946)	754

Total Purchase Price	23,915	(1,946)	21,969

Cash	4,567	-	4,567
Accounts Receivable	2,267	(33)	2,234
Inventory	1,126	(41)	1,085
Intangible Assets	9,658	(4,541)	5,117
Contingent Asset	-	3,599	3,599
Other Assets	168	-	168
Fixed Assets	304	-	304
Accounts Payable	(1,172)	(2)	(1,174)
Accrued Expenses	(417)	-	(417)
Deferred Revenue	(639)	-	(639)
Deferred Tax Liability	(1,702)	867	(835)
Other Long Term Liabilities	(339)	-	(339)

Net Assets Acquired	13,821	(151)	13,670

Goodwill	$10,094	$(1,795)	$8,299

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating CommAgility into our operations. None of the goodwill recorded in this transaction is expected to be tax deductible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

The following table summarizes the activity related to Contingent Consideration and Deferred Purchase Price for the twelve months ended December 31, 2017:

	Contingent Consideration	Deferred Purchase Price
Balance at Beginning of Period	$-	$-
Fair Value At Acquisition Date	2,700	2,515
Accretion of Interest	73	-
Payment	-	(1,408)
Measurement Period Adjustment	(1,946)	-
Fair Value Adjustment	(253)	-
Foreign Currency Translation	56	123
Balance as of December 31, 2017	$630	$1,230

As of December 31, 2017, $780 of deferred purchase price is included in accrued expenses and other current liabilities on the consolidated balance sheet. As of December 31, 2017, $630 of contingent consideration and $450 of deferred purchase price is included in other long term liabilities on the consolidated balance sheet.

Pro Forma Information (Unaudited)

The following unaudited pro forma information presents the Company’s operations as if the CommAgility acquisition and related financing activities had occurred on January 1, 2016. The pro forma information includes the following adjustments (i) amortization of acquired definite-lived intangible assets; (ii) interest expense incurred in connection with the New Credit Facility (described in further detail in Note 3) used to finance the acquisition of CommAgility; and (iii) inclusion of acquisition-related expenses in the earliest period presented. The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date and are not intended to be a projection of future results.

Pro-forma results for the years ended December 31, 2017 and 2016 are presented below (in thousands, except per share amounts):

(Unaudited)	2017	2016
Net Revenues	$48,130	$42,988
Net loss	$(1,843)	$(2,848)
Basic net loss per share	$(0.09)	$(0.14)
Diluted net loss per share	$(0.09)	$(0.14)

NOTE 3 - DEBT

Debt consists of the following:

December 31, 2017
Revolver at LIBOR Plus Margin	$1,183
Term Loan at LIBOR Plus Margin	646
Total Debt	1,829

Debt Maturing within one year	(1,335)
Non-current portion of long term debt	$494
42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

In connection with the acquisition of CommAgility, the Company entered into a Credit Agreement with Bank of America, N.A. (the “Lender”) on February 16, 2017 (the “New Credit Facility”), which provided for a term loan in the aggregate principal amount of $760 (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the New Credit Facility) of up to a maximum availability of $9,000 (“Revolver Commitment Amount”). The borrowing base is calculated as 85% of Eligible accounts receivable and inventory, as defined, subject to certain caps and limits. The borrowing base is calculated on a monthly basis. The proceeds of the term loan and revolver were used to finance the acquisition of CommAgility.

In connection with the issuance of the New Credit Facility, the Company paid lender and legal fees of $215 which were primarily related to the Revolver and are capitalized and presented as other current and non-current assets in the Consolidated Balance Sheets. These costs are recognized as additional interest expense over the term of the related debt instrument using the straight line method.

The Company must repay the Term Loan in installments of $38 per quarter due on the first day of each fiscal quarter beginning April 1, 2017 and continuing until the term loan maturity date, on which the remaining balance is due in a final installment. The future principal payments under the term loan are $152 in 2018 and $494 in 2019. The Term Loan and Revolver are both scheduled to mature on November 16, 2019.

The Term and Revolving Loans bear interest at the LIBOR rate plus a margin. The margin on the outstanding balance of the Company’s Term Loans and Revolving Loans were fixed at 3.50% and 3.00% per annum, respectively, through September 30, 2017. Thereafter, the margins were subject to increase or decrease by Lender on the first day of each of the Borrowers’ fiscal quarters based upon the Fixed Charge Coverage Ratio (as defined in the New Credit Facility) as of the most recently ended fiscal quarter falling into three levels. If the Company’s Fixed Charge Coverage Ratio is greater than or equal to 1.25 to 1.00, a margin of 3.25% and 2.75%, respectively, is added to LIBOR rate with a step up to 3.50% and 3.00%, respectively, if the ratio is greater than or equal 1.00 to 1.00 but less than 1.25 to 1.00 and another step up to 3.75% and 3.25%, respectively, if the ratio is less than 1.00 to 1.00. The Company is also required to pay a commitment fee on the unused commitments under the Revolver at a rate equal to 0.50% per annum and early termination fee of (a) 2% of the Revolver Commitment Amount and Term Loan if termination occurs before the first anniversary of the New Credit Facility or (b) 1% of the Revolver Commitment Amount and Term Loan if termination occurs after the first anniversary of the New Credit Facility but before the second anniversary of the New Credit Facility. The Company’s interest rate plus margin as of December 31, 2017 on the New Credit Facility was 4.38% and 4.88% for the revolver and term loan, respectively.

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

On August 3, 2017 the Company entered into Amendment No. 1 to the New Credit Facility, effective June 30, 2017, which amended the definition of EBITDA to exclude the non-cash inventory adjustment of $1,930 recorded during the three months ended June 30, 2017 and to reduce the pledge of equity interests in the Company’s Foreign Subsidiaries from 66 2/3% to 66 1/3%.

As of December 31, 2017, and the date hereof, the Company is in compliance with the covenants of the New Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

December 31, 2017
Beginning Balance	$1,351
CommAgility Acquisition	10,094
Measurement Period Adjustments	(1,795)
Foreign Currency Translation	610
Ending Balance	$10,260

Intangible assets consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer Relationships	$2,766	$(494)	$178	$2,450
Patents	615	(109)	39	545
Non-Compete Agreements	1,107	(334)	69	842
Tradename	629	-	45	674
Total	$5,117	$(937)	$331	$4,511

Amortization of acquired intangible assets was $937 for the twelve months ended December 31, 2017. Amortization of acquired intangible assets is included as part of general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

The estimated future amortization expense related to intangible assets is as follows as of December 31, 2017:

2018	$1,122
2019	1,122
2020	776
2021	726
2022	91
Total	$3,837
44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consist of the following as of December 31:

	2017	2016
Machinery & Equipment	$7,268	$6,392
Furniture & Fixtures	383	140
Transportation Equipment	2	121
Leasehold Improvements	1,121	984
Gross property, plant and equipment	8,774	7,637

Less: accumulated depreciation	6,044	5,470
Net property, plant and equipment	$2,730	$2,167

Depreciation expense of $682 and $503 was recorded for the years ended December 31, 2017 and 2016, respectively.

NOTE 6 - OTHER ASSETS

Other assets consist of the following as of December 31:

	2017	2016
Long term debt issuance costs	$69	$-
Deferred costs	124	-
Product demo assets	431	560
Security deposits	50	50
Other	49	50
Total	$723	$660

Product demo assets are net of accumulated amortization expense of $1,129 and $1,001 as of December 31, 2017 and 2016, respectively. Amortization expense related to demo assets was $128 and $133 in 2017 and 2016, respectively.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of December 31:

	2017	2016
Deferred purchase price	$780	$-
Bonus	360	-
Payroll and related benefits	594	93
Commissions	331	130
Severance	244	-
Professional fees	109	195
Sales and use and VAT tax	98	113
Goods received not invoiced	73	10
Other	305	132
Total	$2,894	$673
45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

NOTE 8 - STOCK REPURCHASES (in thousands, except per share amounts)

During 2016 under the Company’s stock repurchase program, the Company repurchased 43 shares of its own common stock pursuant to the program at an aggregate cost of $65, or $1.52 average cost per share. The 2016 repurchases were funded from available cash. There were no repurchases of common stock under the stock repurchase program in 2017.

NOTE 9 - ACCOUNTING FOR SHARE BASED COMPENSATION

The Company follows the provisions of ASC 718. The Company’s results for the years ended December 31, 2017 and December 31, 2016 include share-based compensation expense totaling $536 and $699, respectively. Such amounts have been included in the consolidated statement of operations and comprehensive loss within operating expenses.

During the twelve months ended December 31, 2017 the Company reversed $473 and $119 in share-based compensation expense for unvested stock options and restricted shares, respectively, that were forfeited as a result of employees exiting the Company. The total shares forfeited were 113 restricted shares and 1,147 stock options. The Company had assumed a zero forfeiture rate in prior periods.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2,000 shares of common stock, plus those shares still available under the Company’s prior incentive compensation plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1,658 shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of December 31, 2017, there were 26 shares available for issuance under the 2012 Plan, including those shares available under the Company’s prior incentive compensation plan as of such date.

All service-based options granted have ten-year terms from the date of grant and typically vest quarterly or annually and become fully exercisable after a maximum of five years. However, vesting conditions are determined on a grant by grant basis. Performance-based options granted have ten-year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are agreed to, and approved by, the Company’s Compensation Committee of the Board of Directors.

Under the 2012 Plan, options may be granted to purchase shares of the Company’s common stock exercisable only at prices equal to or above the fair market value on the date of the grant.

The following summarizes the components of share-based compensation expense for the years ending December 31:

	2017	2016
Service - based Restricted Common Stock	$230	$208
Performance-based Restricted Common Stock	(62)	21
Performance-based Stock Options	(235)	115
Service -based Stock Options	603	355
	$536	$699

During the twelve months ended December 31, 2017 the Company reversed $473 and $119 in share-based compensation expense related to stock option and restricted share forfeitures, respectively, that occurred in 2017. These forfeitures were related to performance based stock options and restricted shares that were being amortized through 2020 related to employees that left the Company in 2017. As of December 31, 2017, $569 of unrecognized compensation costs related to unvested stock options is expected to be recognized over a remaining weighted average period of 2.8 years and $100 of unrecognized

46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

compensation costs related to unvested restricted shares is expected to be recognized over a remaining weighted average period of 0.6 years.

Restricted Common Stock Awards

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved equity compensation plans, as of December 31, 2017, and changes during the twelve months ended December 31, 2017, are presented below (in thousands, except per share amounts):

	2017		2016
Non-vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1	244	$1.52	187	$2.01
Granted	150	$1.65	188	$1.38
Vested and Issued	(122)	($1.73)	(101)	$2.22
Forfeited	(113)	($1.77)	(30)	$1.33
Non-vested as of December 31	159	$1.64	244	$1.52

The following table summarizes the restricted common stock awards granted to certain directors and officers of the company during the years ended December 31, 2017 and 2016 under the 2012 Plan (in thousands, except per share amounts):

	Number of Shares	Fair Market Value per Granted Share	Vesting
2017
6/5/17 - Service Grant - BOD	150	$1.65	Next Annual Meeting - June 2018

2016
11/13/2016 - Service Grant - BOD	15	$1.59	Annual Meeting - June 2017
11/9/2016 - Service Grant - BOD	15	$1.64	Annual Meeting - June 2017
6/30/16 - Service Grant - CEO	8	$1.34	Quarterly Vesting through June 2020
6/8/16 - Service Grant - BOD	120	$1.33	Annual Meeting - June 2017
2016 Total	158
47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

Performance-Based Stock Option Awards

A summary of performance-based stock option activity, and related information for the year ended December 31, 2017 follows (in thousands, except per share amounts):

	2017		2016

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of January 1	2,165	$1.32	1,965	$1.32
Granted	-	-	200	$1.36
Exercised	(550)	$0.75	-	-
Forfeited	(1,010)	$1.69	-	-
Expired	-	-	-	-
Outstanding as of December 31	605	$1.21	2,165	$1.32

Exercisable at December 31	320	$0.95	1,090	$0.96

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of December 31, 2017 was $741 and the weighted average remaining contractual life was 5.0 years. The aggregate intrinsic value of performance-based stock options exercisable as of December 31, 2017 was $474 and the weighted average remaining contractual life was 2.3 years. The intrinsic value of options exercised during the twelve months ended December 31, 2017 was $924.

The range of exercise prices of outstanding performance-based options at December 31, 2017 is $0.75 to $3.02 with a weighted average remaining contractual life of 5.0 years and weighted average exercise price of $1.21 per share.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. As of December 31, 2017, the Company has determined that the performance conditions on 285 options granted in 2013 and later are probable of being achieved by the year ending 2021. The Company’s performance-based stock options granted prior to 2013 (consisting of 320 options) are fully amortized.

Service-Based Stock Option Awards

A summary of service-based stock option activity and related information for the year ended December 31, 2017 follows (in thousands, except per share amounts):

	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of January 1	1,198	$1.51	523	$2.23
Granted	845	$1.68	1,040	$1.41
Exercised	(8)	$1.61	-	-
Forfeited	(137)	$1.47	(70)	$1.33
Expired	(83)	$3.00	(295)	$2.46
Outstanding as of December 31	1,815	$1.53	1,198	$1.51

Exercisable at December 31	567	$1.38	181	$2.09
48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

The aggregate intrinsic value of service-based stock options (regardless of whether or not such options are exercisable) as of December 31, 2017 was $1,642 and the weighted average remaining contractual life was 8.9 years. The aggregate intrinsic value of service-based stock options exercisable as of December 31, 2017 was $594 and the weighted average remaining contractual life was 8.4 years. The intrinsic value of options exercised during the twelve months ended December 31, 2017 was $12.

The range of exercise prices of outstanding service-based options at December 31, 2017 is $0.75 to $3.75 with a weighted average remaining contractual life of 8.9 years and a weighted average option exercise price of $1.53 per share.

The following table presents the assumptions used to estimate the fair value of stock option awards granted during the twelve months ended December 31, 2017:

	Number of Options (in thousands)	Option Term (in years)	Exercise Price	Risk Free Interest Rate	Expected Volatility	Fair Value at Grant Date	Expected Dividend Yield
1/2/17 - Service Grant	100	4	$1.91	1.94%	77.78%	$1.11	0
1/12/17 - Service Grant	20	4	$1.92	1.87%	77.88%	$1.11	0
2/17 17 - Service Grant	100	4	$1.72	1.92%	72.01%	$0.94	0
5/22/17 - Service Grant	35	4	$1.38	1.80%	68.93%	$0.73	0
6/5/17 - Service Grant	350	1	$1.65	1.74%	69.02%	$0.46	0
6/5/17 - Service Grant	200	4	$1.65	1.74%	69.02%	$0.87	0
6/15/17 - Service Grant	40	4	$1.60	1.76%	69.09%	$0.84	0

NOTE 10 - SEGMENT AND RELATED INFORMATION

Financial information by segment

The operating businesses of the Company are segregated into three reportable segments: (i) Network solutions (ii) Test and measurement and (iii) Embedded solutions. The network solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. The test and measurement segment is comprised primarily of the Company’s operations of the Noisecom product line and the operations of its subsidiary, Boonton. The embedded solutions segment is comprised of the operations of CommAgility Limited which was acquired on February 17, 2017.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on income or loss from operations, excluding interest, corporate expenses and other income (expenses).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

Financial information by reportable segment as of and for the years ended December 31, 2017 and 2016 is presented below:

	For the years ended December 31,
	2017	2016
Net sales by segment:
Network solutions	$23,052	$20,199
Test and measurement	13,380	11,128
Embedded solutions	9,646	-
Total consolidated net sales of reportable segments	$46,078	$31,327

Segment income:
Network solutions	$2,935	$2,486
Test and measurement	431	(248)
Embedded solutions	374	-
Income from reportable segments	3,740	2,238

Other unallocated amounts:
Corporate expenses	(6,685)	(4,786)
Other (expenses) income - net	(301)	364
Consolidated (loss) before
income tax provision (benefit)	$(3,246)	$(2,184)

Depreciation and amortization expense by segment:
Network solutions	$297	$255
Test and measurement	393	248
Embedded solutions	1,057	-
Total depreciation and amortization for reportable segments	$1,747	$503

Capital expenditures by segment:
Network solutions	$426	$464
Test and measurement	300	355
Embedded solutions	201	-
Total consolidated capital expenditures by reportable segment	$927	$819

	December 31, 2017	December 31, 2016
Total assets by segment:
Network solutions	$10,442	$10,595
Test and measurement	6,163	7,851
Embedded solutions	21,733	-
Total assets for reportable segments	38,338	18,446

Corporate assets, principally cash and cash equivalents and deferred income taxes	8,583	16,989
Total consolidated assets	$46,921	$35,435
50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

Regional Revenues

Net consolidated revenues from operations by region were as follows:

	Twelve Months Ended
	December 31
	2017	2016
Sales by region
Americas	$33,440	$24,155
Europe, Middle East, Africa (EMEA)	9,506	5,132
Asia Pacific (APAC)	3,132	2,040
Total revenues	$46,078	$31,327

Net revenues are attributable to a geographic area based on the destination of the product shipment, which may not be the final geographic destination of our international distributors’ end customer.

The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2017 and 2016, sales in the United States amounted to $31,924 and $23,269, respectively.

Shipments to the EMEA region for all reportable segments were largely concentrated in the UK, Israel and Germany. For the year ended December 31, 2017 shipments to the UK, Germany and Israel amounted $5,634, $878 and $789, respectively. For the year ended December 31, 2016, sales to the UK, Germany and Israel amounted to $769, $716 and $1,178, respectively.

The largest concentration of shipments in the APAC region is to China. For the years ended December 31, 2017 and 2016, shipments to China amounted to $963 and $1,104, of all shipments to the APAC region, respectively. There were no other shipments significantly concentrated in one country in the APAC region.

NOTE 11 - RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2017 and 2016 amounted to $255 and $378, respectively.

NOTE 12 - INCOME TAXES

On December 22, 2017, the United States enacted TCJA which instituted fundamental changes to the taxation of multinational corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018. The Company has recognized $1,247 net tax expense for the year ended 2017 which includes $2,481 deferred tax expense from revaluing the Company’s deferred tax assets to reflect the new U.S. corporate tax rate. The TCJA also requires a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of the Company’s foreign subsidiary as of December 31, 2017. To determine the amount of this transition tax, the Company must determine the amount of earnings generated since inception by the relevant foreign subsidiary, as well as the amount of non-U.S. income taxes paid on such earnings, in addition to potentially other factors. The Company’s earnings and profits from its foreign subsidiary under the transition tax calculation is offset by net operating losses thus no transition tax is payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

The components of income tax expense (benefit) related to income (loss) from operations are as follows:

	Years Ended December 31,
	2017	2016

Current:
Federal	$(4)	$-
State	22	37
Foreign	(166)	-
Deferred:
Federal	1,672	(340)
State	(275)	(49)
Foreign	(2)	-
Total	$1,247	$(352)

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to operations:

	Years Ended December 31,
	2017	2016
	% of Pre Tax Earnings	% of Pre Tax Earnings
Statutory federal income tax rate	(34.0)%	(34.0)%
Changes in tax rates	67.4	-
Permanent differences	7.9	6.9
Repatriation tax - new law	4.8	-
Change in valuation allowance	4.4	11.9
Research and development incentive	(6.7)	-
State income tax net of federal tax benefit	(3.5)	1.7
Foreign rate difference	(1.5)	-
Other	(0.4)	(2.6)
Total	38.4%	(16.1)%

In 2017 the difference between the statutory and effective tax rate is primarily due to the change in tax rates under TCJA. In 2016 the difference between the statutory and the effective tax rate is primarily due to a change in valuation allowance and a current provision for state income taxes, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

The components of deferred income taxes are as follows:

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$11,979	$12,559
Inventory	909	786
Research and development credit	648	-
Stock compensation	165	-
Other	108	184
Goodwill and intangible assets	(1,147)	(541)
Fixed assets	(439)	(122)
Gross deferred tax asset	12,223	12,866
Less valuation allowance	(7,051)	(5,462)
Net deferred tax asset	$5,172	$7,404

The Company has a domestic federal and state net operating loss carryforward at December 31, 2017 of approximately $19,537 and $44,998, respectively, which expires in 2029. The Company also has a foreign net operating loss carryforward at December 31, 2017 of approximately Euro 12,845 for German corporate tax and German trade tax purposes.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowances of $7,051 and $5,462 at December 31, 2017 and 2016, respectively, are primarily associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of December 31, 2017, management believes that is more likely than not that the Company will fully realize the benefits of its deferred tax assets associated with its domestic federal net operating loss carryforward.

The Company does not have any significant unrecognized tax positions and does not anticipate significant increase or decrease in unrecognized tax positions within the next twelve months.

NOTE 13 – FAIR VALUE MEASUREMENTS

Fair value is defined by ASC 820 “Fair Value Measurement” as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets and liabilities.
•	Level 2 - Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Payment of a portion of the CommAgility purchase price is contingent on the achievement of certain financial targets for the years ending December 31, 2017 and 2018. The Company estimated the fair value of contingent consideration at acquisition date to be $754. During the three months ended the December 31, 2017 the Company reassessed the fair value of the contingent consideration and recorded a gain in the amount of $253 as it was determined that the financial targets would not be met for the year ended December 31, 2017. The significant inputs used in the fair value estimate include anticipated gross revenues and Adjusted EBITDA, as defined, and scenarios for the earn-out periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome. The estimated outcome is then discounted based on individual risk analysis of the liability which was 15% at December 31, 2017 and is expected to be paid in March 2019. As of December

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

31, 2017 the Company’s contingent consideration liability is $630 and is recorded in other long term liabilities on the consolidated balance sheet. The contingent consideration liability is considered a Level 3 fair value measurement.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Warranties

The Company typically provides one to three year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers.

Operating Leases

The Company leases a 45,700 square foot facility in Parsippany, New Jersey which has a term ending March 31, 2023 and is currently being used as the Company’s principal headquarters and manufacturing plant. The Company is also responsible for its proportionate share of the cost of utilities, repairs, taxes and insurance.

Monthly lease payments range from approximately $33 in year one to approximately $41 in year eight. Additionally, the Company had available an allowance of approximately $300 towards alterations and improvements to the premises, which expired on January 31, 2017. The Company used substantially all of the improvement allowance prior to its expiration. The lease can be renewed at the Company’s option for one five-year period at fair market value to be determined at term expiration.

Pursuant to the Share Purchase Agreement dated February 17, 2017 the Company assumed leases for office space in Leicestershire, England consisting of 4,900 square feet and Duisburg, Germany consisting of 7,446 square feet. The Leicestershire lease expires in November 2020 and the Duisburg lease is renewable every three months.

The future minimum facility lease payments are shown below:

2018	$528
2019	511
2020	460
2021	474
2022	488
Thereafter	123
Total	$2,584

Rent expense, inclusive of common area maintenance charges, for the years ended December 31, 2017 and 2016 was $796 and $585, respectively.

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2022. All leases may be renewed at the end of their respective leasing periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

The future minimum operating lease payments are shown below:

2018	$54
2019	54
2020	54
2021	54
2022	9
Thereafter	-
Total	$225

Environmental Contingencies

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

Expenditures incurred by the Company during the year ended December 31, 2017 and 2016 in connection with monitoring and testing at the site amounted to approximately $1 and $18, respectively. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Our estimate of future remediation costs is $41 through 2027 when we expect final release from the NJDEP. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases the Company from all obligations.

In December 2016, the Company and its subsidiary, Boonton, entered into an agreement with an insurance company to settle prior disputes between the parties related to whether insurance policies were issued by a former insurer and whether they provided coverage for expenses arising from the NJDEP environmental matter. Under the terms of the settlement agreement, the Company received a payment in the amount of $485 for full and final settlement of any and all further insurance claims.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(In thousands, unless otherwise noted)

Risks and Uncertainties

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

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data from operations (in thousands, except per share amounts).

2017	Quarter
	1st	2nd	3rd	4th
Net revenues	$9,549	$11,933	$12,560	$12,036
Gross Profit	4,333	3,344	6,113	5,471
Operating income (loss)	(1,719)	(2,269)	782	261
Net income (loss)	(1,231)	(1,368)	653	(2,547)
Diluted net income (loss) per share	($0.06)	($0.07)	$0.03	($0.11)

2016	Quarter
	1st	2nd	3rd	4th
Net revenues	$6,368	$7,610	$8,345	$9,004
Gross Profit	2,720	3,339	3,823	3,280
Operating income (loss)	(921)	(353)	268	(1,542)
Net income (loss)	(576)	(218)	121	(1,159)
Diluted net income (loss) per share	($0.03)	($0.01)	$0.01	($0.06)
56

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

(c) Changes in Internal Controls over Financial Reporting

We acquired CommAgility on February 17, 2017 and as of December 31, 2017 the operations of CommAgility have been integrated into our overall system of internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company

Set forth below are the names, ages and descriptions of the backgrounds, as of March 1, 2018, of each of the current directors and executive officers of the Company. All directors are currently serving one year terms.

Name	Age	Position(s)
Alan L. Bazaar	47	Chairman of the Board
Joseph Garrity	61	Director
Mitchell Herbets	60	Director
Michael Millegan	59	Director
Allan D.L. Weinstein	47	Director
Timothy Whelan	51	Director, Chief Executive Officer
Michael Kandell	42	Chief Financial Officer and Secretary
Daniel Monopoli	37	Chief Technology Officer

Alan L. Bazaar became a director of the Company in June 2013 and was elected Chairman of the board of directors in April 2014.  Mr. Bazaar is currently the Chief Executive Officer of Hollow Brook Wealth Management LLC, a position he has held since November 2013, where he is responsible for firm-wide operations, investment research, and portfolio management. Mr. Bazaar has served as a director of Hudson Global Inc. since June 2015 and a director of Sparton Corp. since May 2016. Mr. Bazaar served as a director of LoJack Corporation from March 2015 until the completion of its sale in March 2016. Mr. Bazaar was formerly a director of NTS, and served from December 2012 until the completion of its sale in June 2014. From 2004 until April 2008, Mr. Bazaar has served as a director of Media Sciences International, Inc., which manufactured and distributed business color printer supplies and industrial ink applications in the United States. From July 1999 until December 2009, Mr. Bazaar was a Managing Director and Portfolio Manager at Richard L. Scott Investments, LLC where he co-managed the public equity portfolio and was responsible for all elements of due diligence. Previously, Mr. Bazaar served as a director of Airco Industries, Inc., a privately held manufacturer of aerospace products, and was employed by Arthur Andersen LLP in the Assurance and Financial Buyer’s Practices group and in the Business Fraud and Investigation Services Unit.  Mr. Bazaar received an undergraduate degree in History from Bucknell University and a Master of Business Administration from the Stern School of Business at New York University.  Mr. Bazaar is also a Certified Public Accountant. The Company believes that Mr. Bazaar’s successful track record as an accomplished business leader with significant experience as Chief Executive Officer and membership on public boards qualifies him to serve on the Company’s board of directors.

Joseph Garrity became a director of the Company in July 2007. From 2011 to present, Mr. Garrity serves as the co-founder, COO/CFO of Salem Global Partners, Inc., a strategic recruiting and consulting company serving the financial services industry. Mr. Garrity served in various capacities from 1991 to 2005 including: Executive Vice President, Chief Financial Officer, Chief Operating Officer and Director of 4 Kids Entertainment, a licensing company involved in film and television production, and a New York Stock Exchange-listed company at the time. For more than six years prior to such time, Mr. Garrity was a Senior Audit Manager for Deloitte & Touche LLP serving U.S. and multinational public companies. Mr. Garrity is a member of the board of directors of AGB Search, Inc., a higher education executive search firm, and a trustee of the Central Harlem Initiative for Learning and Development and Saint Michael’s College. Mr. Garrity has over 20 years of experience in executive financial management and is a CPA and a member of the New York State Society of CPAs and the AICPA. Mr. Garrity received an undergraduate degree in economics from Saint Michael’s College and a Master of Science in Accounting from Pace University. Mr. Garrity’s significant tenure as the chief financial officer of a public company, as well as his financial background, qualifies him to serve on the Company’s board of directors and as a financial expert on the Company’s audit committee.

Mitchell Herbets became a director of the Company in June 2015. Mr. Herbets serves as the Managing Principal of Herbets Consulting LLC, a consulting company he formed in 2012. He currently serves as non-executive Chairman of Thales Defense and Security, Inc., a global technology company that provides advanced technology equipment to the U.S. defense and federal technology markets. From 2000 to 2010, Mr. Herbets served as the Chief Executive Officer and President of Thales. He joined Thales in 1987 and served in a number of senior executive positions, including leadership roles in program management, engineering, and business development prior to serving as Chief Executive Officer. Prior to joining Thales, Mr. Herbets’ career included four years of service with the U.S. Army with the final rank of Captain. He holds a Bachelor’s degree in Electrical Engineering from Lehigh University and a Master’s in Business Administration from George Washington University. Mr. Herbets’ experience as a chief executive officer, in addition to his significant technical expertise and background in the defense industry, qualifies him to serve on the Company’s board of directors.

Michael Millegan became a director of the Company on November 13, 2016. Mr. Millegan was President of Verizon Global Wholesale group, a business unit of Verizon Communications, where he focused on global carrier, wireless and cable company network requirements from 2007 until his retirement in December 2013. During this time, he served as a member of the Verizon Leadership Committee which focused on operational performance. Prior to that, Mr. Millegan was Senior Vice President/Market President for Verizon’s Midwest Operations and Senior Vice President Enterprise/Wholesale business unit, which focused on over 300 large enterprise customers. Mr. Millegan also led the Logistics/Supply Chain business unit as the Senior Vice President from 2000 to 2004. Mr. Millegan served on the advisory board of FINSPHERE, a leader in mobile identity authentication enabling financial institutions and mobile network operators to protect against credit card fraud. In addition, Mr. Millegan is an advisor to WINDPACT, an innovative sports technology company developing protective gear to minimize sports related concussive head trauma. He holds a Bachelor’s and Master’s degree in Business Administration from Angelo State University. Mr. Millegan’s experience as an executive at Verizon and advisor to multiple technology companies qualifies him to serve on the Company’s board of directors.

Allan D.L. Weinstein became a director of the Company on November 9, 2016. Mr. Weinstein is the co-founder and Managing Partner of Gainline Capital Partners LP., a private equity firm. Prior to co-founding Gainline in 2015, he was a Managing Partner of CAI Private Equity, a private equity firm, which he joined in 2012. While at CAI, Mr. Weinstein served on the firm’s Investment Committee and was a partner in CAI’s management company. Before joining CAI, Mr. Weinstein was a Managing Director at New York-based private equity firm Lincolnshire Management, Inc., where he was employed for nearly 18 years. Mr. Weinstein began his career with Fleet Bank, and he has served as a director or officer of numerous companies, including Allison Marine, Bankruptcy Management Solutions and Shred-Tech Corporation as well as Chief Financial Officer of Credentials Services International, Inc. He is currently on the Board of Directors of CSAT Solutions Holdings LLC, a reverse logistics company serving the electronics sector. Mr. Weinstein has a Bachelor’s degree in History and Economics from Vassar College. Mr. Weinstein’s experience in private equity and membership on boards of multiple companies qualifies him to serve on the Company’s board of directors.

Timothy Whelan was appointed Chief Executive Officer of the Company effective June 30, 2016, and has served as a director of the Company since March 2015. Before assuming the role of the Company’s CEO, Mr. Whelan was Managing Director of Echo Financial Business Consulting Group, a privately held financial and operational consulting firm he co-founded in February 2014. Mr. Whelan served as President and Chief Operating Officer of IPC Systems, Inc., a company that provides and services voice communication systems for the financial services industry, from 2009 to 2013. Mr. Whelan served as Executive Vice President and Chief Financial Officer of IPC Acquisition Corp./IPC Systems Holdings Corp. from 2001 to 2009 and also served as its Principal Accounting Officer from 2001 to 2009. From July 2000 to December 2001, Mr. Whelan served as Divisional Chief Financial Officer of Global Crossing’s Financial Markets division. From May 1999 to June 2000, Mr. Whelan served as Vice President of Finance at IPC Information Systems, Inc. and IXnet. Mr. Whelan is a certified public accountant and previously worked for Ernst & Young from 1992 to 1999. He previously spent four years as a U.S. Naval Officer. Mr. Whelan has served as a director of Edgewater Technology, Inc. since March 2016. He has a Bachelor of Science degree in Accounting from Villanova University. Mr. Whelan’s significant tenure as a chief financial and chief operating officer, his experience managing all aspects of the financial management of a company, as well as his experience in IT services, technology and telecommunications industries, qualifies him to serve on the Company’s board of directors.

Michael Kandell was appointed to serve as Chief Financial Officer effective January 2, 2017. Prior to joining the Company, Mr. Kandell worked at Avaya, Inc., a multinational technology company specializing primarily in unified communication and contact center products and services, from 2010, most recently serving as Senior Director of Accounting. Prior to Avaya, Mr. Kandell worked at Precision Partners, Inc., an advanced manufacturing and engineering services company, from 2006 to 2010 as assistant corporate controller and, prior to that, from 1997 to 2004 at Ernst & Young LLP in various roles in the audit and assurance practice. He received his Bachelor of Science degree in accounting from College of New Jersey. Mr. Kandell is a Certified Public Accountant.

Daniel Monopoli was appointed to serve as Chief Technology Officer effective June 30, 2017. Mr. Monopoli was most recently General Manager of the Company’s Test and Measurement segment serving in that capacity since September 2015. Prior to joining the Company Mr. Monopoli held various positions of increasing responsibility at Teledyne LeCroy, a leading provider of test and measurement solutions in the telecommunications industry, from July 2002 to April 2015. Mr. Monopoli holds an MBA from Columbia University, Master of Engineering in Electrical Engineering degree from Stevens Institute of Technology and a Bachelor of Science in Electrical Engineering from Binghamton University.

There are no family relationships among any of the director nominees, current directors or executive officers of the Company.

Code of Business Conduct and Ethics

The Company’s board of directors has adopted a Code of Business Conduct and Ethics (the “Code”) that outlines the principles of legal and ethical business conduct under which the Company does business. The Code, which is applicable to all directors, employees and officers of the Company, is available at the Company’s website at www.wirelesstelecomgroup.com. Any substantive amendment or waiver of the Code may be made only by the Company’s board of directors or a committee of the board of directors, and will be promptly disclosed to the Company’s shareholders on its website. In addition, disclosure of any waiver of the Code will also be made by the filing of a Current Report on Form 8-K with the SEC in accordance with the requirements thereof.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and the holders of greater than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish us with copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations from such executive officers, directors and shareholders with respect to the period from January 1, 2017 through December 31, 2017, the Company believes that the Company’s executive officers, directors and greater than 10% beneficial owners have complied with all Section 16(a) filing requirements.

Audit Committee

The Company has a standing Audit Committee of the Board of Directors. The Company’s board of directors has adopted a written charter for the Audit Committee which is available on the Company’s website at www.wirelesstelecomgroup.com.

The Audit Committee serves at the pleasure of the Company’s board of directors. The Audit Committee oversees the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The Audit Committee provides assistance to the Board of Directors with respect to its oversight of the integrity of the Company’s financial statements, compliance with legal and regulatory requirements, independent auditor’s qualifications and independence and performance.

The Audit Committee approves all engagements of any independent public accounting firm by the Company to render audit or non-audit services. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal year ended December 31, 2017, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

During the fiscal year ended December 31, 2017, the members of the Audit Committee were Messrs. Joseph Garrity (Chair), Alan L. Bazaar and Allan D.L. Weinstein.

The Company’s board of directors determined that each of Messrs. Bazaar, Garrity and Weinstein met the independence criteria set forth in the applicable rules of the NYSE American Exchange and the Securities and Exchange Commission, for audit committee membership. The board of directors has also determined that all current members of the Audit Committee possess the level of financial literacy required by applicable rules of the NYSE American Exchange and the SEC. The Company’s board of directors has determined that Joseph Garrity is qualified as an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K.

Item 11.	Executive Compensation

Overview

The goal of our executive compensation program is the same as our goal for operating the Company: to create long-term value for our shareholders. Toward this goal, we have designed and implemented our compensation programs for our named executive officers to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our shareholders and to encourage them to remain with the Company for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives. These elements consist of salary and bonuses, equity incentive compensation, retirement and other benefits. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive’s contribution to the Company.

Compensation Objectives

Performance. Key elements of compensation that depend on the named executive officer’s performance include:

•	a discretionary cash bonus that is based on an assessment of his performance against pre-determined quantitative and qualitative measures within the context of the Company’s overall performance; and
•	equity incentive compensation in the form of stock options and restricted stock, which are subject to vesting requirements that depend on the executive or the Company meeting specific performance objectives and require continued service by the executive with the Company.

Base salary and bonus are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. Our equity incentive compensation is focused on motivating and challenging each named executive officer to achieve superior, longer-term, sustained results.

Alignment. We seek to align the interests of the named executive officers with those of our investors by evaluating executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareholder value, including revenue, operating profit, earnings per share, operating margins, return on total equity or total capital, cash flow from operating activities, total shareholder return and adjusted earnings before interest, taxes, depreciation expense, amortization expense and other non-recurring expenses (“Adjusted EBITDA”). We believe that our equity incentive compensation awards align the interests of the named executive officers with the interests of our shareholders because we have structured the vesting of the awards to relate to achieving specific performance objectives and the total value of the awards corresponds to stock price appreciation.

Retention. We attempt to retain our executives by using continued service as part of the vesting terms of our equity compensation awards.

Implementing Our Objectives

Determining Compensation. Our Compensation Committee relies upon its judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an executive’s performance during the year against predetermined established goals, relating to leadership qualities, operational performance, business responsibilities, career with the Company, current compensation arrangements and long-term potential to enhance shareholder value. Specific factors affecting compensation decisions for the named executive officers include:

•	key financial measurements such as revenue, operating profit, earnings per share, operating margins, return on total equity or total capital, cash flow from operating activities, total shareholder return and Adjusted EBITDA;
•	strategic objectives such as acquisitions, dispositions or joint ventures, technological innovation and globalization;
•	promoting commercial excellence by launching new or continuously improving products or services, being a leading market player and attracting and retaining customers;
•	achieving specific operational goals for the Company, including improved productivity, simplification and risk management;
•	achieving excellence in their organizational structure and among their employees; and
•	supporting our values by promoting a culture of unyielding integrity through compliance with law and our ethics policies, as well as commitment to community leadership and diversity.

We generally do not adhere to rigid formulas or react to short-term changes in business performance in determining the amount and mix of compensation elements. We consider competitive market compensation paid by other companies, but we do not attempt to maintain a certain target percentile within a peer group or otherwise rely on those data to determine executive compensation. We incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.

We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Any apportionment goal is not applied rigidly and does not control our compensation decisions; we use it as another tool to assess an executive’s total pay opportunities and whether we have provided the appropriate incentives to accomplish our compensation objectives. Our mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of cash and equity incentive awards. We also seek to balance compensation elements that are based on financial, operational and strategic metrics, including elements intended to reflect the performance of our shares. We believe the most important indicator of whether our compensation objectives are being met is our ability to motivate our named executive officers to deliver superior performance and retain them to continue their careers with us on a cost-effective basis.

Role of Compensation Committee and CEO. The Compensation Committee of our board has primary responsibility for overseeing the design, development and implementation of the compensation program for the CEO and the other named executive officers. The Compensation Committee evaluates the performance of the CEO and recommends to all independent directors the CEO compensation in light of the goals and objectives of the compensation program. The CEO and the Compensation Committee together assess the performance of the other named executive officers and the Compensation Committee determines their compensation, based on initial recommendations from the CEO. The other named executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with the CEO.

Role of Compensation Consultants. We did not use the services of any compensation consultant in matters affecting senior executive or director compensation in 2017 or 2016. However, we have engaged with compensation consultants in the past and either the Company or the Compensation Committee may engage or seek the advice of compensation consultants in the future.

Equity Grant Practices. The exercise price of each stock option awarded to our named executive officers under our current long-term equity incentive plan is the closing price of our stock on the date of grant. Scheduling decisions are made without regard to anticipated earnings or other major announcements by the Company. We prohibit the re-pricing of stock options. Restricted stock awards for our named executive officers and our stock option awards typically provide for vesting over a requisite service period or when performance targets, pre-determined by our board are achieved. The vesting structure of our equity grants is intended to further our goal of executive retention by providing an incentive to our senior executives to remain in our employ during the vesting period.

Potential Impact on Compensation from Executive Misconduct. If the board determines that an executive officer has engaged in fraudulent or intentional misconduct, the board would take action to remedy the misconduct, prevent its recurrence, and impose such discipline on the wrongdoers as it deems appropriate and permissible in accordance with applicable law. Discipline would vary depending on the facts and circumstances, and may include, without limitation, (1) termination of employment, (2) initiating an action for breach of fiduciary duty, and (3) if the misconduct resulted in a significant restatement of the Company’s financial results, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on the restated financial results. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities.

Measures Used to Achieve Compensation Objectives

Annual cash compensation

Base salary. Base salaries for our named executive officers depend on the scope of their responsibilities, their performance, and the period over which they have performed those responsibilities. Decisions regarding salary increases take into account the executive’s current salary and the amounts paid to the executive’s peers within and outside the Company. Base salaries are reviewed approximately every 12 months, but are not automatically increased if the Compensation Committee believes that other elements of compensation are more appropriate in light of the Company’s stated objectives. This strategy is consistent with the Company’s primary intent of offering compensation that, in significant part, is contingent on the achievement of performance objectives.

Bonus. In April 2015, the Compensation Committee adopted an Officer Incentive Compensation Plan, or the Bonus Plan. The Bonus Plan is an incentive program designed to (i) attract, retain and motivate the executives required to manage the Company, (ii) promote the achievement of rigorous but realistic annual financial goals and (iii) encourage intensive fact-based business planning. The Compensation Committee is authorized to interpret the Bonus Plan, establish, amend or rescind any rules and regulations relating to the Bonus Plan and to make any other determinations that it deems necessary or desirable for the administration of the Plan.

Pursuant to the terms of the Bonus Plan, the Compensation Committee has the authority to select the Company’s employee’s that are eligible to participate in the Bonus Plan, who are referred to as participants. Each participant will be assigned a target award that is expressed (i) as a specified maximum bonus amount of cash, (ii) as a percentage of base salary as in effect on the first day of the applicable fiscal year or (iii) in such other manner as determined by the Compensation Committee. The Bonus Plan affords the Compensation Committee the full power and authority to establish the terms and conditions of any award and to waive any such terms or conditions at any time.

The payment of a target award is conditioned on the achievement of certain performance goals established by the Compensation Committee with respect to a participant. Bonuses paid under the Bonus Plan, if any, are based upon an annual performance period, corresponding to each fiscal year. For each performance period, participants are eligible to receive a potential bonus payment based on the participant’s and the Company’s achievement, respectively, of individual management objectives and corporate financial performance elements. Under certain circumstances, the Compensation Committee is authorized to adjust or modify the calculation of any performance goal set for a participant. Furthermore, the Compensation Committee determines the amount of the award for the applicable performance period for each participant. Under the terms of the Bonus Plan, the Compensation Committee also retains the right to reduce the amount of or totally eliminate an award to a participant if it determines that such a reduction or elimination is appropriate.

Awards under the Bonus Plan, if any, will be distributed in lump sum cash payments following the Compensation Committee’s determination of such award. All payments under the Bonus Plan are contingent on satisfactory service through the last date of any applicable performance period, except as described in the Bonus Plan in the event of termination due to death, disability or retirement.

Prior to the adoption of the Bonus Plan, the CEO reviews with the Compensation Committee the Company’s estimated full-year financial results against the financial, strategic and operational goals established for the year, and the Company’s financial performance in prior periods. After reviewing the final full year results, the Compensation Committee and the board of directors approve total bonuses that were awarded from the maximum fund available based on the achievement of previously agreed to management objectives and final full-year financial performance. If applicable, bonuses are paid in the months of February, March or April following our December 31 fiscal year end.

The base salaries paid, and the annual bonuses awarded, to the named executive officers in 2017 and 2016 are shown in the Summary Compensation Table below and are discussed in the footnotes and the section entitled “Compensation for the Named Executive Officers in 2017 and 2016“ following the Summary Compensation Table. See also the discussion below concerning the terms of the employment agreement with our CEO, Timothy Whelan.

Equity Awards

The Company’s equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with our shareholders’ and retain the executives through the term of the awards. We consider the grant size and the appropriate combination of stock options or restricted stock when making award decisions. Equity-based awards are made pursuant to the Company’s equity incentive plans. Our current equity-based employee compensation plan, the 2012 Incentive Compensation Plan, which we refer to as the 2012 Plan, was initially ratified by our shareholders in June 2012, and subsequently amended by the Company and ratified and approved by our shareholders in 2014 to provide for additional shares of Common Stock for future grants under the plan. We regard the 2012 Plan as a key retention tool. Retention serves as a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with an award.

The Compensation Committee considers cost to the Company in determining the form of award and, as a result, typically grants stock options and restricted shares. In determining the size of an option or restricted stock grant to a named executive officer, both upon initial hire and on an ongoing basis, our Compensation Committee considers competitive market factors, the size of the equity incentive plan pool, cost to the Company, the level of equity held by other officers and individual contribution to corporate performance. Although there is no set target ownership level for options or stock, the Compensation Committee recognizes that the equity based component ensures additional focus by the named executive officers on stock price performance and enhances executive retention. The exercise price of stock options is tied to the fair market value of our Common Stock on the date of grant and such options typically vest either when performance targets, pre-determined by our board, are achieved, or over a requisite service period.

There is no set formula for the granting of awards to individual executives or employees. The number of options and shares of restricted stock awarded may vary up or down from year-to-year.

Equity incentive compensation is based upon the strategic, operational and financial performance of the Company overall and reflects the executives’ expected contributions to the Company’s future success. Existing ownership levels are not a factor in award determination, as we do not want to discourage executives from holding significant amounts of our stock.

In 2017 three of our named executive officers received equity awards under the 2012 Plan. On January 2, 2017, Michael Kandell was granted options to purchase 100,000 shares at an exercise price of $1.91 per share which vest in equal annual installments over a period of 4 years or on the date on which a “Change of Control” (as defined in the Stock Compensation Agreements dated January 2, 2017) of the Company is consummated. On June 5, 2017, Timothy Whelan was granted options to purchase 200,000 shares at an exercise price of $1.65 per share which vest in equal quarterly installments over a period of 4 years or on the date on which a “Change of Control” (as defined in the Stock Compensation Agreements dated June 5, 2017). On June 15, 2017, Daniel Monopoli was granted options to purchase 40,000 shares at an exercise price of $1.60 per share which vest in equal annual installments over a period of 4 years or on the date on which a “Change of Control” (as defined in the Stock Compensation Agreements dated June 15, 2017) of the Company is consummated.

On June 30, 2016 Timothy Whelan was granted 8,333 shares of restricted common stock in connection with his appointment as the Company’s Chief Executive Officer. Additionally, on June 30, 2016, Mr. Whelan was granted options under the 2012 Plan to purchase 400,000 shares at an exercise price of $1.34 per share. These restricted shares and options vest in sixteen equal quarterly installments over a period of 4 years, or on the date on which a “Change of Control” (as defined in the Stock Compensation Agreements dated June 30, 2016) of the Company is consummated.

We believe that the vesting schedules of the equity awards granted in 2016 and 2017 aids the Company in motivating and retaining our Named Executive Officers, and provides shareholder value. See the footnotes to the Summary Compensation Table and the section entitled “Compensation for the Named Executive Officers in 2017 and 2016” following the Summary Compensation Table for further discussion regarding these equity compensation grants.

Employment Agreement with CEO

In connection with our retention of Timothy Whelan as Chief Executive Officer on June 30, 2016, the Company entered into an employment Agreement with Mr. Whelan. The Employment Agreement has a term of one year with automatic renewals for successive one-year periods, unless either the Company or Mr. Whelan gives notice that such party is electing to not extend the term. Under the Employment Agreement, Mr. Whelan is entitled to an initial base salary of $275,000 per annum for his services as Chief Executive Officer, which will be reviewed annually and may be adjusted by the Compensation Committee or the Board in their sole discretion. For the calendar year ending December 31, 2016, in addition to his base salary, Mr. Whelan was entitled to receive a cash incentive award of 50% of his base salary for meeting the performance targets determined by the Compensation Committee (the “2016 Annual Cash Bonus”). The Compensation Committee was also entitled to award the 2016 Annual Cash Bonus in an amount greater than 50% of his base salary for performance at greater than target levels. The Employment Agreement provides that Mr. Whelan’s cash incentive award will be pro-rated to reflect the period of his employment during 2016. For each calendar year thereafter, Mr. Whelan will be eligible to receive an annual cash incentive award at the discretion of the Compensation Committee.

Under the Employment Agreement, Mr. Whelan is entitled to at least four weeks of paid vacation per annum and general expense reimbursement for business and travel related expenses incurred in the performance of his duties. The Agreement provides that Mr. Whelan is also be entitled to participate in such health, group insurance, welfare, pension, and other employee benefit plans, programs and arrangements as are made generally available from time to time to senior executives of the Company.

If Mr. Whelan’s employment is terminated by the Company without cause, upon a change of control or by Mr. Whelan for good reason (as such terms are defined in the Employment Agreement), in each case, subject to Mr. Whelan’s compliance with certain conditions, the Employment Agreement provides that Mr. Whelan is entitled to: (i) severance in an amount equal to the sum of one year of his salary as in effect immediately prior to the date of termination, which is payable in equal installments over a period of one-year, (ii) the cash amount Mr. Whelan has earned as of the date of termination as determined by the Compensation Committee in good faith, taking into account Mr. Whelan’s annual cash incentive award opportunity for the applicable year (the “Cash Bonus”), (iii) extension of the post-termination exercise period for all outstanding stock options of the Company’s common stock held by Mr. Whelan as of the date of his termination to the earlier of (a) the first anniversary of the date of termination, and (b) the date of expiration of the respective option, during which post-termination period such options shall continue to vest in accordance with their respective terms (to the extent not already fully vested) (the “Option Termination Benefits”), and (iv) his accrued salary and benefits as of the date of termination.

In the event that Mr. Whelan’s employment terminates due to his death or disability, he and he and/or his estate or beneficiaries (as the case may be) shall be entitled to (a) a single sum cash amount, payable on the 60th day following the date of termination, in an amount equal to the Cash Bonus, (b) the Option Termination Benefits and (c) his accrued salary and benefits as of the date of termination.

If Mr. Whelan’s employment is terminated by the Company for cause, by Mr. Whelan without good reason or upon expiration of the term of the Employment Agreement, he is entitled only to his accrued salary and benefits as of the date of termination.

On June 5, 2017, the Compensation Committee recommended, and the Board approved an extension of the Mr. Whelan’s Employment Agreement for an additional four year term at a base annual salary of $325,000 and the issuance of an option to purchase 200,000 shares which will vest in sixteen equal quarterly installments over four years. For the calendar year ending December 31, 2017, in addition to his base salary, the Compensation Committee recommended, and the Board approved, a cash incentive award of up to $200,000 upon attainment of performance targets determined by the Compensation Committee (the “2017 Annual Cash Bonus”). The Compensation Committee (or the independent members of the Board) are also entitled to award the 2017 Annual Cash Bonus in an amount greater than $200,000 for performance that exceeds the established targets.

Separation Agreement with Paul Genova

On May 22, 2017 the Company entered into a separation agreement with Paul Genova, President and Chief Operating Officer in connection with Mr. Genova’s departure from the Company effective June 30, 2017. Pursuant to the separation agreement Mr. Genova received a lump sum payment in the amount of $375,000, provided a general release of claims against the Company and its affiliates and agreed to a non-compete and non-solicit through June 30, 2018. The separation agreement provided for the termination of the severance agreement by and between the Company and Mr. Genova dated as of December 10, 2012.

Separation Agreement with Joseph Debold

On November 30, 2017 the Company entered into a Separation Agreement with Joseph Debold, Senior Vice President of Global Sales and Marketing. Mr. Debold stepped down from his position as Senior Vice President of Global Sales and Marketing on December 1, 2017. Pursuant to the separation agreement Mr. Debold received a lump sum payment in the amount of $243,750 in

January 2018, provided a general release of claims against the Company and its affiliates and agreed to a non-compete and non-solicit through September 30, 2018.

Summary Compensation Table for 2017 and 2016

The following summary compensation table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2017 and 2016 to our “named executive officers,” as that term is defined in Item 402(m).

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(5)	Total ($)
Timothy Whelan (1)	2017	287,500	77,600(2)	--	173,386(4)	31,602	570,088
Chief Executive Officer	2016	139,600	--	11,200(3)	303,000(4)	60,700 (6)	514,500

Michael Kandell	2017	213,943	49,500(7)	--	110,781(8)	27,593	401,817
Chief Financial Officer and Secretary	2016	--	--	--	--	--	--
Joseph Debold	2017	250,000	10,000(9)	--	--	349,151(10)	609,151
Senior Vice President of Global Sales and Marketing	2016	250,000	--	--	--	31,600	281,600
Daniel Monopoli	2017	207,269	47,500(11)	--	33,752(12)	36,768	325,289
Chief Technology Officer

(1)	Mr. Whelan was appointed Chief Executive Officer on June 30, 2016. Previous to that date, Mr. Whelan was not employed by the Company but served as a member of the Board of Directors. He received $49,500 in compensation for board services in 2016. Mr. Whelan’s salary in 2016 represents the amount paid in connection with his six months of service with the Company as CEO.

(2)	This bonus was earned by Mr. Whelan under the 2017 Bonus Plan and accrued in 2017, pending substantial completion of the 2017 financial statement audit and final compensation committee approval. The Compensation Committee approved the bonus on March 6, 2018.

(3)	This amount was calculated based on the grant date fair value of our Common Stock in accordance with FASB ASC Topic 718. In 2016 Mr. Whelan was awarded 8,333 shares of service-based restricted Common Stock. The calculated aggregate grant date fair value of the service-based grant is approximately $11,200. In June of 2016 before being appointed Chief Executive Officer, Mr. Whelan was granted 30,000 shares of service-based restricted Common Stock as a non-employee director. These shares were forfeited upon being named Chief Executive Officer on June 30, 2016.

(4)	In 2017 and 2016, Mr. Whelan was awarded 200,000 and 400,000 shares of service-based stock options, respectively. These options vest in sixteen equal quarterly installments over a four year period. The calculated aggregate grant date fair value of the service-based grant is approximately $173,386 and $303,000 in 2017 and 2016, respectively. The grant date fair value of the options was estimated using the Black-Scholes option pricing model. In June of 2016 before being appointed Chief Executive Officer, Mr. Whelan was granted 70,000 shares of service-based stock options as a non-employee director. These options were forfeited upon being named Chief Executive Officer on June 30, 2016.

(5)	The amounts shown in this column include for each named executive officer the total estimated value of the use of a Company automobile, the premium paid on group term life insurance and accidental death and dismemberment insurance, the employer portion of medical, dental and vison benefits and the Company’s matching contribution under the Wireless Telecom Group, Inc. 401(k) Profit Sharing Plan.

(6)	In addition to the amounts described in Note 4, this includes $49,500 in non-employee director fees Mr. Whelan received in 2016 prior to being named Chief Executive Officer.

(7)	This bonus was earned by Mr. Kandell under the 2017 Bonus Plan and accrued in 2017, pending substantial completion of the 2017 financial statement audit and final compensation committee approval. The Compensation Committee approved the bonus on March 6, 2018.

(8)	In 2017, Mr. Kandell was awarded 100,000 shares of service-based stock options which vest in annual equal installments over a four year period. The calculated aggregate grant date fair value of the service-based grant is approximately $110,781. The grant date fair value of the options was estimated using the Black-Scholes option pricing model.

(9)	This amount represents a discretionary bonus Mr. Debold earned in 2017 upon successful completion of the CommAgility acquisition in February 2017.

(10)	In addition to the amounts described in Note 5, this includes $243,750 in severance accrued under Mr. Debold’s separation agreement and $70,000 earned in commissions during 2017.
65

(11)	This amount represents a $10,000 discretionary bonus Mr. Monopoli earned in 2017 upon successful completion of the CommAgility acquisition in February 2017 and a $37,500 bonus earned under the 2017 Bonus Plan and accrued in 2017, pending substantial completion of the 2017 financial statement audit and final compensation committee approval. The Compensation Committee approved the 2017 Bonus Plan bonus on March 6, 2018.

(12)	In 2017, Mr. Monopoli was awarded 50,000 shares of service-based stock options which vest in annual equal installments over a four year period. The calculated aggregate grant date fair value of the service-based grant is approximately $33,752. The grant date fair value of the options was estimated using the Black-Scholes option pricing model.

Description of Bonus Awards for 2017

In early 2017, the Compensation Committee determined management objectives, or MBOs, for each of Messrs. Whelan, Kandell and Monopoli and year-end financial performance targets for the Company in accordance with the Bonus Plan. Following the completion of the fiscal year ended December 31, 2017, the Compensation Committee reviewed the 2017 performance of each of those named executive officers and the Company, in relation to the various MBOs and financial performance targets. A component of each named executive’s bonus performance target reflected achievement of the individual MBOs, generally subject to achievement of minimum financial performance targets, and a portion was tied to the Company’s achievement of the financial performance targets.

The MBO bonus component, which represented 30% of each named executive officer’s 2017 target bonus amount, was based on the Compensation Committee’s quantitative assessment of the named executive officer’s achievement of specific, agreed to, MBO elements as established pursuant to the Bonus Plan. The financial performance bonus component of the 2017 bonus targets, which represented 70% of each named executive officer’s 2017 target bonus amount, was based on the Company’s achievement of an Adjusted EBITDA target established by the Compensation Committee with input from management. Upon review following the fiscal year ended December 31, 2017, the Compensation Committee determined, subject to satisfactory completion of the 2017 financial statement audit and final Compensation Committee action, that the named executive officers would be awarded for partial achievement of the MBO and financial performance components of the target 2017 bonus in the following amounts: Mr. Whelan: $77,600 which represents approximately 39% of his 2017 bonus target; Mr. Kandell: $49,500 which represents approximately 50% of his 2017 bonus target; and Mr. Monopoli: $37,500 which represents approximately 50% of his 2017 bonus target. Final approval of the 2017 bonus amounts were contingent on final Compensation Committee action, which was taken on March 6, 2018.

In addition to the 2017 bonus, Mr. Monopoli was awarded a discretionary bonus in the amount of $10,000 for successful completion of the CommAgility acquisition. This amount was paid in the first quarter of 2017.

Outstanding Equity Awards at Fiscal Year-End 2017

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Timothy Whelan	97,500(1)	32,500(2)		$1.30	11/19/2025	5,208(3)	$6,979
	150,000(1)	250,000(2)		$1.34	6/30/2026	--	--
	25,000(1)	175,000(2)		$1.65	6/5/2027
Michael Kandell	--(4)	100,000 (5)		$1.91	1/2/2027	--	--

Daniel Monopoli	--	--	50,000 (6)	$1.83	9/8/2025	--	--
	--	10,000 (6)		$1.92	1/12/2027	--	--
	--	40,000(6)		$1.60	6/15/2027	--	--
Joseph Debold	--	250,000(7)		$1.77	8/19/2023	26,000(9)	$49,660
	300,000(8)	--		$0.96	4/15/2020
66

(1)	130,000 options granted on 11/19/2015 during time as non-employee director which vest 1/12th each quarter thru 11/19/2018 (97,500 shares exercisable as of 12/31/17), 400,000 options granted on 6/30/2016 upon appointment as CEO which vest 1/16th each quarter thru 6/30/2020 (150,000 shares exercisable as of 12/31/17) and 200,000 options granted on 6/5/17 which vest 1/16th each quarter thru 6/30/2021 (25,000 shares exercisable as of 12/31/17).

(2)	32,500, 250,000 and 175,000 options unexercisable as of 12/31/2017 related to the 11/19/2015, 6/30/2016 and 6/5/2017 grants described above in Note 1, respectively.

(3)	8,333 restricted shares granted on 6/30/16 which vest 1/16th each quarter thru 6/30/2020 (5,208 unvested as of 12/31/17).

(4)	100,000 options granted on 1/2/2017, which vest in equal annual installments over a four year period (no shares exercisable as of 12/31/17).

(5)	100,000 options unexercisable as of 12/31/2017 related to the 1/2/2017 grant described in Note 4.

(6)	50,000 options granted on 9/8/2015 which vest upon achievement of certain performance milestones, 10,000 and 40,000 options granted on 1/12/2017 and 6/15/2017, respectively, which vest in equal annual installments over a four year period. No options exercisable as of 12/31/2017.

(7)	250,000 options granted on 8/19/2013, which vest upon achievement of certain performance milestones.

(8)	300,000 options granted on 4/15/2010.

(9)	Restricted shares granted on 8/19/2013, which vest upon achievement of certain performance milestones.

Option Exercises for 2017

None of the named executive officers exercised stock options during 2017.

Potential Payments upon Termination

Set forth below is a description of the employment and other similar agreements and arrangements which provide for payment upon termination with the Company’s named executive officers.

Whelan Employment Agreement. As described above (“Employment Agreement with CEO”), the Company has an employment agreement with Timothy Whelan, the Company’s CEO. That Employment Agreement provides for certain payments in the event of Mr. Whelan’s termination by the Company without cause or by Mr. Whelan for “good reason”. Specifically, If Mr. Whelan’s employment is terminated by the Company without cause, upon a change of control or by Mr. Whelan for good reason (as such terms are defined in the Employment Agreement), in each case, subject to Mr. Whelan’s compliance with certain conditions, the Employment Agreement provides that Mr. Whelan is entitled to: (i) severance in an amount equal to the sum of one year of his salary as in effect immediately prior to the date of termination, which is payable in equal installments over a period of one-year, (ii) the cash amount Mr. Whelan has earned as of the date of termination as determined by the Compensation Committee in good faith, taking into account Mr. Whelan’s annual cash incentive award opportunity for the applicable year, (iii) extension of the post-termination exercise period for all outstanding stock options of the Company’s common stock held by Mr. Whelan as of the date of his termination to the earlier of (a) the first anniversary of the date of termination, and (b) the date of expiration of the respective option, during which post-termination period such options shall continue to vest in accordance with their respective terms (to the extent not already fully vested), and (iv) his accrued salary and benefits as of the date of termination.

Kandell Termination Agreement. Under the terms of Mr. Kandell’s offer of employment should Mr. Kandell’s employment be terminated by the Company for a reason other than death, Disability or Cause, or should Mr. Kandell resign for Good Reason (as defined in the Company’s 2012 Incentive Plan), then, subject to signing and not revoking a general release in a form acceptable to the Company, Mr Kandell will be paid: (i) payment equal to 75% of his salary in effect at the time of termination payable in 9 semi-monthly installments; (ii) the amount, in the good faith determination of the Board, earned as of his termination date, under the bonus component of the then applicable bonus plan; and (iii) at the Company’s election either continuation of benefits, the extent permissible under the applicable employee benefit plans in which he is a participant, for the 9 months after the termination date, or a lump sum payment, in lieu of the continuation of some or all benefits, in an amount determined by the Board in its discretion.

Monopoli Termination Agreement. Under the terms of Mr. Monopoli’s offer of employment should Mr. Monopoli’s employment be terminated by the Company for a reason other than death, Disability or Cause, or should Mr. Monopoli resign for Good Reason (as defined in the Company’s 2012 Incentive Plan), then, subject to signing and not revoking a general release in a form acceptable to the Company, Mr. Monopoli will be paid: (i) payment equal to 50% of his salary in effect at the time of termination payable in 6 semi-monthly installments; (ii) the amount, in the good faith determination of the Board, earned as of his termination date, under the bonus component of the then applicable bonus plan; and (iii) at the Company’s election either continuation of benefits, the extent permissible under the applicable employee benefit plans in which he is a participant, for the 6 months after the termination date, or a lump sum payment, in lieu of the continuation of some or all benefits, in an amount determined by the Board in its discretion.

Change of Control. As discussed above under “Equity Awards” each of our named executive officers have been awarded stock option grants that have vested or that will vest and will become immediately exercisable upon achievement of certain financial metrics or the date on which a change of control of the Company occurs.

Director Compensation for 2017

Non-employee directors of the Company receive cash and equity compensation. Each non-employee director receives on or about the date of the annual meeting of shareholders (i) an option to acquire 70,000 shares of common stock at an exercise price equal to the closing price of the Company’s stock on the date of grant, which shall vest on the date of the next annual meeting of shareholders of the Company; and (ii) a grant of 30,000 restricted shares of common stock which shall vest on the date of the next annual meeting of shareholders. A non-employee director who is appointed to the board at a date other than the annual meeting will be granted a pro-rata number of options (at an exercise price equal to the closing price on the date of grant) and restricted stock, each of which shall fully vest on the date of the next annual meeting of shareholders. All such equity compensation shall be granted pursuant to the 2012 plan.

In addition to the equity compensation set forth above, the board committees received cash compensation. Specifically, an annual retainer for each non-employee director serving as a member of a committee as follows: Audit Committee - $4,000; Compensation Committee - $4,000; and Nominations and Corporate Governance Committee - $2,500. Committee chairs received cash compensation as follows: Audit Committee - $7,500; Compensation Committee - $7,500; and Nominations and Corporate Governance Committee - $5,000. The Chairman of the Board received $10,000 annual cash compensation for his service as Chairman.

The following summary compensation table sets forth the total compensation paid or accrued for the fiscal year ended December 31, 2017 to our directors.

	Fees Earned or Paid in Cash ($)	Stock Awards ($) (a)	Option ($) Awards (b)	Total ($)
Alan L. Bazaar	$19,000	$49,500	$32,200	$100,700
Joseph Garrity	$10,000	$49,500	$32,200	$91,700
Mitchell Herbets	$4,000	$49,500	$32,200	$85,700
Michael Millegan	$8,500	$49,500	$32,200	$90,200
Allan D.L. Weinstein	$7,000	$49,500	$32,200	$88,700

(a)	Represents the grant date fair value determined in accordance with ASC Topic 718 for the grants of Common Stock. In June 2017, the Company granted 30,000 shares of restricted Common Stock under the 2012 Plan to each of our directors. The shares of restricted stock granted to the current directors will fully vest on the date of the Annual Shareholders Meeting in June 2018, subject to each director remaining in office through such vesting date. The aggregate number of restricted shares of common stock as of December 31, 2017 held by Mr. Garrity was 160,000 shares, Mr. Bazaar was 120,000 shares, Mr. Herbets was 80,000 shares and the aggregate number of restricted shares held by each of Messrs. Weinstein and Millegan was 45,000.

(b)	The amounts reported in this column represent the grant date fair value our options in accordance with FASB ASC Topic 718. The grant date fair value of the options was estimated using the Black-Scholes option pricing model. In June 2017 the Company granted 70,000 options under the 2012 plan to each director that will fully vest on the date of the Annual Shareholders Meeting in June 2018, subject to each director remaining in office through such vesting date. The aggregate number of options as of December 31, 2017 held by each of Messrs. Bazaar and Garrity was 140,000, the aggregate number of options held by each of Messrs. Weinstein and Millegan was 105,000, and the aggregate number of options held by Mr. Herbets was 155,000.
68

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the Company’s Common Stock owned as of March 1, 2018 by (i) each person who is known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director and each of the Company’s current named executive officers, and (iii) all executive officers and directors as a group without naming them. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 1, 2018, are deemed outstanding and included in both the numerator and the denominator of the calculation of percentage ownership; however, such shares are not deemed outstanding for purposes of computing the ownership percentage of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Alan L. Bazaar (3)	2,054,942	9.0%

Joseph Garrity	200,000	*

Mitchell Herbets	134,500	*

Michael Millegan	50,000	*

Allan D.L. Weinstein	50,000	*

Timothy Whelan (4)	441,519	1.9%

Michael Kandell (5)	42,500	*

Daniel Monopoli	2,500	*

Joseph Debold (6)	321,970	1.4%

All executive officers and directors as a group (10 persons) (7)	3,297,931	13.9%

Hollow Brook Wealth Management, LLC (8) E. Wayne Nordberg Philip E. Richter 420 Lexington Avenue, Suite 2840 New York, NY 10170	1,859,597	8.1%

Horton Capital Partners Fund, LP Horton Capital Partners, LLC (9) Horton Capital Management, LLC Joseph M. Manko, Jr. 1717 Arch Street, Suite 3920 Philadelphia, PA 19103	1,726,693	7.6%

*	Less than one percent.

(1)	Except as otherwise set forth in the footnotes below, all shares are directly beneficially owned, and the sole voting and investment power is held by the persons named.

(2)	Based upon 22,866,883 shares of Common Stock outstanding as of March 1, 2018.

(3)	Mr. Bazaar has sole voting and dispositive power with respect to 195,345 shares. Beneficial ownership also includes 1,859,597 shares of common stock beneficially owned by Hollow Brook Wealth Management, LLC that are owned by its investment advisory clients, with respect to which Mr. Bazaar shares voting and dispositive power. Mr. Bazaar serves as Chief Executive Officer of Hollow Brook Wealth Management, LLC. Based on information set forth in a Schedule 13D/A filed with the SEC on May 3, 2016. See footnote 8 below.

(4)	Beneficial ownership includes 272,500 shares of Common Stock subject to options which are currently exercisable, 48,333 shares subject to options that will vest within 60 days and 120,686 shares of common stock.

(5)	Beneficial ownership includes 17,500 shares of Common Stock.

(6)	Beneficial ownership includes 21,970 shares of Common Stock and 300,000 shares of Common Stock subject to options.

(7)	Includes 1,859,597 shares reportedly owned by Hollow Brook Wealth Management, LLC, a company for whom Mr. Bazaar serves as CEO. See note 3.

(8)	Hollow Brook Wealth Management, LLC, Mr. Bazaar, Mr. Norberg and Mr. Richter share voting and dispositive power with respect to such 1,859,597 shares (which are owned by investment advisory clients of Hollow Brook Wealth Management, LLC). Based on information set forth in a Schedule 13D/A filed with the SEC on May 3, 2016.

(9)	Horton Capital Partners, LLC, Horton Capital Management, LLC and Joseph M. Manko, Jr. share voting and dispositive power with respect to such shares. Based on information set forth in a Schedule 13G/A, dated December 31, 2016 and filed with the SEC on February 14, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with the terms of the charter of our Audit Committee, the Audit Committee must review and approve the terms and conditions of all related party transactions.

We have not entered into any transactions with any related parties over the last two fiscal years that require disclosure under Item 404(d) of Regulation S-K promulgated by the SEC. If we were to do so in the future, any such transaction would need to be approved by the Audit Committee. There are no family relationships among any of the Company’s directors or executive officers.

Item 14. Principal Accountant Fees and Services

PKF O’Connor Davies, LLP (“PKF”) has been the Company’s independent registered public accounting firm since October 19, 2006.

Fees Paid to Principal Accountants

Audit Fees

The aggregate fees billed by PKF (including PKF Cooper Parry Group Limited in the UK) for professional services and paid for the annual audit and for the review of the Company’s financial statements included in the Company’s Annual Report on Form 10-K for each of the fiscal years ended December 31, 2017 and 2016, and the Company’s Quarterly Reports on Form 10-Q for each of the quarters for each of the fiscal years ended December 31, 2017 and 2016, was $193,020 and $152,000, respectively.

Audit-Related Fees

The aggregate audit-related fees billed by PKF (including PKF Cooper Parry Group Limited in the UK) during the fiscal years ended December 31, 2017 and 2016 for professional services rendered for the audit of the Company’s 401(k) Plan and consultation in connection with accounting related matters were approximately $48,980 and $21,000, respectively.

Tax Fees

The aggregate fees billed by PKF (including PKF Cooper Parry Group Limited in the UK) for all tax services, including consultation in connection with tax compliance related matters, for the fiscal years ended December 31, 2017 and 2016, were approximately $57,980 and $60,000, respectively.

All Other Fees

There were no fees billed by PKF for any other non-audit services for the fiscal years ended December 31, 2017 and 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2017 and 2016
		Consolidated Statements of Operations for the Two Years ended December 31, 2017
		Consolidated Statements of Changes in Shareholders’ Equity for the Two Years ended December 31, 2017
		Consolidated Statements of Cash Flows for the Two Years ended December 31, 2017
		Notes to Consolidated Financial Statements

	(2)	All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

	(3)	Exhibits

3.1	Restated Certificate of Incorporation of Wireless Telecom Group, Inc. (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group Inc.’s Annual Report on Form 10-K/A filed on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2016, Commission File No. 011-11916)

10.1*	Wireless Telecom Group, Inc. 2000 Stock Option Plan (incorporated herein by reference to Annex B to the Definitive Proxy Statement of Wireless Telecom Group, Inc., filed with the SEC on July 17, 2000)

10.2*	Amended and Restated Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Paul Genova (incorporated herein by reference to Exhibit 10.8 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission File No. 1-11916)

10.3*	Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Joseph Debold (incorporated herein by reference to Exhibit 10.9 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission File No. 1-11916)

10.4*	2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Annex A to the Definitive Proxy Statement of Wireless Telecom Group, Inc., filed with the SEC on April 30, 2012)

10.5*	Form of Restricted Stock Award Agreement under 2012 Incentive Compensation Plan (incorporated herein by reference Exhibit 10.11 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission file No. 1-11916)

10.6*	Severance Agreement, dated June 14, 2013, between Wireless Telecom Group, Inc. and Robert Censullo (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q, filed on August 14, 2013, Commission File No. 1-11916)

10.7*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2013, Commission File No. 1-11916)

10.8*	Amended and Restated 2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Appendix A to Wireless Telecom Group Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2014)

10.9*	Officer Incentive Compensation Plan of Wireless Telecom Group, Inc., dated April 22, 2015 (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 10-Q, filed with the SEC on May 13, 2015)

10.10	Fifth Amendment to Lease Agreement, dated May 1, 2015 and retroactively effective as of April 1, 2015, by and between Icon Keystone NJP III Owner Pool 4 NJ, LLC and Boonton Electronics Corporation (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 12, 2015, Commission File No. 001-11916)

10.11*	Executive Employment Agreement, dated June 30, 2016, between Wireless Telecom Group, Inc. and Timothy Whelan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 001-11916)

10.12*	Employment Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Michael Kandell (incorporated herein by reference to Exhibit 10.12 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 20, 2017, Commission File No. 001-11916).

10.13*	Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Robert Censullo (incorporated herein by reference to Exhibit 10.13 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 20, 2017, Commission File No. 001-11916).

10.14	Settlement Agreement and Site Release, dated December 16, 2016, by and among Wireless Telecom Group, Inc., Boonton Electronics Corp., WTT Acquisition Corp., Century Indemnity Company, as successor to Insurance Company of North America and Federal Insurance Company (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on December 22, 2016, Commission File No. 001-11916)

10.15*	Separation Agreement and General Release, dated February 10, 2017, between Wireless Telecom Group, Inc. and Robert Censullo (incorporated herein by reference to Exhibit 10.15 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 20, 2017, Commission File No. 001-11916).

10.16	Share Purchase Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Wireless Telecommunications, Ltd., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.17	Registration Rights Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.18	Lock Up Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.19	Voting Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.20	Loan and Security Agreement, dated February 16, 2017, Wireless Telecom Group, Inc. Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.21	Amendment No. 1 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated August 3, 2017 (incorporated herein by reference to Exhibit 10.6 to Wireless Telecom Group’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916).

10.22*	Separation Agreement and General Release by and between Wireless Telecom Group, Inc. and Paul Steven Genova dated May 22, 2017 (incorporated herein by reference to Exhibit 10.7 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916).

10.23*	Amendment to Executive Employment Agreement by and between Wireless Telecom Group, Inc. and Timothy Whelan dated June 9, 2017 (incorporated herein by reference to Exhibit 10.8 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916).

10.24*	Separation Agreement and General Release by and between Wireless Telecom Group, Inc. and Joseph Debold dated November 30, 2017.

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, LLP)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

100.1	The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 20, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive loss, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in shareholders’ equity, and (v) the notes to the consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Securities 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 12, 2018	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan L. Bazaar	Chairman of the Board	March 12, 2018
Alan L. Bazaar

/s/ Timothy Whelan	Chief Executive Officer	March 12, 2018
Timothy Whelan

/s/ Michael Kandell	Chief Financial Officer	March 12, 2018
Michael Kandell

/s/ Joseph Garrity	Director	March 12, 2018
Joseph Garrity

/s/ Mitchell Herbets	Director	March 12, 2018
Mitchell Herbets

/s/ Michael Millegan	Director	March 12, 2018
Michael Millegan

/s/ Allan D.L. Weinstein	Director	March 12, 2018
Allan D.L. Weinstein

EXHIBIT INDEX

Exhibit
Number	Description
10.24*	Separation Agreement and General Release by and between Wireless Telecom Group, Inc. and Joseph Debold dated November 30, 2017.

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, LLP)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

100.1	The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 20, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive loss, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in shareholders’ equity, and (v) the notes to the consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Securities 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Denotes a management contract or compensatory plan or arrangement.
75