Form 10-Q
period 2018-03-31
WIRELESS TELECOM GROUP INC
filed 2018-05-09
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-11916

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

Number of shares of Common Stock outstanding as of May 1, 2018: 20,979,651

1

WIRELESS TELECOM GROUP, INC.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

	March 31	December 31
	2018	2017
	(Unaudited)
CURRENT ASSETS
Cash & cash equivalents	$2,240	$2,458
Accounts receivable - net of reserves of $42 and $44, respectively	10,747	9,041
Inventories - net of reserves of $1,732 and $1,856, respectively	7,053	6,526
Prepaid expenses and other current assets	1,725	4,733
TOTAL CURRENT ASSETS	21,765	22,758
PROPERTY PLANT AND EQUIPMENT - NET	2,639	2,730
OTHER ASSETS
Goodwill	10,598	10,260
Acquired Intangible Assets, net	4,391	4,511
Deferred income taxes	5,958	5,939
Other	772	723
TOTAL OTHER ASSETS	21,719	21,433
TOTAL ASSETS	$46,123	$46,921
CURRENT LIABILITIES
Short term debt	$2,747	$1,335
Accounts payable	3,922	4,109
Accrued expenses and other current liabilities	3,884	2,894
Deferred Revenue	808	629
TOTAL CURRENT LIABILITIES	11,361	8,967
LONG TERM LIABILITIES
Long term debt	456	494
Other long term liabilities	100	1,590
Deferred Tax Liability	852	767
TOTAL LONG TERM LIABILITIES	1,408	2,851
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 34,168,252 and 33,868,252 shares issued, 20,979,651 and 22,772,167 shares outstanding	342	339
Additional paid in capital	47,967	47,494
Retained earnings	7,971	7,176
Treasury stock at cost, - 13,188,601 and 11,096,085 shares, respectively	(24,509)	(20,910)
Accumulated Other Comprehensive Income	1,583	1,004
TOTAL SHAREHOLDERS’ EQUITY	33,354	35,103

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,123	$46,921

See accompanying notes to condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2018	2017
NET REVENUES	$13,264	$9,549

COST OF REVENUES	6,996	5,216

GROSS PROFIT	6,268	4,333

Operating Expenses
Research and Development	1,157	1,087
Sales and Marketing	1,910	1,552
General and Administrative	2,681	3,412
Total Operating Expenses	5,748	6,051

Operating income/(loss)	520	(1,718)

Other income/(expense)	2	(2)
Interest Expense	(92)	(49)

Income/(loss) before taxes	430	(1,769)

Tax Provision/(Benefit)	56	(538)

Net Income/(Loss)	$374	$(1,231)

Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	579	(59)
Comprehensive Income/(Loss)	$953	$(1,290)

Net Income/(Loss) per common share:
Basic	$0.02	$(0.06)
Diluted	$0.02	$(0.06)

Weighted average shares outstanding:
Basic	20,644,409	20,386,678
Diluted	21,633,117	20,386,678

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying notes to condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months
	Ended March 31
	2018	2017
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES
Net Income/(loss)	$374	$(1,231)
Adjustments to reconcile net income/(loss) to net cash (used) by operating activities:
Depreciation and amortization	626	414
Amortization of debt issuance fees	19	9
Share-based compensation expense	188	301
Deferred rent	5	8
Deferred income taxes	37	(496)
Provision for (recovery of) doubtful accounts	(1)	1
Inventory reserves	19	100
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,574)	(231)
Inventories	(524)	(412)
Prepaid expenses and other assets	(507)	125
Accounts payable	(255)	352
Accrued expenses and other liabilities	635	160
Net cash (used) by operating activities	(958)	(900)
CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital expenditures	(199)	(192)
Acquisition of business net of cash acquired	(811)	(8,596)
Net cash (used) by investing activities	(1,010)	(8,788)
CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES
Revolver borrowings	10,603	3,399
Revolver repayments	(9,191)	(1,494)
Term loan borrowings	-	760
Term loan repayments	(38)	-
Debt issuance fees	-	(215)
Proceeds from exercise of stock options	288	38
Net cash provided/(used) by financing activities	1,662	2,488
Effect of exchange rate changes on cash and cash equivalents	88	27
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(218)	(7,173)
Cash and cash equivalents, at beginning of period	2,458	9,351
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,240	$2,178
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$36	$5
Cash paid during the period for income taxes	$9	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Shares as Consideration	$-	$5,999

See accompanying notes to condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

		Common				Accumulated Other	Total
	Common	Stock	Additional Paid	Retained		Comprehensive	Shareholders’
	Stock Issued	Amount	In Capital	Earnings	Treasury Stock	Income	Equity
Balances at December 31, 2017	33,868,252	$339	$47,494	$7,176	$(20,910)	$1,004	$35,103

Adoption of Accounting Standard	-	-	-	421	-	-	421
Adjusted Opening Equity	33,868,252	$339	$47,494	$7,597	$(20,910)	$1,004	$35,524

Net Income (loss)	-	-	-	374	-	-	374
Issuance of shares in connection with stock options exercised	300,000	3	285	-	-	-	288

Forfeiture of shares issued in connection with CommAgility acquisition	-	-	-	-	(3,599)	-	(3,599)
Share-based compensation expense	-	-	188	-	-	-	188
Cumulative translation adjustment	-	-	-	-	-	579	579
Balances at March 31, 2018	34,168,252	$342	$47,967	$7,971	$(24,509)	$1,583	$33,354

See accompanying notes to condensed consolidated financial statements.

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

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

The condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and comprehensive income/(loss) for the three months ended March 31, 2018 and 2017, the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 and the condensed consolidated statement of shareholders’ equity for the three months ended March 31, 2018 have been prepared by the Company without audit. The condensed consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, Noisecom, and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”). All intercompany transactions and balances have been eliminated in consolidation.

It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s latest shareholders’ annual report (Form 10-K).

Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to fairly present the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its annual report on Form 10-K for the year ended December 31, 2017. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been reduced for interim periods in accordance with SEC rules.

The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, valuation of deferred tax assets, intangible assets, estimated fair values of stock options and estimated fair values of acquired assets and liabilities in business combinations) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

For the three months ended March 31, 2018, one customer accounted for approximately 16% of the Company’s consolidated revenues. For the three months ended March 31, 2017, one customer accounted for approximately 11% of the Company’s consolidated revenues. At March 31, 2018, one customer exceeded 10% of consolidated gross accounts receivable at 23% of the Company’s gross accounts receivable. At December 31, 2017, two customers exceeded 10% of consolidated gross accounts receivable at 18% and 11%, respectively.

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

Contingent Consideration

Under the terms of the CommAgility Share Purchase Agreement the Company may be required to pay additional purchase price if certain financial targets are achieved for the years ending December 31, 2017 and December 31, 2018 (“CommAgility Earn-Out”). The financial targets for 2017 were not achieved therefore there was no earn-out payment made in the three months ended March 31, 2018. As of December 31, 2017, the Company estimated the fair value of the contingent consideration remaining to be paid based on the 2018 financial results to be $630. The Company is required to reassess the fair value of the contingent consideration at each reporting period.

The significant inputs used in this fair value estimate include gross revenues and Adjusted EBITDA, as defined, scenarios for the earn-out periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome. The estimated outcome is then discounted based on individual risk analysis of the liability. Although the

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of CommAgility or changes in the future, may result in different estimated amounts.

As of March 31, 2018, the Company’s contingent consideration liability has been estimated at $678 and is recorded in other current liabilities in the accompanying condensed consolidated balance sheet. The Company will satisfy this obligation with a cash payment to the sellers of CommAgility upon the achievement of the financial targets for 2018. The contingent consideration liability is considered a Level 3 fair value measurement.

Subsequent Events

Management has evaluated subsequent events and determined that there were no subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements through the date the financial statements were issued.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Adopted During The Three Months Ended March 31, 2018

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the “modified retrospective” method, meaning the standard is applied only to the most current period presented in the financial statements.  Furthermore, we elected to apply the standard only to those contracts which were not completed as of the date of the adoption. Results for reporting periods beginning on the date of adoption are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with accounting standards in effect for those periods (see Note 3).

Upon adoption, a cumulative effect adjustment of $421 was made and the impact resulted in an increase to retained earnings on the Condensed Consolidated Balance Sheet as of January 1, 2018. The adjustment was based on customer-specific contracts in effect at December 31, 2017 and reflects revenue that would have been recognized in 2018 in accordance with Accounting Standard Codification (“ASC”) 605 “Revenue Recognition” and Subtopic 985 “Software” collectively referred to as “Topic 605”. The beginning balance of deferred revenue decreased by $258 representing amounts that were invoiced to customers and not recognized and prepaid and other current assets increased by $163 representing unbilled receivables recognized under Topic 606. Further, accounts receivable increased $199 as the contra accounts receivable balance representing estimated product returns was reclassified to other current liabilities.

The most significant impact of Topic 606 relates to the Company’s accounting for software license agreements which have multiple deliverables. Under Topic 605 the Company could not establish vendor specific objective evidence of fair value (“VSOE”) for its undelivered elements and therefore was not able to separate its delivered software licenses from its future undelivered software license releases. Topic 606 no longer requires separability of promised goods, such as software licenses, on the basis of VSOE. Rather, Topic 606 requires the Company to identify the performance obligations in the contract — that is, those promised goods and services (or bundles of promised goods or services) that are distinct — and allocate the transaction price of the contract to those performance obligations on the basis of estimated standalone selling prices (“SSPs”). For these arrangements, the Company will recognize revenue for each deliverable at a point in time when control is transferred to the customer since each deliverable has standalone value.

The primary impact of adopting the new standard results in an acceleration of revenues recognized for the aforementioned multiple deliverable software license arrangements, which are primarily in the Embedded Solutions segment. These multiple deliverable arrangements represented less than 2% of total consolidated revenues for the year ended December 31, 2017.

The timing of revenue recognition for digital signal processing hardware in the Embedded Solutions segment, radio frequency solutions in the Network Solutions segment and noise generators and components and power meters and analyzers and related services in the Test and Measurement segment remains substantially unchanged.

The following line items in our Condensed Consolidated Statement of Operations and Comprehensive Income for the current reporting period and Condensed Consolidated Balance Sheet as of March 31, 2018 have been provided to reflect both the adoption of Topic 606 as well as a comparative presentation in accordance with Topic 605 previously in effect:

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

	Three Months Ended March 31, 2018
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME	As Reported (in Accordance with ASC Topic 606)	Balances Without Adoption of ASC Topic 606	Impact of Adoption Higher/(Lower)
Net sales	$13,264	$12,958	$306
Operating income	430	124	306
Net income	374	68	306

	As of March 31, 2018
CONDENSED CONSOLIDATED BALANCE SHEET	As Reported (in Accordance with ASC Topic 606)	Balances Without Adoption of ASC Topic 606	Impact of Adoption Higher/(Lower)
CURRENT ASSETS
Prepaid expenses and other current assets	$1,725	$1,241	$484
CURRENT LIABILITIES
Deferred revenue	808	1,068	(260)
SHAREHOLDERS’ EQUITY
Retained earnings	7,971	7,665	306

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business Topic 805 (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard on January 1, 2018 and will apply the standard to any future business combinations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments, to address some questions about the presentation and classification of certain cash receipts and payments in the statement of cash flows. The update addresses eight specific issues, including contingent consideration payments made after a business combination, distribution received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard on January 1, 2018, and it had no material impact on our financial statements.

Except for the change in accounting policies for revenue recognition as a result of adopting Topic 606, there have been no other changes to our significant accounting policies as described in the 2017 Form 10-K that had a material impact on our condensed consolidated financial statements and related notes.

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted.

The Company is currently evaluating its population of leases and is continuing to assess all potential impacts of ASU 2016-02. The Company does anticipate recognition of additional assets and corresponding liabilities related to leases upon adoption, but has not yet quantified these at this time. The Company plans to adopt the standard effective January 1, 2019, but has not yet selected a transition method.

NOTE 3 – REVENUE

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 94% of the Company’s total revenue for the three months ended March 31, 2018.

Nature of Products and Services

Hardware

The Company generally has one performance obligation in its arrangements involving the sales of radio frequency solutions in the Network Solutions segment, digital signal processing hardware in the Embedded Solutions segment and noise generators and components and power meter and analyzers in the Test and Measurement segment. When the terms of a contract include the transfer of multiple products, each distinct product is identified as a separate performance obligation. Generally, satisfaction occurs when control of the promised goods is transferred to the customer in exchange for consideration in an amount for which we expect to be entitled.  Generally, control is transferred when legal title of the asset moves from the Company to the customer. We sell our products to a customer based on a purchase order, and the shipping terms per each individual order are primarily used to satisfy the single performance obligation. However, in order to determine control has transferred to the customer, the Company also considers:

•	when the Company has a present right to payment for the asset
•	when the Company has transferred physical possession of the asset to the customer
•	when the customer has the significant risks and rewards of ownership of the asset
•	when the customer has accepted the asset

Software

Arrangements involving licenses of software in the Embedded Solutions segment may involve multiple performance obligations, most notably subsequent releases of the software. The Company has concluded that each software release in a multiple deliverable arrangement in the Embedded Solutions segment is a distinct performance obligation and, accordingly, transaction price is allocated to each release when the customer obtains control of the software.

Performance obligations that are not distinct at contract inception are combined. Specifically, with the Company’s sales of software, contracts that include customization may result in the combination of the customization services with the license as one distinct performance obligation and recognized over time. The duration of these performance obligations are typically one year or less.

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

Services

Arrangements involving calibration and repair services in the Company’s Test and Measurement segment are generally considered a single performance obligation and are recognized as the services are rendered.

Shipping and Handling

Shipping and handling activities performed after the customer obtains control are accounted for as fulfillment activities and recognized as cost of revenues.

Significant Judgments

For the Company’s more complex software and services arrangements significant judgment is required in determining whether licenses and services are distinct performance obligations that should be accounted for separately, or, are not distinct, and thus accounted for together. Further, in cases where we determine that performance obligations should be accounted for separately, judgement is required to determine the standalone selling price for each distinct performance obligation.

Certain of the Company shipments include a limited return right. In accordance with Topic 606 the Company recognizes revenue net of expected returns.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Contract assets are recorded in prepaid expenses and other current assets and are $484 and $162 as of March 31, 2018 and December 31, 2017 (as adjusted), respectively. The increase in contract assets from December 31, 2017 is due to contract assets recognized in the current period. Deferred revenue is $808 and $371 as of March 31, 2018 and December 31, 2017 (as adjusted), respectively. Revenue recognized in the current period that was included in the opening deferred revenue balance was $163.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location for each of our segments as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended March 31, 2018
Total Net Revenues by Revenue Type	Network Solutions	Test and Measurement	Embedded Solutions	Total
RF Solutions	$5,511	$-	$-	$5,511
Noise Generators and Components	-	1,499	-	1,499
Power Meters and Analyzers	-	1,980	-	1,980
Signal Processing Hardware	-	-	2,906	2,906
Software Licenses	-	-	483	483
Services	-	284	601	885
Total Net Revenue	$5,511	$3,763	$3,990	$13,264
12

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

Total Net Revenues By Geographic Areas	Network Solutions	Test and Measurement	Embedded Solutions	Total
Americas	$4,159	$2,515	$1,423	$8,097
EMEA	941	449	2,370	3,760
APAC	411	799	197	1,407
Total Net Revenue	$5,511	$3,763	$3,990	$13,264

	Three Months Ended March 31, 2017
Total Net Revenues By Revenue Type	Network Solutions	Test and Measurement	Embedded Solutions	Total
RF Solutions	$5,515	$-	$-	$5,515
Noise Generators and Components	-	1,217	-	1,217
Power Meters and Analyzers	-	1,536	-	1,536
Signal Processing Hardware	-	-	382	382
Software Licenses	-	-	85	85
Services	-	284	530	814
Total Net Revenue	$5,515	$3,037	$997	$9,549

Total Net Revenues by Geographic Areas	Network Solutions	Test and Measurement	Embedded Solutions	Total
Americas	4,710	1,690	565	6,965
EMEA	572	554	397	1,523
APAC	233	793	35	1,061
Total Net Revenue	5,515	3,037	997	9,549

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets generally consist of income tax receivables, prepaid insurance, prepaid maintenance agreements and the short term portion of debt issuance costs. As of December 31, 2017, prepaid and other current assets included a $3,599 contingent asset representing the fair value of consideration shares issued in connection with the CommAgility acquisition. Under the claw back provision of the Share Purchase Agreement (see Note 5) the consideration shares were forfeited in March 2018 and are no longer outstanding. Accordingly, prepaid expenses and other current assets decreased by $3,599 from December 31, 2017. The forfeited shares are recorded as treasury stock in the condensed consolidated statement of shareholders’ equity as of March 31, 2018.

NOTE 5 – ACQUISITION OF COMMAGILITY

On February 17, 2017, Wireless Telecommunications, Ltd. (the “Acquisition Subsidiary”), a company incorporated in England and Wales which is a wholly owned subsidiary of Wireless Telecom Group, Inc., completed the acquisition of all the issued shares in CommAgility Limited, (“CommAgility”) a company incorporated in England and Wales (the “Acquisition”) from CommAgility’s founders. The Acquisition was completed pursuant to the terms of a Share Purchase Agreement, dated February 17, 2017, and entered into by and among the Company, the Acquisition Subsidiary and the founders. The Company paid $11,318 in cash on acquisition date and issued 3,488 shares of

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

newly issued Company common stock (“Consideration Shares”) with an acquisition date fair value of $6,000. In addition to the acquisition date cash purchase price the sellers were paid an additional $2,500 in the form of deferred purchase price payable in installments beginning in March 2017 through January 2019 and were paid an additional purchase price adjustment based on working capital and cash levels of $1,400. Lastly, the sellers could have earned an additional £10,000 in purchase price if certain financial targets were met for the years ending December 31, 2017 and December 31, 2018. (See Note 1).

Pursuant to the Share Purchase Agreement, 2,093 of the Consideration Shares were subject to forfeiture and return to the Company if (a) 2017 Adjusted EBITDA, as defined, generated by CommAgility is less than £2,400; or (b) 2018 Adjusted EBITDA, as defined, generated by CommAgility is less than £2,400 (in each case as determined by an audit of CommAgility conducted by the accountants of the Acquisition Subsidiary in accordance with the terms of the Share Purchase Agreement). During the three months ended March 31, 2018 all consideration shares were forfeited as the 2017 EBITDA threshold was not achieved. The fair value of these shares of $3,599 is recorded in treasury stock as of March 31, 2018.

The following table summarizes the activity related to contingent consideration and deferred purchase price for the three months ended March 31, 2018:

	Contingent Consideration	Deferred Purchase Price
Balance at December 31, 2017	$630	$1,230
Accretion of Interest	24	-
Payment	-	(811)
Foreign Currency Translation	24	48
Balance as of March 31, 2018	$678	$467

As of March 31, 2018, contingent consideration liability and deferred purchase price are included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

NOTE 6 – INCOME TAXES

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

The effective rate of income tax provision of 13% for the three months ended March 31, 2018 was lower than the statutory rates in the United States and United Kingdom primarily due to research and development deductions in the United Kingdom and non-qualified stock option deductions offset by nondeductible expenses and U.S. state income taxes.

NOTE 7 - INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

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

	For the Three Months Ended March 31,
	2018	2017

Weighted average common shares outstanding	20,644	20,386
Potentially dilutive stock options	989	780

Weighted average common shares outstanding, assuming dilution	21,633	21,166

Common stock equivalents are included in the diluted income (loss) per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

The weighted average number of options to purchase common stock not included in diluted loss per share, because the effects are anti-dilutive, was 0 and 1,413 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 8 – INVENTORIES

Inventory carrying value is net of inventory reserves of $1,732 and $1,856 at March 31, 2018 and December 31, 2017, respectively.

Inventories consist of:	March 31, 2018	December 31, 2017
Raw materials	$3,678	$3,231
Work-in-process	592	631
Finished goods	2,783	2,664
	$7,053	$6,526

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance of $10,598 at March 31, 2018 relates to two of the Company’s reporting units, Microlab ($1,351) and Embedded Solutions ($9,247). Management’s qualitative assessment performed in the fourth quarter of 2017 did not indicate any impairment of Microlab’s goodwill as its fair value was estimated to be in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment.

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

Goodwill consists of the following:

March 31, 2018
Beginning Balance	$10,260
Foreign Currency Translation	338
Ending Balance	$10,598

Intangible assets consist of the following:

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer Relationships	$2,766	$(646)	$268	$2,388
Patents	615	(143)	59	531
Non Compete Agreements	1,107	(436)	100	771
Tradename	629	-	72	701
Total	$5,117	$(1,225)	$499	$4,391

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer Relationships	$2,766	$(494)	$178	$2,450
Patents	615	(109)	39	545
Non Compete Agreements	1,107	(334)	69	842
Tradename	629	-	45	674
Total	$5,117	$(937)	$331	$4,511

Amortization of acquired intangible assets was $287 and $200 for the three months ended March 31, 2018 and 2017, respectively. Amortization of acquired intangible assets is included as part of general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income/(loss).

The estimated future amortization expense related to intangible assets is as follows as of March 31, 2018:

Remainder 2018	$873
2019	1,165
2020	805
2021	754
2022	94
Total	$3,691
16

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

NOTE 10 – DEBT

Debt consists of the following:

March 31, 2018
Revolver at LIBOR Plus Margin	$2,595
Term Loan at LIBOR Plus Margin	608
Total Debt	3,203
Debt Maturing within one year	(2,747)
Non-current portion of long term debt	$456

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

The Company must repay the Term Loan in installments of $38 per quarter due on the first day of each fiscal quarter beginning April 1, 2017 and continuing until the term loan maturity date, on which the remaining balance is due in a final installment. The future principal payments under the term loan are $114 in 2018 and $494 in 2019. The Term Loan and Revolver are both scheduled to mature on November 16, 2019.

The Term and Revolver Loans bear interest at the LIBOR rate plus a margin. The margin on the outstanding balance of the Company’s Term Loans and Revolver Loans were fixed at 3.50% and 3.00% per annum, respectively, through September 30, 2017. Thereafter, the margins were subject to increase or decrease by Lender on the first day of each of the Borrowers’ fiscal quarters based upon the Fixed Charge Coverage Ratio (as defined in the New Credit Facility) as of the most recently ended fiscal quarter falling into three levels. If the Company’s Fixed Charge Coverage Ratio is greater than or equal to 1.25 to 1.00, a margin of 3.25% and 2.75%, respectively, is added to LIBOR rate with a step up to 3.50% and 3.00%, respectively, if the ratio is greater than or equal to 1.00 to 1.00 but less than 1.25 to 1.00 and another step up to 3.75% and 3.25%, respectively, if the ratio is less than 1.00 to 1.00. The Company is also required to pay a commitment fee on the unused commitments under the Revolver at a rate equal to 0.50% per annum and early termination fee of (a) 2% of the Revolver Commitment Amount and Term Loan if termination occurs before the first anniversary of the New Credit Facility or (b) 1% of the Revolver Commitment Amount and Term Loan if termination occurs after the first anniversary of the New Credit Facility but before the second anniversary of the New Credit Facility. The Company’s interest rate plus margin as of March 31, 2018 on the New Credit Facility was 4.75% and 5.25% for the Revolver and Term Loan, respectively. The Company’s interest rate plus margin as of December 31, 2017 on the New Credit Facility was 4.38% and 4.88% for the Revolver and Term Loan, respectively.

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

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

On August 3, 2017 the Company entered into Amendment No. 1 to the New Credit Facility, effective June 30, 2017, which amended the definition of “EBITDA” to exclude the non-cash inventory adjustment of $1,930 recorded during the three months ended June 30, 2017 and to reduce the pledge of equity interests in the Company’s Foreign Subsidiaries from 66 2/3% to 66 1/3%.

As of March 31, 2018, and the date hereof, the Company is in compliance with the covenants of the New Credit Facility.

NOTE 11 - ACCOUNTING FOR SHARE BASED COMPENSATION

The Company’s results for the three months ended March 31, 2018 and 2017 include share-based compensation expense totaling $188 and $301, respectively. Such amounts have been included in the consolidated statement of operations and comprehensive income/loss within operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan:

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2,000 shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1,658 shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of March 31, 2018, there are approximately 2,500 shares available for issuance under the 2012 Plan.

All service-based (time vesting) options granted have ten-year terms from the date of grant and typically vest annually and become fully exercisable after a maximum of five years. However, vesting conditions are determined on a grant by grant basis. Performance-based options granted have ten-year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are approved by the Company’s compensation committee of the Board of Directors. Under the 2012 Plan, options may be granted to purchase shares of the Company’s common stock exercisable only at prices equal to or above the fair market value on the date of the grant.

The following summarizes the components of share-based compensation expense by equity type for the respective periods:

	Three Months Ended March 31
	2018	2017
Service-based Restricted Common Stock	$63	$57
Performance-based Restricted Common Stock	-	5
Performance-based Stock Options	12	59
Service-based Stock Options	113	180
	$188	$301

As of March 31, 2018, $444 of unrecognized compensation costs related to unvested stock options is expected to be recognized over a remaining weighted average period of 2.6 years and $37 of unrecognized compensation costs related to unvested restricted shares is expected to be recognized over a remaining weighted average period of 0.6 years.

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

Restricted Common Stock Awards:

A summary of the status of the Company’s non-vested restricted common stock, granted under the Company’s shareholder approved equity compensation plans, as of March 31, 2018, and changes during the three months ended March 31, 2018, are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2017	159	$1.64
Granted	-	-
Vested and Issued	-	$1.34
Forfeited	-	-
Non-vested as of March 31, 2018	159	$1.64

Performance-Based Stock Option Awards:

A summary of performance-based stock option activity, and related information for the three months ended March 31, 2018 follows:

	Shares	Weighted Average Option Exercise Price per Share
Outstanding as of December 31, 2017	605	$1.21
Granted	-	-
Exercised	(300)	$0.96
Forfeited	-	-
Expired	-	-
Outstanding as of March 31, 2018	305	$1.45

Exercisable at March 31, 2018	20	$0.78

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of March 31, 2018 was $303 and the weighted average remaining contractual life was 7.4 years. The aggregate intrinsic value of performance-based stock options exercisable as of March 31, 2018 was $33 and the weighted average remaining contractual life was 2.7 years. The intrinsic value of options exercised during the three months ended March 31, 2018 was $444.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. As of December 31, 2017, the Company has determined that the performance conditions on 285 options granted in 2013 and later are probable of being achieved by the year ending 2021. The Company’s performance-based stock options granted prior to 2013 (consisting of 20 options) are fully amortized.

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

Service-Based Stock Option Awards:

A summary of service-based stock option activity and related information for the three months ended March 31, 2018 follows:

	Shares	Weighted Average Option Exercise Price per Share
Outstanding as of December 31, 2017	1,815	$1.53
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of March 31, 2018	1,815	$1.53

Exercisable at March 31, 2018	658	$1.42

The aggregate intrinsic value of service-based stock options (regardless of whether or not such options are exercisable) as of March 31, 2018 was $1,660 and the weighted average remaining contractual life was 8.6 years. The aggregate intrinsic value of service-based stock options exercisable as of March 31, 2018 was $675 and the weighted average remaining contractual life was 8.2 years.

NOTE 12 – SEGMENT INFORMATION

The operating businesses of the Company are segregated into three reportable segments: (i) Network Solutions, (ii) Test and Measurement and (iii) Embedded Solutions.

Network Solutions

The Network Solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. Network Solutions designs and manufactures a wide selection of RF passive components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets, particularly for small cell deployments, DAS, the in-building wireless solutions industry and radio base-station market. Network Solutions also offers active solution sets to assist in network timing for tunnels and in-building wireless signaling. Network Solutions external customers include telecommunications service providers, systems integrators, neutral host operators and distributors.

Test and Measurement

The Test and Measurement segment is comprised primarily of the Company’s operations of the Noisecom product line and the operations of its subsidiary, Boonton. Noisecom designs and produces noise generation equipment and instruments, calibrated noise sources, noise modules and diodes. Noise components and instruments are used as a method to provide wide band signals for sophisticated telecommunication and defense applications, and as a stable reference standard for instruments and systems, including radar and satellite communications. Boonton products are also used to test terrestrial and satellite communications, radar and telemetry. Certain power meter products are designed for measuring signals based on wideband modulation formats, allowing a variety of measurements to be made, including maximum power, peak power, average power and minimum power. Customers of the Test and Measurement segment include large defense contractors and the U.S. and foreign governments.

Embedded Solutions

The Embedded Solutions segment is comprised of the operations of CommAgility Limited which was acquired on February 17, 2017. Embedded Solutions supplies signal processing technology for network validation systems supporting LTE and emerging 5G networks. Additionally, this segment licenses, implements and configures LTE PHY layer and stack software for private LTE networks supporting satellite communications, the military and

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

aerospace industries. Customers include wireless communication test equipment companies, defense subcontractors and global technology and services companies.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on income or loss from operations, excluding interest, corporate expenses and other income (expenses).

Financial information by reportable segment for the respective periods is set forth below:

	For the three months ended March 31,
	2018	2017
Net sales by segment:
Network Solutions	$5,511	$5,515
Test and Measurement	3,763	3,037
Embedded Solutions	3,990	997
Total consolidated net sales of reportable segments	$13,264	$9,549

Segment income (loss):
Network Solutions	$813	$908
Test and Measurement	510	25
Embedded Solutions	611	(229)
Income (loss) from reportable segments	1,934	704

Other unallocated amounts:
Corporate expenses	(1,413)	(2,422)
Other (expenses) income - net	(91)	(51)
Consolidated income/(loss) before Income tax provision/(benefit)	$430	$(1,769)

Depreciation and amortization by segment:
Network Solutions	$136	$102
Test and Measurement	175	93
Embedded Solutions	315	219
Total depreciation and amortization for reportable segments	$626	$414

Capital expenditures by segment:
Network Solutions	$78	$84
Test and Measurement	102	66
Embedded Solutions	19	42
Total consolidated capital expenditures by reportable segment	$199	$192
21

WIRELESS TELECOM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, unless otherwise noted)

	March 31,	December 31,
	2018	2017
Total assets by segment:
Network Solutions	$11,046	$10,442
Test and Measurement	6,559	6,163
Embedded Solutions	19,628	21,733
Total assets for reportable segments	37,233	38,338

Corporate assets, principally cash and cash equivalents and deferred income taxes	8,890	8,583
Total consolidated assets	$46,123	$46,921

Consolidated net sales by region were as follows:

	Three Months Ended March 31
	2018	2017
Sales by region
Americas	$8,097	$6,965
Europe, Middle East, Africa (EMEA)	3,760	1,523
Asia Pacific (APAC)	1,407	1,061
Total sales	$13,264	$9,549

Net sales are attributable to a geographic area based on the destination of the product shipment.

The majority of shipments in the Americas are to customers located within the United States. For the three months ended March 31, 2018 and 2017, revenues in the United States for all reportable segments amounted to $7,946 and $6,465, respectively.

Shipments for the three months ended March 31, 2108 to the EMEA region for all reportable segments were largely concentrated in the UK and Luxembourg at $2,261 and $313, respectively. For the three months ended March 31, 2017 shipments were largely concentrated in United Kingdom and Germany amounting to $596 and $212 , respectively.

The largest concentration of shipments in the APAC region is to China. For the three month period ending March 31, 2018 and 2017, shipments to China amounted to $956 and $650, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

There have been no material changes in our commitments and contingencies and risks and uncertainties as of March 31, 2018 from that as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

INTRODUCTION

Highlights from the First Quarter:

•	Net revenues of $13.3 million for the three months ended March 31, 2018, a year over year increase of 38.9% reflecting the inclusion of the new Embedded Solutions segment for a full quarter.

•	Income before taxes of $0.4 million for the three months ended March 31, 2018 compared to a loss before taxes of $1.8 million in the year ago period.

•	New customer orders of $13.9 million for the three months ended March 31, 2018 resulting in an increase in backlog of $0.7 million from December 31, 2017.

•	Cash used from operations of $1.0 million for the three months ended March 31, 2018 due to working capital increases.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Net Revenues (in thousands)

	Three months ended March 31
	Revenue		% of Revenue		Change
	2018	2017	2018	2017	Amount	Pct.
Network Solutions	$5,511	$5,515	41.5%	57.8%	$(4)	-0.1%
Test and Measurement	3,763	3,037	28.4%	31.8%	726	23.9%
Embedded Solutions	3,990	997	30.1%	10.4%	2,993	300.2%
Total net revenues	$13,264	$9,549	100.0%	100.0%	$3,715	38.9%

Net consolidated revenues increased $3.7 million due primarily to the inclusion of the Embedded Solutions segment for a full quarter in 2018 compared to only 43 days in 2017 as well as increased shipments of digital signal processing hardware and the favorable impact of foreign exchange. Test and Measurement segment revenue increased primarily due to higher sales to U.S. government customers as compared to the prior year period. Network Solutions revenue is flat compared to the prior year period.

Gross Profit (in thousands)

	Three months ended March 31
	Gross Profit		Gross Profit %		Change
	2018	2017	2018	2017	Amount	Pct.
Network Solutions	$2,442	$2,461	44.3%	44.6%	$(19)	-0.8%
Test and Measurement	1,845	1,334	49.0%	43.9%	511	38.3%
Embedded Solutions	1,981	538	49.6%	54.0%	1,443	268.2%
Total gross profit	$6,268	$4,333	47.3%	45.4%	$1,935	44.7%
23

Consolidated gross profit for the three months ended March 31, 2018 increased $1.9 million from the prior year period on higher revenues. Gross profit margin increased from 45.4% to 47.3%. Test and Measurement gross profit margin increased from 43.9% to 49.0% as a result of favorable product mix. Network Solution gross profit margin was flat on consistent sales. Embedded Solutions gross profit margin declined from 54.0% to 49.6% due to the higher volume of hardware sales in the three months ended March 31, 2018 as compared to the prior year. Embedded Solutions hardware sales, which have a lower gross profit margin, represented approximately 73% of the Embedded Solutions net revenues in the three months ended March 31, 2018 as compared to 38% of net revenues in the prior year period.

Operating Expenses (in thousands)

	Three months ended March 31,
	Expense		% of Revenue		Change
	2018	2017	2018	2017	Amount	Pct.
Research and Development	$1,157	$1,087	8.7%	11.4%	$70	6.4%
Sales and Marketing	1,910	1,552	14.4%	16.3%	358	23.1%
General and Administrative	2,681	3,412	20.2%	35.7%	(731)	-21.4%
Total Operating Expenses	$5,748	$6,051	43.3%	63.4%	$(303)	-5.0%

Research and development expenses increased modestly from the prior year period as decreases in third party spending in the Test and Measurement and Network Solutions segments were offset by the impact of a full quarter of research and development expense in Embedded Solutions as compared with the 43 day period in the prior year period, in addition to unfavorable foreign exchange impacts.

Sales and marketing expenses increased $0.4 million over the prior year period primarily due to increased sales headcount specifically in the US as well as the full quarter of sales and marketing expenses in the Embedded Solutions segment.

General and administrative expenses decreased $0.7 million due to acquisition and closing expenses associated with the CommAgility acquisition that were incurred in the three months ended March 31, 2017 of approximately $1.2 million. The decrease year over year of acquisitions expense was offset by a full quarter of general and administrative expenses in the Embedded Solutions segment.

Interest Expense

Interest expense increased $43 thousand as we realized a full quarter of cash interest expense associated with our new credit facility and amortization of capitalized debt issuance costs in the three months ended March 31, 2018 versus the 43 day period in 2017.

Taxes

For the three months ended March 31, 2018 the Company recorded tax expense of $56 thousand due primarily to income generated from the Company’s operations. In the prior year period the Company recorded a tax benefit of $0.5 million due to losses generated from the Company’s operations.

Net Income

For the three months ended March 31, 2018, the Company realized net income of $0.4 million or $.02 per share on a basic and diluted basis, as compared to a net loss of $1.2 million or $.06 loss per share on a basic and diluted basis for the three months ended March 31, 2017. The increase in net income year over year was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We expect our existing cash balance, cash generated by operations and borrowings available under our New Credit Facility (as described in Note 10) to be our primary sources of short-term liquidity, and we believe these sources will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Cash and cash equivalents decreased from $2.5 million at December 31, 2017 to $2.2 million primarily due to the cash used by operating activities, capital expenditures and payment of deferred purchase price related to the CommAgility acquisition, offset by cash generated by our borrowings under our New Credit Facility. As of March 31, 2018, substantially all of our cash and cash equivalents are held outside the United States. The asset based Revolver under our Credit Facility is secured by the Company’s U.S. assets. Income taxes have been provided on foreign earnings such that there would be no significant income tax expense to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiary.

Operating Activities

Cash used by operating activities was $1.0 million for the three months ended March 31, 2018 which is flat with the prior year period. During the three months ended March 31, 2018 changes in our operating assets and liabilities resulted in a net decrease in cash of $2.2 million primarily due to increase in accounts receivable, inventory and prepaids and other current assets. The increase in working capital was offset by positive income from operations. During the three months ended March 31, 2017, cash used by operations was primarily due to the operating loss incurred in the period.

Investing Activities

Cash used by investing activities was $1.0 million for the three months ended March 31, 2018 and was primarily comprised of capital expenditures and payment of deferred purchase price for the CommAgility acquisition. For the three months ended March 31, 2017 cash used by investing activities was $8.8 million and was primarily related to the cash purchase price of the CommAgility acquisition.

Financing Activities

Cash provided by financing activities was $1.7 million for the three months ended March 31, 2018 as compared to cash provided of $2.5 million for the three months ended March 31, 2017. The decrease from the prior year is primarily due to the receipt of cash from the Term Loan under the New Credit Facility in the prior year period.

As of March 31, 2018, future minimum lease payments related to the Company’s facility lease and equipment leases are shown below (purchase obligations consist of inventory that arises in the normal course of business operations) (in thousands):

	Total	Remaining 2018	2019	2020	2021	2022	Thereafter
Facility Leases	$2,467	$409	$513	$460	$474	$488	$123
Purchase Obligations	7,888	7,888	-	-	-	-	-
Operating and Equipment Leases	212	41	54	54	54	9	-
	$10,567	$8,338	$567	$514	$528	$497	$123

The Company may pursue strategic opportunities, including potential acquisitions, mergers, divestitures or other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods. In order to fund such activities, the Company may need to incur additional debt or issue additional securities if market conditions are favorable. However, there can be no certainty that such funding will be available in needed quantities on terms favorable to the Company or at all.

The Company believes that its financial resources from working capital and availability under the asset-based Revolver are adequate to meet its current needs. The Company expects the cash flow of CommAgility to fund the deferred purchase price and contingent consideration liabilities related to the CommAgility acquisition. However, should current global economic conditions deteriorate, additional working capital funding may be required which may be difficult to obtain due to restrictive credit markets and covenants of our New Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

EFFECTS OF INFLATION AND CHANGING PRICES

The Company does not anticipate that inflation or other expected changes in prices will significantly impact its business.

Critical Accounting Policies

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2017 Form 10-K, except for adoption of Topic 606 which is described in Note 2.

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our sources of short-term liquidity and our belief that these sources will be sufficient to meet our liquidity needs for at least the next 12 months; that financial resources from working capital and our availability under the asset-based revolver are adequate to meet our current needs; and that cash flow from CommAgility will fund the deferred purchase price and contingent consideration. These statements involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our property rights, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, our ability to manage risks related to our information technology and cyber security, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and elsewhere in this Quarterly Report on Form 10-Q. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2017 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in the legal proceedings as previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2016, Commission File No. 011-11916)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed on May 9, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: May 9, 2018
	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated: May 9, 2018
	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer
28

EXHIBIT INDEX

Exhibits Number No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed on May 9, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
29