Form 10-Q
period 2018-06-30
WIRELESS TELECOM GROUP INC
filed 2018-08-09
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 1-11916

WIRELESS TELECOM GROUP, INC.

(Exact name of Registrant as specified in its charter)

New Jersey	22-2582295
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

25 Eastmans Road, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of July 31, 2018: 20,979,651

1

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30	December 31
	2018	2017
	(Unaudited)
CURRENT ASSETS
Cash & cash equivalents	$2,635	$2,458
Accounts receivable - net of reserves of $66 and $44, respectively	10,979	9,041
Inventories - net of reserves of $1,661 and $1,856, respectively	7,565	6,526
Prepaid expenses and other current assets	1,358	4,733
TOTAL CURRENT ASSETS	22,537	22,758

PROPERTY PLANT AND EQUIPMENT - NET	2,760	2,730

OTHER ASSETS
Goodwill	10,066	10,260
Acquired Intangible Assets, net	3,864	4,511
Deferred income taxes	6,146	5,939
Other	647	723
TOTAL OTHER ASSETS	20,723	21,433

TOTAL ASSETS	$46,020	$46,921

CURRENT LIABILITIES
Short term debt	$2,583	$1,335
Accounts payable	4,007	4,109
Accrued expenses and other current liabilities	5,133	2,894
Deferred Revenue	376	629
TOTAL CURRENT LIABILITIES	12,099	8,967

LONG TERM LIABILITIES
Long term debt	418	494
Other long term liabilities	98	1,590
Deferred Tax Liability	1,033	767
TOTAL LONG TERM LIABILITIES	1,549	2,851

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 34,168,252 and 33,868,252 shares issued, 20,979,651 and 22,772,167 shares outstanding	342	339
Additional paid in capital	48,127	47,494
Retained earnings	7,791	7,176
Treasury stock at cost, 13,188,601 and 11,096,085 shares, respectively	(24,509)	(20,910)
Accumulated Other Comprehensive Income	621	1,004
TOTAL SHAREHOLDERS’ EQUITY	32,372	35,103

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,020	$46,921

See accompanying Notes to Condensed Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
NET REVENUES	$13,414	$11,933	$26,678	$21,482

COST OF REVENUE	7,244	8,589	14,239	13,805

GROSS PROFIT	6,170	3,344	12,439	7,677

Operating Expenses
Research and Development	1,313	1,130	2,469	2,217
Sales and Marketing	1,933	1,663	3,844	3,215
General and Administrative	2,678	2,821	5,311	6,233
Loss on change in fair value of contingent consideration	213	-	213	-
Total Operating Expenses	6,137	5,614	11,837	11,665

Operating income/(loss)	33	(2,270)	602	(3,988)

Other income/(expense)	33	(2)	(13)	(3)
Interest Expense	(141)	(110)	(234)	(159)

(Loss)/Income before taxes	(75)	(2,382)	355	(4,150)

Tax Provision/(Benefit)	105	(1,012)	161	(1,551)

Net (Loss)/Income	$(180)	$(1,370)	$194	$(2,599)

Other Comprehensive (Loss)/Income:
Foreign currency translation adjustments	(963)	635	(383)	576
Comprehensive (Loss)	$(1,143)	$(735)	$(189)	$(2,023)

Net (Loss)/Income per common share:
Basic	$(0.01)	$(0.07)	$0.01	$(0.13)
Diluted	$(0.01)	$(0.07)	$0.01	$(0.13)

Weighted average shares outstanding:
Basic	20,864,428	19,765,101	20,755,027	19,577,271
Diluted	20,864,428	19,765,101	21,510,539	19,577,271

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Condensed Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Six Months
	Ended June 30
	2018	2017
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$194	$(2,599)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,237	1,059
Amortization of debt issuance fees	39	29
Share-based compensation expense	348	284
Deferred rent	7	13
Deferred income taxes	88	(1,492)
Provision for (recovery of) doubtful accounts	22	(4)
Inventory reserves	45	1,278
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(2,090)	658
Inventories	(1,101)	1,005
Prepaid expenses and other assets	(154)	84
Accounts payable	(50)	(771)
Accrued expenses and other liabilities	1,611	945
Net cash provided by operating activities	196	489

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital expenditures	(583)	(318)
Proceeds from asset disposal	-	7
Acquisition of business net of cash acquired	(811)	(8,842)
Net cash (used) by investing activities	(1,394)	(9,153)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Revolver borrowings	19,721	15,794
Revolver repayments	(18,473)	(14,272)
Term loan borrowings	-	760
Term loan repayments	(76)	(38)
Debt issuance fees	-	(215)
Proceeds from exercise of stock options	288	38
Net cash provided by financing activities	1,460	2,067
Effect of exchange rate changes on cash and cash equivalents	(85)	61
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	177	(6,536)

Cash and cash equivalents, at beginning of period	2,458	9,351
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,635	$2,815

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$78	$73
Cash paid during the period for income taxes	$24	$34

See accompanying Notes to Condensed Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2017	33,868,252	$339	$47,494	$7,176	$(20,910)	$1,004	$35,103

Adoption of Accounting Standard	-	-	-	421	-	-	421

Adjusted Opening Equity	33,868,252	$339	$47,494	$7,597	$(20,910)	$1,004	$35,524

Net Income/(Loss)	-	-	-	194	-	-	194

Issuance of shares in connection with stock options exercised	300,000	3	285	-	-	-	288

Forfeiture of shares issued in connection with CommAgility acquistion	-	-	-	-	(3,599)	-	(3,599)

Share-based compensation expense	-	-	348	-	-	-	348

Cumulative translation adjustment	-	-	-	-	-	(383)	(383)

Balances at June 30, 2018	34,168,252	$342	$48,127	$7,791	$(24,509)	$621	$32,372

See accompanying Notes to Condensed Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Summary of Significant Accounting Principles and Policies

Basis of Presentation and Preparation

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), is a global designer and manufacturer of advanced radio frequency (“RF”) and microwave components, modules, systems and instruments and currently markets its products and services worldwide under the Boonton, Microlab, Noisecom and CommAgility brands. Serving the wireless, telecommunication, satellite, military, aerospace, and semiconductor industries, Wireless Telecom Group products enable innovation across a wide range of traditional and emerging wireless technologies. With a unique set of high-performance products including peak power meters, signal analyzers, signal processing modules, long-term evolution (“LTE”) physical layer (“PHY”) and stack software, power splitters and combiners, global positioning system (“GPS”) repeaters, public safety monitors, noise sources, and programmable noise generators, Wireless Telecom Group supports the development, testing, and deployment of wireless technologies around the globe.

The Condensed Consolidated Balance Sheet as of June 30, 2018, the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended June 30, 2018 and 2017, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and the Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2018 have been prepared by the Company without audit. The Condensed Consolidated Financial Statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, Noisecom, and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”). All intercompany transactions and balances have been eliminated in consolidation.

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

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements included in its annual report on Form 10-K for the year ended December 31, 2017. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been reduced for interim periods in accordance with SEC rules.

The results of operations for the three and six months period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at the weighted average spot rate for the periods presented. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income in the Condensed Consolidated Statement of Shareholders’ Equity. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the Company’s functional currency, are included in the Consolidated Statements of Operations and Comprehensive Income/(Loss).

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

For the three and six months ended June 30, 2018, one customer accounted for approximately 25% and 21% of the Company’s consolidated revenues, respectively. For the three and six months ended June 30, 2017, one customer accounted for approximately 16% and 11% of the Company’s consolidated revenues, respectively. At June 30, 2018, one customer exceeded 10% of consolidated gross accounts receivable at 32%. At December 31, 2017, two customers exceeded 10% of consolidated gross accounts receivable at 18% and 11%, respectively.

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

Contingent Consideration

Under the terms of the CommAgility Share Purchase Agreement the Company may be required to pay additional purchase price if certain financial targets are achieved for the years ending December 31, 2017 and December 31, 2018 (“CommAgility Earn-Out”). The financial targets for 2017 were not achieved therefore there was no earn-out payment made in the six months ended June 30, 2018. As of December 31, 2017, the Company estimated the fair value of the contingent consideration remaining to be paid based on the 2018 financial results to be $0.6 million. The Company is required to reassess the fair value of the contingent consideration at each reporting period.

The significant inputs used in this fair value estimate include CommAgility gross revenues and Adjusted EBITDA, as defined, scenarios for the earn-out periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome. The estimated outcome is then discounted based on individual risk analysis of the liability. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of CommAgility or changes in the future, may result in different estimated amounts.

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended June 30, 2018 the Company recorded a loss on change in fair value of contingent consideration liability of $0.2 million as a result of the improved financial forecast at CommAgility as compared to prior estimates. As of June 30, 2018, the Company’s contingent consideration liability has been estimated at $0.9 million and is recorded in other current liabilities in the accompanying condensed consolidated balance sheet. The Company will satisfy this obligation, if ultimately earned by the CommAgility sellers, with a cash payment to the sellers of CommAgility upon the achievement of the financial targets for 2018. The contingent consideration liability is considered a Level 3 fair value measurement.

Subsequent Events

Management has evaluated subsequent events and determined that there were no subsequent events or transactions requiring recognition or disclosure in the Condensed Consolidated Financial Statements, and the notes thereto, through the date the financial statements were issued.

NOTE 2 – Accounting Pronouncements

Recently Adopted Accounting Standards

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), using the “modified retrospective” method, meaning the standard is applied only to the most current period presented in the financial statements.  Furthermore, we elected to apply the standard only to those contracts which were not completed as of the date of the adoption. Results for reporting periods beginning on the date of adoption are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with accounting standards in effect for those periods (see Note 3).

Upon adoption, a cumulative effect adjustment of $0.4 million was made and the impact resulted in an increase to the January 1, 2018 opening balance of retained earnings. The adjustment was based on customer-specific contracts in effect at December 31, 2017 and reflects revenue that would have been recognized in 2018 in accordance with Accounting Standard Codification (“ASC”) Topic 605, Revenue Recognition, and Subtopic 985, Software, collectively referred to as “Topic 605”. The beginning balance of deferred revenue decreased by $0.3 million representing amounts that were invoiced to customers and not recognized and prepaid and other current assets increased by $0.2 million representing unbilled receivables recognized under Topic 606. Further, accounts receivable increased $0.2 million as the contra accounts receivable balance representing estimated product returns was reclassified to other current liabilities.

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

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following line items in our Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss) for the current reporting period and Condensed Consolidated Balance Sheet as of June 30, 2018 have been provided to reflect both the adoption of Topic 606 as well as a comparative presentation in accordance with Topic 605 previously in effect (dollars in thousands):

	Three Months Ended June 30, 2018

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)	As Reported (in Accordance with ASC Topic 606)	Balances Without Adoption of ASC Topic 606	Impact of Adoption Higher/(Lower)

Net revenues	$13,414	$13,414	$-
Operating income	33	33	-
Net income/(loss)	(180)	(180)	-

	Six Months Ended June 30, 2018

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)	As Reported (in Accordance with ASC Topic 606)	Balances Without Adoption of ASC Topic 606	Impact of Adoption Higher/(Lower)

Net revenues	$26,678	$26,372	$306
Operating income	602	296	306
Net income/(loss)	194	(112)	306

	As of June 30, 2018

CONDENSED CONSOLIDATED BALANCE SHEET	As Reported (in Accordance with ASC Topic 606)	Balances Without Adoption of ASC Topic 606	Impact of Adoption Higher/(Lower)

CURRENT ASSETS
Prepaid expenses and other current assets	$1,358	$1,358	-
CURRENT LIABILITIES
Deferred revenue	376	1,081	(705)
SHAREHOLDERS’ EQUITY
Retained earnings	32,372	32,066	306

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard on January 1, 2018 and will apply the standard to any future business combinations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments, to address some questions about the presentation and classification of certain cash receipts and payments in the statement of cash flows. The update addresses eight specific issues, including contingent consideration payments made after a business combination, distribution received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company adopted this standard on January 1, 2018, and it had no material impact on our financial statements.

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

The Company is currently evaluating its population of leases which includes its current operating leases included in its commitment schedules as well as any embedded leases. The Company does anticipate recognition of additional assets and corresponding liabilities related to leases upon adoption, but has not yet quantified these at this time. The Company is continuing to asses all potential impacts of ASU 2016-02, including ASU 2018-10 Codification Improvements to Topic 842, Leases. During the continued assessment, the Company may identify additional impacts this ASU will have on its financial statements and related disclosures. The Company plans to adopt the standard effective January 1, 2019 but has not selected a transitional method and it is reviewing all practical expedients.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of ASC Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company does not expect the adoption of this standard to have a material impact on our financial statements.

NOTE 3 – Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 95% of the Company’s total revenue for the three and six months ended June 30, 2018.

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
11

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Certain of the Company’s shipments include a limited return right. In accordance with Topic 606 the Company recognizes revenue net of expected returns.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Contract assets are recorded in prepaid expenses and other current assets and are $0.3 million and $0.2 million as of June 30, 2018 and December 31, 2017 (as adjusted), respectively. The increase in contract assets from December 31, 2017 is due to contract assets recognized in the current period. Deferred revenue is $0.4 million and $0.3 million as of June 30, 2018 and December 31, 2017 (as adjusted), respectively.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location for each of our segments as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (dollars in thousands).

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Network Solutions	Test and Measurement	Embedded Solutions	Total	Network Solutions	Test and Measurement	Embedded Solutions	Total
Total Net Revenues by Revenue Type
Passive RF Components	$5,636	$-	$-	$5,636	$11,147	$-	$-	$11,147
Noise Generators and Components	-	1,588	-	1,588	-	3,087	-	3,087
Power Meters and Analyzers	-	1,574	-	1,574	-	3,554	-	3,554
Signal Processing Hardware	-	-	3,555	3,555	-	-	6,461	6,461
Software Licenses	-	-	28	28	-	-	511	511
Services	-	372	661	1,033	-	656	1,262	1,918
Total Net Revenue	$5,636	$3,534	$4,244	$13,414	$11,147	$7,297	$8,234	$26,678

Total Net Revenues by Geographic Areas
Americas	$4,978	$2,242	$762	$7,982	$9,137	$4,757	$2,185	$16,079
EMEA	491	514	3,480	4,485	1,432	963	5,850	8,245
APAC	167	778	2	947	578	1,577	199	2,354
Total Net Revenue	$5,636	$3,534	$4,244	$13,414	$11,147	$7,297	$8,234	$26,678

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Network Solutions	Test and Measurement	Embedded Solutions	Total	Network Solutions	Test and Measurement	Embedded Solutions	Total
Total Net Revenues by Revenue Type
Passive RF Components	$5,617	$-	$-	$5,617	$11,133	$-	$-	$11,133
Noise Generators and Components	-	1,598	-	1,598	-	2,815	-	2,815
Power Meters and Analyzers	-	1,470	-	1,470	-	3,006	-	3,006
Signal Processing Hardware	-	-	1,971	1,971	-	-	2,353	2,353
Software Licenses	-	-	76	76	-	-	161	161
Services	-	248	953	1,201	-	531	1,483	2,014
Total Net Revenue	$5,617	$3,316	$3,000	$11,933	$11,133	$6,352	$3,997	$21,482

Total Net Revenues by Geographic Areas
Americas	$4,762	$2,485	$1,047	$8,294	$9,473	$4,174	$1,612	$15,259
EMEA	735	414	1,949	3,098	1,307	968	2,346	4,621
APAC	120	417	4	541	353	1,210	39	1,602
Total Net Revenue	$5,617	$3,316	$3,000	$11,933	$11,133	$6,352	$3,997	$21,482
13

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally consist of income tax receivables, prepaid insurance, prepaid maintenance agreements and the short-term portion of debt issuance costs. As of December 31, 2017, prepaid and other current assets included a $3.6 million contingent asset representing the fair value of consideration shares issued in connection with the CommAgility acquisition. Under the claw back provision of the Share Purchase Agreement (see Note 5) the consideration shares were forfeited in March 2018 and are no longer outstanding. Accordingly, prepaid expenses and other current assets decreased by $3.6 million from December 31, 2017. The forfeited shares are recorded as treasury stock in the condensed consolidated statement of shareholders’ equity as of June 30, 2018.

NOTE 5 – Acquisition of CommAgility

On February 17, 2017, Wireless Telecommunications, Ltd. (the “Acquisition Subsidiary”), a company incorporated in England and Wales which is a wholly owned subsidiary of Wireless Telecom Group, Inc., completed the acquisition of all the issued shares in CommAgility from CommAgility’s founders. The Acquisition was completed pursuant to the terms of a Share Purchase Agreement, dated February 17, 2017, and entered into by and among the Company, the Acquisition Subsidiary and the founders. The Company paid $11.3 million in cash on acquisition date and issued 3,487,528 shares of newly issued Company common stock (“Consideration Shares”) with an acquisition date fair value of $6.0 million. In addition to the acquisition date cash purchase price the sellers were paid an additional $2.5 million in the form of deferred purchase price payable in installments beginning in March 2017 through January 2019 and were paid an additional purchase price adjustment based on working capital and cash levels of $1.4 million. Lastly, the sellers could have earned an additional £10.0 million in purchase price if certain financial targets were met for the years ending December 31, 2017 and December 31, 2018. (See Note 1).

Pursuant to the Share Purchase Agreement, 2,092,516 of the Consideration Shares were subject to forfeiture and return to the Company if (a) 2017 Adjusted EBITDA, as defined, generated by CommAgility is less than £2.4 million; or (b) 2018 Adjusted EBITDA, as defined, generated by CommAgility is less than £2.4 million (in each case as determined by an audit of CommAgility conducted by the accountants of the Acquisition Subsidiary in accordance with the terms of the Share Purchase Agreement). During the six months ended June 30, 2018 all consideration shares were forfeited as the 2017 EBITDA threshold was not achieved. The fair value of these shares of $3.6 million is recorded in treasury stock as of June 30, 2018.

The following table summarizes the activity related to contingent consideration and deferred purchase price for the three and six months ended June 30, 2018 (dollars in thousands):

	Contingent Consideration	Deferred Purchase Price
Balance at December 31, 2017	$630	$1,230
Accretion of Interest	96	-
Payment	-	(811)
Fair Value Adjustment	213	-
Foreign Currency Translation	(17)	21
Balance as of June 30, 2018	$922	$440

As of June 30, 2018, the contingent consideration liability and deferred purchase price are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The effective rate of income tax provision of 45.2% for the six months ended June 30, 2018 was higher than the statutory rates in the United States and United Kingdom primarily due to the impact of global intangible low-taxed income or “GILTI” related to our controlled foreign corporation offset by research and development deductions in the UK and non-qualified stock option deductions in the U.S.

NOTE 7 - Income/(Loss) per Common Share

Basic earnings per share is calculated by dividing income/(loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing income/(loss) available to common shareholders by the weighted-average number of common shares outstanding for the period and, when dilutive, potential shares from stock options using the treasury stock method, unvested restricted shares and the weighted-average number of restricted stock units outstanding for the period. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Weighted-average common shares outstanding	20,864,428	19,765,101	20,755,027	19,577,271
Potentially dilutive shares	736,469	175,212	755,512	239,051
Weighted-average common shares outstanding, assuming dilution	21,600,897	19,940,313	21,510,539	19,816,322

Common stock equivalents are included in the diluted income/(loss) per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

For the three and six month period ended June 30, 2018 the option exercise price of all outstanding options was lower than the average market price thus included in the potentially dilutive shares in the table above. The weighted-average number of options to purchase common stock not included in diluted loss per share, because the effects are anti-dilutive, was 513,722 and 271,519 for the three and six months ended June 30, 2017 respectively.

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – Inventories

Inventory carrying value is net of inventory reserves of $1.7 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively.

Inventories consist of:

	June 30, 2018	December 31, 2017
Raw materials	$3,960	$3,231
Work-in-process	838	631
Finished goods	2,767	2,664
	$7,565	$6,526

NOTE 9 – Goodwill and Intangible Assets

The Company’s goodwill balance of $10.1 million at June 30, 2018 relates to two of the Company’s reporting units, Network Solutions ($1.4 million) and Embedded Solutions ($8.7 million). Management’s qualitative assessment performed in the fourth quarter of 2017 did not indicate any impairment of goodwill as each reporting units fair value was estimated to be in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment.

Goodwill consists of the following (dollars in thousands):

Beginning Balance at December 31	$10,260
Foreign Exchange Translation	(194)
Ending Balance at June 30	$10,066

Intangible assets consist of the following (dollars in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer Relationships	$2,766	$(796)	$136	$2,106
Patents	615	(177)	30	468
Non-Compete Agreements	1,107	(536)	59	630
Tradename	629	-	31	660
Total	$5,117	$(1,509)	$256	$3,864

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer Relationships	$2,766	$(494)	$178	$2,450
Patents	615	(109)	39	545
Non-Compete Agreements	1,107	(334)	69	842
Tradename	629	-	45	674
Total	$5,117	$(937)	$331	$4,511

Amortization of acquired intangible assets was $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively. Amortization of acquired intangible assets is included as part of general and administrative

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

The estimated future amortization expense related to intangible assets is as follows as of June 30, 2018 (dollars in thousands):

Remainder 2018	$549
2019	1,098
2020	759
2021	710
2022	88
Total	$3,204

NOTE 10 – Debt

Debt consists of the following (in thousands):

June 30, 2018
Revolver at LIBOR Plus Margin	$2,431
Term Loan at LIBOR Plus Margin	570
Total Debt	3,001
Debt Maturing within one year	(2,583)
Non-current portion of long term debt	$418

In connection with the acquisition of CommAgility, the Company entered into a Credit Agreement with Bank of America, N.A. (the “Lender”) on February 16, 2017 (the “Credit Facility”), which provided for a term loan in the aggregate principal amount of $0.8 million (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the Credit Facility), of up to a maximum availability of $9.0 million (“Revolver Commitment Amount”). The borrowing base is calculated as 85% of eligible accounts receivable and inventory, as defined, subject to certain caps and limits. The borrowing base is calculated on a monthly basis. The proceeds of the term loan and revolver were used to finance the acquisition of CommAgility.

In connection with the issuance of the Credit Facility, the Company paid lender and legal fees of $0.2 million which were primarily related to the Revolver and are capitalized and presented as other current and non-current assets in the Condensed Consolidated Balance Sheets. These costs are recognized as additional interest expense over the term of the related debt instrument using the straight line method.

The Company must repay the Term Loan in installments of $38,000 per quarter due on the first day of each fiscal quarter beginning April 1, 2017 and continuing until the term loan maturity date, on which the remaining balance is due in a final installment. The future principal payments under the term loan are $0.1 million in 2018 and $0.5 million in 2019. The Term Loan and Revolver are both scheduled to mature on November 16, 2019.

The Term and Revolver Loans bear interest at the LIBOR rate plus a margin. The margin on the outstanding balance of the Company’s Term Loans and Revolver Loans were fixed at 3.50% and 3.00% per annum, respectively, through September 30, 2017. Thereafter, the margins were subject to increase or decrease by Lender on the first day of each of the Borrowers’ fiscal quarters based upon the Fixed Charge Coverage Ratio (as defined in the Credit Facility) as of the most recently ended fiscal quarter falling into one of three levels. If the Company’s Fixed Charge Coverage Ratio is greater than or equal to 1.25 to 1.00, a margin of 3.25% and 2.75%, respectively, is added to LIBOR rate with a step up to 3.50% and 3.00%, respectively, if the ratio is greater than or equal 1.00 to 1.00 but less than 1.25 to 1.00 and another step up to 3.75% and 3.25%, respectively, if the ratio is less than 1.00 to 1.00. The Company is also required to pay a commitment fee on the unused commitments under the Revolver at a rate equal to 0.50% per annum and early termination fee of (a) 2% of the Revolver Commitment Amount and Term Loan if termination occurs before the first anniversary of the Credit Facility or (b) 1% of the Revolver Commitment Amount and Term Loan if termination occurs after the first anniversary of the Credit Facility but before the second anniversary of the Credit

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Facility. The Company’s interest rate plus margin as of June 30, 2018 on the Credit Facility was 4.88% and 5.38% for the Revolver and Term Loan, respectively. The Company’s interest rate plus margin as of December 31, 2017 on the Credit Facility was 4.38% and 4.88% for the Revolver and Term Loan, respectively.

The Credit Facility is secured by liens on substantially all of the Company’s and its domestic subsidiaries’ assets including a pledge of 66 1/3% of the equity interests in the Company’s Foreign Subsidiaries (as defined in the Credit Facility). The Credit Facility contains customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. Events of default under the Credit Facility include but are not limited to: failure to pay obligations when due, breach or failure of any covenant, insolvency or bankruptcy, materially misleading representations or warranties, occurrence of a Change in Control (as defined) or occurrence of conditions that have a Material Adverse Effect (as defined).

On August 3, 2017 the Company entered into Amendment No. 1 to the Credit Facility, effective June 30, 2017, which amended the definition of “EBITDA” to exclude the non-cash inventory adjustment of $1.9 million recorded during the three months ended June 30, 2017 and to reduce the pledge of equity interests in the Company’s Foreign Subsidiaries from 66 2/3% to 66 1/3%.

As of June 30, 2018, and the date hereof, the Company is in compliance with the covenants of the Credit Facility.

NOTE 11 - Accounting for Share-based Compensation

The Company’s results for the three and six month period ended June 30, 2018 includes $0.2 million and $0.3 million related to share-based compensation expense, respectively.  Such amounts have been included in the Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan:

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of June 30, 2018, there are approximately 2.3 million shares available for issuance under the 2012 Plan.

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

As of June 30, 2018, $0.4 million of unrecognized compensation costs related to unvested stock options is expected to be recognized over a remaining weighted average period of 2.5 years and $0.3 million of unrecognized compensation costs related to unvested restricted stock awards/units is expected to be recognized over a remaining weighted-average period of 1.0 years.

Restricted Common Stock Awards:

A summary of the status of the Company’s non-vested restricted common stock awards, granted under the Company’s shareholder approved equity compensation plans, as of June 30, 2018, and changes during the six months ended June 30, 2018, are presented below:

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of December 31	159,207	$1.64
Granted	-	-
Vested and Issued	(151,042)	$1.64
Forfeited	-	-
Non-vested as of June 30	8,165	$1.55

Restricted Stock Units:

On June 5, 2018 the Company granted 25,000 Restricted Stock Units (“RSU”) to each of our five independent board members under the 2012 Plan. Each RSU represents the Company’s obligation to issue one share of the Company’s common stock subject to the RSU award agreement and 2012 Plan. The grant date fair value was $2.25 per share and the RSU’s vest on the day before the first anniversary of the grant date or, if earlier, the effective date of a separation of service due to death or disability, provided the board member has rendered continuous service to the Company as a member of the board of directors from grant date to vesting date. Once vested the RSU will be settled by delivery of shares to the board member no later than 30 days following: (1) the third anniversary of the grant date, (2) separation from service following, or coincident with, a vesting date, or (3) a change in control.

A summary of restricted stock unit activity for the six months ended June 30, 2018 follows:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of December 31	-	-
Granted	125,000	$2.25
Vested	-	-
Forfeited	-	-
Non-vested as of June 30	125,000	$2.25
19

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Performance-Based Stock Option Awards:

A summary of performance-based stock option activity, and related information for the six months ended June 30, 2018 follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31	605,000	$1.21
Granted	-	-
Exercised	(300,000)	$0.96
Forfeited	-	-
Expired	-	-
Outstanding as of June 30	305,000	$1.45

Exercisable at June 30	20,000	$0.78

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of June 30, 2018 was $0.2 million and the weighted-average remaining contractual life was 7.1 years. The aggregate intrinsic value of performance-based stock options exercisable as of June 30, 2018 was $28,400 and the weighted-average remaining contractual life was 2.5 years. The intrinsic value of options exercised during the six months ended June 30, 2018 was $0.4 million.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. As of June 30, 2018, the Company has determined that the performance conditions on 285,000 options granted in 2013 and later are probable of being achieved by the year ending 2021. The Company’s performance-based stock options granted prior to 2013 (consisting of 20,000 options) are fully amortized.

Service-Based Stock Option Awards:

A summary of service-based stock option activity and related information for the six months ended June 30, 2018 follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31	1,815,000	$1.53
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30	1,815,000	$1.53

Exercisable at June 30	1,110,833	$1.50

The aggregate intrinsic value of service-based stock options (regardless of whether or not such options are exercisable) as of June 30, 2018 was $1.2 million and the weighted average remaining contractual life was 8.4 years. The aggregate intrinsic value of service-based stock options exercisable as of June 30, 2018 was $0.8 million and the weighted average remaining contractual life was 8.3 years.

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – SEGMENT INFORMATION

The operating businesses of the Company are segregated into three reportable segments: (i) Network Solutions, (ii) Test and Measurement and (iii) Embedded Solutions.

Network Solutions

The Network Solutions segment is comprised primarily of the operations of the Company’s subsidiary, Microlab. Network Solutions designs and manufactures a wide selection of RF passive components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets, particularly for small cell deployments, distributed antenna systems (“DAS”), the in-building wireless solutions industry and radio base-station market. Network Solutions also offers active solution sets to assist in network timing for tunnels and in-building wireless signaling. Network Solutions customers include telecommunications service providers, systems integrators, neutral host operators and distributors.

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

Financial information by reportable segment for the respective periods is set forth below (in thousands):

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net revenue by segment:
Network Solutions	$5,636	$5,617	$11,147	$11,133
Test and Measurement	3,534	3,316	7,297	6,352
Embedded Solutions	4,244	3,000	8,234	3,997

Total consolidated net revenue of reportable segments	$13,414	$11,933	$26,678	$21,482

Segment income/(loss):
Network Solutions	$758	$(330)	$1,571	$578
Test and Measurement	416	(541)	926	(516)
Embedded Solutions	273	75	883	(154)

Income/(loss) from reportable segments	1,447	(796)	3,380	(92)

Other unallocated amounts:
Corporate expenses	(1,414)	(1,473)	(2,778)	(3,896)
Other (expenses) income - net	(108)	(113)	(247)	(162)

Consolidated income/(loss) before Income tax provision/(benefit)	$(75)	$(2,382)	$355	$(4,150)

Depreciation and amortization by segment:
Network Solutions	$172	$104	$309	$204
Test and Measurement	123	95	297	189
Embedded Solutions	316	446	631	666

Total depreciation and amortization for reportable segments	$611	$645	$1,237	$1,059

Capital expenditures by segment:
Network Solutions	$204	$59	$282	$142
Test and Measurement	27	41	129	107
Embedded Solutions	152	27	172	69

Total consolidated capital expenditures by reportable segment	$383	$127	$583	$318
22

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2018	December 31, 2017
Total assets by segment:
Network Solutions	$11,214	$10,442
Test and Measurement	6,522	6,163
Embedded Solutions	18,830	21,733
Total assets for reportable segments	36,566	38,338

Corporate assets, principally cash and cash equivalents and deferred income taxes	9,454	8,583
Total consolidated assets	$46,020	$46,921

Consolidated net sales by region were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Sales by region
Americas	$7,982	$8,294	$16,079	$15,259
Europe, Middle East, Africa (EMEA)	4,485	3,098	8,245	4,621
Asia Pacific (APAC)	947	541	2,354	1,602
Total sales	$13,414	$11,933	$26,678	$21,482

Net sales are attributable to a geographic area based on the destination of the product shipment.

The majority of shipments in the Americas are to customers located within the United States. For the three months ended June 30, 2018 and 2017, revenues in the United States for all reportable segments amounted to $7.8 million and $8.0 million, respectively. For the six months ended June 30, 2018 and 2017, revenue in the United States for all reportable segments amounted to $15.8 million and $14.4 million, respectively.

Shipments for the three months ended June 30, 2018 to the EMEA region for all reportable segments were largely concentrated in the UK and Italy at $3.6 million and $0.2 million, respectively. For the three months ended June 30, 2017 shipments were largely concentrated in UK, Germany and Israel amounting to $2.2 million, $0.3 million and $0.2 million, respectively. Shipments for the six months ended June 30, 2018 to the EMEA region for all reportable segments were largely concentrated in the UK and Luxembourg at $5.9 million and $0.4 million, respectively. For the six months ended June 30, 2017 shipments to the UK, Germany and Israel amounted to $2.8 million, $0.5 million and $0.4 million, respectively.

The largest concentration of shipments in the APAC region is to China. For the three month period ending June 30, 2018 and 2017, shipments to China amounted to $0.5 million and $0.2 million, respectively. For the six month period ending June 30, 2018 and 2017, shipments to China amounted to $1.5 million and $0.9 million, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

There have been no material changes in our commitments and contingencies and risks and uncertainties as of June 30, 2018 from that as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

INTRODUCTION

Highlights from the Second Quarter:

•	Net revenues of $13.4 million for the three months ended June 30, 2018, a year over year increase of 12.4%.

•	Operating income of $33,000 for the three months ended June 30, 2018 including a $213,000 loss on change in fair value of contingent consideration liability due to the improved financial forecast at CommAgility from prior estimates, compared to an operating loss of $2.3 million in the year ago period.

•	Consolidated gross profit of 46% for the three months ended June 30, 2018 as compared to 28% in the year ago period.

•	Net cash provided from operations of $0.2 million for the six months ended June 30, 2018.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Net Revenues (in thousands)

	Three months ended June 30
	Revenue		% of Revenue		Change
	2018	2017	2018	2017	Amount	Pct.
Network Solutions	$5,636	$5,617	42.0%	47.1%	$19	0.3%
Test and Measurement	3,534	3,316	26.4%	27.8%	218	6.6%
Embedded Solutions	4,244	3,000	31.6%	25.1%	1,244	41.5%
Total net revenues	$13,414	$11,933	100.0%	100.0%	$1,481	12.4%

Net consolidated revenues increased $1.5 million due primarily to Embedded Solutions segment net revenue which increased $1.2 million due to increased shipments of digital signal processing hardware. Test and Measurement segment revenue increased primarily due to an increase in government and international orders in 2018 as compared to 2017. Network Solutions revenue is flat compared to the prior year period.

Gross Profit (in thousands)

	Three months ended June 30
	Gross Profit		Gross Profit %		Change
	2018	2017	2018	2017	Amount	Pct.
Network Solutions	$2,468	$1,182	43.8%	21.0%	$1,286	108.9%
Test and Measurement	1,815	832	51.4%	25.1%	983	118.1%
Embedded Solutions	1,887	1,330	44.5%	44.3%	557	41.9%
Total gross profit	$6,170	$3,344	46.0%	28.0%	$2,826	84.5%
24

Consolidated gross profit for the three months ended June 30, 2018 increased from 28.0% to 46.0% due primarily to the non-cash inventory adjustment that was recorded in the prior year period of $1.9 million, of which $1.2 million was attributable to the Network Solutions segment and $0.7 million was attributable to the Test and Measurement segment. Embedded Solutions segment gross profit was consistent year over year. Embedded Solutions segment hardware revenues, which carry a lower gross profit than software and services, constituted a higher percentage of total Embedded Solutions segment sales in 2018 but at higher volumes which resulted in higher absorption of fixed overhead expenses. Consolidated gross profit was also favorably impacted by higher volumes in the Test and Measurement segment resulting in higher absorption of fixed overhead expenses.

Operating Expenses (in thousands)

	Three months ended June 30
	Operating Expenses		% of Revenue		Change
	2018	2017	2018	2017	Amount	Pct.
Research and Development	$1,313	$1,130	9.8%	9.5%	$183	16.2%
Sales and Marketing	1,933	1,663	14.4%	13.9%	270	16.2%
General and Administrative	2,678	2,821	20.0%	23.6%	(143)	-5.1%
Loss on change in fair value of contingent consideration	213	-	1.6%	0.0%	213	-
Total Operating Expenses	$6,137	$5,614	45.8%	47.0%	$523	9.3%

Research and development expenses increased $0.2 million from the prior year period due to increased headcount to assist with product roadmap initiatives specifically at the Embedded Solutions segment.

Sales and marketing expenses increased $0.3 million over the prior year period primarily due to increased sales headcount specifically in the US.

General and administrative expenses decreased $0.1 million due to lower intangible amortization expense related to purchased intangible assets as the final purchase price allocation had not been completed as of the prior year period thus intangible amortization expense was an estimate.

The loss on change in fair value of contingent consideration recorded during the three months ended June 30, 2018 is the result of our revised estimate of the total contingent consideration liability related to the CommAgility acquisition in connection with the improved financial forecast at CommAgility as compared to prior estimates. Based on revised estimates of full year 2018 Adjusted EBITDA (as defined in the CommAgility stock purchase agreement) of CommAgility the Company increased the contingent consideration liability resulting in an operating expense charge of $0.2 million.

Interest Expense

Consolidated interest expense increased $31,000 due to higher accretion expense on the estimated contingent consideration liability related to CommAgility. Interest expense related to our credit facility which is comprised of cash interest and amortization of deferred financing costs was flat year over year at approximately $63,000.

Taxes

For the three months ended June 30, 2018 the Company recorded tax expense of $0.1 million. Our effective tax rate for the current period is higher than the US and UK statutory rates primarily due to the impact of the global intangible low-taxed income, or “GILTI”, of our controlled foreign corporation offset by research and development deductions in the UK and non-qualified stock option deductions in the U.S. For the three months ended June 30, 2017 the Company recorded a tax benefit of $1.0 million due to operating losses generated in the prior year.

Net Income

The Company recorded a net loss of $0.2 million in the current period as compared to $1.4 million net loss in the prior period due to higher net revenues and gross profit offset by higher operating expenses as described above.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Net Revenues (in thousands)

	Six months ended June 30
	Revenue		% of Revenue		Change
	2018	2017	2018	2017	Amount	Pct.
Network Solutions	$11,147	$11,133	41.8%	51.8%	$14	0.1%
Test and Measurement	7,297	6,352	27.3%	29.6%	945	14.9%
Embedded Solutions	8,234	3,997	30.9%	18.6%	4,237	106.0%
Total net revenues	$26,678	$21,482	100.0%	100.0%	$5,196	24.2%

Net consolidated revenues increased $5.2 million over the prior year period due primarily to the inclusion of Embedded Solutions segment net revenue for a full six months in 2018 compared to only 133 days in 2017 as well as increased shipments of digital signal processing hardware. Test and Measurement segment revenue increased primarily due to an increase in government and international orders in 2018 as compared to 2017. Network Solutions revenue is flat compared to the prior year period.

Gross Profit (in thousands)

	Six months ended June 30
	Gross Profit		Gross Profit %		Change
	2018	2017	2018	2017	Amount	Pct.
Network Solutions	$4,911	$3,643	44.1%	32.7%	$1,268	34.8%
Test and Measurement	3,660	2,166	50.2%	34.1%	1,494	69.0%
Embedded Solutions	3,868	1,868	47.0%	46.7%	2,000	107.1%
Total gross profit	$12,439	$7,677	46.6%	35.7%	$4,762	62.0%

Consolidated gross profit for the six months ended June 30, 2018 increased from 35.7% to 46.6% due primarily to the non-cash inventory adjustment that was recorded in the prior year period of $1.9 million, of which $1.2 million was attributable to the Network Solutions segment and $0.7 million was attributable to the Test and Measurement segment. Embedded Solutions segment hardware revenues, which carry a lower gross profit than software and services, constituted a higher percentage of total Embedded Solutions segment sales in 2018 but at higher volumes which resulted in higher absorption of fixed overhead expenses. Consolidated gross profit was also favorably impacted by higher volumes in the Test and Measurement segment resulting in higher absorption of fixed overhead expenses.

Operating Expenses (in thousands)

	Six months ended June 30
	Operating Expenses		% of Revenue		Change
	2018	2017	2018	2017	Amount	Pct.
Research and Development	$2,469	$2,217	9.3%	10.3%	$252	11.4%
Sales and Marketing	3,844	3,215	14.4%	15.0%	629	19.6%
General and Administrative	5,311	6,233	19.9%	29.0%	(922)	-14.8%
Loss on change in fair value of contingent consideration	213	-	0.8%	0.0%	213	-
Total Operating Expenses	$11,837	$11,665	44.4%	54.3%	$172	1.5%
26

Research and development expenses increased $0.3 million from the prior year period due to increased headcount to assist with product roadmap initiatives as well as the impact of a full six months of research and development expenses at the Embedded Solutions segment as compared with only 133 days in the prior period. This was offset by lower third party research and development spend at the Test and Measurement and Network Solutions segments year over year.

Sales and marketing expenses increased $0.6 million over the prior year period primarily due to increased sales headcount specifically in the US as well as a full six months of sales and marketing expense at the Embedded Solutions segment as compared to only 133 days in the prior period.

General and administrative expenses decreased $0.9 due to the acquisition expenses incurred in the prior year period associated with the CommAgility transaction. This was marginally offset by a full six months of general and administrative expenses incurred in 2018 at the Embedded Solutions segment as compared to 133 days in the prior year period.

The loss on change in fair value of contingent consideration recorded during the six months ended June 30, 2018 is the result of our revised estimate of the total contingent consideration liability related to the CommAgility acquisition in connection with the improved financial forecast at CommAgility as compared to prior estimates. Based on revised estimates of full year 2018 Adjusted EBITDA (as defined in the CommAgility stock purchase agreement) of CommAgility the Company increased the contingent consideration liability resulting in an operating expense charge of $0.2 million.

Interest Expense

Consolidated interest expense increased $75,000 due to a full six months of interest expense in 2018 associated with our credit facility as compared to 133 days in 2017 and increased accretion expense associated with the contingent consideration liability.

Taxes

For the six months ended June 30, 2018 the Company recorded tax expense of $0.2 million. Our effective tax rate for the six month period is higher than the US and UK statutory rates primarily due to the impact of the global intangible low-taxed income or “GILTI” of our controlled foreign corporation offset by research and development deductions in the UK and non-qualified stock option deductions in the U.S. For the six months ended June 30, 2017 the Company recorded a tax benefit of $1.6 million due to operating losses generated in the prior year.

Net Income

The Company recorded net income of $0.2 million in the current period as compared to $2.6 million net loss in the prior period due to higher net revenues and gross profit offset by higher operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We expect our existing cash balance, cash generated by operations and borrowings available under our Credit Facility (as described in Note 10) to be our primary sources of short-term liquidity, and we believe these sources will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Cash and cash equivalents increased from $2.5 million at December 31, 2017 to $2.6 million at June 30, 2018 primarily due to the cash provided by operating activities and cash generated by our borrowings under our Credit Facility offset by capital expenditures and payment of deferred purchase price related to the CommAgility acquisition. As of June 30, 2018, substantially all of our cash and cash equivalents are held outside the United States. The asset based Revolver under our Credit Facility is secured by the Company’s U.S. assets. Income taxes have been provided on foreign earnings such that there would be no significant income tax expense to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiary.

Operating Activities

Cash provided by operating activities was $0.2 million for the six months ended June 30, 2018 which is lower than the prior year period of $0.5 million. During the six months ended June 30, 2018 changes in our operating assets and liabilities resulted in a net decrease in cash of $1.9 million primarily due to increases in accounts receivable, inventory and prepaid expenses and other current assets. The increase in working capital was offset by positive income from operations. During the six months ended June 30, 2017, cash provided by operations was primarily due to changes in operating assets and liabilities resulting in net cash increase of $1.9 million which was offset by an operating loss incurred in the period.

Investing Activities

Cash used by investing activities was $1.4 million for the six months ended June 30, 2018 and was primarily comprised of capital expenditures and payment of deferred purchase price for the CommAgility acquisition. For the six months ended June 30, 2017 cash used by investing activities was $9.2 million and was primarily related to the cash purchase price of the CommAgility acquisition.

Financing Activities

Cash provided by financing activities was $1.5 million for the six months ended June 30, 2018 as compared to $2.1 million for the six months ended June 30, 2017. The decrease from the prior year is primarily due to the receipt of cash from the Term Loan under the Credit Facility in the prior year period.

As of June 30, 2018, future minimum lease payments related to the Company’s facility lease and equipment leases are shown below (purchase obligations consist of inventory that arises in the normal course of business operations) (in thousands):

	Total	Remaining 2018	2019	2020	2021	2022	Thereafter
Facility Leases	$2,390	$284	$509	$512	$474	$488	$123
Purchase Obligations	7,727	7,727	-	-	-	-	-
Operating and Equipment Leases	198	27	54	54	54	9	-
	$10,315	$8,038	$563	$566	$528	$497	$123

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

The Company believes that its financial resources from working capital and availability under the asset-based Revolver are adequate to meet its current needs. The Company expects the cash flow of CommAgility to fund the deferred purchase price and contingent consideration liabilities related to the CommAgility acquisition. However, should current global economic conditions deteriorate, additional working capital funding may be required which may be difficult to obtain due to restrictive credit markets and covenants of our Credit Facility.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2017 Annual Report on Form 10-K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2017, Commission File No. 011-11916)

10.1*	Form of non-employee director Restricted Stock Unit grant agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2018, filed on May 9, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Constitutes a management compensatory agreement.

**	Furnished herewith.
30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated:	August 9, 2018

		By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer
Dated:	August 9, 2018

		By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer
31

EXHIBIT INDEX

Exhibits Number No.	Exhibit Description

10.1*	Form of non-employee director Restricted Stock Unit grant agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2018, filed on May 9, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Constitutes a management compensatory agreement.

**	Furnished herewith.
32