Form 10-Q
period 2018-09-30
WIRELESS TELECOM GROUP INC
filed 2018-11-08
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of October 31, 2018: 21,055,252

1

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30 2018	December 31 2017
	(Unaudited)
CURRENT ASSETS
Cash & Cash Equivalents	$3,774	$2,458
Accounts Receivable - net of reserves of $66 and $44, respectively	11,399	9,041
Inventories - net of reserves of $1,808 and $1,856, respectively	7,456	6,526
Prepaid Expenses and Other Current Assets	1,180	4,733
TOTAL CURRENT ASSETS	23,809	22,758

PROPERTY PLANT AND EQUIPMENT - NET	2,610	2,730

OTHER ASSETS
Goodwill	9,949	10,260
Acquired Intangible Assets, net	3,542	4,511
Deferred Income Taxes	6,098	5,939
Other	588	723
TOTAL OTHER ASSETS	20,177	21,433

TOTAL ASSETS	$46,596	$46,921

CURRENT LIABILITIES
Short Term Debt	2,700	1,335
Accounts Payable	3,582	4,109
Accrued Expenses and Other Current Liabilities	5,795	2,894
Deferred Revenue	230	629
TOTAL CURRENT LIABILITIES	12,307	8,967

LONG TERM LIABILITIES
Long Term Debt	380	494
Other Long Term Liabilities	115	1,590
Deferred Tax Liability	925	767
TOTAL LONG TERM LIABILITIES	1,420	2,851

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value, 75,000,000 shares authorized, 34,243,252 and 33,868,252 shares issued, 21,055,252 and 22,772,167 shares outstanding	343	339
Additional Paid in Capital	48,283	47,494
Retained Earnings	8,349	7,176
Treasury Stock at Cost, 13,188,601 and 11,096,085 shares, respectively	(24,509)	(20,910)
Accumulated Other Comprehensive Income	403	1,004
TOTAL SHAREHOLDERS’ EQUITY	32,869	35,103

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,596	$46,921

See accompanying Notes to Condensed Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
NET REVENUES	$14,019	$12,560	$40,697	$34,042

COST OF REVENUES	7,555	6,447	21,794	20,252

GROSS PROFIT	6,464	6,113	18,903	13,790

Operating Expenses
Research and Development	1,191	1,051	3,660	3,268
Sales and Marketing	1,795	1,946	5,639	5,161
General and Administrative	2,559	2,312	7,870	8,522
Loss on Change in Fair Value of Contingent Consideration	-	-	213	-
Total Operating Expenses	5,545	5,309	17,382	16,951

Operating Income/(Loss)	919	804	1,521	(3,161)

Other Income/(Expense)	(60)	(23)	(73)	(49)
Interest Expense	(115)	(71)	(349)	(229)

Income/(Loss) Before Taxes	744	710	1,099	(3,439)

Tax Provision/(Benefit)	186	57	347	(1,494)

Net Income/(Loss)	$558	$653	$752	$(1,945)

Other Comprehensive Income/(Loss):
Foreign Currency Translation Adjustments	(217)	547	(601)	1,123
Comprehensive Income/(Loss)	$341	$1,200	$151	$(822)

Earnings/(Loss) Per Share:
Basic	$0.03	$0.03	$0.04	$(0.10)
Diluted	$0.03	$0.03	$0.03	$(0.10)

Weighted Average Shares Outstanding:
Basic	20,972	20,236	20,820	19,799
Diluted	21,555	20,822	21,582	19,799

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Condensed Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30
	2018	2017
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$752	$(1,945)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and Amortization	1,773	1,346
Amortization of Debt Issuance Fees	59	49
Share-based Compensation Expense	505	508
Deferred Rent	9	18
Deferred Income Taxes	34	(1,419)
Provision for Doubtful Accounts	23	12
Inventory Reserves	204	1,315
Changes in Assets and Liabilities, Net of Acquisition:
Accounts Receivable	(2,552)	(529)
Inventories	(1,154)	1,820
Prepaid Expenses and Other Assets	(99)	238
Accounts Payable	(487)	(1,776)
Accrued Expenses and Other Current Liabilities	2,284	815
Net Cash Provided by Operating Activities	1,351	452

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital Expenditures	(633)	(588)
Proceeds from Asset Disposal	-	7
Acquisition of Business, Net of Cash Acquired	(805)	(9,138)
Net Cash (Used) by Investing Activities	(1,438)	(9,719)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Revolver Borrowings	29,046	25,282
Revolver Repayments	(27,681)	(24,010)
Term Loan Borrowings	-	760
Term Loan Repayments	(114)	(76)
Debt Issuance Fees	-	(215)
Proceeds from Exercise of Stock Options	288	425
Shares Withheld for Employee Taxes	-	(87)
Net Cash Provided by Financing Activities	1,539	2,079
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(136)	105
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,316	(7,083)

Cash and Cash Equivalents, at Beginning of Period	2,458	9,351
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,774	$2,268

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for Interest	$128	$90
Cash Paid During the Period for Income Taxes	$33	$58

See accompanying Notes to Condensed Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity

Balances at December 31, 2017	33,868,252	$339	$47,494	$7,176	$(20,910)	$1,004	$35,103

Adoption of Accounting Standard	-	-	-	421	-	-	421

Adjusted Opening Equity	33,868,252	$339	$47,494	$7,597	$(20,910)	$1,004	$35,524

Net Income/(Loss)	-	-	-	752	-	-	752

Issuance of Shares in Connection with Stock Options Exercised	300,000	3	285	-	-	-	288

Issuance of Restricted Stock	75,000	1	(1)	-	-	-	-

Forfeiture of Shares Issued in Connection with CommAgility Acquistion	-	-	-	-	(3,599)	-	(3,599)

Share-based Compensation Expense	-	-	505	-	-	-	505

Cumulative Translation Adjustment	-	-	-	-	-	(601)	(601)

Balances at September 30, 2018	34,243,252	$343	$48,283	$8,349	$(24,509)	$403	$32,869

See accompanying Notes to Condensed Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Summary of Significant Accounting Principles and Policies

Basis of Presentation and Preparation

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), is a global designer and manufacturer of advanced radio frequency (“RF”) and microwave components, modules, systems and instruments and currently markets its products and services worldwide under the Boonton, Microlab, Noisecom and CommAgility brands. Serving the wireless, telecommunication, satellite, military, aerospace, and semiconductor industries, Wireless Telecom Group products enable innovation across a wide range of traditional and emerging wireless technologies. With a unique set of high-performance products including peak power meters, signal analyzers, signal processing modules, long-term evolution (“LTE”) physical layer (“PHY”) and stack software, power splitters and combiners, global positioning system (“GPS”) splitters and repeaters, public safety monitors, noise sources, and programmable noise generators, Wireless Telecom Group supports the development, testing, and deployment of wireless technologies around the globe.

The Condensed Consolidated Balance Sheet as of September 30, 2018, the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2018 and 2017, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and the Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2018 have been prepared by the Company without audit. The Condensed Consolidated Financial Statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, Noisecom, and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”). All intercompany transactions and balances have been eliminated in consolidation. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.

The Company presents its operations in three reportable segments: (1) Network Solutions, (2) Test and Measurement and (3) Embedded Solutions. The Network Solutions segment is comprised primarily of the operations of Microlab. The Test and Measurement segment is comprised of the operations of Boonton and Noisecom. The Embedded Solutions segment is comprised of the operations of CommAgility.

It is suggested that these Interim Condensed Consolidated Financial Statements be read in conjunction with the Audited Consolidated Financial Statements, and the notes thereto, included in the Company’s latest Annual Report (Form 10-K).

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

The results of operations for the three and nine months period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Concentration Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The majority of the Company’s cash balance is held outside of the US.

Credit evaluations are performed on customers requiring credit over a certain amount. Credit risk is mitigated to a lesser extent through collateral such as letters of credit, bank guarantees or payment terms like cash in advance.

For the three and nine months ended September 30, 2018, one customer accounted for approximately 23% and 21% of the Company’s consolidated revenues, respectively. For the three and nine months ended September 30, 2017, one customer accounted for approximately 13% and 10% of the Company’s consolidated revenues, respectively. At September 30, 2018, one customer exceeded 10% of consolidated gross accounts receivable at 33%. At December 31, 2017, two customers exceeded 10% of consolidated gross accounts receivable at 18% and 11%, respectively.

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

Contingent Consideration

Under the terms of the CommAgility Share Purchase Agreement the Company may be required to pay additional purchase price if certain financial targets are achieved for the years ending December 31, 2017 and December 31, 2018 (“CommAgility Earn-Out”). The financial targets for 2017 were not achieved therefore there was no earn-out payment made in the nine months ended September 30, 2018. As of December 31, 2017, the Company estimated the fair value of the contingent consideration remaining to be paid based on the 2018 financial results to be $0.6 million. The Company is required to reassess the fair value of the contingent consideration at each reporting period.

The significant inputs used in this fair value estimate include CommAgility gross revenues and Adjusted EBITDA, as defined, scenarios for the earn-out periods for which probabilities are assigned to each scenario to arrive at a single

WIRELESS TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

estimated outcome. The estimated outcome is then discounted based on individual risk analysis of the liability. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of CommAgility or changes in the future, may result in different estimated amounts.

During the nine months ended September 30, 2018 the Company recorded a loss on change in fair value of contingent consideration liability of $0.2 million as a result of the improved financial forecast at CommAgility as compared to prior estimates. As of September 30, 2018, the Company’s contingent consideration liability has been estimated at $0.9 million and is recorded in other current liabilities in the accompanying condensed consolidated balance sheet. The Company will satisfy this obligation, if ultimately earned by the CommAgility sellers, with a cash payment to the sellers of CommAgility upon the achievement of the financial targets for 2018. The contingent consideration liability is considered a Level 3 fair value measurement.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following line items in our Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss) for the current reporting period and Condensed Consolidated Balance Sheet as of September 30, 2018 have been provided to reflect both the adoption of Topic 606 as well as a comparative presentation in accordance with Topic 605 previously in effect (dollars in thousands):

	Three Months Ended September 30, 2018

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME	As Reported (in Accordance with ASC Topic 606)	Balances Without Adoption of ASC Topic 606	Impact of Adoption Higher/(Lower)

Net sales	$14,019	$14,127	$(108)
Operating income	919	1,027	(108)
Net income/(loss)	558	666	(108)

	Nine Months Ended September 30, 2018

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME	As Reported (in Accordance with ASC Topic 606)	Balances Without Adoption of ASC Topic 606	Impact of Adoption Higher/(Lower)

Net sales	$40,697	$40,499	$198
Operating income	1,521	1,323	198
Net income/(loss)	752	554	198

	As of September 30, 2018

CONDENSED CONSOLIDATED BALANCE SHEET	As Reported (in Accordance with ASC Topic 606)	Balances Without Adoption of ASC Topic 606	Impact of Adoption Higher/(Lower)

CURRENT ASSETS
Prepaid expenses and other current assets	$1,180	$1,180	$-
CURRENT LIABILITIES
Deferred revenue	230	816	(586)
SHAREHOLDERS’ EQUITY
Retained earnings	8,349	7,763	586

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company is currently evaluating its population of leases which includes its current operating leases included in its commitment schedules as well as any embedded leases. The Company does anticipate recognition of additional assets and corresponding liabilities related to leases upon adoption, but has not yet quantified these as this time. The Company is continuing to assess all potential impacts of ASU 2016-02, including ASU 2018-10 Codification Improvements to Topic 842, Leases. During the continued assessment, the Company may identify additional impacts this ASU will have on its financial statements and related disclosures. The Company plans to adopt the standard effective January 1, 2019 but has not selected a transitional method and it is reviewing all practical expedients.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured as amortized cost. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company plans to adopt the standard effective January 1, 2020. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 eliminates, modifies and adds disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

NOTE 3 – Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 95% of the Company’s total revenue for the three and nine months ended September 30, 2018.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Judgments

For the Company’s more complex software and services arrangements significant judgment is required in determining whether licenses and services are distinct performance obligations that should be accounted for separately, or, are not distinct, and thus accounted for together. Further, in cases where we determine that performance obligations should be accounted for separately, judgment is required to determine the standalone selling price for each distinct performance obligation.

Certain of the Company shipments include a limited return right. In accordance with Topic 606 the Company recognizes revenue net of expected returns.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Contract assets are recorded in prepaid expenses and other current assets and are $0.2 million and $0.2 million as of September 30, 2018 and December 31, 2017 (as adjusted), respectively. Deferred revenue is $0.2 million and $0.3 million as of September 30, 2018 and December 31, 2017 (as adjusted), respectively.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location for each of our segments as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (dollars in thousands).

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Network Solutions	Test and Measurement	Embedded Solutions	Total	Network Solutions	Test and Measurement	Embedded Solutions	Total
Total Net Revenues by Revenue Type
Passive RF Components	$6,034	$-	$-	$6,034	$17,181	$-	$-	$17,181
Noise Generators and Components	-	1,549	-	1,549	-	4,636	-	4,636
Power Meters and Analyzers	-	1,795	-	1,795	-	5,349	-	5,349
Signal Processing Hardware	-	-	3,357	3,357	-	-	9,818	9,818
Software Licenses	-	-	192	192	-	-	703	703
Services	-	339	753	1,092	-	995	2,015	3,010
Total Net Revenue	$6,034	$3,683	$4,302	$14,019	$17,181	$10,980	$12,536	$40,697

Total Net Revenues by Geographic Areas
Americas	$5,232	$2,949	$795	$8,976	$14,369	$7,706	$2,980	$25,055
EMEA	612	305	3,269	4,186	2,044	1,268	9,119	12,431
APAC	190	429	238	857	768	2,006	437	3,211
Total Net Revenue	$6,034	$3,683	$4,302	$14,019	$17,181	$10,980	$12,536	$40,697
13

WIRELESS TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Network Solutions	Test and Measurement	Embedded Solutions	Total	Network Solutions	Test and Measurement	Embedded Solutions	Total
Total Net Revenues by Revenue Type
Passive RF Components	$6,428	$-	$-	$6,428	$17,560	$-	$-	$17,560
Noise Generators and Components	-	968	-	968	-	3,783	-	3,783
Power Meters and Analyzers	-	2,659	-	2,659	-	5,665	-	5,665
Signal Processing Hardware	-	-	1,351	1,351	-	-	3,704	3,704
Software Licenses	-	-	3	3	-	-	164	164
Services	-	274	877	1,151	-	806	2,360	3,166
Total Net Revenue	$6,428	$3,901	$2,231	$12,560	$17,560	$10,254	$6,228	$34,042

Total Net Revenues by Geographic Areas
Americas	$5,828	$3,255	$1,000	$10,083	$15,300	$7,431	$2,612	$25,343
EMEA	493	277	1,176	1,946	1,800	1,245	3,522	6,567
APAC	107	369	55	531	460	1,578	94	2,132
Total Net Revenue	$6,428	$3,901	$2,231	$12,560	$17,560	$10,254	$6,228	$34,042

NOTE 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally consist of income tax receivables, prepaid insurance, prepaid maintenance agreements and the short-term portion of debt issuance costs. As of December 31, 2017, prepaid and other current assets included a $3.6 million contingent asset representing the fair value of consideration shares issued in connection with the CommAgility acquisition. Under the claw back provision of the Share Purchase Agreement (see Note 5) the consideration shares were forfeited in March 2018 and are no longer outstanding. Accordingly, prepaid expenses and other current assets decreased by $3.6 million from December 31, 2017. The forfeited shares are recorded as treasury stock in the condensed consolidated statement of shareholders’ equity as of September 30, 2018.

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

Pursuant to the Share Purchase Agreement, 2,092,516 of the Consideration Shares were subject to forfeiture and return to the Company if (a) 2017 Adjusted EBITDA, as defined, generated by CommAgility is less than £2.4 million; or (b) 2018 Adjusted EBITDA, as defined, generated by CommAgility is less than £2.4 million (in each case as determined by an audit of CommAgility conducted by the accountants of the Acquisition Subsidiary in accordance with the terms of the Share Purchase Agreement). In March 2018 all consideration shares were forfeited as the 2017 EBITDA threshold was not achieved.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the activity related to contingent consideration and deferred purchase price for the nine months ended September 30, 2018 (dollars in thousands):

	Contingent Consideration	Deferred Purchase Price
Balance at December 31, 2017	$630	$1,230
Accretion of Interest	130	-
Payment	-	(805)
Fair Value Adjustment	213	-
Foreign Currency Translation	(29)	9
Balance as of September 30, 2018	$944	$434

As of September 30, 2018, the contingent consideration liability and deferred purchase price are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations, including a reduction of the U.S. corporate income tax rate to 21% beginning in 2018 and a new category of income called Global Intangible Low-Taxed Income (“GILTI”). The Company’s income tax provision for the nine months ended September 30, 2018 includes estimates related to its interpretation of the TCJA in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”) specifically related to the Company’s GILTI calculation. These estimates may change as additional clarification and implementation guidance is released.

The effective rate of income tax provision of 31.5% for the nine months ended September 30, 2018 was higher than the statutory rates in the United States and United Kingdom primarily due to the impact of global intangible low-taxed income or “GILTI” related to our controlled foreign corporation offset by research and development deductions in the UK and non-qualified stock option deductions in the U.S.

NOTE 7 - Earnings Per Share

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Weighted-average common shares outstanding	20,972,092	20,235,876	20,819,773	19,799,219
Potentially dilutive shares	582,913	586,419	762,585	824,986
Weighted-average common shares outstanding, assuming dilution	21,555,005	20,822,295	21,582,358	20,624,205

Common stock equivalents are included in the diluted income/(loss) per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

For the three and nine month period ended September 30, 2018 the option exercise price of all outstanding options was lower than the average market price thus included in the potentially dilutive shares in the table above. For the three and nine month period September 30, 2017, the weighted-average number of options to purchase common stock not included in diluted loss per share, because the effects are anti-dilutive, was 2,810,143 and 3,198,238 respectively.

NOTE 8 – Inventories

Inventory carrying value is net of inventory reserves of $1.8 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively.

Inventories consist of:	September 30,	December 31,
	2018	2017
Raw Materials	$3,895	$3,231
Work-in-Process	564	631
Finished Goods	2,997	2,664
	$7,456	$6,526

NOTE 9 – Goodwill and Intangible Assets

The Company’s goodwill balance of $9.9 million at September 30, 2018 relates to two of the Company’s reporting units, Network Solutions ($1.4 million) and Embedded Solutions ($8.5 million). Management’s qualitative assessment performed in the fourth quarter of 2017 did not indicate any impairment of goodwill as each reporting units fair value was estimated to be in excess of its carrying value. Furthermore, no events have occurred since then that would change this assessment.

Goodwill consists of the following (dollars in thousands):

Beginning Balance	$10,260
Foreign Currency Translation	(311)
Ending Balance	$9,949
16

WIRELESS TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets consist of the following (dollars in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer Relationships	$2,766	$(941)	$109	$1,935
Patents	615	(209)	24	430
Non-Compete Agreements	1,107	(632)	51	526
Tradename	629	-	23	651
Total	$5,117	$(1,782)	$207	$3,542

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer Relationships	$2,766	$(494)	$178	$2,450
Patents	615	(109)	39	545
Non-Compete Agreements	1,107	(334)	69	842
Tradename	629	-	45	674
Total	$5,117	$(937)	$331	$4,511

Amortization of acquired intangible assets was $0.3 million and $0.8 million for the three and nine months ended September 30, 2018, respectively. Amortization of acquired intangible assets is included as part of general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

The estimated future amortization expense related to intangible assets is as follows as of September 30, 2018 (dollars in thousands):

Remainder 2018	$271
2019	1,083
2020	748
2021	701
2022	87
Total	$2,890

NOTE 10 – Debt

Debt consists of the following (in thousands):

September 30, 2018
Revolver at LIBOR Plus Margin	$2,548
Term Loan at LIBOR Plus Margin	532
Total Debt	3,080
Debt Maturing within one year	(2,700)
Non-current portion of long term debt	$380
17

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company must repay the Term Loan in installments of $38,000 per quarter due on the first day of each fiscal quarter beginning April 1, 2017 and continuing until the term loan maturity date, on which the remaining balance is due in a final installment. The future principal payments under the term loan are $38,000 in 2018 and $0.5 million in 2019. The Term Loan and Revolver are both scheduled to mature on November 16, 2019.

The Term and Revolver Loans bear interest at the LIBOR rate plus a margin. The margin on the outstanding balance of the Company’s Term Loans and Revolver Loans were fixed at 3.50% and 3.00% per annum, respectively, through September 30, 2017. Thereafter, the margins were subject to increase or decrease by Lender on the first day of each of the Borrowers’ fiscal quarters based upon the Fixed Charge Coverage Ratio (as defined in the Credit Facility) as of the most recently ended fiscal quarter falling into one of three levels. If the Company’s Fixed Charge Coverage Ratio is greater than or equal to 1.25 to 1.00, a margin of 3.25% and 2.75%, respectively, is added to LIBOR rate with a step up to 3.50% and 3.00%, respectively, if the ratio is greater than or equal 1.00 to 1.00 but less than 1.25 to 1.00 and another step up to 3.75% and 3.25%, respectively, if the ratio is less than 1.00 to 1.00. The Company is also required to pay a commitment fee on the unused commitments under the Revolver at a rate equal to 0.50% per annum and early termination fee of (a) 2% of the Revolver Commitment Amount and Term Loan if termination occurs before the first anniversary of the Credit Facility or (b) 1% of the Revolver Commitment Amount and Term Loan if termination occurs after the first anniversary of the Credit Facility but before the second anniversary of the Credit Facility. The Company’s interest rate plus margin as of September 30, 2018 on the Credit Facility was 5.00% and 5.50% for the Revolver and Term Loan, respectively. The Company’s interest rate plus margin as of December 31, 2017 on the Credit Facility was 4.38% and 4.88% for the Revolver and Term Loan, respectively.

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

As of September 30, 2018, and the date hereof, the Company is in compliance with the covenants of the Credit Facility.

NOTE 11 - Accounting for Share-based Compensation

The Company’s results for the three and nine month period ended September 30, 2018 includes $0.2 million and $0.5 million related to share-based compensation expense, respectively.  Such amounts have been included in the Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

 WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Incentive Compensation Plan:

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of September 30, 2018, there are approximately 2.2 million shares available for issuance under the 2012 Plan.

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

As of September 30, 2018, $0.3 million of unrecognized compensation costs related to unvested stock options is expected to be recognized over a remaining weighted average period of 2.3 years and $0.3 million of unrecognized compensation costs related to unvested restricted stock awards/units is expected to be recognized over a remaining weighted-average period of 1.7 years.

Restricted Common Stock Awards:

A summary of the status of the Company’s non-vested restricted common stock awards, granted under the Company’s shareholder approved equity compensation plans, as of September 30, 2018, and changes during the nine months ended September 30, 2018, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of December 31	159,207	$1.64
Granted	75,000	$2.01
Vested and Issued	(151,563)	$1.64
Forfeited	-	-
Non-vested as of September 30	82,644	$1.97
19

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Units:

On June 5th, 2018 the Company granted 25,000 Restricted Stock Units (“RSU”) to each of our five non-employee board members under the 2012 Plan. Each RSU represents the Company’s obligation to issue one share of the Company’s common stock subject to the RSU award agreement and 2012 Plan. The grant date fair value was $2.25 per share and the RSU’s vest on the day before the first anniversary of the grant date or, if earlier, the effective date of a separation of service due to death or disability, provided the board member has rendered continuous service to the Company as a member of the board of directors from grant date to vesting date. Once vested the RSU will be settled by delivery of shares to the board member no later than 30 days following: 1) the third anniversary of the grant date, 2) separation from service following, or coincident with, a vesting date, or 3) a change in control.

A summary of restricted stock unit activity for the nine months ended September 30, 2018 follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of December 31	-	-
Granted	125,000	$2.25
Vested and Issued	-	-
Forfeited	-	-
Non-vested as of September 30	125,000	$2.25

Performance-Based Stock Option Awards:

A summary of performance-based stock option activity, and related information for the nine months ended September 30, 2018 follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31	605,000	$1.21
Granted	-	-
Exercised	(300,000)	$0.96
Forfeited	-	-
Expired	-	-
Outstanding as of September 30	305,000	$1.45

Exercisable at September 30	20,000	$0.78

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of September 30, 2018 was $0.1 million and the weighted-average remaining contractual life was 6.8 years. The aggregate intrinsic value of performance-based stock options exercisable as of September 30, 2018 was $20,800 and the weighted-average remaining contractual life was 2.2 years. The intrinsic value of options exercised during the nine months ended September 30, 2018 was $0.4 million.

 WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. As of September 30, 2018, the Company has determined that the performance conditions on 285,000 options granted in 2013 and later are probable of being achieved by the year ending 2021. The Company’s performance-based stock options granted prior to 2013 (consisting of 20,000 options) are fully amortized.

Service-Based Stock Option Awards:

A summary of service-based stock option activity and related information for the nine months ended September 30, 2018 follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31	1,815,000	$1.53
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of September 30	1,815,000	$1.53

Exercisable at September 30	1,187,917	$1.50

The aggregate intrinsic value of service-based stock options (regardless of whether or not such options are exercisable) as of September 30, 2018 was $ 0.5 million and the weighted average remaining contractual life was 8.1 years. The aggregate intrinsic value of service-based stock options exercisable as of September 30, 2018 was $0.4 million and the weighted average remaining contractual life was 8.1 years.

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

 WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Financial information by reportable segment for the respective periods is set forth below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net Sales by Segment:
Network Solutions	$6,034	$6,428	$17,181	$17,560
Test and Measurement	3,683	3,901	10,980	10,254
Embedded Solutions	4,302	2,231	12,536	6,228
Total Consolidated Net Sales of Reportable Segments	$14,019	$12,560	$40,697	$34,042

Segment Income/(Loss):
Network Solutions	$1,229	$1,424	$2,799	$2,003
Test and Measurement	590	770	1,515	253
Embedded Solutions	565	41	1,448	(113)
Income/(Loss) from Reportable Segments	2,384	2,235	5,762	2,143

Other Unallocated Amounts:
Corporate Expenses	(1,465)	(1,453)	(4,242)	(5,348)
Other (Expenses)/Income - net	(175)	(72)	(421)	(234)
Consolidated Income/(Loss) Before Income Tax Provision/(Benefit)	$744	$710	$1,099	$(3,439)

Depreciation and Amortization by Segment:
Network Solutions	$115	$106	$424	$312
Test and Measurement	115	97	412	285
Embedded Solutions	307	83	937	749
Total Depreciation and Amortization for Reportable Segments	$537	$286	$1,773	$1,346

Capital Expenditures by Segment:
Network Solutions	$28	$107	$311	$250
Test and Measurement	2	95	131	201
Embedded Solutions	19	68	191	137
Total Consolidated Capital Expenditures by Reportable Segment	$49	$270	$633	$588
22

WIRELESS TELECOM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2018	December 31, 2017
Total Assets by Segment:
Network Solutions	$11,176	$10,442
Test and Measurement	6,658	6,163
Embedded Solutions	18,418	21,733
Total Assets for Reportable Segments	36,252	38,338

Corporate Assets, principally cash and cash equivalents and deferred income taxes	10,344	8,583
Total Consolidated Assets	$46,596	$46,921

Consolidated net sales by region were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Sales by Region
Americas	$8,976	$10,083	$25,055	$25,343
Europe, Middle East, Africa (EMEA)	4,186	1,946	12,431	6,567
Asia Pacific (APAC)	857	531	3,211	2,132
Total Sales	$14,019	$12,560	$40,697	$34,042

Net sales are attributable to a geographic area based on the destination of the product shipment.

The majority of shipments in the Americas are to customers located within the United States. For the three months ended September 30, 2018 and 2017, revenues in the United States for all reportable segments amounted to $8.7 million and $9.7 million, respectively. For the nine months ended September 30, 2018 and 2017, revenue in the United States for all reportable segments amounted to $24.5 million and $24.1 million, respectively.

Shipments for the three months ended September 30, 2018 to the EMEA region for all reportable segments were largely concentrated in the UK and Italy at $3.5 million and $0.2 million, respectively. For the three months ended September 30, 2017 shipments were largely concentrated in UK and Germany at $1.3 million and $0.2 million, respectively. Shipments for the nine months ended September 30, 2018 to the EMEA region for all reportable segments were largely concentrated in the UK and Italy at $9.3 million and $0.4 million, respectively. For the nine months ended September 30, 2017 shipments to the UK, Germany and Israel amounted to $4.1 million, $0.7 million and $0.4 million, respectively.

The largest concentration of shipments in the APAC region is to China. For the three month period ending September 30, 2018 and 2017, shipments to China amounted to $0.4 million and $0.2 million, respectively. For the nine month period ending September 30, 2018 and 2017, shipments to China amounted to $1.9 million and $0.8 million, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

There have been no material changes in our commitments and contingencies and risks and uncertainties as of September 30, 2018 from that as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

INTRODUCTION

Highlights from the Third Quarter:

•	Net revenues of $14.0 million for the three months ended September 30, 2018, a year over year increase of 11.6%.

•	Consolidated gross profit of 46.1% for the three months ended September 30, 2018 as compared to 48.7% in the year ago period due to product mix.

•	Income before taxes of $0.7 million for the three months ended September 30, 2018 and the three months ended September 30, 2017.

•	Net cash provided from operations of $1.4 million for the nine months ended September 30, 2018 as compared to $0.5 million in the year ago period.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Net Revenues (in thousands)

	Three months ended September 30
	Revenue		% of Revenue		Change
	2018	2017	2018	2017	Amount	Pct.
Network Solutions	$6,034	$6,428	43.0%	51.2%	$(394)	-6.1%
Test and Measurement	3,683	3,901	26.3%	31.0%	(218)	-5.6%
Embedded Solutions	4,302	2,231	30.7%	17.8%	2,071	92.8%
Total Net Revenues	$14,019	$12,560	100.0%	100.0%	$1,459	11.6%

Net consolidated revenues increased $1.5 million due primarily to Embedded Solutions segment net revenue which increased $2.1 million due to increased shipments of digital signal processing hardware. Test and Measurement segment revenue decreased primarily due to timing of delivery of large orders in 2018 as compared to 2017. Network Solutions revenue decreased compared to the prior year period primarily due to a reduction in large venue projects and increased demand for lower power RF solutions associated with small cell deployments which are typically lower priced.

Gross Profit (in thousands)

	Three months ended September 30
	Gross Profit		Gross Profit %		Change
	2018	2017	2018	2017	Amount	Pct.
Network Solutions	$2,640	$2,981	43.8%	46.4%	$(341)	-11.4%
Test and Measurement	1,850	2,166	50.2%	55.5%	(316)	-14.6%
Embedded Solutions	1,974	966	45.9%	43.3%	1,008	104.3%
Total Gross Profit	$6,464	$6,113	46.1%	48.7%	$351	5.7%
24

Consolidated gross profit for the three months ended September 30, 2018 decreased from 48.7% to 46.1% due primarily to product mix in Network Solutions and Test and Measurement as well as lower absorption of fixed overhead due to lower volumes from the prior year period. The decrease in Network Solutions and Test and Measurement was offset by an increase in Embedded Solutions due to higher hardware volumes and higher software mix.

Operating Expenses (in thousands)

	Three months ended September 30
	Operating Expenses		% of Revenue		Change
	2018	2017	2018	2017	Amount	Pct.
Research and Development	$1,191	$1,051	8.5%	8.4%	$140	13.3%
Sales and Marketing	1,795	1,946	12.8%	15.5%	(151)	-7.8%
General and Administrative	2,559	2,312	18.3%	18.4%	247	10.7%
Total Operating Expenses	$5,545	$5,309	39.6%	42.3%	$236	4.4%

Research and development expenses increased $0.1 million from the prior year period due to increased headcount to assist with product roadmap initiatives specifically at the Embedded Solutions segment. These increases were offset by lower headcount and third party spend at the Network Solutions and Test and Measurement segments.

Sales and marketing expenses decreased $0.2 million over the prior year period primarily due to lower commissions expense in the Network Solutions and Test and Measurement segments.

General and administrative expenses increased $0.2 million as increased intangible amortization expense was offset by lower integration costs. In Q3 2017 our initial estimates of intangible amortization expense were revised downward based on the final third party intangible asset valuation.

Interest Expense

Consolidated interest expense increased $44,000 due primarily to higher accretion expense on the estimated contingent consideration liability related to CommAgility. Interest expense related to our credit facility which is comprised of cash interest and amortization of deferred financing costs was up $9,000 from the prior year due to increases in our interest rates.

Taxes

For the three months ended September 30, 2018 and 2017, the Company recorded tax expense of $186,000 and $57,000, respectively, due primarily to income generated from the Company’s operations during those periods. For the three months ended September 30, 2018, our effective tax rate for the three months ended September 30, 2018 was higher than the statutory rates for the US and UK due to the impact of the global intangible low tax income or “GILTI” of our controlled foreign corporation offset by research and development deductions in the UK and non-qualified stock options deductions in the US.

Net Income

For the three months ended September 30, 2018, the Company realized net income of $0.6 million or $.03 per share on a basic and diluted basis as compared to net income of $0.7 million or $.03 per share on a basic and diluted basis for the three months ended September 30, 2017. The decrease in net income was due to the factors discussed above.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Net Revenues (in thousands)

	Nine months ended September 30
	Revenue		% of Revenue		Change
	2018	2017	2018	2017	Amount	Pct.
Network Solutions	$17,181	$17,560	42.2%	51.6%	$(379)	-2.2%
Test and Measurement	10,980	10,254	27.0%	30.1%	726	7.1%
Embedded Solutions	12,536	6,228	30.8%	18.3%	6,308	101.3%
Total Net Revenues	$40,697	$34,042	100.0%	100.0%	$6,655	19.5%

Net consolidated revenues increased $6.7 million over the prior year period due primarily to the inclusion of Embedded Solutions segment net revenue for a full nine months in 2018 compared to only 225 days in 2017 as well as increased shipments of digital signal processing hardware and favorable foreign exchange impacts as the GBP increased approximately 6% against the dollar. Test and Measurement segment revenue increased $0.7 million primarily due to an increase in government and international orders in 2018 as compared to 2017. Network Solutions revenue decreased $0.4 million as compared to the prior year period due to a reduction in large venue projects and increased demand for lower power RF solutions associated with small cell deployments which are typically lower priced.

Gross Profit (in thousands)

	Nine months ended September 30
	Gross Profit		Gross Profit %		Change
	2018	2017	2018	2017	Amount	Pct.
Network Solutions	$7,552	$6,624	44.0%	37.7%	$928	14.0%
Test and Measurement	5,509	4,332	50.2%	42.2%	1,177	27.2%
Embedded Solutions	5,842	2,834	46.6%	45.5%	3,008	106.1%
Total Gross Profit	$18,903	$13,790	46.4%	40.5%	$5,113	37.1%

The increase in consolidated gross profit for the nine months ended September 30, 2018 of 46.4% over the year ago period of 40.5% was primarily a result of the non-cash inventory adjustment recorded in the prior year period of $1.9 million. Of that $1.9 million adjustment, $1.2 million was attributable to the Network Solutions segment and $0.7 million was attributable to the Test and Measurement segment. Embedded Solutions segment hardware revenues, which carry a lower gross profit than software and services, constituted a higher percentage of total Embedded Solutions segment sales in 2018 but at higher volumes which resulted in higher absorption of fixed overhead expenses. Consolidated gross profit was also favorably impacted by higher volumes in the Test and Measurement segment resulting in higher absorption of fixed overhead expenses.

Operating Expenses (in thousands)

	Nine months ended September 30
	Operating Expenses		% of Revenue		Change
	2018	2017	2018	2017	Amount	Pct.
Research and Development	$3,660	$3,268	9.0%	9.6%	$392	12.0%
Sales and Marketing	5,639	5,161	13.9%	15.2%	478	9.3%
General and Administrative	7,870	8,522	19.3%	25.0%	(652)	-7.7%
Loss on Change in Fair Value of Contingent Consideration	213	-	0.5%	-	213	-
Total Operating Expenses	$17,382	$16,951	42.7%	49.8%	$431	2.5%
26

Research and development expenses increased $0.4 million from the prior year period due to increased headcount to assist with product roadmap initiatives as well as the impact of a full nine months of research and development expenses at the Embedded Solutions segment as compared with only 225 days in the prior period. This was offset by lower third party research and development spend and headcount at the Test and Measurement and Network Solutions segments year over year.

Sales and marketing expenses increased $0.5 million over the prior year period primarily due to increased sales headcount specifically in the US as well as a full nine months of sales and marketing expense at the Embedded Solutions segment. This was offset by lower commission expense specifically in the Network Solutions segment due to lower revenues.

General and administrative expenses decreased $0.7 million due to the acquisition and integration expenses incurred in the prior year period associated with the CommAgility transaction and severance charges associated with management team restructuring in the prior year. This was marginally offset by a full nine months of general and administrative expenses incurred in 2018 at the Embedded Solutions segment as well as increased salaries and benefits.

The loss on change in fair value of contingent consideration recorded during the nine months ended September 30, 2018 is the result of our revised estimate of the total contingent consideration liability related to the CommAgility acquisition in connection with the improved financial forecast at CommAgility as compared to prior estimates. Based on revised estimates of full year 2018 Adjusted EBITDA (as defined in the CommAgility stock purchase agreement) of CommAgility the Company increased the contingent consideration liability resulting in an operating expense charge of $0.2 million which was recorded in the second quarter of 2018.

Interest Expense

Consolidated interest expense increased $0.1 million due to a full nine months of interest expense in 2018 associated with our credit facility as compared to 225 days in 2017 and increased accretion expense associated with the contingent consideration liability.

Taxes

For the nine months ended September 30, 2018 the Company recorded tax expense of $0.3 million due to income generated from the Company’s operations during that period. For the nine months ended September 30, 2017, the Company recorded a tax benefit of $1.5 million primarily due to losses generated from the Company’s operations during that period.

Net Income

Net income for the nine months ended September 30, 2018 is $0.8 million or $.04 per share basic and $.03 per share on a diluted basis as compared to a net loss of $1.9 million or a loss of $.10 per share on a basic and diluted basis. The increase in net income is due to the factors discussed above.

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

Cash and cash equivalents increased from $2.5 million at December 31, 2017 to $3.8 million at September 30, 2018 primarily due to the cash provided by operating activities and cash generated by our borrowings under our Credit Facility offset by capital expenditures and payment of deferred purchase price related to the CommAgility acquisition. As of September 30, 2018, substantially all of our cash and cash equivalents are held outside the United States. The asset based Revolver under our Credit Facility is secured by the Company’s U.S. assets. Income taxes have been provided on foreign earnings such that there would be no significant income tax expense to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiary.

Operating Activities

Cash provided by operating activities was $1.4 million for the nine months ended September 30, 2018 which is higher than the prior year period of $0.5 million. During the nine months ended September 30, 2018 changes in our operating assets and liabilities resulted in a net decrease in cash of $2.0 million primarily due to increases in accounts receivable and inventory. The decrease in working capital was offset by positive income from operations. During the nine months ended September 30, 2017, cash provided by operations was primarily due to changes in operating assets and liabilities resulting in net cash increase of $0.6 million which was offset by an operating loss incurred in the period.

Investing Activities

Cash used by investing activities was $1.4 million for the nine months ended September 30, 2018 and was primarily comprised of capital expenditures and payment of deferred purchase price for the CommAgility acquisition. For the nine months ended September 30, 2017 cash used by investing activities was $9.7 million and was primarily related to the cash purchase price of the CommAgility acquisition.

Financing Activities

Cash provided by financing activities was $1.5 million for the nine months ended September 30, 2018 as compared to $2.1 million for the nine months ended September 30, 2017. The decrease from the prior year is primarily due to the receipt of cash from the Term Loan under the Credit Facility in the prior year period.

As of September 30, 2018, future minimum lease payments related to the Company’s facility lease and equipment leases are shown below (purchase obligations consist of inventory that arises in the normal course of business operations) (in thousands):

	Total	Remaining 2018	2019	2020	2021	2022	Thereafter
Facility Leases	$2,261	$157	$508	$511	$474	$488	$123
Purchase Obligations	6,736	6,736	-	-	-	-	-
Operating and Equipment Leases	185	14	54	54	54	9	-
	$9,182	$6,907	$562	$565	$528	$497	$123

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

On August 27, 2018 the Company filed a shelf registration statement on Form S-3 which was declared effective on September 17, 2018. The Form S-3 will permit the Company to issue and sell, from time to time, up to $40 million in aggregate value of shares of its common stock through one or more methods of distribution, subject to applicable SEC limits on the value of securities that the Company, as a smaller reporting company, may sell during an applicable period, market conditions, and the Company’s capital desires and needs. The Company has no current plans to offer any common stock under the shelf registration statement.

The terms of any offering of the Company’s common stock, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The shelf registration statement is intended to provide financial flexibility to access capital in a competitive and expeditious manner when market conditions are appropriate.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2017 Annual Report on Form 10-K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2017, Commission File No. 011-11916)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2018, filed on November 8, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

**	Furnished herewith.
30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated:	November 8, 2018

		By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated:	November 8, 2018

		By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer
31

EXHIBIT INDEX

Exhibits Number No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2018, filed on November 8, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
32