Form 10-K
period 2018-12-31
WIRELESS TELECOM GROUP INC
filed 2019-03-12
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

Yes ☐  No ☒

The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE American on June 30, 2018: $36,988,004

Number of shares of Wireless Telecom Group, Inc. Common Stock, $.01 par value, outstanding as of March 1, 2019: 21,300,252

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), specializes in the design and manufacture of advanced radio frequency and microwave devices which enable the development, testing and deployment of wireless technology. The Company provides unique, highly customized and configured solutions which drive innovation across a wide range of traditional and emerging wireless technologies.

Wireless Telecom Group is comprised of four brands – Microlab, Boonton, Noisecom, and CommAgility – organized into three reporting segments – Network Solutions, Test and Measurement and Embedded Solutions.

Our customers include wireless carriers, defense contractors, military and government agencies, satellite communication companies, network equipment manufacturers, tower companies, semiconductor device manufacturers and system integrators.

Our products include components, modules, systems and instruments used across the lifecycle of wireless connectivity and communication development, deployment and testing. Our customers use these products in relation to commercial infrastructure development, the expansion and upgrade of distributed antenna systems, deployment of small cell technology and private long term evolution (“LTE”) networks. In addition, the Company’s products are used in the development and testing of satellite communication systems, radar systems, semiconductor devices, automotive electronics and avionics.

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

Market

Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source components and instruments, electronic testing and measurement instruments, and radio frequency (“RF”) passive components to customers. With the CommAgility acquisition in February of 2017 the Company expanded to include the delivery of signal processing modules and the delivery, implementation and configuration of LTE physical layer and stack software. Approximately 90% and 85% of the Company’s consolidated revenues in fiscal years 2018 and 2017, respectively, were derived from commercial customers. The remaining consolidated revenues (approximately 10% and 15% in 2018 and 2017, respectively) were comprised of revenues from the United States government (particularly the armed forces) and prime defense contractors.

Products

Our Network Solutions segment is comprised of our Microlab business.

Microlab designs and manufactures a wide selection of RF components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets. Microlab products are used in small cell deployments, distributed antenna systems, in-building wireless solutions and cellular base-stations. Microlab is a leader in low passive intermodulation (“PIM”) radio frequency and microwave products for these purposes.

Microlab components possess unique capabilities in the area of broadband frequency coverage, minimal loss and low passive intermodulation. High performance components – such as power combiners, directional couplers, attenuators, terminators and filters – are developed for broadband applications to support commercial in-building wireless networks, public safety networks, rail and transportation deployments, corrosive salt/fog environment build-outs and global positioning system (“GPS”) signal distribution.

Along with components and integrated subsystems, the Microlab portfolio also includes system performance monitoring and timing synchronization solutions. These products include a portfolio of GPS digital repeaters and splitters for cellular timing synchronization as well as a passive systems monitor for real-time diagnostics of an in-building distributed antenna system.

Our Test and Measurement segment is comprised of the Boonton and Noisecom brands.

Boonton

Boonton is a leader in high performance RF and microwave test equipment for radar, avionics, electronic warfare, electromagnetic interference compatibility, and satellite and wireless communications applications.  Used across the semiconductor, military, aerospace, medical and commercial communications industries, Boonton products enable a wide range of radio frequency power measurements and signal analysis for radio frequency product design, production, maintenance and testing.

Boonton designs and produces electronic test and measurement equipment including power meters, power sensors, voltmeters, and audio and modulation analyzers. These products measure and analyze the performance of radio frequency and microwave systems used by the military and commercial sectors. Boonton products are also used to test terrestrial and satellite communications, radar and telemetry. Certain power meter products are designed for measuring signals based on wideband modulation formats, allowing a variety of measurements to be made, including maximum power, peak power, average power and minimum power.

Noisecom

Noisecom is a leader in radio frequency and microwave noise sources for signal jamming, system impairment, reference level comparison and calibration, receiver robustness testing, and jitter injection. Noisecom designs and produces noise generation instruments, calibrated noise sources, noise modules and diodes. Noisecom noise products are used to provide wide band interference and test signals for sophisticated commercial communication and defense applications, and as a stable reference standard for advanced systems found in radar applications and satellite communications. Noise source products:

•	simulate challenging signaling conditions in data and radio frequency transmission systems, such as jitter testing for high speed data lines used in modern computer architecture;

•	send signals for noise measurement to allow wireless receivers and transmitters to be optimized;

•	are used for jamming radio frequency signals, blocking or disturbing enemy radar and other communications and insulating and protecting friendly communications; and

•	comprise components in radar systems as part of built-in test equipment to continuously monitor the radar receiver and in-satellite communications where the use of back-up receivers are becoming more common.

Electronic noise generation devices from Noisecom come in a variety of product types including noise diodes, built-in-test modules (“BITE”), calibrated noise sources, jitter sources, cryogenic noise standards and programmable instruments. Calibrated noise sources are available from audio to millimeter wavelengths in coaxial or waveguide modules.  Programmable instruments are highly configurable and able to generate precise carrier-to-noise, signal-to-noise and broadband white noise levels. Noisecom products are customizable to meet the unique needs of challenging applications and can be designed for high power, high crest factor, and specific filtering.

Our Embedded Solutions segment consists of our subsidiary CommAgility.

CommAgility develops embedded signal processing and radio frequency modules, as well as LTE physical layer and stack software, for 4G and emerging 5G mobile network and related applications. Combining the latest digital signal processing (“DSP”), field programmable gate array (“FPGA”) and radio frequency technologies with advanced, industry-leading software, CommAgility provides compact, powerful and reliable products for integration into high performance test equipment, specialized radio and intelligence systems, and R&D demonstrators.

CommAgility engineers work closely with customers to provide hardware and software solutions for the most demanding real-time signal processing, test and control challenges in wireless baseband, semiconductor processing, medical imaging, radar and sonar applications. Additionally, CommAgility licenses, implements and customizes LTE physical layer and stack software for private LTE networks supporting satellite communications, the military and aerospace industries, offering our customers unique implementation capabilities built on the LTE standard.

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

Customers

The Company currently sells the majority of its products to telecommunications service providers, systems integrators, neutral host operators, distributors, large defense contractors, global technology and services companies and the U.S. and foreign governments. For the years ended December 31, 2018 and 2017 one customer, Aeroflex Limited, accounted for 22.0% and 10.4% of total consolidated revenues, respectively.

Competition

We compete against many companies which utilize similar technology, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than us. Some of these companies include Keysight Technologies, Inc., Rohde & Schwarz GmbH & Co. KG, Anritsu Corporation, Kathrein, Commscope, Westell Technologies, Inc, Qualcomm and Azcom.

The Company believes its competitive strengths include:

•	long-standing relationships with a core group of diverse customers in the wireless, telecommunication, satellite, military, aerospace, semiconductor and medical industries

•	agility in providing highly customized and configured solutions to the customer’s technical specifications

•	a long tradition of developing highly engineered wireless solutions through our strong design capabilities and technology know-how

•	long-standing, well-established sales channels and relationships which allow us to bring new solutions to market quickly

•	diversification across multiple customer segments, providing solutions to enable development, testing and deployment

•	being an approved vendor at all four of the major U.S. carriers with hundreds of approved Network Solutions products

•	an embedded base of products and instruments in our Test & Measurement segment which leads to recurring purchases of our products

Backlog

The Company’s consolidated backlog of firm orders to be shipped in the next twelve months was approximately $8.2 million at December 31, 2018, compared to approximately $9.9 million at December 31, 2017. It is anticipated that the majority of the backlog orders at December 31, 2018 will be filled during the current year. The stated backlog is not necessarily indicative of Company revenues for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s procurement policy requires maintaining adequate levels of raw materials inventory to minimize the Company’s production lead times with third-party suppliers and to improve the Company’s capacity to expedite fulfillment of customer orders. Although the procurement team focuses its efforts to work closely with its suppliers to avoid adverse effects of shortages or delays in delivery of inventories, delays in the future may have an adverse impact on the Company’s operations. For the year ended December 31, 2018, two suppliers accounted for 15% and 13%, respectively, of total consolidated inventory purchases. For the year ended December 31, 2017, no one single third-party supplier accounted for 10% or more of the Company’s total consolidated inventory purchases.

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

Approximately 49% of Microlab products are sourced from contract manufacturers based on Microlab designs or technical and quality specifications with the remainder designed and manufactured by the Company in Parsippany, New Jersey. All Microlab products are tested by the Company in Parsippany, New Jersey.

CommAgility hardware products are built by contract manufacturers to CommAgility designs, and tested either by the contract manufacturer or by CommAgility. Software products are licensed to customers through a system that allows the customer to download the software once access has been granted.

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

Expenditures incurred by the Company during the year ended December 31, 2018 and 2017 in connection with monitoring and testing at the site amounted to approximately $8,000 and $1,000, respectively. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Our estimate of future monitoring and testing costs is $35,000 through 2027 when we expect final release from the NJDEP. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases the Company from all obligations.

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

FAR and DFARS

The Company’s contracts with the U.S. Government are subject to Federal Acquisition Regulations (“FAR”) regarding government procurement. Further, certain of the Company’s contracts are subject to the IT security requirements of Defense Federal Acquisition Regulation Supplement (“DFARS”) for controlled unclassified information.

Employees

As of February 22, 2019, the Company has 156 full time employees. The Company is not subject to collective bargaining agreements in the United States or internationally and considers its relationship with its employees to be good.

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

We currently derive and expect to continue to derive, a significant portion of our revenues from a limited number of customers. On a segment basis, client concentration may be of even greater significance. Two customers account for approximately 71% and 18%, respectively, of the Embedded Solutions segment revenues for 2018. In addition, in our Test and Measurement segment, we have one customer representing approximately 12% of the 2018 revenues for that segment. And in the Network Solutions segment, one customer accounts for 13% of the 2018 revenues for that segment. The loss of, or a significant decrease in, business from one or more of our more significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon some of these larger customers for a significant percentage of our revenues.

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

If we are unable to address these difficulties and challenges or other problems encountered in connection any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we could incur unanticipated costs, liabilities or otherwise suffer harm to our business generally. The difficulties and challenges of successful integration of any acquired company are increased when the integration involves companies with operations or material vendors outside the United States.

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

Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.

Recent changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. Additional tariff changes are possible. We are engaged in efforts to mitigate tariff increases, but there is no assurance we will be successful. Further, uncertainties about future tariff changes could result in mitigation actions that prove to be detrimental to our business.

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

The Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Management estimates that future monitoring and testing costs will be approximately $35,000 through 2027. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases the Company from all obligations.

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

We have incurred indebtedness and may incur additional indebtedness.

On February 16, 2017, we obtained an asset-based lending agreement with a bank. We may incur additional indebtedness in the future.

The future incurrence of indebtedness, among other things, could:

•	make it difficult to make payments on our current indebtedness and our other obligations;
•	make it difficult to obtain other necessary financing;
•	require the dedication of a substantial portion of cash flow from operations to service the indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures; and
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.
13

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

Political and economic uncertainty arising from the outcome of the referendum on the membership of the United Kingdom in the European Union could adversely impact our financial results.

In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union (E.U.) in a national referendum (also referred to as “Brexit”). CommAgility is located in the U.K. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, including the British pound.

As a result of the referendum being passed into law, a negotiation process to determine the future terms of the U.K.’s relationship with the E.U. is ongoing, including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers, suppliers and employees. Additionally, disruptions and uncertainty caused by Brexit may cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Brexit may also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our business, financial condition or future results.

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

The market price of our common stock has experienced significant volatility and may continue to be subject to rapid swings in the future. From January 1, 2015 to February 22, 2019, the trading prices of our stock have ranged from $1.30 to $3.21 per share. There are several factors which could affect the price of our common stock unrelated to our financial performance, including announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for our products, and the entrance of additional competitors into our markets.

Although our common stock is listed for trading on the NYSE American, the trading volume in our common stock is less than that of other, larger companies in the wireless and advanced communications industries. Traditionally, the trading volume of our common stock has been limited. For example, for the 90 trading days ending on February 12, 2019, the average daily trading volume was approximately 21,000 shares per day and ranged from between 100 shares per day and approximately 107,600 shares per day. Furthermore, we only have 21,300,252 shares of common stock outstanding as of the date of this report. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. Because of our limited trading volume, holders of our common stock may not be able to sell quickly any significant number of such shares, and any attempted sales of a large number of our shares will likely have a material adverse impact on the price of our common stock.

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

Failure to maintain effective internal controls in accordance with Sarbanes-Oxley could have a material adverse effect on our business and common stock price.

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of Sarbanes-Oxley, which require annual assessments by management of the effectiveness of our internal control over financial reporting. As a smaller reporting company, we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes-Oxley.

During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(a) of Sarbanes-Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or its effect on our operations. Moreover, any material weaknesses or significant deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on the NYSE American exchange to be suspended or terminated, which could have a negative effect on the trading price of our common stock.

The Company is subject to compliance with the policies and procedures of the NYSE American Exchange with respect to continued listing on the stock exchange and our failure to maintain our listing would make trades in our securities difficult for shareholders.

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

Pursuant to the Share Purchase Agreement dated February 17, 2017 the Company assumed leases for office space in Leicestershire, England consisting of 4,900 square feet and Duisburg, Germany consisting of 7,446 square feet for the Embedded Solutions segment operations. The Leicestershire lease expires in November 2020 and the Duisburg lease is renewable every 3 months.

The Company believes its properties are suitable and adequate for its current purposes.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the NYSE American under the name Wireless Telecom Group, Inc. (Symbol: WTT). On February 22, 2019, the Company had 378 stockholders of record. These stockholders of record do not include beneficial owners whose shares are held in “nominee” or “street name”.

Recent Sales of Unregistered Securities

A portion of the purchase price for the acquisition of CommAgility on February 17, 2017 was paid to the sellers through the issuance of 3,487,528 shares of the Company’s common stock. Pursuant to the Share Purchase Agreement, 2,092,516 shares were forfeited during the three months ended March 31, 2018 as certain financial metrics for the year ended 2017 were not achieved. As a result of the forfeiture the final amount of shares issued to the sellers was 1,395,012 valued at $2,399,421 based upon a 10 day volume weighted average price for the Company shares of stock. The Company relied on an exemption from registration under the Securities Act, as set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon (a) each seller’s representation that it is an “accredited investor” within the meaning of Rule 501 under the Securities Act and that the shares received by each seller were acquired for such seller’s own account, and not with a view to any distribution thereof, (b) appropriate legends were affixed to the securities, and (c) because the transaction did not involve any public offering.

Issuer Purchases of Equity Securities

The Company did not repurchase any securities during the year ended December 31, 2018.

Equity Compensation Plan Information

Set forth below is certain aggregated information with respect to the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	2,280,000	$1.51	1,808,499

Equity compensation plans not approved by security holders	-	-	-

Total	2,280,000	$1.51	1,808,499

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a global designer and manufacturer of advanced RF, microwave and millimeter wave components, modules, systems and instruments. Serving the wireless, telecommunication, satellite, military, aerospace, semiconductor and medical industries, Wireless Telecom Group products enable innovation across a wide range of traditional and emerging wireless technologies. With a unique set of high-performance products including peak power meters, signal analyzers, signal processing modules, LTE physical layer and stack software, power splitters and combiners, GPS repeaters, public safety monitors, noise sources, and programmable noise generators, Wireless Telecom Group supports the development, testing and deployment of wireless technologies around the globe.

Key 2018 Developments and Financial Results

•	Consolidated revenue increase of 15% led by the Embedded Solutions segment which had increased sales of digital signal processing hardware
•	Consolidated gross profit of 46% in 2018 as compared to 42% in 2017
•	Cash flow from operations of $4.0 million in 2018 as compared to $1.4 million in 2017
•	Income before taxes of $83 thousand in 2018 as compared to loss before taxes of $3.2 million in 2017
•	Loss on fair value of contingent consideration of $0.6 million recorded in 2018 as compared to gain of $0.3 million recorded in 2017. $1.4 million contingent consideration liability included in accrued expenses and other current liabilities as of December 31, 2018
•	Backlog of $8.2 million as of December 31, 2018 as compared to $9.9 million as of December 31, 2017

The Company presents its operations in three reportable segments: (1) Network Solutions, (2) Test and Measurement and (3) Embedded Solutions. The Network Solutions segment is comprised primarily of the operations of Microlab. The Test and Measurement segment is comprised of the operations of Boonton and Noisecom. The Embedded Solutions segment is comprised of CommAgility.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2018 and 2017; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017.

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

Revenue Recognition

Effective January 1, 2018 the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, (“Topic 606”) using the “modified retrospective” method, meaning the standard is applied only to the most current period presented in the financial statements. Topic 606 requires the Company to identify the performance obligations in our revenue arrangements – that is, those promised goods and services (or bundles of promised goods or services) that are distinct – and allocate the transaction price of the revenue arrangement to those performance obligations on the basis of estimated standalone selling prices (“SSP’s”).

Sales of hardware which include sales of radio frequency solutions in the Network Solutions segment, digital signal processing hardware in the Embedded Solutions segment and power meters and analyzers and noise generators and components in the Test and Measurement segment generally consist of one performance obligation which is satisfied upon shipment to the customer. When contract terms require transfer of control upon delivery at a customer’s location, revenue is recognized on the date of delivery. Sales of hardware to distributors that include a limited right of return are recorded net of expected returns.

Sale of software licenses in the Embedded Solutions segment may involve multiple performance obligations including multiple software releases and consultancy services. In these cases transaction price is allocated to each distinct performance obligation on the basis of SSP and revenue is recognized when the distinct performance obligation is satisfied. The company determines performance obligations and SSP’s in arrangements with multiple performance obligations in accordance with Topic 606 which requires significant judgement.

Services arrangements involving repairs and calibrations in the Company’s Test and Measurement segment are generally considered a single performance obligation and revenue is recognized as the services are rendered.

Certain software arrangements in the Embedded Solutions segment may involve the transfer of software along with significant customization services. In these cases the customization services and software licenses are combined as one distinct performance obligation and revenue is recognized over time as the project is completed. The duration of these performance obligations are typically one year or less.

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

As of December 31, 2018 the Company’s consolidated goodwill balance of $9.8 million is comprised of $1.4 million related to the Microlab reporting unit and $8.4 million related to the CommAgility reporting unit. As of December 31, 2017 the Company’s consolidated goodwill balance of $10.3 million was comprised of $1.4 million related to the Microlab reporting unit and $8.9 million related to the CommAgility reporting unit. Management’s qualitative assessment performed in the fourth quarters of 2018 and 2017 did not indicate any impairment of goodwill.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018. As a result, in 2017, the Company re-measured its U.S. deferred tax assets at the new lower corporate income tax rate. The TCJA also requires a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of the Company’s foreign subsidiary as of December 31, 2017. To determine the amount of this transition tax, the Company must determine the amount of earnings generated since inception by the relevant foreign subsidiary, as well as the amount of non-U.S. income taxes paid on such earnings, in addition to potentially other factors. See note 12 to the Consolidated Financial Statements for a discussion of the impact the TCJA.

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

The Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of December 31, 2018 and 2017, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined in ASC 740, in which it is required to file income tax returns. Additionally, as a result of the CommAgility acquisition on February 17, 2017 the Company has identified the United Kingdom as “major” tax jurisdiction as of December 31, 2018 and 2017. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s Notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2018 and 2017, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months.

Stock-based compensation

The Company follows the provisions of ASC 718, “Compensation - Stock Compensation” which requires that compensation expense be recognized based on the fair value of the stock awards. The fair value of the stock awards is equal to the fair value of the Company’s stock on the date of grant. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. When options are granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when determining assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using daily price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The Company accounts for forfeitures when they occur.

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

Inventories and Inventory Valuation

Inventories are stated at the lower of cost (average cost) or net realizable value. The Company reviews inventory for excess and obsolescence based on best estimates of future demand, product lifecycle status and product development plans.

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

Warranties

The Company generally offers standard warranties against product defects. We estimate future warranty costs to be incurred based on historical warranty claims experience including estimates of material and service costs over the warranty period.

Comparison of the results of operations for the year ended December 31, 2018 with the year ended December 31, 2017

Net Revenues (in thousands)

	Twelve months ended December 31
	Revenue		% of Revenue		Change
	2018	2017	2018	2017	Amount	Pct.
Network Solutions	$22,275	$23,052	42.2%	50.0%	$(777)	-3.4%
Test and Measurement	14,212	13,380	26.9%	29.0%	832	6.2%
Embedded Solutions	16,301	9,646	30.9%	21.0%	6,655	69.0%
Total Net Revenues	$52,788	$46,078	100.0%	100.0%	$6,710	14.6%

Net consolidated revenues for the year ended December 31, 2018 were $52.8 million as compared to $46.1 million for the year ended December 31, 2017, an increase of $6.7 million or 14.6%. Embedded Solutions segment revenue increased $6.7 million primarily due to increased sales of digital processing hardware that is used in wireless network test equipment. Test and Measurement segment revenue increased $0.8 million or 6.2% due primarily to increased sales of noise generation components and modules to customers in the satellite industry and for use in optical applications offset by lower military and government orders. Network Solutions segment revenue decreased $0.8 million or 3.4% due primarily to the use of highly competitive pricing and decreases in certain passive RF component demand, which were only slightly offset by increased sales of active components and customized integrated solutions.

Gross Profit (in thousands)

	Twelve months ended December 31
	Gross Profit		Gross Profit %		Change
	2018	2017	2018	2017	Amount	Pct.
Network Solutions	$9,756	$9,064	43.8%	39.3%	$692	7.6%
Test and Measurement	7,018	5,854	49.4%	43.8%	1,164	19.9%
Embedded Solutions	7,393	4,343	45.4%	45.0%	3,050	70.2%
Total Gross Profit	$24,167	$19,261	45.8%	41.8%	$4,906	25.5%

Gross Profit increased by $4.9 million from 41.8% of revenue to 45.8% of revenue due primarily to increased volumes at the Embedded Solutions segment. The increase over 2017 also reflected inventory impairment charges recorded in 2017 related to the Network Solutions segment of $1.2 million and the Test and Measurement segment of $0.7 million. Network Solutions gross profit as a percentage of revenue in 2018 was adversely affected by lower volumes resulting from a highly competitive pricing environment and decreases in certain passive RF component demand.

Operating Expenses (in thousands)

	Twelve months ended December 31
	Operating Expenses		% of Revenue		Change
	2018	2017	2018	2017	Amount	Pct.
Research and Development	$4,909	$4,395	9.3%	9.5%	$514	11.7%
Sales and Marketing	7,595	6,960	14.4%	15.1%	635	9.1%
General and Administrative	10,306	11,027	19.5%	23.9%	(721)	-6.5%
Loss on Change in Fair Value of Contingent Consideration	578	(253)	1.1%	-0.5%	831	-328.5%
Total Operating Expenses	$23,388	$22,129	44.3%	48.0%	$1,259	5.7%

Research and development expenses increased $0.5 million due to the Embedded Solutions segment. Embedded Solutions segment research and development expenses increased $0.9 million due to investments in 5G research and development, the impact of a full 12 months of expense in 2018 versus 10.5 months expense in 2017 and the unfavorable impact of foreign exchange. The increase in the Embedded Solutions segment research and development expenses was offset by a $0.4 million decrease in research and development expenses in the Network Solutions and Test and Measurement segments due to lower third party spend.

Sales and marketing expenses increased $0.6 million primarily due to increased headcount in the Network Solutions segment offset by lower commission expense in the Network Solutions segment due to lower volumes.

General and administrative expenses decreased $0.7 million due to lower mergers and acquisitions expenses, and lower severance charges on executive team restructuring, offset by increased stock compensation and bonus expense. The increase also reflected the impact of a full year of CommAgility general and administrative expenses in 2018 versus 10.5 months in 2017 as well as the unfavorable impact of foreign exchange.

In 2018 the Company recorded a loss on change in fair value of contingent consideration of $0.6 million as our estimate of the earn-out payment related to the CommAgility acquisition was increased from our original estimate recorded at the time of acquisition due to the improved financial results of the business. In 2017 the Company recorded a gain on change in fair value of contingent consideration of $0.3 million.

Other income/expense

Other expenses increased $39 thousand due to higher foreign exchange unrealized and realized losses on transactions denominated in currencies other than our functional currencies.

Interest Expense

Interest expense increased $0.3 million due to a full year of borrowing under our Credit Facility versus 10.5 months in 2017 and an increase in our average borrowing rate due to an increase in Libor. Additionally, the Company recorded higher interest expense related to the CommAgility contingent consideration liability in 2018 due to increases in the liability as a result of higher financial results of the business than previously estimated.

Tax

The Company recorded tax expense of $48,000 in 2018 due primarily to deferred federal taxes in the U.S. offset by current and deferred tax benefits related to our foreign jurisdictions due to a research and development tax deduction and the reduction of the deferred tax liability. Tax expense for the year ended December 31, 2017 was $1.2 million primarily as a result of reduction of our net deferred tax asset largely driven by U.S. tax rate reductions due to the TCJA enacted in December 2017. The tax rate reductions as a result of TCJA resulted in a $2.5 million reduction in our U.S. deferred tax assets for the year ended December 31, 2017.

Net Loss

For the year ended December 31, 2018 net income was $35,000 or $0.00 per share as compared to a net loss of $4.5 million or $0.22 loss per share for the year ended December 31, 2017. The increase in net income is due to an increase in income before taxes due to the factors discussed above.

Liquidity and Capital Resources

As disclosed in Note 4 to the Consolidated Financial Statements, on February 16, 2017 the Company entered into a Credit Facility which provided for a term loan in the aggregate principal amount of $0.8 million (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the Credit Facility) of up to a maximum availability of $9 million. The proceeds of the Term Loan and Revolver were used to finance the acquisition of CommAgility. We expect our existing cash balance, cash generated by operations and borrowings available under our Credit Facility to be our primary sources of short-term liquidity, and we believe these sources will be sufficient to meet our liquidity needs for at least the next twelve months. As disclosed in Note 15 to the Consolidated Financial Statements, on February 27, 2019 the Company entered into Amendment No. 3 to the Credit Facility which extended the term of the Revolver to March 31, 2020. During the first quarter of 2019 the Company will pay the final deferred purchase price and contingent consideration amounts due related to the CommAgility acquisition which are approximately $0.4 million and $1.4 million, respectively, as of December 31, 2018. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of a former wholly owned subsidiary in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and as a result will increase the Company’s liquidity as cash needed to pay federal and state income taxes will be substantially reduced. Additionally, CommAgility benefits from a research and development deduction which significantly reduces the cash needed to pay taxes in the UK.

Cash and cash equivalents increased from $2.5 million at December 31, 2017 to $5.0 million at December 31, 2018 primarily due to cash generated from operations and borrowings under our Credit Facility, offset only in part by capital expenditures and deferred purchase price payments related to the CommAgility acquisition. As of December 31, 2018, substantially all of our cash and cash equivalents are held outside the United States. The asset based revolver under our Credit Facility is secured by the Company’s U.S. assets. Income taxes have been provided on foreign earnings such that there would be no significant income tax expense to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiary.

Operating Activities

Cash provided by operating activities was $4.0 million for the year ended December 31, 2018 as compared to cash provided by operating activities of $1.4 million for the year ended December 31, 2017. The improvement was primarily due to higher operating income across all of our segments.

Investing Activities

Cash used by investing activities was $1.7 million for the year ended December 31, 2018 and was primarily comprised of cash used for capital expenditures of $0.9 million and payment of deferred purchase price of $0.8 million related to the CommAgility acquisition. For the year ended December 31, 2017 cash used by investing activities was $10.4 million and was primarily related to cash used for the CommAgility acquisition of $9.4 million and capital expenditures of $0.9 million.

Financing Activities

Cash provided by financing activities was $0.5 million for the year ended December 31, 2018 as compared to $2.0 million for the year ended December 31, 2017. During the year ended December 31, 2018, net borrowings under the Credit Facility were $0.3 million and proceeds from stock option exercises were $0.3 million which were both partially offset by Term Loan principal payments of $0.2 million. During the year ended December 31, 2017 the Company received net proceeds of $1.2 million from the Revolver and received $0.8 million from the Term Loan. Principal repayments of the Term Loan during the year ended December 30, 2017 were $0.1 million. Additionally, the Company paid $0.2 million in debt issuance costs in 2017 associated with the Credit Facility.

As of December 31, 2018, $1.5 million was outstanding on the Revolver and $0.5 million was outstanding under the Term Loan. As of December 31, 2018 and 2017, and the date hereof, the Company is in compliance with the covenants of the Credit Facility.

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

The Company believes that its financial resources from working capital and availability under the Credit Facility are adequate to meet its current needs. The Company expects the cash flow of CommAgility to fund the deferred purchase price and contingent consideration liabilities related to the CommAgility acquisition. However, should current global economic conditions deteriorate, additional working capital funding may be required which may be difficult to obtain due to restrictive credit markets and covenants of our Credit Facility.

Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2018 consisted of the following:

Table of Contractual Obligations

(in thousands)

	Payments by Year

	Total	2019	2020	2021	2022	2023
Facility Leases	$2,134	$539	$510	$474	$488	$123

Operating and Equipment Leases	171	54	54	54	9	-

Purchase Obligations	7,860	7,860	-	-	-	-

Contingent Consideration Payment	1,442	1,442	-	-	-	-

Deferred Purchase Price Payments	852	852	-	-	-	-

	$12,459	$10,747	$564	$528	$497	$123

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, the Company does not have any off-balance sheet arrangements.

Effects of Inflation and Changing Prices

The Company does not anticipate that inflation or other expected changes in prices will significantly impact its business.

Recent Accounting Pronouncements Affecting the Company

A discussion of recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Wireless Telecom Group, Inc.

To the Board of Directors and Shareholders
Wireless Telecom Group, Inc.
Parsippany, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income/(loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

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

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since 2006.

New York, New York
March 12, 2019

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

(In thousands, except number of shares and par value)

	December 31	December 31
	2018	2017
CURRENT ASSETS
Cash & Cash Equivalents	$5,015	$2,458
Accounts Receivable - net of reserves of $44 and $44, respectively	8,638	9,041
Inventories - net of reserves of $1,910 and $1,856, respectively	6,884	6,526
Prepaid Expenses and Other Current Assets	1,689	4,733
TOTAL CURRENT ASSETS	22,226	22,758

PROPERTY PLANT AND EQUIPMENT - NET	2,578	2,730

OTHER ASSETS
Goodwill	9,778	10,260
Acquired Intangible Assets, net	3,206	4,511
Deferred Income Taxes	5,592	5,939
Other	787	723
TOTAL OTHER ASSETS	19,363	21,433

TOTAL ASSETS	$44,167	$46,921

CURRENT LIABILITIES
Short Term Debt	$2,016	$1,335
Accounts Payable	3,252	4,109
Accrued Expenses and Other Current Liabilities	6,083	2,894
Deferred Revenue	103	629
TOTAL CURRENT LIABILITIES	11,454	8,967

LONG TERM LIABILITIES
Long Term Debt	-	494
Other Long Term Liabilities	115	1,590
Deferred Tax Liability	616	767
TOTAL LONG TERM LIABILITIES	731	2,851

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value, 75,000,000 shares authorized, 34,393,252 and 33,868,252 shares issued, 21,205,251 and 22,772,167 shares outstanding	344	339
Additional Paid in Capital	48,479	47,494
Retained Earnings	7,556	7,176
Treasury Stock at Cost, 13,188,601 and 11,096,085 shares, respectively	(24,509)	(20,910)
Accumulated Other Comprehensive Income	112	1,004
TOTAL SHAREHOLDERS’ EQUITY	31,982	35,103

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,167	$46,921

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

Wireless Telecom Group, Inc.

(In thousands, except per share amounts)

	Twelve Months Ended
	December 31
	2018	2017
NET REVENUES	$52,788	$46,078

COST OF REVENUES	28,621	26,817

GROSS PROFIT	24,167	19,261

Operating Expenses
Research and Development	4,909	4,395
Sales and Marketing	7,595	6,960
General and Administrative	10,306	11,027
(Gain)/Loss on Change in Fair Value of Contingent Consideration	578	(253)
Total Operating Expenses	23,388	22,129

Operating Income/(Loss)	779	(2,868)

Other Income/(Expense)	(121)	(82)
Interest Expense	(575)	(296)

Income/(Loss) before taxes	83	(3,246)

Tax Provision	48	1,247

Net Income/(Loss)	$35	$(4,493)

Other Comprehensive Income/(Loss):
Foreign Currency Translation Adjustments	(892)	1,004
Comprehensive Income/(Loss)	$(857)	$(3,489)

Earnings/(Loss) Per Share:
Basic	$0.00	$(0.22)
Diluted	$0.00	$(0.22)

Weighted Average Shares Outstanding:
Basic	20,858	19,984
Diluted	21,566	19,984

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2016	29,786,224	$298	$40,562	$11,669	$(20,823)	$-	$31,706

Net Income/(Loss)	-	-	-	(4,493)	-	-	(4,493)

Issuance of shares in connection with stock options exercised	557,500	6	431	-	-	-	437

Share-based compensation expense	-	-	536	-	-	-	536

Issuance of shares in connection with CommAgility acquisition	3,487,528	35	5,965	-	-	-	6,000

Issuance of restricted stock	150,000	1	(1)	-	-	-	-

Forfeiture of Restricted Stock	(113,000)	(1)	1	-	-	-	-

Cumulative translation adjustment	-	-	-	-	-	1,004	1,004

Repurchase of Stock	-	-	-	-	(87)	-	(87)

Balances at December 31, 2017	33,868,252	$339	$47,494	$7,176	$(20,910)	$1,004	$35,103

Adoption of Accounting Standard	-	-	-	345	-	-	345

Adjusted Opening Equity	33,868,252	$339	$47,494	$7,521	$(20,910)	$1,004	$35,448

Net Income/(Loss)	-	-	-	35	-	-	35

Issuance of Shares in Connection with Stock Options Exercised	300,000	3	285	-	-	-	288

Issuance of Restricted Stock	225,000	2	(2)	-	-	-	-

Forfeiture of Shares Issued in Connection with CommAgility acquistion	-	-	-	-	(3,599)	-	(3,599)

Share-based Compensation Expense	-	-	702	-	-	-	702

Cumulative Translation Adjustment	-	-	-	-	-	(892)	(892)

Balances at December 31, 2018	34,393,252	$344	$48,479	$7,556	$(24,509)	$112	$31,982

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

(In thousands)

	For the Twelve Months
	Ended December 31
	2018	2017
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$35	$(4,493)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and Amortization	2,305	1,747
Amortization of Debt Issuance Fees	78	68
Share-based Compensation Expense	702	536
Deferred Rent	11	23
Deferred Income Taxes	233	1,395
Provision for Doubtful Accounts	-	33
Inventory Reserves	359	1,357
Changes in Assets and Liabilities, Net of Acquisition:
Accounts Receivable	231	(1,456)
Inventories	(751)	1,713
Prepaid Expenses and Other Assets	(850)	(119)
Accounts Payable	(735)	(210)
Accrued Expenses and Other Liabilities	2,372	809
Net Cash Provided by Operating Activities	3,990	1,403

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital Expenditures	(853)	(927)
Proceeds from Asset Disposal	-	7
Acquisition of Business, Net of Cash Acquired	(805)	(9,434)
Net Cash (Used) by Investing Activities	(1,658)	(10,354)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Revolver Borrowings	37,695	58,420
Revolver Repayments	(37,355)	(57,237)
Term Loan Borrowings	-	760
Term Loan Repayments	(152)	(114)
Debt Issuance Fees	-	(215)
Proceeds from Exercise of Stock Options	288	437
Shares Withheld for Employee Taxes	-	(87)
Net Cash Provided by Financing Activities	476	1,964

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(251)	94
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,557	(6,893)

Cash and Cash Equivalents, at Beginning of Period	2,458	9,351

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5,015	$2,458

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for Interest	$176	$125
Cash Paid During the Period for Income Taxes	$41	$68

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), is a global designer and manufacturer of advanced RF, microwave and millimeter wave components, modules, systems and instruments and currently markets its products and services worldwide under the Boonton, Microlab, Noisecom and CommAgility brands. Serving the wireless, telecommunication, satellite, military, aerospace, and semiconductor industries, Wireless Telecom Group products enable innovation across a wide range of traditional and emerging wireless technologies. With a unique set of high-performance products including peak power meters, signal analyzers, signal processing modules, long term evolution (“LTE”) physical layer (“PHY”) and stack software, power splitters and combiners, global positioning system (“GPS”) repeaters, public safety monitors, noise sources, and programmable noise generators, Wireless Telecom Group supports the development, testing, and deployment of wireless technologies around the globe. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name, Noise Com, Inc. (“Noisecom”), and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR (“Microlab”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”).

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

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The most significant estimates and assumptions include management’s analysis in support of inventory valuation, accounts receivable valuation, valuation of deferred tax assets, returns reserves, warranty accruals, intangible assets, estimated fair values of stock options and vesting periods of performance-based stock options and restricted stock and estimated fair values of acquired assets and liabilities in business combinations.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation.

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

For the years ended December 31, 2018 and 2017 one customer, from the Embedded Solutions segment, accounted for 22.0% and 10.4% of the Company’s total consolidated revenues, respectively. At December 31, 2018 one customer exceeded 10% of consolidated gross accounts receivable at 32.1%. At December 31, 2017, two customers exceeded 10% of consolidated gross accounts receivable at 17.8% and 11.2%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

For the year ended December 31, 2018 two suppliers exceed 10% of consolidated inventory purchases at 15% and 13%, respectively. For the year ended December 31, 2017 no single third-party supplier accounted for 10% or more of the Company’s total consolidated inventory purchases.

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

Inventories

Inventories are stated at the lower of cost (average cost) or net realizable value. Net realizable value is based upon an estimated average selling price reduced by estimated costs of completion, disposal and transportation. Reductions in inventory valuation are included in cost of sales in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Finished goods and work-in-process include material, labor and manufacturing expenses.

The Company reviews inventory for excess and obsolescence based on best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reduce the inventory cost basis. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

During the year ended 2017 the Company recorded inventory adjustments totaling $1.9 million comprised of an increase to the Company’s excess and obsolescence reserve of $1.1 million and the write off of gross inventory of $0.8 million. The charge was effected as a result of a review of inventory balances and net realizable value of the inventory following the launch of the Company’s lean manufacturing initiative and the adoption of a strategic product plan focused on product lifecycle acceleration.

Inventory carrying value is net of inventory reserves of approximately $1.9 million as of December 31, 2018 and 2017.

Inventories consist of (in thousands):	December 31,	December 31,
	2018	2017
Raw materials	$3,248	$3,231
Work-in-process	557	631
Finished goods	3,079	2,664
	$6,884	$6,526
33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally consist of income tax receivables, prepaid insurance, prepaid maintenance agreements and the short term portion of debt issuance costs. As of December 31, 2017, prepaid and other current assets included a $3.6 million contingent asset representing the fair value of consideration shares issued in connection with the CommAgility acquisition. Under the claw back provisions of the Share Purchase Agreement (see Note 3) the consideration shares were forfeited in March 2018 and are no longer outstanding. Accordingly, prepaid expenses and other current assets decreased by $3.6 million from December 31, 2017. The forfeited shares are recorded as treasury stock in the consolidated statement of shareholders’ equity as of December 31, 2018.

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

The Company’s goodwill balance relates to two of the Company’s reporting units, Embedded Solutions and Network Solutions. Management’s qualitative assessment performed in the fourth quarters of 2018 and 2017 did not indicate any impairment of goodwill as each reporting units fair value is estimated to be in excess of its carrying value.

Intangible and Long-lived Assets

Intangible assets include patents, non-competition agreements, customer relationships and trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to five years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

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

Contingent Consideration

Under the terms of the CommAgility Share Purchase Agreement (See Note 3) the Company may be required to pay additional purchase price if certain financial targets are achieved for the years ending December 31, 2017 and December 31, 2018. The financial targets for 2017 were not achieved therefore there was no earn-out payment made in the twelve months ended December 31, 2018. As of December 31, 2017, the Company estimated the fair value of the contingent consideration remaining to be paid based on the 2018 financial results to be $0.6 million. The Company is required to reassess the fair value of the contingent consideration at each reporting period.

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

During the twelve months ended December 31, 2018 the Company recorded a loss on change in fair value of contingent consideration liability of $0.6 million due to the improved financial results at CommAgility as compared to prior estimates. As of December 31, 2018, the Company’s contingent consideration liability is $1.4 million and is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The Company will satisfy this obligation with a cash payment to the sellers of CommAgility in the first quarter of 2019. The contingent consideration liability is considered a Level 3 fair value measurement.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at the weighted average spot rate for the periods presented. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the Company’s functional currency, are included in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognized $0.1 million in foreign exchange transaction losses in fiscal 2017 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to a separate section of shareholders’ equity in accumulated other comprehensive income and includes unrealized gains and losses excluded from net income. These unrealized gains and losses consist of changes in foreign currency translation.

Research and Development Costs

Research and development costs are charged to operations when incurred. The amounts charged to operations for the years ended December 31, 2018 and 2017 were $4.9 million and $4.4 million, respectively.

Advertising Costs

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $0.1 million for the years ended December 31, 2018 and 2017.

Stock-Based Compensation

The Company follows the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” which requires that compensation expense be recognized, based on the fair value of the stock awards. The fair value of the stock awards is equal to the fair value of the Company’s stock on the date of grant. The fair value of options at the date of grant are estimated using the Black-Scholes option pricing model. When performance-based options are granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when determining assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using daily price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The Company accounts for forfeitures when they occur.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options using the treasury stock method, the weighted average number of unvested restricted shares and the weighted-average number of restricted stock units outstanding for the period. Shares from stock options are included in the diluted earnings per share calculation only when options exercise prices are lower than the average market value of the common shares for the period presented. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	For the Years Ended December 31,
	2018	2017

Weighted average common shares outstanding	20,858,298	19,983,747
Potentially dilutive equity awards	707,492	877,935
Weighted average common shares outstanding, assuming dilution	21,565,790	20,861,682

The weighted average number of options to purchase common stock not included in diluted loss per share because the performance condition was not met in 2018 was 285,000. The weighted average number of options to purchase common stock not included in diluted loss per share in 2017, because the effects are anti-dilutive or the performance condition was not met, was 1,048,000.

Recent Accounting Pronouncements Adopted in 2018

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), using the “modified retrospective” method, meaning the standard is applied only to the most current period presented in the financial statements. Furthermore, we elected to apply the standard only to those contracts which were not completed as of the date of the adoption. Results for reporting periods beginning on the date of adoption are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with accounting standards in effect for those periods (see Note 2).

Upon adoption, a cumulative effect adjustment of $0.3 million was made and the impact resulted in an increase to the January 1, 2018 opening balance of retained earnings. The adjustment was based on customer-specific contracts in effect at December 31, 2017 and reflects revenue that would have been recognized in 2018 in accordance with Accounting Standard Codification (“ASC”) Topic 605, Revenue Recognition, and Subtopic 985, Software, collectively referred to as “Topic 605”. The beginning balance of deferred revenue decreased by $0.2 million representing amounts that were invoiced to customers and not recognized and prepaid and other current assets increased by $0.1 million representing unbilled receivables recognized under Topic 606. Further, accounts receivable increased $0.2 million as the contra accounts receivable balance representing estimated product returns was reclassified to other current liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

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

The following line items in our Consolidated Statement of Operations and Comprehensive Income/(Loss) for the twelve months ended December 31, 2018 and Consolidated Balance Sheet as of December 31, 2018 have been provided to reflect both the adoption of Topic 606 as well as a comparative presentation in accordance with Topic 605 previously in effect (in thousands):

	Twelve Months Ended December 31, 2018

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME	As Reported (in Accordance with ASC Topic 606)	Balances Without Adoption of ASC Topic 606	Impact of Adoption Higher/(Lower)

Net Revenues	$52,788	$52,590	$198
Operating income	779	581	198

Net income/(loss)	35	(163)	198

	As of December 31, 2018

CONDENSED CONSOLIDATED BALANCE SHEET	As Reported (in Accordance with ASC Topic 606)	Balances Without Adoption of ASC Topic 606	Impact of Adoption Higher/(Lower)

CURRENT LIABILITIES
Deferred revenue	$103	$608	$(505)
SHAREHOLDERS’ EQUITY
Retained earnings	7,556	7,051	505

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. We have adopted the requirements of the new lease standard effective January 1, 2019. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our financial statements. The impact of adoption will be the recognition of a right-to-use asset and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

corresponding lease liability on the Company’s Consolidated Balance Sheet in the amount of approximately $1.8 million. Adoption of the new lease standard will not have a significant impact on the Company’s Consolidated Statement of Operations and Comprehensive Income/(Loss).

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

NOTE 2 – REVENUE

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 95% of the Company’s total revenue for the twelve months ended December 31, 2018.

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
39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s Consolidated Balance Sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Contract assets are recorded in prepaid expenses and other current assets and are $0.3 million and $0.1 million as of December 31, 2018 and 2017 (as adjusted), respectively. Deferred revenue is $0.1 million and $0.4 million as of December 31, 2018 and 2017 (as adjusted), respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location for each of our segments as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands).

	Twelve Months Ended December 31, 2018
	Network Solutions	Test and Measurement	Embedded Solutions	Total
Total Net Revenues by Revenue Type
Passive and Active RF Solutions	$22,275	$-	$-	$22,275
Noise Generators and Components	-	6,130	-	6,130
Power Meters and Analyzers	-	6,769	-	6,769
Signal Processing Hardware	-	-	12,746	12,746
Software Licenses	-	-	704	704
Services	-	1,313	2,851	4,164
Total Net Revenue	$22,275	$14,212	$16,301	$52,788

Total Net Revenues by Geographic Areas
Americas	$18,871	$10,223	$3,755	$32,849
EMEA	2,591	1,659	12,019	16,269
APAC	813	2,330	527	3,670
Total Net Revenue	$22,275	$14,212	$16,301	$52,788

	Twelve Months Ended December 31, 2017
	Network Solutions	Test and Measurement	Embedded Solutions	Total
Total Net Revenues by Revenue Type
Passive and Active RF Solutions	$23,052	$-	$-	$23,052
Noise Generators and Components	-	4,928	-	4,928
Power Meters and Analyzers	-	7,367	-	7,367
Signal Processing Hardware	-	-	5,828	5,828
Software Licenses	-	-	564	564
Services	-	1,085	3,254	4,339
Total Net Revenue	$23,052	$13,380	$9,646	$46,078

Total Net Revenues by Geographic Areas
Americas	$19,789	$9,861	$3,790	$33,440
EMEA	2,432	1,595	4,889	8,916
APAC	831	1,924	967	3,722
Total Net Revenue	$23,052	$13,380	$9,646	$46,078
41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 3 - ACQUISITION

On February 17, 2017, Wireless Telecommunications, Ltd. (the “Acquisition Subsidiary”), a company incorporated in England and Wales which is a wholly owned subsidiary of Wireless Telecom Group, Inc., completed the acquisition of all of the issued shares in CommAgility a company incorporated in England and Wales (the “Acquisition”) from CommAgility’s founders. The Acquisition was completed pursuant to the terms of a Share Purchase Agreement, dated February 17, 2017, and entered into by and among the Company, the Acquisition Subsidiary and the founders. The Company paid $11.3 million in cash on acquisition date and issued 3,487,528 shares of newly issued common stock (“Consideration Shares”) with an acquisition date fair value of $6.0 million. In addition to the acquisition date cash purchase price the sellers were paid an additional $2.5 million in the form of deferred purchase price in installments beginning in March 2017 through January 2019 and were paid an additional purchase price adjustment based on working capital and cash levels of $1.4 million. Lastly, the sellers could have earned an additional purchase price (“contingent consideration”) if certain financial targets were met for the years ended December 31, 2017 and 2018 (See Note 1). The contingent consideration liability as of December 31, 2018 is $1.4 million and is expected to be paid in the first quarter of 2019.

Pursuant to the claw back provision of the Share Purchase Agreement, 2,092,516 of the Consideration Shares were subject to forfeiture and return to the Company if (a) 2017 EBITDA, as defined, generated by CommAgility was less than £2.4 million; or (b) 2018 EBITDA, as defined, generated by CommAgility was less than £2.4 million (in each case as determined by an audit of CommAgility conducted by the accountants of the Acquisition Subsidiary in accordance with the terms of the Share Purchase Agreement). In March 2018 all consideration shares were forfeited as the 2017 EBITDA threshold was not achieved.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. During the twelve months ended December 31, 2017 the Company recorded measurement period adjustments related to the completion of the valuation of intangible assets, contingent consideration, the contingent asset associated with the equity claw back and deferred taxes. The Company incurred $1.3 million of acquisition-related costs during the twelve months ended December 31, 2017, which is included as part of general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income/(Loss). In 2017, from the acquisition date of February 17, 2017, CommAgility contributed $9.6 million of net revenue to the Company. Various valuation techniques were used to estimate the fair value of assets acquired and the liabilities assumed which use significant unobservable inputs, or Level 3 inputs as defined by the fair value hierarchy. Using these valuation approaches requires the Company to make significant estimates and assumptions. The following table summarizes the allocation of the purchase consideration to the fair value of assets acquired and liabilities assumed at the date of acquisition including measurement period adjustments (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Amounts Recognized as of Acquisition Date
Cash at close	$11,318
Equity issued at close	6,000
Completion Cash Adjustment	1,382
Deferred Purchase Price	2,515
Contingent Consideration	754
Total Purchase Price	21,969

Cash	4,567
Accounts Receivable	2,234
Inventory	1,085
Intangible Assets	5,117
Contingent Asset	3,599
Other Assets	168
Fixed Assets	304
Accounts Payable	(1,174)
Accrued Expenses	(417)
Deferred Revenue	(639)
Deferred Tax Liability	(835)
Other Long Term Liabilities	(339)
Net Assets Acquired	13,670

Goodwill	$8,299

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating CommAgility into our operations. None of the goodwill recorded in this transaction is expected to be tax deductible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The following table summarizes the activity related to Contingent Consideration and Deferred Purchase Price for the twelve months ended December 31, 2017 and December 31, 2018 (in thousands):

	Contingent Consideration	Deferred Purchase Price
Balance at December 31, 2016	$-	$-
Fair Value At Acquisition Date	2,700	2,515
Accretion of Interest	73	-
Payment	-	(1,408)
Measurement Period Adjustment	(1,946)	-
Fair Value Adjustment	(253)	-
Foreign Currency Translation	56	123
Balance as of December 31, 2017	$630	$1,230
Accretion of Interest	281	-
Payment	-	(805)
Fair Value Adjustment	578	-
Foreign Currency Translation	(47)	-
Balance as of December 31, 2018	$1,442	$425

As of December 31, 2018, $0.4 million of deferred purchase price and $1.4 million of contingent consideration is included in accrued expenses and other current liabilities on the consolidated balance sheet. As of December 31, 2017, $0.8 million of deferred purchase price is included in accrued expenses and other current liabilities on the consolidated balance sheet and $0.6 million and $0.5 million of contingent consideration and deferred purchase price, respectively, is included in other long term liabilities on the consolidated balance sheet.

Pro Forma Information (Unaudited)

The following unaudited pro forma information presents the Company’s operations as if the CommAgility acquisition and related financing activities had occurred on January 1, 2016. The pro forma information includes the following adjustments (i) amortization of acquired definite-lived intangible assets; (ii) interest expense incurred in connection with the Credit Facility (described in further detail in Note 4) used to finance the acquisition of CommAgility; and (iii) inclusion of acquisition-related expenses in the earliest period presented. The 2017 pro forma combined statement of operations is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date and is not intended to be a projection of future results.

Pro-forma results for the year ended December 31, 2017 are presented below (in thousands, except per share amounts):

(Unaudited)	2017
Net Revenues	$48,130
Net loss	$(1,843)
Basic net loss per share	$(0.09)
Diluted net loss per share	$(0.09)
44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 4 - DEBT

Debt consists of the following (in thousands):

December 31, 2018
Revolver at LIBOR Plus Margin	$1,522
Term Loan at LIBOR Plus Margin	494
Total Debt	2,016
Debt Maturing within one year	(2,016)
Non-current portion of long term debt	$-

In connection with the acquisition of CommAgility, the Company entered into a Credit Facility with Bank of America, N.A. (the “Lender”) on February 16, 2017 (the “Credit Facility”), which provided for a term loan in the aggregate principal amount of $0.8 million (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the Credit Facility) of up to a maximum availability of $9.0 million (“Revolver Commitment Amount”). The borrowing base is calculated as 85% of eligible accounts receivable and inventory, as defined, subject to certain caps and limits. The borrowing base is calculated on a monthly basis. The proceeds of the Term Loan and Revolver were used to finance the acquisition of CommAgility.

In connection with the issuance of the Credit Facility, the Company paid lender and legal fees of $0.2 million which were primarily related to the Revolver and are capitalized and presented as other current and non-current assets in the Consolidated Balance Sheets. These costs are recognized as additional interest expense over the term of the related debt instrument using the straight line method which approximates the effective interest method.

The Company must repay the Term Loan in installments of $38,000 per quarter due on the first day of each fiscal quarter beginning April 1, 2017 and continuing until the Term Loan maturity date, on which the remaining balance is due in a final installment. The future principal payments under the Term Loan are $0.5 million in 2019. The Term Loan and Revolver are both scheduled to mature on November 16, 2019. On February 27, 2019 the Company entered into Amendment No. 3 to the Credit Facility which extends the termination date of the Revolver from November 16, 2019 to March 31, 2020.

The Term Loan and Revolver bear interest at the LIBOR rate plus a margin. The margin on the outstanding balance of the Company’s Term Loan and Revolver were fixed at 3.50% and 3.00% per annum, respectively, through September 30, 2017. Thereafter, the margins were subject to increase or decrease by Lender on the first day of each of the Borrowers’ fiscal quarters based upon the Fixed Charge Coverage Ratio (as defined in the Credit Facility) as of the most recently ended fiscal quarter falling into three levels. If the Company’s Fixed Charge Coverage Ratio is greater than or equal to 1.25 to 1.00, a margin of 3.25% and 2.75%, respectively, is added to LIBOR rate with a step up to 3.50% and 3.00%, respectively, if the ratio is greater than or equal 1.00 to 1.00 but less than 1.25 to 1.00 and another step up to 3.75% and 3.25%, respectively, if the ratio is less than 1.00 to 1.00. The Company is also required to pay a commitment fee on the unused commitments under the Revolver at a rate equal to 0.50% per annum and early termination fee of (a) 2% of the Revolver Commitment Amount and Term Loan if termination occurs before the first anniversary of the Credit Facility or (b) 1% of the Revolver Commitment Amount and Term Loan if termination occurs after the first anniversary of the Credit Facility but before the second anniversary of the Credit Facility. The Company’s interest rate plus margin as of December 31, 2018 was 5.38% and 5.88% for the Revolver and Term Loan, respectively. The Company’s interest rate plus margin as of December 31, 2017 was 4.38% and 4.88% for the Revolver and Term Loan, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

or bankruptcy, materially misleading representations or warranties, occurrence of a Change in Control (as defined) or occurrence of conditions that have a Material Adverse Effect (as defined).

As of December 31, 2018, and the date hereof, the Company is in compliance with the covenants of the Credit Facility.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	Network Solutions	Embedded Solutions	Total
Balance as of January 1, 2017	$1,351	$-	$1,351
CommAgility Acquisition	-	10,094	10,094
Measurement Period Adjustments	-	(1,795)	(1,795)
Foreign Currency Translation	-	610	610
Balance as of December 31, 2017	1,351	8,909	10,260
Foreign Currency Translation	-	(482)	(482)
Balance as of December 31, 2018	$1,351	$8,427	$9,778

Intangible assets consist of the following (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer Relationships	$2,766	$(1,082)	$71	$1,755
Patents	615	(240)	15	390
Non-Compete Agreements	1,107	(727)	41	421
Tradename	629	-	11	640
Total	$5,117	$(2,049)	$138	$3,206

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer Relationships	$2,766	$(494)	$178	$2,450
Patents	615	(109)	39	545
Non-Compete Agreements	1,107	(334)	69	842
Tradename	629	-	45	674
Total	$5,117	$(937)	$331	$4,511

Amortization of acquired intangible assets was $1.1 million and $0.9 million for the twelve months ended December 31, 2018 and 2017, respectively. Amortization of acquired intangible assets is included as part of general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The estimated future amortization expense related to intangible assets is as follows as of December 31, 2018 (in thousands):

2019	$1,061
2020	734
2021	687
2022	84
Total	$2,566

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consist of the following as of December 31 (in thousands):

	2018	2017
Machinery & Equipment	$7,928	$7,268
Furniture & Fixtures	440	383
Transportation Equipment	2	2
Leasehold Improvements	1,217	1,121
Gross property, plant and equipment	9,587	8,774

Less: accumulated depreciation	7,009	6,044
Net property, plant and equipment	$2,578	$2,730

Depreciation expense of $1.0 million and $0.7 million was recorded for the years ended December 31, 2018 and 2017, respectively.

NOTE 7 - OTHER ASSETS

Other assets consist of the following as of December 31 (in thousands):

	2018	2017
Long term debt issuance	$-	$69
Deferred S3 Costs	255	-
Deferred cost	96	124
Product demo assets	351	431
Security deposit	50	50
Other	35	49
Total	$787	$723

Product demo assets are net of accumulated amortization expense of $1.2 million and $1.1 million as of December 31, 2018 and 2017, respectively. Amortization expense related to demo assets was $0.2 million and $0.1 million in 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of December 31 (in thousands):

	2018	2017
Contingent Consideration Liability	$1,442	$-
Deferred purchase price	852	780
Bonus	800	360
Payroll and related benefits	755	669
Goods received not invoiced	435	39
Commissions	444	360
Sales and use and VAT tax	374	98
Professional fees	233	150
Return Reserve	199	-
Warranty Reserve	90	-
Other	459	194
Severance	-	244
Total	$6,083	$2,894

NOTE 9 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718. The Company’s results for the years ended December 31, 2018 and December 31, 2017 include stock based compensation expense totaling $0.7 million and $0.5 million, respectively. Such amounts have been included in the consolidated statement of operations and comprehensive loss within operating expenses.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of December 31, 2018, there are approximately 1.8 million shares available for issuance under the 2012 Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The following summarizes the components of share-based compensation expense for the years ending December 31 (in thousands):

	2018	2017
Performance Based Restricted Stock Awards	$-	$(62)
Service Based Restricted Stock Awards	172	230
Service Based Restricted Stock Units	175	-
Performance Based Stock Options	50	(235)
Service Based Stock Options	305	603
	$702	$536

As of December 31, 2018, $0.3 million of unrecognized compensation costs related to unvested stock options is expected to be recognized over a remaining weighted average period of 2.8 years, $0.3 million of unrecognized compensation costs related to unvested restricted shares is expected to be recognized over a remaining weighted average period of 3.6 years and $0.1 million of unrecognized compensation costs related to unvested restricted stock units is expected to be recognized over 6 months.

The company had no stock option or restricted share forfeitures during the twelve months ended December 31, 2018.

Restricted Common Stock Awards

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved equity compensation plans, as of December 31, 2018 and 2017, and changes during the twelve months ended December 31, 2018 and 2017, are presented below:

	2018		2017
Non-vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1	159,207	$1.64	244,291	$1.52
Granted	225,000	$1.68	150,000	$1.65
Vested and Issued	(152,084)	$1.64	(122,084)	$1.73
Forfeited	–	–	(113,000)	$1.77
Non-vested as of December 31	232,123	$1.68	159,207	$1.64
49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The following table summarizes the restricted common stock awards granted to certain directors and officers of the company during the years ended December 31, 2018 and 2017 under the 2012 Plan:

	Number of Shares	Fair Market Value per Granted Share	Vesting
2018
8/1/2018 – Service Grant – Employees	75,000	$2.01	Annual Vesting through August 2021
12/20/18 – Service Grant - Employees	150,000	$1.52	Annual Vesting through December 2022
2018 Total	225,000

2017
6/5/17 - Service Grant - BOD	150,000	$1.65	Next Annual Meeting - June 2018

Restricted Stock Units:

On June 5, 2018 the Company granted 25,000 Restricted Stock Units (“RSU”) to each of our five non-employee board members under the 2012 Plan. Each RSU represents the Company’s obligation to issue one share of the Company’s common stock subject to the RSU award agreement and 2012 Plan. The grant date fair value was $2.25 per share and the RSU’s vest on the day before the first anniversary of the grant date or, if earlier, the effective date of a separation of service due to death or disability, provided the board member has rendered continuous service to the Company as a member of the board of directors from grant date to vesting date. Once vested, the RSU will be settled by delivery of shares to the board member no later than 30 days following: 1) the third anniversary of the grant date, 2) separation from service following, or coincident with, a vesting date, or 3) a change in control.

A summary of restricted stock unit activity for the twelve months ended December 31, 2018 follows:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value

As of January 1	-	-
Granted	125,000	$2.25
Vested and Issued	-	-
Forfeited	-	-
Non-vested as of December 31	125,000	$2.25
50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Performance-Based Stock Option Awards

A summary of performance-based stock option activity, and related information for the years ended December 31, 2018 and December 31, 2017 follows:

	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of January 1	605,000	$1.21	2,165,000	$1.32
Granted	-	-	-	-
Exercised	(300,000)	$0.96	(550,000)	$0.75
Forfeited	-	-	(1,010,000)	$1.69
Expired	-	-	-	-
Outstanding as of December 31	305,000	$1.45	605,000	$1.21

Exercisable at December 31	20,000	$0.78	320,000	$0.95

The aggregate intrinsic value of performance-based stock options outstanding (regardless of whether or not such options are exercisable) as of December 31, 2018 was $0.1 million and the weighted average remaining contractual life was 6.6 years. The aggregate intrinsic value of performance-based stock options exercisable as of December 31, 2018 was approximately $20,000 and the weighted average remaining contractual life was 2.0 years. The intrinsic value of options exercised during the twelve months ended December 31, 2018 was $0.4 million.

The range of exercise prices of outstanding performance-based options at December 31, 2018 is $0.78 to $1.83 with a weighted average exercise price of $1.45 per share.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. As of December 31, 2018, the Company has determined that the performance conditions on 285,000 options granted in 2013 and later are probable of being achieved by the year ending 2021. The Company’s performance-based stock options granted prior to 2013 (consisting of 20,000 options) are fully amortized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Service-Based Stock Option Awards

A summary of service-based stock option activity and related information for the years ended December 31, 2018 and 2017 follows:

	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of January 1	1,815,000	$1.53	1,198,000	$1.51
Granted	160,000	$1.52	845,000	$1.68
Exercised	-	-	(7,500)	$1.61
Forfeited	-	-	(137,500)	$1.48
Expired	-	-	(83,000)	$3.00
Outstanding as of December 31	1,975,000	$1.52	1,815,000	$1.53

Exercisable at December 31	1,225,000	$1.49	566,667	$1.38

The aggregate intrinsic value of service-based stock options (regardless of whether or not such options are exercisable) as of December 31, 2018 was $0.5 million and the weighted average remaining contractual life was 8.0 years. The aggregate intrinsic value of service-based stock options exercisable as of December 31, 2018 was $0.3 million and the weighted average remaining contractual life was 7.8 years.

The range of exercise prices of outstanding service-based options at December 31, 2018 is $1.30 to $1.92 with a weighted average exercise price of $1.52 per share.

The following table presents the assumptions used to estimate the fair value of stock option awards granted during the twelve months ended December 31, 2018:

	Number of Options	Option Term (in years)	Exercise Price	Risk Free Interest Rate	Expected Volatility	Fair Value at Grant Date	Expected Dividend Yield
12/20/18 – Service Grant	160,000	4	$1.52	2.65%	48.53%	$0.62	$0.00
52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Financial information by reportable segment as of and for the years ended December 31, 2018 and 2017 is presented below (in thousands):

	For the twelve months ended December 31,
	2018	2017
Net sales by segment:
Network Solutions	$22,275	$23,052
Test and Measurement	14,212	13,380
Embedded Solutions	16,301	9,646
Total consolidated net sales of reportable segments	$52,788	$46,078

Segment income:
Network Solutions	$3,476	$2,935
Test and Measurement	1,728	431
Embedded Solutions	1,093	374
Income from reportable segments	6,297	3,740

Other unallocated amounts:
Corporate expenses	(5,519)	(6,685)
Other expenses - net	(695)	(301)
Consolidated income/(loss) before Income tax provision/(benefit)	$83	$(3,246)

Depreciation and amortization by segment:
Network Solutions	$539	$297
Test and Measurement	527	393
Embedded Solutions	1,239	1,057
Total depreciation and amortization for reportable segments	$2,305	$1,747

Capital expenditures by segment:
Network Solutions	$359	$426
Test and Measurement	193	300
Embedded Solutions	301	201
Total consolidated capital expenditures by reportable segment	$853	$927

	December 31, 2018	December 31, 2017
Total assets by segment:
Network Solutions	$10,088	$10,442
Test and Measurement	5,943	6,163
Embedded Solutions	16,804	21,733
Total assets for reportable segments	32,835	38,338

Corporate assets, principally cash and cash equivalents and deferred income taxes	11,332	8,583
Total consolidated assets	$44,167	$46,921
54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Regional Revenues

Net consolidated revenues from operations by region were as follows (in thousands):

	Twelve Months Ended December 31
	2018	2017
Americas	$32,849	$33,440
Europe, Middle East, Africa(EMEA)	16,269	8,916
Asia Pacific (APAC)	3,670	3,722
Total revenues	$52,788	$46,078

Net revenues are attributable to a geographic area based on the destination of the product shipment.

The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2018 and 2017, sales in the United States amounted to $31.9 million in each year.

For the year ended December 31, 2018 shipments to the EMEA regions for all reportable segments were largely concentrated in the UK, Italy and Ireland. Shipments to the UK, Italy and Ireland in 2018 amounted to $12.4 million, $0.5 million and $0.5 million, respectively. For the year ended December 31, 2017 shipments to the EMEA region for all reportable segments were largely concentrated in the UK, Israel and Germany. Shipments to the UK, Germany and Israel in 2017 amounted $5.6 million, $0.9 million and $0.8 million, respectively.

The largest concentration of shipments in the APAC region is to China. For the years ended December 31, 2018 and 2017, shipments to China amounted to $2.0 million and $1.6 million, of all shipments to the APAC region, respectively. There were no other shipments significantly concentrated in one country in the APAC region.

NOTE 11 - RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2018 and 2017 amounted to $0.2 million and $0.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 12 - INCOME TAXES-

The components of income tax expense related to net income (loss) from operations are as follows:

	Years Ended December 31,
	2018	2017
Current:
Federal	$-	$(4)
State	46	22
Foreign	(223)	(166)
Deferred:
Federal	389	1,672
State	(41)	(275)
Foreign	(123)	(2)
Total	$48	$1,247

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to operations:

	Years Ended December 31,
	2018	2017
	% of Pre Tax Earnings	% of Pre Tax Earnings
Statutory federal income tax rate	21.0%	(34.0)%
State income tax net of federal tax benefit	137.5	(3.5)
Changes in tax rates	0.0	67.4
Foreign rate difference	(239.7)	(1.5)
Repatriation tax - new law	0.0	4.8
Change in valuation allowance	(138.2)	4.4
Permanent differences	11.8	7.9
Research and development incentive	(342.7)	(6.7)
Global intangible low-taxed income	607.6	0.0
Other	(0.2)	(0.4)
Total	57.1%	38.4%

In 2018, the difference between the statutory and effective tax rate is due to global intangible low-taxed income, research and development deductions in the United Kingdom, foreign tax rate differences and a reduction in the state valuation allowance. In 2017 the difference between the statutory and effective tax rate is primarily due to the change in tax rates under TCJA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The components of deferred income taxes are as follows:

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$11,259	$11,979
Inventory	943	909
Research and development credit	648	648
Stock compensation	138	165
Other	73	108
Goodwill and intangible assets	(925)	(1,147)
Fixed assets	(438)	(439)
Gross deferred tax asset	11,698	12,223
Less valuation allowance	(6,722)	(7,051)
Net deferred tax asset	$4,976	$5,172

The Company has a domestic federal and state net operating loss carryforward at December 31, 2018 of approximately $18.0 million and $43.7 million, respectively, which begin to expire in 2029. The Company also has foreign net operating loss carryforwards at December 31, 2018 of approximately $15.0 million for German and UK corporate tax and German trade tax purposes.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowances of $6.7 million and $7.1 million at December 31, 2018 and 2017, respectively, are primarily associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of December 31, 2018, management believes that it is more likely than not that the Company will fully realize the benefits of its deferred tax assets associated with its domestic federal net operating loss carryforward.

The Company does not have any significant unrecognized tax positions and does not anticipate a significant increase or decrease in unrecognized tax positions within the next twelve months.

On December 22, 2017, the United States enacted TCJA which instituted fundamental changes to the taxation of multinational corporations, including a reduction of the U.S. corporate income tax rate to 21% beginning in 2018. In response to the complexities of this new legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to provide companies with transitional relief. Specifically, SAB 118 provided up to one year from the date of enactment for companies to finalize the accounting for the effects of this new legislation. As of December 31, 2018, the Company has completed the accounting for the tax effects of the TCJA and did not have any material adjustments related to changes made to provisional amounts in accordance with SAB 118 guidance.

The Company has elected to record taxes related to the global intangible low-taxed income as a period cost.

The Company has recognized $1.2 million net tax expense for the year ended 2017 which includes $2.5 million deferred tax expense from revaluing the Company’s deferred tax assets to reflect the new U.S. corporate tax rate. The TCJA also requires a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of the Company’s foreign subsidiary as of December 31, 2017. To determine the amount of this transition tax, the Company determined the amount of earnings generated since inception by the relevant foreign subsidiary, as well as the amount of non-U.S. income taxes paid on such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

earnings, in addition to potentially other factors. The Company’s earnings and profits from its foreign subsidiary under the transition tax calculation is offset by net operating losses thus no transition tax was payable.

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

Payment of a portion of the CommAgility purchase price is contingent on the achievement of certain financial targets for the years ending December 31, 2017 and 2018. The Company estimated the fair value of contingent consideration at acquisition date to be $0.8 million. During the twelve months ended December 31, 2018 the Company reassessed the fair value of the contingent consideration and recorded a loss in the amount of $0.6 million as a result of the improved financial results at CommAgility as compared to prior estimates. The significant inputs used in the fair value estimate include anticipated gross revenues and Adjusted EBITDA, as defined, and scenarios for the earn-out periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome. The estimated outcome is then discounted based on individual risk analysis of the liability which was 15% at December 31, 2018 and will be paid in March 2019. As of December 31, 2018 the Company’s contingent consideration liability is $1.4 million and is recorded in accrued expenses and other current liabilities on the consolidated balance sheet. The contingent consideration liability is considered a Level 3 fair value measurement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The future minimum facility lease payments are shown below (in thousands):

2019	$539
2020	510
2021	474
2022	488
2023	123
Total	$2,134

Rent expense, inclusive of common area maintenance charges, for the years ended December 31, 2018 and 2017 was approximately $0.8 million.

The Company leases certain equipment under operating lease arrangements. These operating leases expire in various years through 2022. All leases may be renewed at the end of their respective leasing periods.

The future minimum operating lease payments are shown below (in thousands):

2019	$54
2020	54
2021	54
2022	9
Total	$171

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

Expenditures incurred by the Company during the year ended December 31, 2018 and 2017 in connection with monitoring and testing at the site amounted to approximately $8,000 and $1,000, respectively. While management anticipates that the expenditures in connection with this site will not be substantial in future years, the Company could be subject to significant future liabilities and may incur significant future expenditures if further contaminants from Boonton’s testing are identified and the NJDEP requires additional remediation activities. Our estimate of future monitoring and testing costs is $35,000 through 2027 when we expect final release from the NJDEP. The Company will continue to be liable under the plan, in all future years, until such time as the NJDEP releases the Company from all obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

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

NOTE 15 – SUBSEQUENT EVENTS

On February 27, 2019 the Company entered into Amendment No. 3 to the Credit Facility which extends the termination date of the Revolver from November 16, 2019 to March 31, 2020.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data from operations (in thousands, except per share amounts).

2018	Quarter
	1st	2nd	3rd	4th
Net revenues	$13,264	$13,414	$14,019	$12,091
Gross profit	6,268	6,171	6,464	5,264
Operating income/(loss)	568	33	919	(741)
Net income/(loss)	374	(179)	558	(718)
Diluted earnings/(loss) per share	$0.02	$(0.01)	$0.03	$(0.03)

2017	Quarter
	1st	2nd	3rd	4th
Net revenues	$9,549	$11,933	$12,560	$12,036
Gross profit	4,333	3,344	6,113	5,471
Operating income/(loss)	(1,718)	(2,247)	804	293
Net income/(loss)	(1,231)	(1,368)	653	(2,547)
Diluted earnings/(loss) per share	$(0.06)	$(0.07)	$0.03	$(0.12)
60

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

The information required under this item is set forth under “Director Nominees and Executive Officers of the Company”, “Code of Business Conduct and Ethics” and “Corporate Governance Guidelines and Committees of the Board of Directors” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required under this item is set forth under “Executive Compensation”, “Compensation for the Named Executive Officers in 2018 and 2017”, “Director Compensation for 2018” and “Certain Relationships and Related Transactions” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about our equity compensation plans is set forth under “Equity Compensation Plan Information” in Item 5 of this annual report on Form 10-K, and is incorporated herein by reference.

The information about security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Committees of the Board of Directors” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this item is set forth under “Fees Paid to Principal Accountants” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2018 and 2017
		Consolidated Statements of Operations and Comprehensive Loss for the Two Years ended December 31, 2018
		Consolidated Statements of Changes in Shareholders’ Equity for the Two Years ended December 31, 2018
		Consolidated Statements of Cash Flows for the Two Years ended December 31, 2018
		Notes to Consolidated Financial Statements

	(2)	All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

	(3)	Exhibits

3.1	Restated Certificate of Incorporation of Wireless Telecom Group, Inc. (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group Inc.’s Annual Report on Form 10-K/A filed on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2016, Commission File No. 011-11916)

10.1*	Wireless Telecom Group, Inc. 2000 Stock Option Plan (incorporated herein by reference to Annex B to the Definitive Proxy Statement of Wireless Telecom Group, Inc., filed with the SEC on July 17, 2000)

10.2*	Amended and Restated Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Paul Genova (incorporated herein by reference to Exhibit 10.8 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission File No. 1-11916)

10.3*	Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Joseph Debold (incorporated herein by reference to Exhibit 10.9 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission File No. 1-11916)

10.4*	2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Annex A to the Definitive Proxy Statement of Wireless Telecom Group, Inc., filed with the SEC on April 30, 2012)

10.5*	Form of Restricted Stock Award Agreement under 2012 Incentive Compensation Plan (incorporated herein by reference Exhibit 10.11 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission file No. 1-11916)

10.6*	Severance Agreement, dated June 14, 2013, between Wireless Telecom Group, Inc. and Robert Censullo (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q, filed on August 14, 2013, Commission File No. 1-11916)

10.7*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2013, Commission File No. 1-11916)
63

10.8*	Amended and Restated 2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Appendix A to Wireless Telecom Group Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2014)

10.9*	Officer Incentive Compensation Plan of Wireless Telecom Group, Inc., dated April 22, 2015 (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 10-Q, filed with the SEC on May 13, 2015)

10.10	Fifth Amendment to Lease Agreement, dated May 1, 2015 and retroactively effective as of April 1, 2015, by and between Icon Keystone NJP III Owner Pool 4 NJ, LLC and Boonton Electronics Corporation (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 12, 2015, Commission File No. 001-11916)

10.11*	Executive Employment Agreement, dated June 30, 2016, between Wireless Telecom Group, Inc. and Timothy Whelan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 001-11916)

10.12*	Employment Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Michael Kandell (incorporated herein by reference to Exhibit 10.12 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 20, 2017, Commission File No. 001-11916)

10.13*	Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Robert Censullo (incorporated herein by reference to Exhibit 10.13 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 20, 2017, Commission File No. 001-11916)

10.14	Settlement Agreement and Site Release, dated December 16, 2016, by and among Wireless Telecom Group, Inc., Boonton Electronics Corp., WTT Acquisition Corp., Century Indemnity Company, as successor to Insurance Company of North America and Federal Insurance Company (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on December 22, 2016, Commission File No. 001-11916)

10.15*	Separation Agreement and General Release, dated February 10, 2017, between Wireless Telecom Group, Inc. and Robert Censullo (incorporated herein by reference to Exhibit 10.15 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 20, 2017, Commission File No. 001-11916)

10.16	Share Purchase Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Wireless Telecommunications, Ltd., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.17	Registration Rights Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.18	Lock Up Agreement, dated February 17, 2017, by and among Wireless Telecom 8roup, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)
64

10.19	Voting Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.20	Loan and Security Agreement, dated February 16, 2017, Wireless Telecom Group, Inc. Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.21	Amendment No. 1 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated August 3, 2017 (incorporated herein by reference to Exhibit 10.6 to Wireless Telecom Group’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916)

10.22*	Separation Agreement and General Release by and between Wireless Telecom Group, Inc. and Paul Steven Genova dated May 22, 2017 (incorporated herein by reference to Exhibit 10.7 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916)

10.23*	Amendment to Executive Employment Agreement by and between Wireless Telecom Group, Inc. and Timothy Whelan dated June 9, 2017 (incorporated herein by reference to Exhibit 10.8 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916)

10.24*	Separation Agreement and General Release by and between Wireless Telecom Group, Inc. and Joseph Debold dated November 30, 2017 (incorporated herein by reference to Exhibit 10.24 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K filed on March 12, 2018, Commission File No. 001-11916)

10.25*	Form of non-employee director Restricted Stock Unit grant agreement (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed August 8, 2018, Commission File No. 001-11916)

10.26*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan for grants after February 11, 2019

10.27*	Form of Restricted Stock Award Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan for grants after February 11, 2019

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, LLP)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

100.1	The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 12, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Shareholders’ Equity, and (v) the notes to the consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Securities 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*	Denotes a management contract or compensatory plan or arrangement.
65

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 12, 2019	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan L. Bazaar	Chairman of the Board	March 12, 2019
Alan L. Bazaar

/s/ Timothy Whelan	Chief Executive Officer	March 12, 2019
Timothy Whelan

/s/ Michael Kandell	Chief Financial Officer	March 12, 2019
Michael Kandell

/s/ Joseph Garrity	Director	March 12, 2019
Joseph Garrity

/s/ Mitchell Herbets	Director	March 12, 2019
Mitchell Herbets

/s/ Michael Millegan	Director	March 12, 2019
Michael Millegan

/s/ Allan D.L. Weinstein	Director	March 12, 2019
Allan D.L. Weinstein
66

EXHIBIT INDEX

Exhibit Number	Description
10.26*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan for grants after February 11, 2019
10.27*	Form of Restricted Stock Award Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan for grants after February 11, 2019

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, LLP)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

100.1	The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 12, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive loss, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in shareholders’ equity, and (v) the notes to the consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Securities 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*	Denotes a management contract or compensatory plan or arrangement.
67