Form 10-Q
period 2019-03-31
WIRELESS TELECOM GROUP INC
filed 2019-05-08
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	WTT	NYSE American

Number of shares of Common Stock outstanding as of April 22, 2019: 21,300,252

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31	December 31
	2019	2018
	(unaudited)
CURRENT ASSETS
Cash & Cash Equivalents	$2,457	$5,015
Accounts Receivable - net of reserves of $62 and $44, respectively	12,129	8,638
Inventories - net of reserves of $1,830 and $1,910, respectively	7,763	6,884
Prepaid Expenses and Other Current Assets	1,017	1,689

TOTAL CURRENT ASSETS	23,366	22,226

PROPERTY PLANT AND EQUIPMENT - NET	2,517	2,578

OTHER ASSETS
Goodwill	9,950	9,778
Acquired Intangible Assets, net	3,001	3,206
Deferred Income Taxes	5,751	5,592
Right Of Use Lease Asset	1,766	-
Other Assets	738	787

TOTAL OTHER ASSETS	21,206	19,363

TOTAL ASSETS	$47,089	$44,167

CURRENT LIABILITIES
Short Term Debt	$4,051	$2,016
Accounts Payable	5,215	3,252
Short Term Lease Liability	423	-
Accrued Expenses and Other Current Liabilities	2,967	6,083
Deferred Revenue	207	103

TOTAL CURRENT LIABILITIES	12,863	11,454

LONG TERM LIABILITIES
Long Term Lease Liability	1,350	-
Other Long Term Liabilities	96	115
Deferred Tax Liability	628	616

TOTAL LONG TERM LIABILITIES	2,074	731

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value, 75,000,000 shares authorized, 34,488,252 and 34,393,252 shares issued, 21,300,252 and 21,205,251 shares outstanding	345	344
Additional Paid in Capital	48,687	48,479
Retained Earnings	7,212	7,556
Treasury Stock at Cost, 13,188,601 and 13,188,601 shares, respectively	(24,509)	(24,509)
Accumulated Other Comprehensive Income	417	112

TOTAL SHAREHOLDERS’ EQUITY	32,152	31,982

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,089	$44,167

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months
	Ended March 31
	2019	2018
NET REVENUES	$13,032	$13,264

COST OF REVENUES	7,305	6,996

GROSS PROFIT	5,727	6,268

Operating Expenses
Research and Development	1,714	1,157
Sales and Marketing	1,937	1,910
General and Administrative	2,474	2,633

Total Operating Expenses	6,125	5,700

Operating Income/(Loss)	(398)	568

Other Income/(Expense)	31	(46)
Interest Expense	(115)	(92)

Income/(Loss) before taxes	(482)	430

Tax Provision/(Benefit)	(138)	56

Net Income/(Loss)	$(344)	$374

Other Comprehensive Income/(Loss):
Foreign Currency Translation Adjustments	305	579

Comprehensive Income/(Loss)	$(39)	$953

Earnings/(Loss) Per Share:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

Weighted Average Shares Outstanding:
Basic	20,973	20,644
Diluted	20,973	21,633

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months
	Ended March 31
	2019	2018
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(344)	$374
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Depreciation and Amortization	549	626
Amortization of Debt Issuance Fees	16	19
Share-based Compensation Expense	209	188
Deferred Rent	(6)	5
Deferred Income Taxes	(159)	37
Provision for Doubtful Accounts	18	(1)
Inventory Reserves	47	19
Changes in Assets and Liabilities:
Accounts Receivable	(3,456)	(1,574)
Inventories	(916)	(524)
Prepaid Expenses and Other Assets	792	(507)
Accounts Payable	1,888	(255)
Payment of Contingent Consideration	(772)	-
Accrued Expenses and Other Liabilities	(1,235)	635

Net Cash Used by Operating Activities	(3,369)	(958)

CASH FLOWS USED BY INVESTING ACTIVITIES
Capital Expenditures	(128)	(199)
Acquisition of Business	(426)	(811)

Net Cash Used by Investing Activities	(554)	(1,010)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Revolver Borrowings	9,788	10,603
Revolver Repayments	(7,715)	(9,191)
Term Loan Repayments	(38)	(38)
Payment of Contingent Consideration	(782)	-
Proceeds from Exercise of Stock Options	-	288

Net Cash Provided by Financing Activities	1,253	1,662

Effect of Exchange Rate Changes on Cash and Cash Equivalents	112	88
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,558)	(218)

Cash and Cash Equivalents, at Beginning of Period	5,015	2,458

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,457	$2,240

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for Interest	$41	$36
Cash Paid During the Period for Income Taxes	$26	$9

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2017	33,868,252	$339	$47,494	$7,176	$(20,910)	$1,004	$35,103

Adoption of Accounting Standard	-	-	-	345	-	-	345

Adjusted Opening Equity	33,868,252	$339	$47,494	$7,521	$(20,910)	$1,004	$35,448

Net Income/(Loss)	-	-	-	374	-	-	374

Issuance of Shares in Connection with Stock Options Exercised	300,000	3	285	-	-	-	288

Forfeiture of Shares Issued in Connection with CommAgility acquisition	-	-	-	-	(3,599)	-	(3,599)

Share-based Compensation Expense	-	-	188	-	-	-	188

Cumulative Translation Adjustment	-	-	-	-	-	579	579

Balances at March 31, 2018	34,168,252	$342	$47,967	$7,895	$(24,509)	$1,583	$33,278

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2018	34,393,252	$344	$48,479	$7,556	$(24,509)	$112	$31,982

Net Income/(Loss)	-	-	-	(344)	-	-	(344)

Issuance of Restricted Stock	95,000	1	(1)	-	-	-	-

Share-based Compensation Expense	-	-	209	-	-	-	209

Cumulative Translation Adjustment	-	-	-	-	-	305	305

Balances at March 31, 2019	34,488,252	$345	$48,687	$7,212	$(24,509)	$417	$32,152

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated balance sheet as of March 31, 2019, the consolidated statements of operations and comprehensive income/(loss) for the three months ended March 31, 2019 and 2018, the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 and the consolidated statement of shareholders’ equity for the three months ended March 31, 2019 and 2018 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, Noisecom, and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR LLC (“Microlab”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”). All intercompany transactions and balances have been eliminated in consolidation.

The Company presents its operations in three reportable segments: (1) Network Solutions, (2) Test and Measurement and (3) Embedded Solutions. The Network Solutions segment is comprised of the operations of Microlab. The Test and Measurement segment is comprised of the operations of Boonton and Noisecom. The Embedded Solutions segment is comprised of the operations of CommAgility.

It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s latest annual report (Form 10-K).

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate the Company’s fiscal periods ending March 31, 2019 and March 31, 2018, and references to “year-end” indicate the fiscal year ended December 31, 2018.

Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to fairly present the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2018. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been reduced for interim periods in accordance with SEC rules.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The majority of the Company’s cash balance is held outside of the United States.

Credit evaluations are performed on customers requiring credit over a certain amount. Credit risk is mitigated to a lesser extent through collateral such as letters of credit, bank guarantees or payment terms like cash in advance.

For the three months ended March 31, 2019 and 2018, one customer accounted for approximately 31% and 16% of the Company’s consolidated revenues, respectively. At March 31, 2019 and 2018, one customer accounted for 40% and 23% of consolidated gross accounts receivable, respectively.

Subsequent Events

Management has evaluated subsequent events and determined that there were no subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements, and the notes thereto, through the date the financial statements were issued.

NOTE 2 – Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which created new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the requirements of the new standard effective January 1, 2019 using the modified retrospective transition method, which applies the provisions of the standard at the effective date without adjustment to the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard:

•	Carry forward of historical lease classifications and accounting treatment;
•	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and
•	The option to not separate lease and non-lease components for certain equipment lease categories such as office printers and copiers.

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of $1.9 million on the consolidated balance sheet as of January 1, 2019. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 3.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of ASC Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard on January 1, 2019 and it did not have a material impact on our financial statements.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Except for the change in accounting policies for leases as a result of adopting Topic 842, there have been no other changes to our significant accounting policies as described in the 2018 Form 10-K that had a material impact on our consolidated financial statements and related notes.

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

NOTE 3 – Leases

The Company’s lease agreements consist of building leases for its operating locations and office equipment leases for printers and copiers with lease terms that range from less than 12 months to 8 years. At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. The Company’s leases for office equipment such as printers and copiers contain lease and non-lease components (i.e. maintenance). The Company accounts for lease and non-lease components of office equipment as a single lease component.

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the consolidated balance sheet as of March 31, 2019. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the consolidated statement of operations and comprehensive income/(loss).

An initial right-of-use asset of $1.9 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Subsequent to adoption of the new standard there were no new right-of-use assets recognized during the first quarter of 2019. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the first quarter of 2019 and is included in operating cash flows.

Operating lease costs were $0.1 million during the first quarter of 2019. Right of use assets in the amount of $1.8 million are included in the consolidated balance sheet as of March 31, 2019.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of March 31, 2019.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands)	March 31, 2019
Maturity of Lease Liabilities
2019 (remaining)	$383
2020	511
2021	474
2022	488
2023	123
Thereafter	-
Total Undiscounted Operating Lease Payments	1,979

Less: imputed interest	(206)
Present Value of Operating Lease Liabilities	1,773

Other information
Weighted-average remaining lease term for operating leases (in months)	47
Weighted-average discount rate for operating leases	5.70%

NOTE 4 – Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 99% and 95% of the Company’s total revenue for the three months ended March 31, 2019 and 2018, respectively.

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
10

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Significant Judgments

For the Company’s more complex software and services arrangements significant judgment is required in determining whether licenses and services are distinct performance obligations that should be accounted for separately, or are not distinct, and thus accounted for together. Further, in cases where we determine that performance obligations should be accounted for separately, judgment is required to determine the standalone selling price for each distinct performance obligation.

Certain of the Company shipments include a limited return right. In those cases the Company recognizes revenue net of expected returns.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s consolidated balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Contract assets are recorded in prepaid expenses and other current assets and were immaterial as of March 31, 2019 and $0.3 million as of December 31, 2018. Deferred revenue is $0.2 million and $0.1 million as of March 31, 2019 and December 31, 2018, respectively.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location for each of our segments as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands).

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31, 2019

	Network Solutions	Test and Measurement	Embedded Solutions	Total
Total Net Revenues by Revenue Type
Passive RF Components	$5,758	$-	$-	$5,758
Noise Generators and Components	-	1,446	-	1,446
Power Meters and Analyzers	-	1,308	-	1,308
Signal Processing Hardware	-	-	4,058	4,058
Software Licenses	-	-	3	3
Services	-	276	183	459
Total Net Revenue	$5,758	$3,030	$4,244	$13,032

Total Net Revenues by Geographic Areas
Americas	$5,203	$1,804	$175	$7,182
EMEA	501	549	4,061	5,111
APAC	54	677	8	739
Total Net Revenue	$5,758	$3,030	$4,244	$13,032

	Three Months Ended March 31, 2018

	Network Solutions	Test and Measurement	Embedded Solutions	Total
Total Net Revenues by Revenue Type
Passive RF Components	$5,511	$-	$-	$5,511
Noise Generators and Components	-	1,499	-	1,499
Power Meters and Analyzers	-	1,980	-	1,980
Signal Processing Hardware	-	-	2,906	2,906
Software Licenses	-	-	483	483
Services	-	284	601	885
Total Net Revenue	$5,511	$3,763	$3,990	$13,264

Total Net Revenues by Geographic Areas
Americas	$4,159	$2,515	$1,423	$8,097
EMEA	941	449	2,370	3,760
APAC	411	799	197	1,407
Total Net Revenue	$5,511	$3,763	$3,990	$13,264

NOTE 5 – Acquisition of CommAgility

On February 17, 2017, Wireless Telecommunications, Ltd. (the “Acquisition Subsidiary”), a company incorporated in England and Wales which is a wholly owned subsidiary of Wireless Telecom Group, Inc., completed the acquisition of all the issued shares in CommAgility from CommAgility’s founders. The Acquisition was completed pursuant to the terms of a Share Purchase Agreement, dated February 17, 2017, and entered into by and among the Company, the Acquisition Subsidiary and the founders. The Company paid $11.3 million in cash on acquisition date and issued 3,487,528 shares of newly issued Company common stock (“Consideration Shares”) with an acquisition date fair value of $6.0 million. In addition to the acquisition date cash purchase price, the sellers were paid an additional $2.5 million in the form of deferred purchase price installments beginning in March 2017 through January 2019 and were paid an additional purchase price adjustment based on working capital and cash levels of $1.4 million. Lastly, the sellers earned $1.5 million in contingent consideration as a result of meeting certain financial targets for the year ended December 31, 2018. The contingent consideration was paid in March 2019. Approximately $0.7 million of the

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

contingent consideration payment is classified as cash used by operating activities in the consolidated statement of cash flows for the first quarter 2019 and approximately $0.8 million is classified as cash used for financing activities in the consolidated statement of cash flows for the first quarter 2019 in accordance with ASU 2016-15 Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). Under ASU 2016-15 the portion of the cash payment up to the acquisition date fair value of the contingent consideration liability (including measurement period adjustments) is classified as a financing outflow, and the amounts paid in excess of the acquisition date fair value of that liability will be classified as operating outflows.

Pursuant to the Share Purchase Agreement, 2,092,516 of the Consideration Shares were subject to forfeiture and return to the Company if (a) 2017 Adjusted EBITDA, as defined, generated by CommAgility was less than £2.4 million; or (b) 2018 Adjusted EBITDA, as defined, generated by CommAgility was less than £2.4 million (in each case as determined by an audit of CommAgility conducted by the accountants of the Acquisition Subsidiary in accordance with the terms of the Share Purchase Agreement). In March 2018 all consideration shares which are valued at $3.6 million were forfeited as the 2017 EBITDA threshold was not achieved. The forfeited shares are recorded as treasury stock in the consolidated statement of shareholders’ equity as of March 31, 2019 and December 31, 2018.

The total purchase price for the CommAgility acquisition, including the final contingent consideration payment, is $14.6 million which is net of cash acquired. There are no further purchase price obligations under the Stock Purchase Agreement as of March 31, 2019.

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

As of March 31, 2019 the Company’s deferred tax asset of $5.1 million is net of a valuation allowance of $6.7 million which is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit.

The effective rate of income tax benefit of 28.6% for the three months ended March 31, 2019 was higher than the statutory rates in the United States and United Kingdom primarily due to the impact of global intangible low-taxed income or “GILTI” related to our controlled foreign corporation offset by research and development deductions in the UK.

The effective rate of income tax provision of 13% for the three months ended March 31, 2018 was lower than the statutory rates in the United States and United Kingdom primarily due to research and development deductions in the United Kingdom and non-qualified stock option deductions offset by nondeductible expenses and U.S. state income taxes.

NOTE 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period and, when dilutive, potential shares from stock options using the treasury stock method, unvested restricted shares and the weighted-average number of restricted stock units outstanding for the period. Shares from stock options are included in the diluted earnings per share calculation only when options exercise prices are lower than the average market value of the common shares for the period presented. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2019	2018

Weighted average common shares outstanding	20,972,612	20,644,409

Potentially dilutive equity awards	708,736	988,708

Weighted average common shares outstanding, assuming dilution	21,681,348	21,633,117

For the three months ended March 31, 2019 the weighted-average number of options to purchase common stock not included in diluted loss per share because the effects are anti-dilutive or the performance condition was not met was 405,000.

NOTE 8 – Inventories

Inventory carrying value is net of inventory reserves of $1.8 million and $1.9 million at March 31, 2019 and December 31, 2018, respectively.

Inventories consist of (in thousands):	March 31,	December 31,
	2019	2018
Raw materials	$3,998	$3,248
Work-in-process	592	557
Finished goods	3,173	3,079
	$7,763	$6,884

NOTE 9 – Debt

Debt consists of the following (in thousands):

March 31, 2019
Revolver at LIBOR Plus Margin	$3,595
Term Loan at LIBOR Plus Margin	456
Total Debt	4,051
Debt maturing within one year	(4,051)
Non-current portion of long term debt	$-

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company must repay the Term Loan in installments of $38,000 per quarter due on the first day of each fiscal quarter beginning April 1, 2017 and continuing until the term loan maturity date, on which the remaining balance is due in a final installment. The Term Loan and Revolver were both scheduled to mature on November 16, 2019. On February 26, 2019, the Company entered into Amendment No. 3 to the Credit Facility which extends the termination date of the Revolver from November 16, 2019 to March 31, 2020.

The Term and Revolver Loans bear interest at the LIBOR rate plus a margin. The margin on the outstanding balance of the Company’s Term Loans and Revolver Loans were fixed at 3.50% and 3.00% per annum, respectively, through September 30, 2017. Thereafter, the margins were subject to increase or decrease by Lender on the first day of each of the Borrowers’ fiscal quarters based upon the Fixed Charge Coverage Ratio (as defined in the Credit Facility) as of the most recently ended fiscal quarter falling into one of three levels. If the Company’s Fixed Charge Coverage Ratio is greater than or equal to 1.25 to 1.00, a margin of 3.25% and 2.75%, respectively, is added to LIBOR rate with a step up to 3.50% and 3.00%, respectively, if the ratio is greater than or equal 1.00 to 1.00 but less than 1.25 to 1.00 and another step up to 3.75% and 3.25%, respectively, if the ratio is less than 1.00 to 1.00. The Company is also required to pay a commitment fee on the unused commitments under the Revolver at a rate equal to 0.50% per annum and early termination fee of (a) 2% of the Revolver Commitment Amount and Term Loan if termination occurs before the first anniversary of the Credit Facility or (b) 1% of the Revolver Commitment Amount and Term Loan if termination occurs after the first anniversary of the Credit Facility but before the second anniversary of the Credit Facility. The Company’s interest rate plus margin as of March 31, 2019 on the Credit Facility was 5.25% and 5.75% for the Revolver and Term Loan, respectively. The Company’s interest rate plus margin as of December 31, 2018 on the Credit Facility was 5.38% and 5.88% for the Revolver and Term Loan, respectively.

The Credit Facility is secured by liens on substantially all of the Company’s and its domestic subsidiaries’ assets including a pledge of 66 1/3% of the equity interests in the Company’s Foreign Subsidiaries (as defined in the Credit Facility). The Credit Facility contains customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. Events of default under the Credit Facility include but are not limited to: failure to pay obligations when due, breach or failure of any covenant, insolvency or bankruptcy, materially misleading representations or warranties, occurrence of a Change in Control (as defined in the Credit Facility) or occurrence of conditions that have a Material Adverse Effect (as defined in the Credit Facility).

As of March 31, 2019, and the date hereof, the Company is in compliance with the covenants of the Credit Facility.

NOTE 10 - Accounting for Stock Based Compensation

The Company’s results for the three month period ended March 31, 2019 includes $0.2 million related to stock based compensation expense. Such amounts have been included in the consolidated statement of operations and comprehensive income/(loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of March 31, 2019, there are approximately 1.7 million shares available for issuance under the 2012 Plan.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Restricted Common Stock Awards

On January 11, 2019 the Company granted 95,000 restricted stock awards to employees under the 2012 Plan. The awards vest in equal annual installments over a three year period or upon a change in control, as defined in the 2012 Plan, as long as the grantee continues to provide service to the Company until the applicable vesting date. The grant date fair value of the restricted stock awards was $1.56 per share.

Service-Based Stock Option Awards

On January 11, 2019 the Company granted 15,000 incentive stock options. The stock options vest in equal annual installments over a three year period or upon a change in control, as defined in the 2012 Plan, as long as the grantee continues to provide service to the Company until the applicable vesting date. The following table presents the assumptions used to estimate the fair value of the stock option award granted in the first quarter of 2019 under the Black Scholes model:

	Number of Options	Option Term (in years)	Exercise Price	Risk Free Interest Rate	Expected Volatility	Fair Value at Grant Date	Expected Dividend Yield
January 11, 2019	15,000	3	$1.56	2.52%	49.80%	$0.56	$0.00

Outstanding Stock Options and Unvested Restricted Awards

As of March 31, 2019 there were 1,950,000 service based stock options outstanding and 305,000 performance based stock options outstanding. The range of exercise prices of outstanding stock options is $0.78 to $1.92. The number of potentially dilutive common shares from stock options (options with exercise prices that are lower than the average market value of common shares for the period presented) is 266,653 as of March 31, 2019 and have an average exercise price of $1.48 per share.

Additionally, as of March 31, 2019, there were 327,123 unvested restricted shares and 125,000 unvested restricted stock units outstanding.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Embedded Solutions

The Embedded Solutions segment is comprised of the operations of CommAgility. Embedded Solutions supplies signal processing technology for network validation systems supporting LTE and emerging 5G networks. Additionally, this segment licenses, implements and configures LTE PHY layer and stack software for private LTE networks supporting satellite communications, the military and aerospace industries. Customers include wireless communication test equipment companies, defense subcontractors and global technology and services companies.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on income or loss from operations, excluding interest, corporate expenses and other income (expenses).

Financial information by reportable segment for the respective periods is set forth below (in thousands):

	For the three months ended March 31,
	2019	2018
Net revenue by segment:
Network Solutions	$5,758	$5,511
Test and Measurement	3,030	3,763
Embedded Solutions	4,244	3,990
Total consolidated net revenue of reportable segments	13,032	13,264

Segment income (loss):
Network Solutions	707	813
Test and Measurement	235	510
Embedded Solutions	(67)	611
Income (loss) from reportable segments	875	1,934

Other unallocated amounts:
Corporate expenses	(1,272)	(1,365)
Other (expenses) income - net	(85)	(139)
Consolidated income/(loss) before Income tax provision/(benefit)	$(482)	$430

Depreciation and amortization by segment:
Network Solutions	$123	$136
Test and Measurement	115	175
Embedded Solutions	311	315
Total depreciation and amortization for reportable segments	$549	$626

Capital expenditures by segment:
Network Solutions	$28	$78
Test and Measurement	59	102
Embedded Solutions	41	19
Total consolidated capital expenditures by reportable segment	$128	$199
17

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31, 2019	December 31, 2018
Total assets by segment:
Network Solutions	$11,078	$10,088
Test and Measurement	8,304	5,943
Embedded Solutions	18,630	16,804
Total assets for reportable segments	38,012	32,835

Corporate assets, principally cash and cash equivalents and deferred income taxes	9,077	11,332
Total consolidated assets	$47,089	$44,167

NOTE 13 – COMMITMENTS AND CONTINGENCIES

There have been no material changes in our commitments and contingencies and risks and uncertainties as of March 31, 2019 from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2018.

INTRODUCTION

Highlights from the First Quarter:

•	Net revenues of $13.0 million for first quarter 2019, a year over year decrease of 2%. Revenue increases at Embedded Solutions and Network Solutions offset by Test and Measurement.

•	Loss before taxes of $0.5 million for the first quarter 2019 primarily due to lower margin product mix.

•	Net cash used by operations of $3.4 million in the first quarter 2019 due to working capital investments, primarily an increase in accounts receivable, and payment of contingent consideration related to CommAgility.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Net Revenues (in thousands)

	Three months ended March 31
	Revenue		% of Revenue		Change
	2019	2018	2019	2018	Amount	Pct.
Network Solutions	$5,758	$5,511	44.2%	41.5%	$247	4.5%
Test and Measurement	3,030	3,763	23.3%	28.4%	(733)	-19.5%
Embedded Solutions	4,244	3,990	32.6%	30.1%	254	6.4%
Total Net Revenues	$13,032	$13,264	100.0%	100.0%	$(232)	-1.7%

Net consolidated revenues decreased $0.2 million or 1.7% due primarily to the Test Measurement segment which decreased 19.5% as a result of lower government orders year over year. Embedded Solutions segment revenue increased 6.4% on higher sales of digital signal processing hardware and Network Solutions segment revenue increased 4.5% on increased large venue projects and customized solutions.

Gross Profit (in thousands)

	Three months ended March 31
	Gross Profit		Gross Profit %		Change
	2019	2018	2019	2018	Amount	Pct.
Network Solutions	$2,389	$2,442	41.5%	44.3%	$(53)	-2.2%
Test and Measurement	1,569	1,845	51.8%	49.0%	(276)	-15.0%
Embedded Solutions	1,769	1,981	41.7%	49.6%	(212)	-10.7%
Total Gross Profit	$5,727	$6,268	43.9%	47.3%	$(541)	-8.6%

Consolidated gross profit for the first quarter decreased from 47.3% to 43.9% due primarily to product mix in the Embedded Solutions segment as a result of higher margin software revenue in 2018 and a higher percentage of lower margin hardware revenue in 2019. Also contributing to the lower consolidated gross profit year over year was a slight decrease in Network Solutions gross profit as a result of greater sales of lower margin products and competitive pricing in the industry. This was offset by increased gross profit margin at the Test and Measurement segment as a result of a more favorable product mix.

Operating Expenses (in thousands)

	Three months ended March 31
	Operating Expenses		% of Revenue		Change
	2019	2018	2019	2018	Amount	Pct.
Research and Development	$1,714	$1,157	13.2%	8.7%	$557	48.1%
Sales and Marketing	1,937	1,910	14.9%	14.4%	27	1.4%
General and Administrative	2,474	2,633	19.0%	19.9%	(159)	-6.0%
Total Operating Expenses	$6,125	$5,700	47.0%	43.0%	$425	7.5%

Research and development expenses increased $0.6 million from the prior year period due to increased headcount and investment with product roadmap initiatives, specifically the 5G product roadmap initiative at Embedded Solutions. This was partially offset by a favorable foreign exchange impact.

Sales and marketing expenses were flat as compared to the year-ago period as the increased costs in the first quarter of 2019 related to the increase in headcount in the second half of fiscal 2018 at Network Solutions and Test and Measurement which were offset by the favorable foreign exchange impact and lower external commissions due to lower sales.

General and administrative expenses decreased $0.2 million primarily due to lower bonus expense and warranty expense as well as the favorable foreign exchange impact.

Other Income/(Expense)

Other income/(expense) increased $77,000 from expense of $46,000 in the 2018 period to income of $31,000 in the current period on foreign exchange gains recognized on monetary assets and liabilities denominated in currencies other than our functional currencies.

Interest Expense

Consolidated interest expense increased $23,000 from the prior year period due primarily to higher accretion expense on the contingent consideration liability related to CommAgility.

Taxes

The Company recorded an income tax benefit for the three months ended March 31, 2019 of $138,000 as compared to income tax expense in the prior year period as a result of the loss from operations in the current year.

Net Income/Loss

Net loss for the three months ended March 31, 2019 is $0.3 million or loss per share of $.02 as compared to net income of $0.3 million or earnings per share of $.02 in the 2018 first quarter. Lower gross margins at Embedded Solutions and Network Solutions, due primarily to lower margin product mix coupled with higher operating expenses related to investments in 5G roadmap development, contributed to the net loss as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As described in Note 9 to the consolidated financial statements, on February 26, 2019 the Company entered into Amendment No. 3 to the Credit Facility which extends the termination date of the Revolver from November 16, 2019 to March 31, 2020. We believe we can further extend the existing Credit Facility beyond March 31, 2020 at terms similar to our current agreement. We expect borrowings available to us under our Credit Facility, our existing cash balance and cash generated by operations to be our primary sources of short-term liquidity. We believe these sources in combination with an extension of our existing Credit Facility beyond March 31, 2020 will be sufficient to meet our liquidity needs for at least the next twelve months.

Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of a former wholly owned subsidiary in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and, as a result, will increase the Company’s liquidity as cash needed to pay federal income taxes will be substantially reduced.

As of March 31, 2019, substantially all of our cash and cash equivalents are held outside the United States. The asset based revolver under our Credit Facility is secured by the Company’s U.S. assets. Income taxes have been provided on foreign earnings such that there would be no significant income tax expense to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiary.

Operating Activities

Cash used by operating activities was $3.4 million for the three months ended March 31, 2019 which is higher than the prior year period of $1.0 million. The increase was due to increases in working capital, specifically accounts receivable and inventory, as well as the payment of the contingent consideration related to CommAgility in the first quarter of 2019. $0.8 million of the CommAgility contingent consideration payment is included in cash used from operating activities in accordance with ASU 2016-15.

Investing Activities

Cash used by investing activities was $0.6 million for the three months ended March 31, 2019 and was comprised of capital expenditures and payment of the final deferred purchase price for the CommAgility acquisition.

Financing Activities

Cash provided by financing activities was $1.3 million for the three months ended March 31, 2019 as compared to $1.7 million for the three months ended March 31, 2018. The decrease from the prior year is primarily due to the payment of the CommAgility contingent consideration of which $0.7 million is included in cash provided by financing activities under ASU 2016-15.

Overall, cash and cash equivalents decreased $2.6 million during the three months ended March 31, 2019 for the reasons noted above.

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

Critical Accounting Policies

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2018 Form 10-K, except for adoption of Topic 842 which is described in Note 2 and Note 3.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our sources of short-term liquidity and our belief that these sources will be sufficient to meet our liquidity needs for at least the next 12 months; that financial resources from working capital and our availability under the asset-based revolver are adequate to meet our current needs; and that we believe we can extend the existing Credit Facility at terms similar to our current agreement. These statements involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our intellectual property rights, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, our ability to manage risks related to our information technology and cyber security, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this Quarterly Report on Form 10-Q. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2018 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2017, Commission File No. 011-11916)

10.1	Amendment No. 3 to the Loan and Security Agreement and consent by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR LLC, as borrowers, and Bank of America N.A., as lender, dated February 27, 2019.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed on May 8, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** Furnished herewith.
23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated:	May 8, 2019
		By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated:	May 8, 2019
		By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer
24

EXHIBIT INDEX

Exhibits Number No.	Exhibit Description

10.1	Amendment No. 3 to the Loan and Security Agreement and consent by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR LLC, as borrowers, and Bank of America N.A., as lender, dated February 27, 2019.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed on May 8, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
25