Form 10-Q
period 2019-06-30
WIRELESS TELECOM GROUP INC
filed 2019-08-13
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Number of shares of Common Stock outstanding as of July 22, 2019: 21,300,252

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30 2019	December 31 2018
	(Unaudited)
CURRENT ASSETS
Cash & Cash Equivalents	$4,407	$5,015
Accounts Receivable - net of reserves of $63 and $44, respectively	9,565	8,638
Inventories - net of reserves of $1,919 and $1,910, respectively	8,490	6,884
Prepaid Expenses and Other Current Assets	973	1,689

TOTAL CURRENT ASSETS	23,435	22,226

PROPERTY PLANT AND EQUIPMENT - NET	2,411	2,578

OTHER ASSETS
Goodwill	9,751	9,778
Acquired Intangible Assets, net	2,667	3,206
Deferred Income Taxes	5,737	5,592
Right Of Use Assets	1,657	-
Other	577	787

TOTAL OTHER ASSETS	20,389	19,363

TOTAL ASSETS	$46,235	$44,167

CURRENT LIABILITIES
Short Term Debt	$2,892	$2,016
Accounts Payable	5,266	3,252
Short Term Leases	432	-
Accrued Expenses and Other Current Liabilities	3,264	6,083
Deferred Revenue	321	103

TOTAL CURRENT LIABILITIES	12,175	11,454

LONG TERM LIABILITIES
Long Term Leases	1,238	-
Other Long Term Liabilities	89	115
Deferred Tax Liability	614	616
TOTAL LONG TERM LIABILITIES	1,941	731

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value, 75,000,000 shares authorized, 34,488,252 and 34,393,252 shares issued, 21,300,252 and 21,205,251 shares outstanding	345	344
Additional Paid in Capital	48,878	48,479
Retained Earnings	7,368	7,556
Treasury Stock at Cost, 13,188,601 and 13,188,601 shares, respectively	(24,509)	(24,509)
Accumulated Other Comprehensive Income	37	112
TOTAL SHAREHOLDERS’ EQUITY	32,119	31,982

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,235	$44,167

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
NET REVENUES	$13,508	$13,414	$26,540	$26,678

COST OF REVENUES	7,375	7,244	14,681	14,239

GROSS PROFIT	6,133	6,170	11,859	12,439

Operating Expenses
Research and Development	1,499	1,313	3,213	2,469
Sales and Marketing	2,027	1,933	3,964	3,844
General and Administrative	2,461	2,678	4,933	5,311
Loss on Change in Fair Value of Contingent Consideration	-	213	-	213
Total Operating Expenses	5,987	6,137	12,110	11,837

Operating Income/(Loss)	146	33	(251)	602

Other Income/(Expense)	135	33	165	(13)
Interest Expense	(73)	(141)	(188)	(234)

Income/(Loss) before taxes	208	(75)	(274)	355

Tax Provision/(Benefit)	52	105	(86)	161

Net Income/(Loss)	$156	$(180)	$(188)	$194

Other Comprehensive Income/(Loss):
Foreign Currency Translation Adjustments	(380)	(963)	(75)	(383)
Comprehensive Income/(Loss)	$(224)	$(1,143)	$(263)	$(189)

Earnings/(Loss) Per Share:
Basic	$0.01	$(0.01)	$(0.01)	$0.01
Diluted	$0.01	$(0.01)	$(0.01)	$0.01

Weighted Average Shares Outstanding:
Basic	20,973	20,864	20,973	20,755
Diluted	21,593	20,864	20,973	21,511

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months
	Ended June 30
	2019	2018
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES
Net Income/(Loss)	$(188)	$194
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Depreciation and Amortization	1,196	1,237
Amortization of Debt Issuance Fees	31	39
Share-based Compensation Expense	400	348
Deferred Rent	(12)	7
Deferred Income Taxes	(146)	88
Provision for Doubtful Accounts	18	22
Inventory Reserves	137	45
Changes in Assets and Liabilities:
Accounts Receivable	(968)	(2,090)
Inventories	(1,776)	(1,101)
Prepaid Expenses and Other Assets	899	(154)
Accounts Payable	2,046	(50)
Accrued Expenses and Other Liabilities	(883)	1,611
Payment of Contingent Consideration	(772)	-
Net Cash Provided/(Used) by Operating Activities	(18)	196

CASH FLOWS USED BY INVESTING ACTIVITIES
Capital Expenditures	(261)	(583)
Acquisition of Business	(426)	(811)
Net Cash Used by Investing Activities	(687)	(1,394)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Revolver Borrowings	18,594	19,721
Revolver Repayments	(17,642)	(18,473)
Term Loan Repayments	(76)	(76)
Payment of Contingent Consideration	(782)	-
Proceeds from Exercise of Stock Options	-	288
Net Cash Provided by Financing Activities	94	1,460

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	(85)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(608)	177

Cash and Cash Equivalents, at Beginning of Period	5,015	2,458

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4,407	$2,635

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for Interest	$97	$78
Cash Paid During the Period for Income Taxes	$53	$24

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2017	33,868,252	$339	$47,494	$7,176	$(20,910)	$1,004	$35,103

Adoption of Accounting Standard	-	-	-	345	-	-	345

Adjusted Opening Equity	33,868,252	$339	$47,494	$7,521	$(20,910)	$1,004	$35,448
Net Income/(Loss)	-	-	-	374	-	-	374
Issuance of Shares in Connection with Stock Options Exercised	300,000	3	285	-	-	-	288
Forfeiture of Shares Issued in Connection with CommAgility Acquisition	-	-	-	-	(3,599)	-	(3,599)
Share-based Compensation Expense	-	-	188	-	-	-	188
Cumulative Translation Adjustment	-	-	-	-	-	579	579
Balances at March 31, 2018	34,168,252	$342	$47,967	$7,895	$(24,509)	$1,583	$33,278

Net Income/(Loss)	-	-	-	(180)	-	-	(180)
Share-based Compensation Expense	-	-	160	-	-	-	160
Cumulative Translation Adjustment	-	-	-	-	-	(962)	(962)
Balances at June 30, 2018	34,168,252	$342	$48,127	$7,715	$(24,509)	$621	$32,296

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2018	34,393,252	$344	$48,479	$7,556	$(24,509)	$112	$31,982

Net Income/(Loss)	-	-	-	(344)	-	-	(344)
Issuance of Restricted Stock	95,000	1	(1)	-	-	-	-
Share-based Compensation Expense	-	-	209	-	-	-	209
Cumulative Translation Adjustment	-	-	-	-	-	305	305
Balances at March 31, 2019	34,488,252	$345	$48,687	$7,212	$(24,509)	$417	$32,152

Net Income/(Loss)	-	-	-	156	-	-	156
Share-based Compensation Expense	-	-	191	-	-	-	191
Cumulative Translation Adjustment	-	-	-	-	-	(380)	(380)
Balances at June 30, 2019	34,488,252	$345	$48,878	$7,368	$(24,509)	$37	$32,119

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

The consolidated balance sheet as of June 30, 2019, the consolidated statements of operations and comprehensive income/(loss) for the three and six months ended June 30, 2019 and 2018, the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 and the consolidated statement of shareholders’ equity for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, Noisecom, and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR LLC (“Microlab”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”). All intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “second quarter(s)” or “three months” indicate the Company’s fiscal periods ending June 30, 2019 and June 30, 2018, and references to “year-end” indicate the fiscal year ended December 31, 2018.

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

For the three and six months ended June 30, 2019 , one customer accounted for approximately 34% and 33% of the Company’s consolidated revenues, respectively. For the three and six months ended June 30, 2018, one customer accounted for approximately 25% and 21% of the Company’s consolidated revenues, respectively. At June 30, 2019 and December 31, 2018, one customer accounted for 34% and 32% of consolidated gross accounts receivable, respectively.

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

The Company adopted the requirements of the new standard effective January 1, 2019 using the modified retrospective transition method, which applies the provisions of the standard at the effective date without adjustment to the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard:

●	Carry forward of historical lease classifications and accounting treatment;
●	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and
●	The option to not separate lease and non-lease components for certain equipment lease categories such as office printers and copiers.

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

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the consolidated balance sheet as of June 30, 2019. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the consolidated statement of operations and comprehensive income/(loss).

An initial right-of-use asset of $1.9 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Subsequent to adoption of the new standard there were no new right-of-use assets recognized during the six months ended June 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $0.3 million during the six months ended June 30, 2019 and is included in operating cash flows.

Operating lease costs were $0.2 million and $0.4 million during the three and six months ended June 2019, respectively.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of June 30, 2019.

(in thousands)	June 30, 2019
Maturity of Lease Liabilities
2019 (remaining)	$256
2020	511
2021	474
2022	488
2023	123
Thereafter	-
Total Undiscounted operating lease payments	1,852

Less: imputed interest	(182)
Present Value of Operating Lease Liabilities	$1,670

Other information
Weighted-average remaining lease term for operating leases (in months)	44
Weighted-average discount rate for operating leases	5.72%

NOTE 4 – Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 99% of the Company’s total revenue for the three and six months ended June 30, 2019. Revenue from performance obligations that transferred at a point in time accounted for approximately 95% of the Company’s total revenue for both the three and six months ended June 30, 2018.

Nature of Products and Services

Hardware

The Company generally has one performance obligation in its arrangements involving the sales of radio frequency solutions in the Network Solutions segment, digital signal processing hardware in the Embedded Solutions segment and noise generators and components and power meter and analyzers in the Test and Measurement segment. When the terms of a contract include the transfer of multiple products, each distinct product is identified as a separate performance obligation. Generally, satisfaction occurs when control of the promised goods is transferred to the customer in exchange for consideration in an amount for which we expect to be entitled. Generally, control is transferred when legal title of the asset moves from the Company to the customer. We sell our products to a customer based on a purchase order, and the shipping terms per each individual order are primarily used to satisfy the single performance obligation. However, in order to determine control has transferred to the customer, the Company also considers:

●	when the Company has a present right to payment for the asset
●	when the Company has transferred physical possession of the asset to the customer
●	when the customer has the significant risks and rewards of ownership of the asset
●	when the customer has accepted the asset

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s consolidated balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Contract assets are recorded in prepaid expenses and other current assets and were $0.1 million as of June 30, 2019 and $0.3 million as of December 31, 2018. Deferred revenue is $0.3 million and $0.1 million as of June 30, 2019 and December 31, 2018, respectively.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location for each of our segments as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands).

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Network Solutions	Test & Measurement	Embedded Solutions	Total	Network Solutions	Test & Measurement	Embedded Solutions	Total
Net Revenues by Revenue Type
Passive RF Components	$5,575	$-	$-	$5,575	$11,333	$-	$-	$11,333
Noise Generators and Components	-	1,579	-	1,579	-	3,025	-	3,025
Power Meters and Analyzers	-	1,314	-	1,314	-	2,622	-	2,622
Signal Processing Hardware	-	-	4,590	4,590	-	-	8,648	8,648
Software Licenses	-	-	3	3	-	-	6	6
Services	-	299	148	447	-	575	331	906
Total Net Revenue	$5,575	$3,192	$4,741	$13,508	$11,333	$6,222	$8,985	$26,540

Net Revenues by Geographic Areas
Americas	$4,853	$2,262	$148	$7,263	$10,056	$4,066	$323	$14,445
EMEA	672	556	4,580	5,808	1,173	1,105	8,641	10,919
APAC	50	374	13	437	104	1,051	21	1,176
Total Net Revenue	$5,575	$3,192	$4,741	$13,508	$11,333	$6,222	$8,985	$26,540

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Network Solutions	Test & Measurement	Embedded Solutions	Total	Network Solutions	Test & Measurement	Embedded Solutions	Total
Net Revenues by Revenue Type
Passive RF Components	$5,636	$-	$-	$5,636	$11,147	$-	$-	$11,147
Noise Generators and Components	-	1,588	-	1,588	-	3,087	-	3,087
Power Meters and Analyzers	-	1,574	-	1,574	-	3,554	-	3,554
Signal Processing Hardware	-	-	3,555	3,555	-	-	6,461	6,461
Software Licenses	-	-	28	28	-	-	511	511
Services	-	372	661	1,033	-	656	1,262	1,918
Total Net Revenue	$5,636	$3,534	$4,244	$13,414	$11,147	$7,297	$8,234	$26,678

Net Revenues by Geographic Areas
Americas	$4,978	$2,242	$762	$7,982	$9,137	$4,757	$2,185	$16,079
EMEA	491	514	3,480	4,485	1,432	963	5,850	8,245
APAC	167	778	2	947	578	1,577	199	2,354
Total Net Revenue	$5,636	$3,534	$4,244	$13,414	$11,147	$7,297	$8,234	$26,678

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – Acquisition of CommAgility

On February 17, 2017, Wireless Telecommunications, Ltd. (the “Acquisition Subsidiary”), a company incorporated in England and Wales which is a wholly owned subsidiary of Wireless Telecom Group, Inc., completed the acquisition of all the issued shares in CommAgility from CommAgility’s founders. The Acquisition was completed pursuant to the terms of a Share Purchase Agreement, dated February 17, 2017, and entered into by and among the Company, the Acquisition Subsidiary and the founders. The Company paid $11.3 million in cash on acquisition date and issued 3,487,528 shares of newly issued Company common stock (“Consideration Shares”) with an acquisition date fair value of $6.0 million. In addition to the acquisition date cash purchase price, the sellers were paid an additional $2.5 million in the form of deferred purchase price installments beginning in March 2017 through January 2019 and were paid an additional purchase price adjustment based on working capital and cash levels of $1.4 million. Lastly, the sellers earned $1.5 million in contingent consideration as a result of meeting certain financial targets for the year ended December 31, 2018. The contingent consideration was paid in March 2019. Approximately $0.7 million of the contingent consideration payment is classified as cash used by operating activities in the consolidated statement of cash flows for the six months ended June 2019 and approximately $0.8 million is classified as cash used for financing activities in the consolidated statement of cash flows for the six months ended June 2019 in accordance with ASU 2016-15 Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). Under ASU 2016-15 the portion of the cash payment up to the acquisition date fair value of the contingent consideration liability (including measurement period adjustments) is classified as a financing outflow, and the amounts paid in excess of the acquisition date fair value of that liability will be classified as operating outflows.

Pursuant to the Share Purchase Agreement, 2,092,516 of the Consideration Shares were subject to forfeiture and return to the Company if (a) 2017 Adjusted EBITDA, as defined, generated by CommAgility was less than £2.4 million; or (b) 2018 Adjusted EBITDA, as defined, generated by CommAgility was less than £2.4 million (in each case as determined by an audit of CommAgility conducted by the accountants of the Acquisition Subsidiary in accordance with the terms of the Share Purchase Agreement). In March 2018 all consideration shares, which are valued at $3.6 million, were forfeited as the 2017 EBITDA threshold was not achieved. The forfeited shares are recorded as treasury stock in the consolidated statement of shareholders’ equity as of June 30, 2019 and December 31, 2018.

The total purchase price for the CommAgility acquisition, including the final contingent consideration payment, is $14.6 million which is net of cash acquired. There are no further purchase price obligations under the Stock Purchase Agreement as of June 30, 2019.

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

As of June 30, 2019 the Company’s net deferred tax asset of $5.1 million is net of a valuation allowance of $6.7 million which is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit.

The effective rate of income tax benefit of 31.5% for the six months ended June 30, 2019 was higher than the statutory rates in the United States and United Kingdom primarily due to the impact of global intangible low-taxed income or “GILTI” related to our controlled foreign corporation offset by research and development deductions in the UK.

The effective rate of income tax provision of 45.2% for the six months ended June 30, 2018 was higher than the statutory rates in the United States and United Kingdom primarily due to the impact of global intangible low-taxed income or “GILTI” related to our controlled foreign corporation offset by research and development deductions in the UK and non-qualified stock option deductions in the U.S. Due to the Company’s federal and state net operating loss carryforwards the impact of GILTI did not result in a cash tax charge.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Weighted average common shares outstanding	20,973,134	20,864,428	20,972,875	20,755,027
Potentially dilutive equity awards	619,741	736,469	659,470	755,512
Weighted average common shares outstanding, assuming dilution	21,592,875	21,600,897	21,632,345	21,510,539

For the three and six months ended June 30, 2019 the weighted-average number of options to purchase common stock not included in diluted loss per share because the effects are anti-dilutive or the performance condition was not met was 1,311,813 and 490,000, respectively.

NOTE 8 – Inventories

Inventory carrying value is net of inventory reserves of $1.9 million and $1.9 million at June 30, 2019 and December 31, 2018, respectively.

Inventories consist of (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$4,644	$3,248
Work-in-process	714	557
Finished goods	3,132	3,079
	$8,490	$6,884

NOTE 9 – Debt

Debt consists of the following (in thousands):

June 30, 2019
Revolver at LIBOR Plus Margin	$2,474
Term Loan at LIBOR Plus Margin	418
Total Debt	2,892
Debt Maturing within one year	(2,892)
Non-current portion of long term debt	$-

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Term and Revolver Loans bear interest at the LIBOR rate plus a margin. The margin on the outstanding balance of the Company’s Term Loans and Revolver Loans were fixed at 3.50% and 3.00% per annum, respectively, through September 30, 2017. Thereafter, the margins were subject to increase or decrease by Lender on the first day of each of the Borrowers’ fiscal quarters based upon the Fixed Charge Coverage Ratio (as defined in the Credit Facility) as of the most recently ended fiscal quarter falling into one of three levels. If the Company’s Fixed Charge Coverage Ratio is greater than or equal to 1.25 to 1.00, a margin of 3.25% and 2.75%, respectively, is added to LIBOR rate with a step up to 3.50% and 3.00%, respectively, if the ratio is greater than or equal 1.00 to 1.00 but less than 1.25 to 1.00 and another step up to 3.75% and 3.25%, respectively, if the ratio is less than 1.00 to 1.00. The Company is also required to pay a commitment fee on the unused commitments under the Revolver at a rate equal to 0.50% per annum and early termination fee of (a) 2% of the Revolver Commitment Amount and Term Loan if termination occurs before the first anniversary of the Credit Facility or (b) 1% of the Revolver Commitment Amount and Term Loan if termination occurs after the first anniversary of the Credit Facility but before the second anniversary of the Credit Facility. The Company’s interest rate plus margin as of June 30, 2019 on the Credit Facility was 5.25% and 5.75% for the Revolver and Term Loan, respectively. The Company’s interest rate plus margin as of December 31, 2018 on the Credit Facility was 5.38% and 5.88% for the Revolver and Term Loan, respectively.

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

As of June 30, 2019, and the date hereof, the Company is in compliance with the covenants of the Credit Facility.

NOTE 10 - Accounting for Stock Based Compensation

The Company’s results for the three and six month period ended June 30, 2019 includes $0.2 million and $0.4 million related to stock based compensation expense, respectively. Such amounts have been included in the consolidated statement of operations and comprehensive income/(loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of June 30, 2019, there are approximately 1.5 million shares available for issuance under the 2012 Plan.

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

	Number of Options	Option Term (in years)	Exercise Price	Risk Free Interest Rate	Expected Volatility	Fair Value at Grant Date	Expected Dividend Yield
January 11, 2019 - Service	15,000	3	$1.56	2.52%	49.80%	$0.56	$0.00

Restricted Stock Units

On May 30, 2019 the Company granted 25,000 Restricted Stock Units (“RSU”) to each of our five independent board members under the 2012 Plan. Each RSU represents the Company’s obligation to issue one share of the Company’s common stock subject to the RSU award agreement and 2012 Plan. The grant date fair value was $1.55 per share and the RSU’s vest on the day before the first anniversary of the grant date or, if earlier, the effective date of a separation of service due to death or disability, provided the board member has rendered continuous service to the Company as a member of the board of directors from grant date to vesting date. Once vested the RSU will be settled by delivery of shares to the board member no later than 30 days following: 1) the third anniversary of the grant date, 2) separation from service following, or coincident with, a vesting date, or 3) a change in control.

Outstanding Stock Options and Unvested Restricted Awards

As of June 30, 2019 there were 1,950,000 service based stock options outstanding and 305,000 performance based stock options outstanding. The range of exercise prices of outstanding stock options is $0.78 to $1.92. The number of potentially dilutive common shares from stock options (options with exercise prices that are lower than the average market value of common shares for the six months ended June 30, 2019) is 190,934 and have an average exercise price of 1.46 per share.

Additionally, as of June 30, 2019, there were 326,081 unvested restricted shares, 125,000 unvested restricted stock units and 125,000 vested restricted stock units outstanding.

WIRELESS TELECOM GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Financial information by reportable segment for the respective periods is set forth below (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net sales by segment:
Network Solutions	$5,575	$5,636	$11,333	$11,147
Test and Measurement	3,192	3,534	6,222	7,297
Embedded Solutions	4,741	4,244	8,985	8,234
Total consolidated net sales of reportable segments	13,508	13,414	26,540	26,678

Segment income (loss):
Network Solutions	840	758	1,547	1,571
Test and Measurement	377	416	612	926
Embedded Solutions	64	273	(3)	883
Income (loss) from reportable segments	1,281	1,447	2,156	3,380

Other unallocated amounts:
Corporate expenses	(1,135)	(1,414)	(2,407)	(2,778)
Other (expenses) income - net	62	(108)	(23)	(247)
Consolidated income/(loss) before Income tax provision/(benefit)	$208	$(75)	$(274)	$355

Depreciation and amortization by segment:
Network Solutions	$90	$172	$213	$309
Test and Measurement	248	123	363	297
Embedded Solutions	309	316	620	631
Total depreciation and amortization for reportable segments	$647	$611	$1,196	$1,237

Capital expenditures by segment:
Network Solutions	$34	$204	$63	$282
Test and Measurement	35	27	94	129
Embedded Solutions	63	152	104	172
Total consolidated capital expenditures by reportable segment	$132	$383	$261	$583

	June 30, 2019	December 31, 2018
Total assets by segment:
Network Solutions	$10,147	$10,088
Test and Measurement	7,464	5,943
Embedded Solutions	17,723	16,804
Total assets for reportable segments	35,334	32,835

Corporate assets, principally cash and cash equivalents and deferred income taxes	10,901	11,332
Total consolidated assets	$46,235	$44,167

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceeding

On June 5, 2019 Harris Corporation (“Harris”) filed a request for arbitration before the American Arbitration Association in accordance with the terms of an executed purchase order, statement of work and software license agreement (collectively referred to as “Agreements”) with CommAgility entered into in 2014. Harris claims that CommAgility breached the Agreements by offering for sale, marketing, and promoting techniques, capabilities, products and services that incorporate Work Product, as defined in the Agreements, owned by Harris. Harris claims that CommAgility has caused Harris significant monetary damages, the sum of which cannot be determined until such time as discovery has been conducted, but is estimated by Harris to be less than $250,000. Harris is also seeking an injunction against CommAgility’s use of the Work Product which includes rights to certain technology used for air-to-ground communications. The Company believes the claims are without merit and intends to defend all of the claims vigorously. The Company has not accrued any amounts in respect of this matter and cannot estimate the possible loss, if any, that the Company may incur with respect to it.

The ultimate outcome of this matter is unknown but, in the opinion of management, we do not believe this proceeding will have a material adverse effect upon our financial condition, cash flows or future results of operations. The Company expects a portion of the legal expenses and monetary damages, if any, to be covered by our professional indemnity insurance policy.

There have been no other material changes in our commitments and contingencies and risks and uncertainties as of June 30, 2019 from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

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

INTRODUCTION

Highlights from the Second Quarter:

●	Net consolidated revenues of $13.5 million. Revenue increase at Embedded Solutions offset by modest declines in Network Solutions and Test and Measurement.

●	Consolidated gross profit margin of 45.4% for the second quarter 2019 comparable with the prior year.

●	Consolidated operating income of $100,000 for the second quarter 2019 as compared to $33,000 for the prior year period.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Net Revenues (in thousands)

	Three months ended June 30
	Revenue		% of Revenue		Change
	2019	2018	2019	2018	Amount	Pct.
Network Solutions	$5,575	$5,636	41.3%	42.0%	$(61)	-1.1%
Test and Measurement	3,192	3,534	23.6%	26.4%	(342)	-9.7%
Embedded Solutions	4,741	4,244	35.1%	31.6%	497	11.7%
Total Net Revenues	$13,508	$13,414	100.0%	100.0%	$94	0.7%

Net consolidated revenue increased $0.1 million or almost 1% over the prior year period due primarily to higher Embedded Solutions sales of digital signal processing hardware to our largest customer. This was offset by lower Test and Measurement revenue as compared to the prior year period due primarily to lower power sensor revenues as a result of lower government orders. Network Solutions revenue was nearly flat compared to the prior year period.

Gross Profit (in thousands)

	Three months ended June 30
	Gross Profit		Gross Profit %		Change
	2019	2018	2019	2018	Amount	Pct.
Network Solutions	$2,402	$2,468	43.1%	43.8%	$(66)	-2.7%
Test and Measurement	1,775	1,815	55.6%	51.4%	(40)	-2.2%
Embedded Solutions	1,956	1,887	41.3%	44.5%	69	3.7%
Total Gross Profit	$6,133	$6,170	45.4%	46.0%	$(37)	-0.6%

Consolidated gross profit margin for the second quarter 2019 of 45.4% is comparable to the prior year period gross profit margin of 46.0%. Test and Measurement gross profit margin increased from 51.4% in the prior year period to 55.6% on favorable product mix and various cost reduction activities related to overhead. Embedded Solutions gross profit margin decreased from 44.5% in the prior year period to 41.3% as a result of higher margin software and services revenue in 2018 and a higher percentage of lower margin hardware revenue in 2019. Network Solutions gross profit margin was flat compared to the prior year period.

Operating Expenses (in thousands)

	Three months ended June 30
	Operating Expenses		% of Revenue		Change
	2019	2018	2019	2018	Amount	Pct.
Research and Development	$1,499	$1,313	11.1%	9.8%	$186	14.2%
Sales and Marketing	2,027	1,933	15.0%	14.4%	94	4.9%
General and Administrative	2,461	2,678	18.2%	20.0%	(217)	-8.1%
Loss on Change in Fair Value of Contingent Consideration	-	213	0.0%	1.6%	(213)	-100.0%
Total Operating Expenses	$5,987	$6,137	44.3%	45.8%	$(150)	-2.4%

Research and development expenses increased $0.2 million or 14.2% from the prior year period due primarily to Embedded Solutions headcount deployment on product roadmap initiatives, specifically the 5G NR product roadmap. This was offset by reduced third party spend at the Network Solutions and Test and Measurement segments.

Sales and marketing expenses increased $0.1 million or 4.9% from the prior year period due to the write-off of demonstration assets that are no longer in use offset by lower marketing expenses.

General and administrative expenses decreased $0.2 million or 8.1% from the prior year period due primarily to reduced bonus expense and favorable foreign exchange impact as the British Pound declined approximately 7% from the prior year period.

A loss on change in the fair value of contingent consideration of $0.2 million was recorded in the prior year period due to a change in the estimated fair value of the CommAgility contingent consideration liability as of June 30, 2018. The CommAgility contingent consideration liability was paid in the first quarter of 2019. There are no additional purchase price payments related to the CommAgility acquisition.

Other Income/(Expense)

Other income increased $0.1 million due to an increase in foreign exchange gains recognized on monetary assets and liabilities denominated in currencies other than our functional currencies.

Interest Expense

Consolidated interest expense decreased $0.1 million primarily related to accretion expense recorded in 2018 related to the CommAgility contingent consideration liability.

Taxes

The Company recorded an income tax provision for the second quarter 2019 of $52,000 as compared to $100,000 in the prior year period. The decrease is due to a change in the Company’s annual effective tax rate.

Net Income/Loss

Net Income for the second quarter 2019 was $0.2 million or earnings per share of $.01 as compared to a net loss of $0.2 million or loss per share of $.01 in the prior year period. The increase to net income year over year was primarily attributable to lower operating expenses, higher other income driven by higher foreign exchange gains, and lower interest expense.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Net Revenues (in thousands)

	Six months ended June 30
	Revenue		% of Revenue		Change
	2019	2018	2019	2018	Amount	Pct.
Network Solutions	$11,333	$11,147	42.7%	41.8%	$186	1.7%
Test and Measurement	6,222	7,297	23.4%	27.3%	(1,075)	-14.7%
Embedded Solutions	8,985	8,234	33.9%	30.9%	751	9.1%
Total Net Revenues	$26,540	$26,678	100.0%	100.0%	$(138)	-0.5%

Net consolidated revenue decreased $0.1 million or 0.5% from the prior year period due primarily to lower Test and Measurement revenue as a result of lower government orders. This was somewhat offset by higher Embedded Solutions revenue due primarily to higher sales of digital signal processing hardware to our largest customer as compared to the prior year period. Network Solutions revenue was flat compared to the prior year period.

Gross Profit (in thousands)

	Six months ended June 30
	Gross Profit		Gross Profit %		Change
	2019	2018	2019	2018	Amount	Pct.
Network Solutions	$4,790	$4,911	42.3%	44.1%	$(121)	-2.5%
Test and Measurement	3,343	3,660	53.7%	50.2%	(317)	-8.7%
Embedded Solutions	3,726	3,868	41.5%	47.0%	(142)	-3.7%
Total Gross Profit	$11,859	$12,439	44.7%	46.6%	$(580)	-4.7%

Consolidated gross profit margin for the six months ended June 30, 2019 of 44.7% is lower than the prior year period of 46.6% due to higher margin software and services revenue in the Embedded Solutions segment in 2018 and a higher percentage of lower margin hardware revenue in 2019. Additionally, Network Solutions gross profit margin declined from the prior year period due primarily to competitive pricing in the industry. This was offset by increased gross profit margin at the Test and Measurement segment as a result of more favorable product mix.

Operating Expenses (in thousands)

	Six months ended June 30
	Operating Expenses		% of Revenue		Change
	2019	2018	2019	2018	Amount	Pct.
Research and Development	$3,213	$2,469	12.1%	9.3%	$744	30.1%
Sales and Marketing	3,964	3,844	14.9%	14.4%	120	3.1%
General and Administrative	4,933	5,311	18.6%	19.9%	(377)	-7.1%
Loss on Change in Fair Value of Contingent Consideration	-	213	0.0%	0.8%	(213)	-100.0%
Total Operating Expenses	$12,110	$11,837	45.6%	44.4%	$274	2.3%

Research and development expenses increased $0.7 million or 30.1% from the prior year period due primarily to Embedded Solutions headcount deployment on product roadmap initiatives, specifically the 5G NR product roadmap. This was offset by reduced third party spend at the Network Solutions and Test and Measurement segments and favorable foreign exchange impact as the British Pound declined approximately 7% from the prior year period.

Sales and marketing expenses increased $0.1 million or 3.1% from the prior year period due to increased headcount and demonstration asset impairment charges for assets that are no longer in use offset by lower marketing expenses and lower commission expenses.

General and administrative expenses decreased $0.4 million or 7.1% from the prior year period due primarily to reduced bonus expense and favorable foreign exchange impact as the British Pound declined approximately 7% from the prior year period.

A loss on change in the fair value of contingent consideration of $0.2 million was recorded in the prior year period due to a change in the estimated fair value of the CommAgility contingent consideration liability as of June 30, 2018. The CommAgility contingent consideration liability was paid in the first quarter of 2019. There are no additional purchase price payments due related to the CommAgility acquisition.

Other Income/(Expense)

Other income increased $0.2 million due to an increase in foreign exchange gains recognized on monetary assets and liabilities denominated in currencies other than our functional currencies.

Interest Expense

Consolidated interest expense decreased $50,000 primarily related to accretion expense recorded in 2018 related to the CommAgility contingent consideration liability.

Taxes

For the six months ended June 30, 2019 the Company recorded a tax benefit of $0.1 million as compared to a tax provision of $0.2 million in the prior year period due to a loss before income taxes in the current year period as compared to net income before taxes in the prior year period. The effective tax rate decreased from 45% in the prior year period to 31% in the current year period due to differences in estimates of taxable income year over year.

Net Income/Loss

For the six months ended June 30, 2019 the Company recorded a net loss of $0.2 million as compared to net income of $0.2 million in the prior year period due primarily to lower consolidated gross profit margins, higher consolidated operating expenses offset by higher income from foreign exchange gains and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As described in Note 9 to the consolidated financial statements, on February 26, 2019 the Company entered into Amendment No. 3 to the Credit Facility which extends the termination date of the Revolver from November 16, 2019 to March 31, 2020. We believe we can further extend the existing Credit Facility beyond March 31, 2020 at terms similar or more favorable to our current agreement. We expect borrowings available to us under our Credit Facility, our existing cash balance and cash generated by operations to be our primary sources of short-term liquidity. We believe these sources in combination with an extension of our existing Credit Facility beyond March 31, 2020 will be sufficient to meet our liquidity needs for at least the next twelve months.

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

As of June 30, 2019, substantially all of our cash and cash equivalents are held outside the United States. The asset based revolver under our Credit Facility is secured by the Company’s U.S. assets. Income taxes have been provided on foreign earnings such that there would be no significant income tax expense to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiary.

Operating Activities

Cash used by operating activities was $18,000 for the six months ended June 30, 2019 which is lower than the prior year period of $200,000. The decrease was due to a net loss in the six months ended June 30, 2019 offset by lower use of cash due to working capital as compared to the prior year period. $0.8 million of the CommAgility contingent consideration payment is included in cash used from operating activities in accordance with ASU 2016-15.

Investing Activities

Cash used by investing activities was $0.7 million for the six months ended June 30, 2019 which was lower than the prior year period of $1.4 million due to lower capital expenditures and deferred purchase price payments for the CommAgility acquisition.

Financing Activities

Cash provided by financing activities was $0.1 million for the six months ended June 30, 2019 as compared to $1.5 million for the prior year period. The decrease from the prior year is primarily due to the payment of the CommAgility contingent consideration, of which $0.8 million is included in cash provided by financing activities, and lower borrowings under the revolver due to lower cash usage from working capital as compared to the prior year.

Overall, cash and cash equivalents decreased $0.6 million during the six months ended June 30, 2019 for the reasons noted above.

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

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our ability to extend the existing Credit Facility beyond March 31, 2020 at terms similar or more favorable to our current agreement; borrowings available to us, our existing cash balance and cash generated by operations to be our sources of short-term liquidity; our belief that these sources will be sufficient to meet our liquidity needs for at least the next 12 months; that we expect legal expenses and any claims associated with the Harris arbitration to be covered under our professional indemnity insurance policy; that we expect to realize tax benefits in future periods due to available net operating loss carryforwards; the Company’s future taxable income is expected to be offset by the utilization of net operating loss carryforwards; and, as a result, will increase the Company’s liquidity as cash needed to pay federal income taxes will be substantially reduced. These statements involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our intellectual property rights, the effects of adoption of newly announced accounting standards, the effects of economic conditions and trade, legal and other economic risks, our ability to manage risks related to our information technology and cyber security, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this Quarterly Report on Form 10-Q. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2018 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On June 5, 2019 Harris Corporation (“Harris”) filed a request for arbitration before the American Arbitration Association in accordance with the terms of an executed purchase order, statement of work and software license agreement (collectively referred to as “Agreements”) with CommAgility entered into in 2014. Harris claims that CommAgility breached the Agreements by offering for sale, marketing, and promoting techniques, capabilities, products and services that incorporate Work Product, as defined in the Agreements, owned by Harris. Harris claims that CommAgility has caused Harris significant monetary damages, the sum of which cannot be determined until such time as discovery has been conducted, but is estimated by Harris to be less than $250,000. Harris is also seeking an injunction against CommAgility’s use of the Work Product which includes rights to certain technology used for air-to-ground communications. The Company believes the claims are without merit and intends to defend all of the claims vigorously. The Company has not accrued any amounts in respect of this matter and cannot estimate the possible loss, if any, that the Company may incur with respect to it.

The ultimate outcome of this matter is unknown but, in the opinion of management, we do not believe this proceeding will have a material adverse effect upon our financial condition, cash flows or future results of operations. The Company expects a portion of the legal expenses and monetary damages, if any, to be covered by our professional indemnity insurance policy.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2017, Commission File No. 011-11916)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, filed on August 13, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: August 13, 2019
	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated: August 13, 2019
	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer

EXHIBIT INDEX

Exhibits
Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, filed on August 13, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

