Form 10-Q
period 2019-09-30
WIRELESS TELECOM GROUP INC
filed 2019-11-14
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes [  ] No [X]

Number of shares of Common Stock outstanding as of October 22, 2019: 21,300,252

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30 2019	December 31 2018
	(Unaudited)
CURRENT ASSETS
Cash & Cash Equivalents	$2,735	$5,015
Accounts Receivable - net of reserves of $64 and $44, respectively	8,023	8,638
Inventories - net of reserves of $998 and $1,910, respectively	8,309	6,884
Prepaid Expenses and Other Current Assets	890	1,689

TOTAL CURRENT ASSETS	19,957	22,226

PROPERTY PLANT AND EQUIPMENT - NET	2,260	2,578

OTHER ASSETS
Goodwill	9,482	9,778
Acquired Intangible Assets, net	2,325	3,206
Deferred Income Taxes	5,901	5,592
Right Of Use Assets	1,548	-
Other	621	787

TOTAL OTHER ASSETS	19,877	19,363

TOTAL ASSETS	$42,094	$44,167

CURRENT LIABILITIES
Short Term Debt	$2,977	$2,016
Accounts Payable	2,634	3,252
Short Term Leases	441	-
Accrued Expenses and Other Current Liabilities	2,804	6,083
Deferred Revenue	110	103

TOTAL CURRENT LIABILITIES	8,966	11,454

LONG TERM LIABILITIES
Long Term Leases	1,124	-
Other Long Term Liabilities	83	115
Deferred Tax Liability	594	616
TOTAL LONG TERM LIABILITIES	1,801	731

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value, 75,000,000 shares authorized, 34,488,252 and 34,393,252 shares issued, 21,300,252 and 21,205,251 shares outstanding	345	344
Additional Paid in Capital	49,038	48,479
Retained Earnings	6,907	7,556
Treasury Stock at Cost, 13,188,000 shares	(24,509)	(24,509)
Accumulated Other Comprehensive Income/(Loss)	(454)	112
TOTAL SHAREHOLDERS’ EQUITY	31,327	31,982

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,094	$44,167

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
NET REVENUES	$10,812	$14,019	$37,353	$40,697

COST OF REVENUES	5,987	7,555	20,668	21,794

GROSS PROFIT	4,825	6,464	16,685	18,903

Operating Expenses
Research and Development	1,343	1,191	4,556	3,660
Sales and Marketing	1,753	1,795	5,718	5,639
General and Administrative	2,407	2,559	7,341	7,870
Loss on Change in Fair Value of Contingent Consideration	-	-	-	213
Total Operating Expenses	5,503	5,545	17,615	17,382

Operating Income/(Loss)	(678)	919	(930)	1,521

Other Income/(Expense)	108	(60)	273	(73)
Interest Expense	(60)	(115)	(248)	(349)

Income/(Loss) Before Taxes	(630)	744	(905)	1,099

Tax Provision/(Benefit)	(169)	186	(256)	347

Net Income/(Loss)	$(461)	$558	$(649)	$752

Other Comprehensive Income/(Loss):
Foreign Currency Translation Adjustments	(491)	(217)	(566)	(601)
Comprehensive Income/(Loss)	$(952)	$341	$(1,215)	$151

Earnings/(Loss) Per Share:
Basic	$(0.02)	$0.03	$(0.03)	$0.04
Diluted	$(0.02)	$0.03	$(0.03)	$0.03

Weighted Average Shares Outstanding:
Basic	20,866	20,972	20,854	20,820
Diluted	20,866	21,555	20,854	21,582

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months
	Ended September 30
	2019	2018
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES
Net Income/(Loss)	$(649)	$752
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Depreciation and Amortization	1,671	1,773
Amortization of Debt Issuance Fees	47	59
Share-based Compensation Expense	560	505
Deferred Rent	(18)	9
Deferred Income Taxes	(309)	34
Provision for Doubtful Accounts	20	23
Inventory Reserves	139	204
Changes in Assets and Liabilities:
Accounts Receivable	520	(2,552)
Inventories	(1,627)	(1,154)
Prepaid Expenses and Other Assets	993	(99)
Accounts Payable	(567)	(487)
Payment of Contingent Consideration	(772)	-
Accrued Expenses and Other Current Liabilities	(1,635)	2,284
Net Cash Provided/(Used) by Operating Activities	(1,627)	1,351

CASH FLOWS USED BY INVESTING ACTIVITIES
Capital Expenditures	(339)	(633)
Acquisition of Business	(426)	(805)
Net Cash Used by Investing Activities	(765)	(1,438)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Revolver Borrowings	27,408	29,046
Revolver Repayments	(26,333)	(27,681)
Term Loan Repayments	(114)	(114)
Payment of Contingent Consideration	(782)	-
Proceeds from Exercise of Stock Options	-	288
Net Cash Provided by Financing Activities	179	1,539

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(67)	(136)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,280)	1,316

Cash and Cash Equivalents, at Beginning of Period	5,015	2,458

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,735	$3,774

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for Interest	$143	$128
Cash Paid During the Period for Income Taxes	$69	$33

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2017	33,868,252	$339	$47,494	$7,176	$(20,910)	$1,004	$35,103

Adoption of Accounting Standard	-	-	-	345	-	-	345

Adjusted Opening Equity	33,868,252	$339	$47,494	$7,521	$(20,910)	$1,004	$35,448

Net Income/(Loss)	-	-	-	374	-	-	374
Issuance of Shares in Connection with Stock Options Exercised	300,000	3	285	-	-	-	288
Forfeiture of Shares Issued in Connection with CommAgility Acquisition	-	-	-	-	(3,599)	-	(3,599)
Share-based Compensation Expense	-	-	188	-	-	-	188
Cumulative Translation Adjustment	-	-	-	-	-	579	579
Balances at March 31, 2018	34,168,252	$342	$47,967	$7,895	$(24,509)	$1,583	$33,278

Net Income/(Loss)	-	-	-	(180)	-	-	(180)
Share-based Compensation Expense	-	-	160	-	-	-	160
Cumulative Translation Adjustment	-	-	-	-	-	(962)	(962)
Balances at June 30, 2018	34,168,252	$342	$48,127	$7,715	$(24,509)	$621	$32,296

Net Income/(Loss)	-	-	-	558	-	-	558
Issuance of Restricted Stock	75,000	1	(1)	-	-	-	-
Share-based Compensation Expense	-	-	157	-	-	-	157
Cumulative Translation Adjustment	-	-	-	-	-	(218)	(218)
Balances at September 30, 2018	34,243,252	$343	$48,283	$8,273	$(24,509)	$403	$32,793

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2018	34,393,252	$344	$48,479	$7,556	$(24,509)	$112	$31,982

Net Income/(Loss)	-	-	-	(344)	-	-	(344)
Issuance of Restricted Stock	95,000	1	(1)	-	-	-	-
Share-based Compensation Expense	-	-	209	-	-	-	209
Cumulative Translation Adjustment	-	-	-	-	-	305	305
Balances at March 31, 2019	34,488,252	$345	$48,687	$7,212	$(24,509)	$417	$32,152

Net Income/(Loss)	-	-	-	156	-	-	156
Share-based Compensation Expense	-	-	191	-	-	-	191
Cumulative Translation Adjustment	-	-	-	-	-	(380)	(380)
Balances at June 30, 2019	34,488,252	$345	$48,878	$7,368	$(24,509)	$37	$32,119

Net Income/(Loss)	-	-	-	(461)	-	-	(461)
Share-based Compensation Expense	-	-	160	-	-	-	160
Cumulative Translation Adjustment	-	-	-	-	-	(491)	(491)
Balances at September 30, 2019	34,488,252	$345	$49,038	$6,907	$(24,509)	$(454)	$31,327

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

The consolidated balance sheet as of September 30, 2019, the consolidated statements of operations and comprehensive income/(loss) for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and the consolidated statement of shareholders’ equity for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, Noisecom, and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR LLC (“Microlab”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”). All intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “third quarter(s)” or “three months” indicate the Company’s fiscal periods ending September 30, 2019 and September 30, 2018, and references to “year-end” indicate the fiscal year ended December 31, 2018.

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

For the three and nine months ended September 30, 2019, one customer accounted for approximately 19% and 29% of the Company’s consolidated revenues, respectively. For the three and nine months ended September 30, 2018, one customer accounted for approximately 23% and 21% of the Company’s consolidated revenues, respectively. At September 30, 2019 and December 31, 2018, one customer accounted for 18% and 32% of consolidated gross accounts receivable, respectively.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured as amortized cost. This pronouncement is effective for small reporting companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022. The Company plans to adopt the standard effective January 1, 2023. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the consolidated balance sheet as of September 30, 2019. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the consolidated statement of operations and comprehensive income/(loss).

An initial right-of-use asset of $1.9 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Subsequent to adoption of the new standard there were no new right-of-use assets recognized during the nine months ended September 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $0.4 million during the nine months ended September 30, 2019 and is included in operating cash flows.

Operating lease costs were $0.2 million and $0.6 million during the three and nine months ended September 2019, respectively.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of September 30, 2019.

(in thousands)	September 30, 2019
Maturity of Lease Liabilities
2019 (remaining)	$128
2020	511
2021	474
2022	488
2023	123
Thereafter	-
Total Undiscounted operating lease payments	1,724
Less: imputed interest	(159)
Present Value of operating lease liabilities	$1,565

Other information
Weighted-average remaining lease term for operating leases	41
Weighted-average discount rate for operating leases	5.74%

NOTE 4 – Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 99% of the Company’s total revenue for the three and nine months ended September 30, 2019. Revenue from performance obligations that transferred at a point in time accounted for approximately 95% of the Company’s total revenue for both the three and nine months ended September 30, 2018.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s consolidated balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Contract assets are recorded in prepaid expenses and other current assets. There were no contract assets as of September 30, 2019 and $0.3 million as of December 31, 2018. Deferred revenue is $0.1 million as of September 30, 2019 and December 31, 2018.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location for each of our segments as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands).

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Network Solutions	Test & Measurement	Embedded Solutions	Total	Network Solutions	Test & Measurement	Embedded Solutions	Total
Net Revenues by Revenue Type
Passive RF Components	$5,185	$-	$-	$5,185	$16,518	$-	$-	$16,518
Noise Generators and Components	-	1,337	-	1,337	-	4,362	-	4,362
Power Meters and Analyzers	-	1,323	-	1,323	-	3,946	-	3,946
Signal Processing Hardware	-	-	2,506	2,506	-	-	11,154	11,154
Software Licenses	-	-	5	5	-	-	11	11
Services	-	336	120	456	-	911	451	1,362
Total Net Revenue	$5,185	$2,996	$2,631	$10,812	$16,518	$9,219	$11,616	$37,353

Net Revenues by Geographic Areas
Americas	$4,429	$2,153	$595	$7,177	$14,485	$6,220	$918	$21,623
EMEA	699	474	2,011	3,184	1,872	1,579	10,652	14,103
APAC	57	369	25	451	161	1,420	46	1,627
Total Net Revenue	$5,185	$2,996	$2,631	$10,812	$16,518	$9,219	$11,616	$37,353

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Network Solutions	Test & Measurement	Embedded Solutions	Total	Network Solutions	Test & Measurement	Embedded Solutions	Total
Net Revenues by Revenue Type
Passive RF Components	$6,034	$-	$-	$6,034	$17,181	$-	$-	$17,181
Noise Generators and Components	-	1,549	-	1,549	-	4,636	-	4,636
Power Meters and Analyzers	-	1,795	-	1,795	-	5,349	-	5,349
Signal Processing Hardware	-	-	3,357	3,357	-	-	9,818	9,818
Software Licenses	-	-	192	192	-	-	703	703
Services	-	339	753	1,092	-	995	2,015	3,010
Total Net Revenue	$6,034	$3,683	$4,302	$14,019	$17,181	$10,980	$12,536	$40,697

Net Revenues by Geographic Areas
Americas	$5,232	$2,949	$795	$8,976	$14,369	$7,706	$2,980	$25,055
EMEA	612	305	3,269	4,186	2,044	1,268	9,119	12,431
APAC	190	429	238	857	768	2,006	437	3,211
Total Net Revenue	$6,034	$3,683	$4,302	$14,019	$17,181	$10,980	$12,536	$40,697

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – Acquisition of CommAgility

On February 17, 2017, Wireless Telecommunications, Ltd. (the “Acquisition Subsidiary”), a company incorporated in England and Wales which is a wholly owned subsidiary of Wireless Telecom Group, Inc., completed the acquisition of all the issued shares in CommAgility from CommAgility’s founders. The Acquisition was completed pursuant to the terms of a Share Purchase Agreement, dated February 17, 2017, and entered into by and among the Company, the Acquisition Subsidiary and the founders. The Company paid $11.3 million in cash on acquisition date and issued 3,487,528 shares of newly issued Company common stock (“Consideration Shares”) with an acquisition date fair value of $6.0 million. In addition to the acquisition date cash purchase price, the sellers were paid an additional $2.5 million in the form of deferred purchase price installments beginning in March 2017 through January 2019 and were paid an additional purchase price adjustment based on working capital and cash levels of $1.4 million. Lastly, the sellers earned $1.5 million in contingent consideration as a result of meeting certain financial targets for the year ended December 31, 2018. The contingent consideration was paid in March 2019. Approximately $0.7 million of the contingent consideration payment is classified as cash used by operating activities in the consolidated statement of cash flows for the nine months ended September 2019 and approximately $0.8 million is classified as cash used for financing activities in the consolidated statement of cash flows for the nine months ended September 2019 in accordance with ASU 2016-15 Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). Under ASU 2016-15 the portion of the cash payment up to the acquisition date fair value of the contingent consideration liability (including measurement period adjustments) is classified as a financing outflow, and the amounts paid in excess of the acquisition date fair value of that liability will be classified as operating outflows.

Pursuant to the Share Purchase Agreement, 2,092,516 of the Consideration Shares were subject to forfeiture and return to the Company if (a) 2017 Adjusted EBITDA, as defined, generated by CommAgility was less than £2.4 million; or (b) 2018 Adjusted EBITDA, as defined, generated by CommAgility was less than £2.4 million (in each case as determined by an audit of CommAgility conducted by the accountants of the Acquisition Subsidiary in accordance with the terms of the Share Purchase Agreement). In March 2018 all consideration shares, which are valued at $3.6 million, were forfeited as the 2017 EBITDA threshold was not achieved. The forfeited shares are recorded as treasury stock in the consolidated statement of shareholders’ equity as of September 30, 2019 and December 31, 2018.

The total purchase price for the CommAgility acquisition, including the final contingent consideration payment, is $14.6 million which is net of cash acquired. There are no further purchase price obligations under the Stock Purchase Agreement as of September 30, 2019.

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

As of September 30, 2019 the Company’s net deferred tax asset of $5.3 million is net of a valuation allowance of $6.7 million which is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit.

The effective rate of income tax benefit of 28.3% for the nine months ended September 30, 2019 was higher than the statutory rates in the United States and United Kingdom primarily due to the impact of research and development deductions in the UK.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Weighted average common shares outstanding	20,865,751	20,972,092	20,854,244	20,819,773
Potentially dilutive equity awards	655,351	582,913	654,239	762,585
Weighted average common shares outstanding, assuming dilution	21,521,102	21,555,005	21,508,483	21,582,358

For the three and nine months ended September 30, 2019 the weighted-average number of options to purchase common stock not included in diluted loss per share because the effects are anti-dilutive or the performance condition was not met was 1,445,000 and 1,275,000, respectively.

NOTE 8 – Inventories

Inventory carrying value is net of inventory reserves of $1.0 million and $1.9 million at September 30, 2019 and December 31, 2018, respectively.

Inventories consist of (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$4,586	$3,248
Work-in-process	439	557
Finished goods	3,284	3,079
	$8,309	$6,884

NOTE 9 – Debt

Debt consists of the following (in thousands):

September 30, 2019
Revolver at LIBOR Plus Margin	$2,597
Term Loan at LIBOR Plus Margin	380
Total Debt	2,977
Debt Maturing within one year	(2,977)
Non-current portion of long term debt	$-

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

The Term and Revolver Loans bear interest at the LIBOR rate plus a margin. The margin on the outstanding balance of the Company’s Term Loans and Revolver Loans were fixed at 3.50% and 3.00% per annum, respectively, through September 30, 2017. Thereafter, the margins were subject to increase or decrease by Lender on the first day of each of the Borrowers’ fiscal quarters based upon the Fixed Charge Coverage Ratio (as defined in the Credit Facility) as of the most recently ended fiscal quarter falling into one of three levels. If the Company’s Fixed Charge Coverage Ratio is greater than or equal to 1.25 to 1.00, a margin of 3.25% and 2.75%, respectively, is added to LIBOR rate for the term loan and revolver with a step up to 3.50% and 3.00%, respectively, if the ratio is greater than or equal 1.00 to 1.00 but less than 1.25 to 1.00 and another step up to 3.75% and 3.25%, respectively, if the ratio is less than 1.00 to 1.00. The Company is also required to pay a commitment fee on the unused commitments under the Revolver at a rate equal to 0.50% per annum and early termination fee of (a) 2% of the Revolver Commitment Amount and Term Loan if termination occurs before the first anniversary of the Credit Facility or (b) 1% of the Revolver Commitment Amount and Term Loan if termination occurs after the first anniversary of the Credit Facility but before the second anniversary of the Credit Facility. The Company’s interest rate plus margin as of September 30, 2019 on the Credit Facility was 4.88% and 5.38% for the Revolver and Term Loan, respectively. The Company’s interest rate plus margin as of December 31, 2018 on the Credit Facility was 5.38% and 5.88% for the Revolver and Term Loan, respectively.

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

As of September 30, 2019, and the date hereof, the Company is in compliance with the covenants of the Credit Facility.

NOTE 10 - Accounting for Stock Based Compensation

The Company’s results for the three and nine month period ended September 30, 2019 includes $0.2 million and $0.6 million, respectively, related to stock based compensation expense. Such amounts have been included in the consolidated statement of operations and comprehensive income/(loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of September 30, 2019, there are approximately 1.5 million shares available for issuance under the 2012 Plan.

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

Restricted Stock Units

On May 30, 2019 the Company granted 25,000 Restricted Stock Units (“RSU”) to each of our five independent board members under the 2012 Plan. On July 8, 2019 the Company granted 22,917 RSU’s to our newly appointed board member. Each RSU represents the Company’s obligation to issue one share of the Company’s common stock subject to the RSU award agreement and 2012 Plan. The grant date fair value of the RSU’s issued on May 30, 2019 was $1.55 per share and the grant date fair value of the RSU’s issued on July 8, 2019 was $1.58 per share. The RSU’s vest on the day before the first anniversary of the grant date or, if earlier, the effective date of a separation of service due to death or disability, provided the board member has rendered continuous service to the Company as a member of the board of directors from grant date to vesting date. Once vested the RSU will be settled by delivery of shares to the board member no later than 30 days following: 1) the third anniversary of the grant date, 2) separation from service following, or coincident with, a vesting date, or 3) a change in control.

Outstanding Stock Options and Unvested Restricted Awards

As of September 30, 2019 there were 1,950,000 service based stock options outstanding and 305,000 performance based stock options outstanding. The range of exercise prices of outstanding stock options is $0.78 to $1.92. The number of potentially dilutive common shares from stock options (options with exercise prices that are lower than the average market value of common shares for the nine months ended September 30, 2019) is 148,343 and have an average exercise price of 1.35 per share.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Additionally, as of September 30, 2019, there were 300,561 unvested restricted shares, 147,917 unvested restricted stock units and 125,000 vested restricted stock units outstanding.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Financial information by reportable segment for the respective periods is set forth below (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net sales by segment:
Network Solutions	$5,185	$6,034	$16,518	$17,181
Test and Measurement	2,996	3,683	9,219	10,980
Embedded Solutions	2,631	4,302	11,616	12,536
Total consolidated net sales of reportable segments	10,812	14,019	37,353	40,697

Segment income (loss):
Network Solutions	594	1,229	2,141	2,799
Test and Measurement	361	590	973	1,515
Embedded Solutions	(284)	565	(287)	1,448
Income (loss) from reportable segments	671	2,384	2,827	5,762

Other unallocated amounts:
Corporate expenses	(1,349)	(1,465)	(3,757)	(4,242)
Other (expenses) income - net	48	(175)	25	(421)
Consolidated income/(loss) before Income tax provision/(benefit)	$(630)	$744	$(905)	$1,099

Depreciation and amortization by segment:
Network Solutions	$91	$115	$305	$424
Test and Measurement	84	115	447	412
Embedded Solutions	299	307	919	937
Total depreciation and amortization for reportable segments	474	537	1,671	1,773

Capital expenditures by segment:
Network Solutions	12	28	75	311
Test and Measurement	32	2	125	131
Embedded Solutions	35	19	139	191
Total consolidated capital expenditures by reportable segment	$79	$49	$339	$633

	September 30, 2019	December 31, 2018
Total assets by segment:
Network Solutions	$10,193	$10,088
Test and Measurement	7,364	5,943
Embedded Solutions	15,191	16,804
Total assets for reportable segments	32,748	32,835

Corporate assets, principally cash and cash equivalents and deferred income taxes	9,346	11,332
Total consolidated assets	$42,094	$44,167

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceeding

As previously disclosed, on June 5, 2019 Harris Corporation (“Harris”) filed a request for arbitration before the American Arbitration Association in accordance with the terms of an executed purchase order, statement of work and software license agreement (collectively referred to as “Agreements”) with CommAgility entered into in 2014. Harris claims that CommAgility breached the Agreements and infringed Harris’ copyrighted Work Product by offering for sale, marketing, and promoting techniques, capabilities, products and services that incorporate Work Product, as defined in the Agreements, owned by Harris. Harris claims that CommAgility has caused Harris significant monetary damages, the sum of which cannot be determined until such time as discovery has been conducted, but is estimated by Harris to be less than $250,000. Harris is also seeking an injunction against CommAgility’s use of the Work Product which includes rights to certain technology used for air-to-ground communications. The Company believes the claims are without merit and intends to defend all of the claims vigorously. The Company has not accrued any amounts in respect of this matter and cannot estimate the possible loss, if any, that the Company may incur with respect to it.

The ultimate outcome of this matter is unknown but, in the opinion of management, we do not believe this proceeding will have a material adverse effect upon our financial condition, cash flows or future results of operations. The Company expects a portion of the legal expenses and monetary damages, if any, to be covered by our professional indemnity insurance policy.

There have been no other material changes in our commitments and contingencies and risks and uncertainties as of September 30, 2019 from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

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

INTRODUCTION

Key customers are currently experiencing project timing differences from those we anticipated for the quarter. As a result, fewer large projects, a downturn in government orders in the quarter and lower sales by CommAgility to one of our largest customers combined to reduce top line revenues in the quarter as compared to the year ago period. This impacted gross profit and resulted in a loss for the quarter compared to net income in the third quarter of last year. Our expenses related to sales and marketing as well as general and administrative costs decreased as a result of the lower revenue generation, but we invested more in research and development during the quarter as compared to the year ago period as we deployed personnel in the Embedded Solutions segment on the 5G NR product roadmap and other related initiatives. We have taken immediate steps in the third quarter to implement a restructuring in our Network Solutions and Test and Measurement segments to address the current situation, and we expect revenues over the next few quarters to rebound as the anticipated projects come online and we advance our initiatives in the Embedded Solutions segment.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Net Revenues (in thousands)

	Three months ended September 30
	Revenue		% of Revenue		Change
	2019	2018	2019	2018	Amount	Pct.
Network Solutions	$5,185	$6,034	48.0%	43.0%	$(849)	-14.1%
Test and Measurement	2,996	3,683	27.7%	26.3%	(687)	-18.7%
Embedded Solutions	2,631	4,302	24.3%	30.7%	(1,671)	-38.8%
Total Net Revenues	$10,812	$14,019	100.0%	100.0%	$(3,207)	-22.9%

Net consolidated revenue decreased $3.2 million or 22.9% from the prior year period due primarily to lower Embedded Solutions sales of digital signal processing hardware to our largest customer as well as lower software license and services revenues due to fewer projects. Network Solutions revenue was lower due to fewer large projects as compared to the prior year. Test and Measurement revenue was down as a result of fewer government orders and a large 2018 project that did not repeat in the current year.

Gross Profit (in thousands)

	Three months ended September 30
	Gross Profit		Gross Profit %		Change
	2019	2018	2019	2018	Amount	Pct.
Network Solutions	$2,104	$2,640	40.6%	43.8%	$(536)	-20.3%
Test and Measurement	1,497	1,850	50.0%	50.2%	(353)	-19.1%
Embedded Solutions	1,224	1,974	46.5%	45.9%	(750)	-38.0%
Total Gross Profit	$4,825	$6,464	44.6%	46.1%	$(1,639)	-25.4%

Consolidated gross profit margin for the third quarter 2019 of 44.6% is comparable to the prior year period gross profit margin of 46.1%. Network Solutions gross profit margin decreased due to lower absorption of fixed labor and overhead charges and as a consequence of the competitive pricing environment impacting the entire industry. Embedded Solution gross profit margin increased due to a more favorable mix of hardware sales as compared to the prior year. Test and Measurement gross profit margin was flat.

Operating Expenses (in thousands)

	Three months ended September 30
	Operating Expenses		% of Revenue		Change
	2019	2018	2019	2018	Amount	Pct.
Research and Development	$1,343	$1,191	12.4%	8.5%	$152	12.8%
Sales and Marketing	1,753	1,795	16.2%	12.8%	(42)	-2.3%
General and Administrative	2,407	2,559	22.3%	18.3%	(152)	-5.9%
Total Operating Expenses	$5,503	$5,545	50.9%	39.6%	$(42)	-0.8%

Research and development expenses increased $0.2 million, reflecting Embedded Solutions headcount deployment on product roadmap initiatives, specifically the 5G NR product roadmap. This was offset by reduced third party spend and, to a lesser extent, headcount savings resulting from a restructuring action at the Network Solutions and Test and Measurement segments.

Sales and marketing expenses decreased due to the lower external commission expense, which was partially offset by higher headcount expenses.

General and administrative expenses decreased due primarily to reduced bonus expense and a favorable foreign exchange impact.

Other Income/(Expense)

Other income increased $0.2 million due to an increase in foreign exchange gains recognized on monetary assets and liabilities denominated in currencies other than our functional currencies as compared to losses in the prior year period.

Interest Expense

Consolidated interest expense decreased $55,000 primarily related to accretion expense recorded in 2018 related to the CommAgility contingent consideration liability.

Taxes

The Company recorded an income tax benefit for the third quarter 2019 of $0.2 million as compared to tax provision of $0.2 million in the prior year period. The decrease is due to a change in the Company’s annual effective tax rate and the recognition of a loss before taxes in the current year period as compared to income before taxes in the prior year period.

Net Income/Loss

Net Loss for the third quarter 2019 was $0.5 million or loss per share of $.02 as compared to net income of $0.6 million or earnings per share of $.03 in the prior year period. The decrease in net income year over year was primarily attributable to lower gross profit driven by lower sales, which was only marginally offset by foreign exchange gains, lower interest expense and, to a lesser extent, lower operating expenses.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Net Revenues (in thousands)

	Nine months ended September 30
	Revenue		% of Revenue		Change
	2019	2018	2019	2018	Amount	Pct.
Network Solutions	$16,518	$17,181	44.2%	42.2%	$(663)	-3.9%
Test and Measurement	9,219	10,980	24.7%	27.0%	(1,761)	-16.0%
Embedded Solutions	11,616	12,536	31.1%	30.8%	(920)	-7.3%
Total Net Revenues	$37,353	$40,697	100.0%	100.0%	$(3,344)	-8.2%

Net consolidated revenue decreased 8.2% from the prior year period due primarily to lower Test and Measurement revenue resulting from fewer government orders and large projects. Embedded Solutions revenue also decreased primarily as a result of lower software and services sales as compared to the prior year period. Network Solutions revenue decreased due to fewer large project sales.

Gross Profit (in thousands)

	Nine months ended September 30
	Gross Profit		Gross Profit %		Change
	2019	2018	2019	2018	Amount	Pct.
Network Solutions	$6,893	$7,552	41.7%	44.0%	$(659)	-8.7%
Test and Measurement	4,843	5,509	52.5%	50.2%	(666)	-12.1%
Embedded Solutions	4,949	5,842	42.6%	46.6%	(893)	-15.3%
Total Gross Profit	$16,685	$18,903	44.7%	46.4%	$(2,218)	-11.7%

Consolidated gross profit margin for the nine months ended September 30, 2019 of 44.7% is lower than the prior year period of 46.4% due to higher margin software and services revenue in the Embedded Solutions segment in 2018 and a higher percentage of lower margin hardware revenue in 2019. Additionally, Network Solutions gross profit margin declined from the prior year period due primarily to the competitive pricing environment in the industry, which was somewhat offset by labor and overhead savings in the current period. The improved gross profit margin at the Test and Measurement segment resulted from more favorable product mix and labor and overhead savings compared to the prior year.

Operating Expenses (in thousands)

	Nine months ended September 30
	Operating Expenses		% of Revenue		Change
	2019	2018	2019	2018	Amount	Pct.
Research and Development	$4,556	$3,660	12.2%	9.0%	$896	24.5%
Sales and Marketing	5,718	5,639	15.3%	13.9%	79	1.4%
General and Administrative	7,341	7,870	19.7%	19.3%	(529)	-6.7%
Loss on Change in Fair Value of Contingent Consideration	-	213	0.0%	0.5%	(213)	-100.0%
Total Operating Expenses	$17,615	$17,382	47.2%	42.7%	$233	1.3%

Research and development expenses increased $0.9 million due primarily to Embedded Solutions headcount deployment on product roadmap initiatives, specifically the 5G NR product roadmap. This was partially offset by reduced third party spend at the Network Solutions and Test and Measurement segments and favorable foreign exchange impact.

Sales and marketing expenses increased $0.1 million due to increased headcount expenses and demonstration asset impairment charges for assets that are no longer in use, partially offset by lower marketing expenses and lower external commission expenses.

General and administrative expenses decreased $0.5 million as a result of reduced bonus expense, reduced legal expenses and favorable foreign exchange impact, which was partially offset by severance charges related to the third quarter restructuring actions.

A loss on change in the fair value of contingent consideration of $0.2 million was recorded in the prior year period due to a change in the estimated fair value of the CommAgility contingent consideration liability recorded in the nine month period ended September 30, 2018. The CommAgility contingent consideration liability was paid in the first quarter of 2019. There are no additional purchase price payments related to the CommAgility acquisition.

Other Income/(Expense)

Other income increased $0.3 million due to an increase in foreign exchange gains recognized on monetary assets and liabilities denominated in currencies other than our functional currencies as compared to losses in the prior year period.

Interest Expense

Consolidated interest expense decreased $0.1 million primarily related to accretion expense recorded in 2018 related to the CommAgility contingent consideration liability.

Taxes

For the nine months ended September 30, 2019 the Company recorded a tax benefit of $0.3 million as compared to a tax provision of $0.3 million in the prior year period due to a loss before income taxes in the current year period as compared to net income before taxes in the prior year period. The effective tax rate decreased from 31.5% in the prior year period to 28.3% in the current year period due to differences in estimates of taxable income year over year.

Net Income/Loss

For the nine months ended September 30, 2019 the Company recorded a net loss of $0.6 million or loss per share of $.03 as compared to net income of $0.8 million or earnings per basic share of $.04 and earnings per diluted share of $.03 in the prior year period due primarily to lower consolidated gross profit margins, higher consolidated operating expenses, which were only partially offset by higher income from foreign exchange gains and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As described in Note 9 to the consolidated financial statements, on February 26, 2019 the Company entered into Amendment No. 3 to the Credit Facility which extends the termination date of the Revolver from November 16, 2019 to March 31, 2020. We believe we can further extend the existing Credit Facility beyond March 31, 2020 on terms similar or more favorable to our current agreement. We expect borrowings available to us under our Credit Facility, our existing cash balance and cash generated by operations to be our primary sources of short-term liquidity. We believe these sources in combination with an extension of our existing Credit Facility beyond March 31, 2020 will be sufficient to meet our liquidity needs for at least the next twelve months.

Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of a former wholly owned subsidiary in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and, as a result, will increase the Company’s liquidity as cash needed to pay federal income taxes will be reduced.

As of September 30, 2019, substantially all of our cash and cash equivalents are held outside the United States. The asset based revolver under our Credit Facility is secured by the Company’s U.S. assets. Income taxes have been provided on foreign earnings such that there would be no significant income tax expense to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiary.

Operating Activities

Cash used by operating activities was $1.6 million for the nine months ended September 30, 2019 which compares to cash provided by operating activities of $1.4 million in the prior year period. The decrease was due to a net loss in the nine months ended September 30, 2019 as well as investments in inventory to meet lead times and payments of accrued expenses. Included in cash used by operating activities, in accordance with ASU 2016-15, is $0.8 million of the CommAgility contingent consideration payment.

Investing Activities

Cash used by investing activities was $0.8 million for the nine months ended September 30, 2019 which was lower than the prior year period of $1.4 million due to lower capital expenditures and deferred purchase price payments for the CommAgility acquisition.

Financing Activities

Cash provided by financing activities was $0.2 million for the nine months ended September 30, 2019 as compared to $1.5 million for the prior year period. The decrease from the prior year is primarily due to the payment of the CommAgility contingent consideration, of which $0.8 million is included in cash provided by financing activities, and lower borrowings under the revolver as compared to the prior year.

Overall, cash and cash equivalents decreased $2.3 million during the nine months ended September 30, 2019 for the reasons noted above.

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

Critical Accounting Policies

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2018 Form 10-K, except for adoption of Topic 842 which is described in Note 2.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about adoption of Topic 326 not having a material impact on our consolidated financial statements; revenues over the next few quarters rebounding as anticipated projects come online and initiatives in the Embedded Solutions segment are advanced; our ability to extend the existing Credit Facility beyond March 31, 2020 at terms similar or more favorable to our current agreement; borrowings available to us, our existing cash balance and cash generated by operations to be our sources of short-term liquidity; our belief that these sources will be sufficient to meet our liquidity needs for at least the next 12 months; our expectation that legal expenses and any claims associated with the Harris arbitration will be covered under our professional indemnity insurance policy; realizing tax benefits in future periods due to available net operating loss carryforwards; the Company’s future taxable income being expected to be offset by the utilization of net operating loss carryforwards and, as a result, increasing the Company’s liquidity as cash needed to pay federal income taxes will be substantially reduced. These statements involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of our management to successfully implement our business plan and strategy, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, the loss of any significant customers, our abilities to protect our intellectual property rights, the effects of economic conditions and trade, legal and other economic risks, our ability to manage risks related to our information technology and cyber security, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this Quarterly Report on Form 10-Q. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2018 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No material changes in the quarter.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2017, Commission File No. 011-11916)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, filed on November 14, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: November 14, 2019
	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated: November 14, 2019
	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer

EXHIBIT INDEX

Exhibits
Number No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, filed on November 14, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

