Form 10-K
period 2019-12-31
WIRELESS TELECOM GROUP INC
filed 2020-03-19
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

Commission file number 1-11916

WIRELESS TELECOM GROUP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2582295
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 Eastmans Road,
Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code) 973-386-9696

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	WTT	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

none
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [  ] No [X]

The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE American on June 30, 2019: $28,924,861. As of March 6, 2020, there were 21,647,571 shares of the Company’s common stock ($.01 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In 2019, Wireless Telecom Group was comprised of four brands – Microlab, Boonton, Noisecom, and CommAgility – organized into three reporting segments – Network Solutions, Test and Measurement and Embedded Solutions. Since our acquisition of Holzworth Instrumentation, Inc. (“Holzworth”) in February of 2020, we are also offering the Holzworth brand in our Test and Measurement segment.

Our customers include wireless carriers, defense contractors, military and government agencies, satellite communication companies, network equipment manufacturers, tower companies, semiconductor device manufacturers, system integrators and medical device manufacturers.

Our products include components, modules, systems and instruments used across the lifecycle of wireless connectivity and communication development, deployment and testing. Our customers use these products in relation to commercial infrastructure development, the expansion and upgrade of distributed antenna systems, deployment of small cell technology, use of medical devices and private long term evolution (“LTE”) networks. In addition, the Company’s products are used in the development and testing of satellite communication systems, radar systems, semiconductor devices, automotive electronics and avionics.

The consolidated financial statements for the 2019 fiscal year include the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name Noise Com, Inc., and its wholly owned subsidiaries including Boonton Electronics Corporation, Microlab/FXR, Wireless Telecommunications Ltd. and CommAgility Limited. The corporate website address is www.wirelesstelecomgroup.com. Noise Com, Inc., Boonton Electronics Corporation, Microlab/FXR and CommAgility Limited Ltd. are hereinafter referred to as “Noisecom”, “Boonton”, “Microlab” and “CommAgility”, respectively.

Market

Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source components and instruments, electronic testing and measurement instruments, and radio frequency (“RF”) passive components to customers. With the CommAgility acquisition in February of 2017 the Company expanded to include the delivery of signal processing modules and the delivery, implementation and configuration of LTE physical layer and stack software. Approximately 93% and 90% of the Company’s consolidated revenues in fiscal years 2019 and 2018, respectively, were derived from commercial customers. The remaining consolidated revenues (approximately 7% and 10% in 2019 and 2018, respectively) were comprised of revenues from the United States government (particularly the armed forces) and prime defense contractors.

Products

Our Network Solutions segment is comprised of our Microlab business.

Microlab designs and manufactures a wide selection of RF components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets as well as for use in medical devices. Microlab products are used in small cell deployments, distributed antenna systems, in-building wireless solutions and cellular base-stations. Microlab is a leader in low passive intermodulation (“PIM”) radio frequency and microwave products for these purposes due to our quality, design consultation for specialized services, long history and expertise.

Microlab components possess unique capabilities in the area of broadband frequency coverage, minimal loss and low PIM. High performance components – such as power combiners, directional couplers, attenuators, terminators and filters – are developed for broadband applications to support commercial in-building wireless networks, public safety networks, rail and transportation deployments, corrosive salt/fog environment build-outs and global positioning system (“GPS”) signal distribution.

Along with components and integrated subsystems, the Microlab portfolio also includes system performance monitoring and timing synchronization solutions. These products include a portfolio of GPS digital repeaters and splitters for cellular timing synchronization as well as a passive systems monitor for real-time diagnostics of an in-building distributed antenna system.

Our Test and Measurement segment is comprised of the Boonton and Noisecom brands and, subsequent to the closing of our acquisition of Holzworth, the Holzworth brand.

Boonton

Boonton is a leader in high performance RF and microwave test equipment for radar, avionics, electronic warfare, electromagnetic interference compatibility, and satellite and wireless communications applications due to our product quality and measurement speed and accuracy. Used across the semiconductor, military, aerospace, medical and commercial communications industries, Boonton products enable a wide range of radio frequency power measurements and signal analysis for radio frequency product design, production, maintenance and testing.

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

Noisecom

Noisecom is a leader in radio frequency and microwave noise sources for signal jamming, system impairment, reference level comparison and calibration, receiver robustness testing, and jitter injection due to our product quality and product design flexibility. Noisecom designs and produces noise generation instruments, calibrated noise sources, noise modules and diodes. Noisecom noise products are used to provide wide band interference and test signals for sophisticated commercial communication and defense applications, and as a stable reference standard for advanced systems found in radar applications and satellite communications. Noise source products:

●	simulate challenging signaling conditions in data and radio frequency transmission systems, such as jitter testing for high speed data lines used in modern computer architecture;

●	send signals for noise measurement to allow wireless receivers and transmitters to be optimized;

●	are used for jamming radio frequency signals, blocking or disturbing enemy radar and other communications and insulating and protecting friendly communications; and

●	comprise components in radar systems as part of built-in test equipment to continuously monitor the radar receiver and in-satellite communications where the use of back-up receivers are becoming more common.

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

Holzworth

Holzworth designs and manufactures specialty phased noise analyzers and signal generators used by government labs, the semiconductor industry, and network equipment providers, among others, in research and automated test environments. Holzworth signal generators are optimized for ultra-low phase noise performance, spectral purity and fast switching speeds and their phase noise analyzers are of the same innovative design philosophy, optimized for measurement speed, z540 traceable accuracy and high reliability while measuring to noise floors at the theoretical limit.

Our Embedded Solutions segment consists of our subsidiary CommAgility.

CommAgility develops the software which enables private network deployments including the LTE physical layer and stack software, for 4G and emerging 5G mobile network and related applications. CommAgility also develops embedded signal processing and radio frequency modules which enable 4G and 5G mobile network solutions and related applications. Combining the latest digital signal processing (“DSP”), field programmable gate array (“FPGA”) and radio frequency technologies with advanced, industry-leading software, CommAgility provides compact, powerful and reliable products for integration into high performance test equipment, specialized radio and intelligence systems, satellite systems and R&D demonstrators.

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

Customers

The Company currently sells the majority of its products to telecommunications service providers, systems integrators, neutral host operators, distributors, large defense contractors, global technology and services companies, U.S. and foreign governments, and medical device manufacturers.

For the years ended December 31, 2019 and 2018 one customer, Viavi Solutions, accounted for 24.8% and 22.0% of total consolidated revenues, respectively.

Competition

We compete against many companies which utilize similar technology, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than us. Some of these companies include Keysight Technologies, Inc., Rohde & Schwarz GmbH & Co. KG, Anritsu Corporation, Kathrein, Commscope, Qualcomm and Azcom. We also compete against smaller offshore vendors with significantly lower costs and expenses than us, such as Sym Technology, Inc., Innowave RF and Wireless Supply.

The Company believes its competitive strengths include:

●	long-standing relationships with a core group of diverse customers in the wireless, telecommunication, satellite, military, aerospace, semiconductor and medical industries

●	agility in providing highly customized and configured solutions to the customer’s technical specifications

●	a long tradition of developing highly engineered wireless solutions through our strong design capabilities and technology know-how

●	long-standing, well-established sales channels and relationships which allow us to bring new solutions to market quickly

●	diversification across multiple customer segments, providing solutions to enable development, testing and deployment

●	being an approved vendor at all four of the major U.S. carriers with hundreds of approved Network Solutions products

●	an embedded base of products and instruments in our Test & Measurement segment which leads to recurring purchases of our products

●	extensive knowhow and IP in the Embedded Solutions segment related to 3rd Generation Partnership Project (“3GPP”) 4G and 5G wireless standards which enable us to address complex and customized requirements for specialized networks

Backlog

The Company’s consolidated backlog of firm orders to be shipped in the next twelve months was approximately $3.8 million at December 31, 2019, compared to approximately $8.2 million at December 31, 2018. It is anticipated that the majority of the backlog orders at December 31, 2019 will be filled during the current year. The stated backlog is not necessarily indicative of Company revenues for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

CommAgility develops the software which enables private network deployments including the LTE physical layer and stack software, for 4G and emerging 5G mobile network and related applications. CommAgility also develops embedded signal processing and radio frequency modules which enable 4G and 5G mobile network solutions and related applications. Combining the latest digital signal processing (“DSP”), field programmable gate array (“FPGA”) and radio frequency technologies with advanced, industry-leading software, CommAgility provides compact, powerful and reliable products for integration into high performance test equipment, specialized radio and intelligence systems, satellite systems and R&D demonstrators.

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

Approximately 48% of Microlab’s revenues are traced to products that are sourced from offshore vendors. Certain of Microlab’s products that were sourced from offshore vendors were subject to tariffs throughout the entirety of fiscal 2019, and, effective September 1, 2019, all of Microlab products that come from offshore suppliers are subject to tariffs. The impact of tariffs has decreased our consolidated gross profit margin by less than 1%. The remainder of Microlab products are designed and manufactured by the Company in Parsippany, New Jersey. All Microlab products are tested by the Company in Parsippany, New Jersey.

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

Product Liability Coverage

The testing of electronic communications equipment and the accurate transmission of information entail a risk of product liability to the Company. Product liability claims could be asserted against the Company by end-users of any of the Company’s products. The Company maintains product liability insurance coverage. No claims have been asserted for product liability due to a defective or malfunctioning device in the past five years.

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

The Company believes it is in material compliance with all such export regulations.

FAR and DFARS

Certain of the Company’s contracts with the U.S. Government are subject to Federal Acquisition Regulations (“FAR”) regarding government procurement. Further, certain of the Company’s contracts are subject to the IT security requirements of Defense Federal Acquisition Regulation Supplement (“DFARS”) for controlled unclassified information.

The Company believes it is in material compliance with applicable requirements of FAR and DFARS.

Employees

As of February 29, 2020, the Company has 154 full time employees, including Holzworth employees. The Company is not subject to collective bargaining agreements in the United States or internationally and considers its relationship with its employees to be good.

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

Item 1A. Risk Factors

Our business is dependent on capital spending on data and communication networks by customers or end users of our products, and reductions in such capital spending could adversely affect our business.

Our performance is dependent on customers’ or end users’ capital spending for constructing, rebuilding, maintaining or upgrading data and communication networks, which can be volatile or hard to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending, and therefore, our revenues and profits, including:

●	competing technologies;
●	timing and adoption of global rollout of new technologies, including 4G/LTE/5G;
●	customer specific financial or market conditions;
●	governmental budget levels and regulation;
●	demand for network services; and
●	acceptance of new services offered by our customers.

Our customers or the end users of our products may not purchase new equipment at levels we have seen in the past or expect in the future. Accordingly, we may not be able to maintain or increase our revenue in the future, and our business, financial condition, results of operations and cash flows could be materially adversely affected.

We depend on the deployment of 4G LTE and 5G NR private networks and related services to grow our business, and our business may be harmed if our customers are unsuccessful in the deployment of 4G LTE and 5G NR private networks or if they deploy technologies that are not supported by our solutions.

We depend on the deployment of 4G LTE and 5G NR wireless private networks which are supported by our Embedded Solutions software licenses and services. Deployment of private networks in support of industrial internet of things (“IOT”) networks, satellite communications, transportation networks and air to ground networks requires significant capital expenditure by customers. If new deployments of 4G LTE or 5G NR private networks are delayed because of a lack of capital or other issues, or if we are unsuccessful in winning new projects for deployment of 4G LTE and 5G NR private networks, our financial results could be adversely affected.

We depend on a limited number of customers for a significant portion of our revenues. The loss of, or a significant decrease in business from any of these customers could seriously harm our financial condition and results of operations.

We derived a significant portion of our revenues from a limited number of customers in 2019. On a segment basis, client concentration may be of even greater significance. In 2019 one customer accounted for 90% of Embedded Solutions revenues. Two customers accounted for approximately 71% and 18% of the Embedded Solutions segment revenues for 2018. In addition, in our Network Solutions segment, we have one customer representing approximately 17% and 13% of the 2019 and 2018 revenues, respectively, for that segment. The loss of, or a significant decrease in, business from one or more of our more significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon some of these larger customers for a significant percentage of our revenues.

Our business operations and financial performance may be affected by the recent coronavirus outbreak in China.

The recent outbreak of coronavirus in China is spreading globally and is expected to adversely affect the economic conditions throughout the world. The outbreak has slowed the economic growth in China. With the spread of the Coronavirus to the United States and other countries, it is unclear how economic activity and workflows might be impacted on a worldwide basis. Many employers in the United States are requiring their employees to work from home or not come into their office. If the outbreak continues and conditions worsen, we may experience a disruption in our supply chain as well as a decline in sales activities and customer orders. The impact of the Coronavirus on our operations is uncertain at this time. Given the rapidly changing situation related to this pandemic, we believe it could have a material adverse effect on our business, financial conditions and results of operations.

Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk on our variable rate debt and prevent us from meeting obligations on our indebtedness.

We currently have a credit facility with Bank of America providing an asset-based revolver and a term loan (see Management Discussion and Analysis – Liquidity and Capital Resources below). To fund the cash portion of the purchase price of the Holzworth acquisition, on February 7, 2020, we entered into a term loan facility with Muzinich BDC which provides for a term loan in the amount of $8.4 million.

Our degree of leverage could have consequences, including:

●	making it more difficult for us to make payment on our indebtedness;
●	increasing our vulnerability to general economic and industry conditions;
●	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, research and development and future business opportunities;
●	exposing us to the risk of increased interest rates;
●	limiting our ability to make strategic acquisitions and investments;
●	limiting our ability to refinance our indebtedness as it becomes due; and
●	limiting our ability to adjust quickly or at all to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Our ability to continue to fund our obligations and to reduce debt may be affected by general economic, financial market, competitive, legislative and regulatory factors, among other things. An inability to fund our debt requirements or reduce debt could have a material adverse effect on our business, operating results, cash flows and financial condition.

Restrictive covenants in the agreements governing our credit facility could restrict our ability to pursue business strategies.

The agreements governing our term loan and credit facility limit our ability, among other things, to incur additional secured indebtedness, incur liens, pay dividends, enter into transactions with our affiliates, and sell assets. In addition, our credit facility contains restrictive covenants that limit our ability to engage in activities that might be in our long term best interest, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, making investments and acquisitions, and extending loans and other advances to affiliates. Furthermore, the term loan facility contains specific financial covenants including a quarterly leverage test, fixed charge coverage test and a liquidity requirement for our CommAgility business. The credit facility with Bank of America contains one financial covenant which is a fixed charge coverage test. A default of a covenant in our Muzinich term loan facility would trigger a cross default in our Bank of America credit facility and vice versa.

Our failure to comply with financial and other restrictive covenants could result in an event of default and cross default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings or foreclosing on collateral pledged to them to secure the indebtedness.

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

We also compete on price. That competition comes from smaller offshore vendors with significantly lower costs and expenses as well as larger companies which have substantially greater resources and expertise in financial, technical and marketing areas than we have. The emergence of smaller off shore vendors has created a highly competitive pricing environment specifically for our Network Solutions segment. Our competitors may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented.

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

On February 7, 2020 we acquired Holzworth Instrumentation, Inc., a company based in Denver, Colorado. Additionally, in the future we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. The Holzworth acquisition and future acquisitions and investments involve numerous risks, including, but not limited to:

●	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;
●	diversion of management’s attention from other operational matters;
●	the potential loss of key employees of acquired businesses;
●	lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;
●	implementation or remediation of controls, procedures and policies of the acquired company;
●	failure to commercialize purchased technology;
●	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes, escheat and tax and other known and unknown liabilities; and
●	the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods.

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

To the extent that we pay the consideration for any future acquisitions or investments in cash or any potential cash earn outs, it would reduce the amount of cash available to us for other purposes. Such payments also may increase our cash flow and liquidity risk and could result in increased borrowings under our Credit Facility. See the Risk Factor titled “Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk on our variable rate debt and prevent us from meeting obligations on our indebtedness.” Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses or impairment charges against goodwill or intangible assets on our balance sheet, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our future success depends on our ability to anticipate and to adapt to technological changes and to develop, implement and market product innovations.

Many of our markets are characterized by advances in information processing and communications capabilities that require increased transmission speeds and greater bandwidth. These advances require ongoing improvements in the capabilities of our products. However, we may not be successful in our ongoing improvement efforts if, among other things, our products:

●	are not cost effective;
●	are not brought to market in a timely manner;
●	are not in accordance with evolving industry standards; or
●	fail to achieve market acceptance or meet customer requirements.

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

Our revenues are dependent in part on commercial upgrades of 4G and 5G wireless communications equipment, products and services. Our business may be harmed, and our investments in our technologies may not provide us an adequate return if:

●	LTE, a wireless standard, is not widely deployed or commercial deployment is delayed;
●	wireless operators delay moving customers to 4G or 5G devices;
●	wireless operators delay 4G or 5G deployments, expansions or upgrades;
●	government regulators delay the reallocation of spectrum to allow wireless operators to upgrade to 4G or 5G, which will restrict the expansion of 4G or 5G wireless connectivity;
●	wireless operators are unable to drive improvements in 4G or 5G network performance and/or capacity;
●	wireless operators and other industries using these technologies deploy other technologies; or
●	wireless operators choose to spend their capital on their core network or limit their expenditures on radio access network (RAN).

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

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. However, other than the employment agreement we entered into with Mr. Whelan, Chief Executive Officer, we currently do not have any other employment agreements with our executive officers. We cannot provide assurance that any named executive officer will remain employed by us. The Muzinich term loan facility includes a key executive retention provision. Specifically, the cessation of service of any two of Tim Whelan, Michael Kandell or Daniel Monopoli as Chief Executive Officer, Chief Financial Officer or Chief Technology Officer, respectively, as long as the Company’s consolidated leverage ratio is greater than 1.0 to 1.0 would constitute an event of default if those persons were not replaced with persons acceptable to Muzinich within 60 days.

Additionally, the design and manufacture of our products require substantial technical capabilities in many disparate disciplines, from engineering, mechanics and computer science to electronics and mathematics. We believe that the continued employment of key members of our technical and sales staffs will be important to us but, as with our executive officers, we cannot assure you that they will remain employed by us.

Furthermore, our ability to research and develop new technologies and products, or upgraded versions of existing products, will depend, in part, on our ability to hire personnel with knowledge and skills that our current personnel do not have. If we are unable to hire or retain such qualified personnel, our revenues could be negatively impacted, and our business could suffer.

We rely on manufacturers representatives to sell our products to key large accounts and the loss of a key manufacturers representative could have a material impact on our revenues

Our products are sold through a small in-house direct sales force as well as a network of industry specific manufacturers’ representatives that have established relationships with our largest customers. Our arrangements with our manufacturers’ representatives generally can be canceled by either party with advance written notice. The loss of a manufacturers representative could result in a material decline in revenues.

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

Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Our strategies to deter misappropriation could be undermined if:

●	the proprietary nature or protection of our methodologies is not recognized in the United States or foreign countries;
●	third parties misappropriate our proprietary methodologies and such misappropriation is not detected; and
●	competitors create applications similar to ours but which do not technically infringe on our legally protected rights.

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

Part of our strategy is to increase revenues and build our relationships in European and Asian markets. Risks inherent in marketing, selling and developing relationships in European and Asian markets include those associated with:

●	economic conditions in European and Asian markets, including the impact of recessions in European and Asian economies and fluctuations in the relative values of the U.S. dollar, the Euro and Asian currencies;
●	taxes and fees imposed by European and Asian governments that may increase the cost of products and services;
●	greater difficulty in accounts receivable collection and longer collection periods;
●	seasonal reductions in business activities in some parts of the world;
●	laws and regulations imposed by individual countries and by the European Union, particularly with respect to intellectual property, license requirements and environmental requirements; and
●	political and economic instability, terrorism and war.

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

The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.

In June 2016, a majority of voters in the United Kingdom (“U.K.”) elected to withdraw from the European Union (E.U.) in a national referendum (also referred to as “Brexit”). CommAgility is located in the U.K. The UK withdrew from the EU pursuant to Brexit on January 31, 2020, subject to a transition period that is set to end on December 31, 2020. During the transition period, the British government will continue to negotiate the terms of the U.K.’s future relationship with the EU. The outcome of these negotiations is uncertain and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the U.K., the rest of the E.U. or other countries.

The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets. The measures could potentially disrupt the markets we serve and may cause us to lose customers, suppliers and employees. Additionally, disruptions and uncertainty caused by Brexit may cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Brexit may also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our business, financial condition or future results.

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

The market price of our common stock has experienced significant volatility and may continue to be subject to rapid swings in the future. From January 1, 2015 to February 21, 2020, the trading prices of our stock have ranged from $1.23 to $3.21 per share. There are several factors which could affect the price of our common stock unrelated to our financial performance, including announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market or for our products, and the entrance of additional competitors into our markets.

Although our common stock is listed for trading on the NYSE American, the trading volume in our common stock is less than that of other, larger companies in the wireless and advanced communications industries. Traditionally, the trading volume of our common stock has been limited. For example, for the 90 trading days ending on February 21, 2020, the average daily trading volume was approximately 13,000 shares per day and ranged from between 300 shares per day and approximately 106,000 shares per day. Furthermore, we only have 21,647,571 shares of common stock outstanding as of the date of this report. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. Because of our limited trading volume, holders of our common stock may not be able to sell quickly any significant number of shares, and any attempted sales of a large number of our shares will likely have a material adverse impact on the price of our common stock.

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

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

Our credit facility with Bank of America and term loan facility with Muzinich BDC are indexed to the London Interbank Offered Rate (“LIBOR”). The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.

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

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof of other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties are set forth in our annual report on Form 10-K and in this document. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

The Company leases office space in Leicestershire, England consisting of 4,900 square feet and Duisburg, Germany consisting of 7,446 square feet for the Embedded Solutions segment operations. The Leicestershire lease expires in November 2020 and the Duisburg lease is renewable every 3 months.

The Company believes its properties are suitable and adequate for its current purposes.

Item 3. Legal Proceedings

As previously disclosed, on June 5, 2019 Harris Corporation (“Harris”) filed a request for arbitration before the American Arbitration Association inaccordance with the terms of an executed purchase order, statement of work and software license agreement (collectively referred to as “Agreements”) with CommAgility entered into in 2014. Harris claims that CommAgility breached the Agreements by offering for sale, marketing, and promoting techniques, capabilities, products and services that incorporate Work Product, as defined in the Agreements, owned by Harris. Harris claims that CommAgility has caused Harris monetary damages, the sum of which cannot be determined until such time as discovery has been conducted, but is estimated by Harris to be less than $250,000. Harris is also seeking an injunction against CommAgility’s use of the Work Product which includes rights to certain technology used for air-to-ground communications. The Company believes the claims are without merit and intends to defend all of the claims vigorously. The Company has not accrued any amounts in respect of this matter and cannot estimate the possible loss, if any, that the Company may incur with respect to it.

The ultimate outcome of this matter is unknown but, in the opinion of management, we do not believe this proceeding will have a material adverse effect upon our financial condition, cash flows or future results of operations. Legal expenses incurred in connection with the arbitration from August 2019 are covered by our professional indemnity insurance policy.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the NYSE American under the name Wireless Telecom Group, Inc. (Symbol: WTT). On March 6, 2020, the Company had 364 stockholders of record. These stockholders of record do not include beneficial owners whose shares are held in “nominee” or “street name”.

Recent Sales of Unregistered Securities

None in fiscal 2019.

Issuer Purchases of Equity Securities

The Company did not repurchase any securities during the year ended December 31, 2019.

Equity Compensation Plan Information

Set forth below is certain aggregated information with respect to the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	2,055,000	$1.53	1,695,079

Equity compensation plans not approved by security holders	-	-	-

Total	2,055,000	$1.53	1,695,079

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

Key 2019 Developments and Financial Results

Fiscal 2019 was a year with some disappointments as well as growth oriented investment. Consolidated and segment revenue declined from the prior year which negatively impacted profitability. These declines were driven by lower high margin software sales and delays of certain large projects expected to be awarded in the year. Lower software revenue was caused by the slowdown of 4G software sales which was not offset by the adoption of emerging 5G software and standards. Despite these challenges, the Company invested in future growth and profitability through acquisitions and R&D investments and believes the revenue declines in 2019 can be overcome.

The decline in Embedded Solutions software and services revenue from prior years represented declines in the Company’s highest margin revenue streams. Further, the Test and Measurement segment experienced a 4.5% revenue decline as large government projects were delayed, but increased segment gross profit margin from 49.4% to 54.0%. The industry in which the Network Solutions segment operates was impacted by highly competitive pricing from offshore vendors as well as a slowdown in large venue projects. The Test and Measurement segment gross profit margin increased on higher demand of noise generation devices and real time power sensors. The Company also invested heavily in 5G NR product roadmap development in fiscal 2019 and, in January 2020, announced a collaboration with NXP Semiconductors to accelerate 5G hardware and software development. At the same time, the Company maintained an active merger and acquisition pipeline as part of its strategic plan to add complimentary, accretive and profitable businesses and drive growth opportunity through acquisitions. In connection with this, the Company signed a definitive agreement to purchase Holzworth Instrumentation, Inc. in the fourth quarter which closed on February 7, 2020. Holzworth is a Colorado based provider of specialty noise analyzers and signal generators which is an adjacent product line to our Boonton brand.

The Company presents its operations in three reportable segments: (1) Network Solutions, (2) Test and Measurement and (3) Embedded Solutions. In fiscal 2019 the Network Solutions segment is comprised primarily of the operations of Microlab; the Test and Measurement segment is comprised of the operations of Boonton and Noisecom; and the Embedded Solutions segment is comprised of CommAgility.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2019 and 2018; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018.

Critical Accounting Policies

Management’s discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of the Company’s critical accounting policies, defined as those policies that the Company believes are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Estimates and assumptions are made by management to assess the overall likelihood that an accounting estimate or assumption may require adjustment. It is reasonably possible that these estimates may ultimately differ materially from actual results. See Note 1 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for a description of all of our significant accounting policies.

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

Leases

We lease office space and certain equipment under non-cancelable lease agreements. Prior to January 1, 2019, we applied the accounting guidance in ASC 840, Leases, to our lease agreements. The leases were reviewed for classification as operating or capital leases. For operating leases, rent was recognized on a straight-line basis over the lease period. For capital leases, we recorded the leased asset with a corresponding liability and amortized the asset over the lease term. Payments were recorded as reductions to the liability with an appropriate interest charge recorded based on the then-outstanding remaining liability.

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method and established our lease accounting policy pursuant to this new standard. We initially applied the transition provisions at January 1, 2019, which allowed us to continue to apply the legacy guidance in ASC 840 for periods prior to 2019. Based on the new guidance, we assess all arrangements, that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, we determine the lease classification, recognition, and measurement at the lease commencement date. For arrangements that contain a lease we: (i) identify lease and non-lease components; (ii) determine the consideration in the contract; (iii) determine whether the lease is an operating or financing lease; and (iv) recognize lease Right of Use (“ROU”) assets and corresponding lease liabilities. Lease liabilities are recorded based on the present value of lease payments over the expected lease term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents; (ii) remaining unamortized initial direct costs and lease incentives; and (iii) any impairments of the ROU asset. The interest rate implicit in our lease contracts is typically not readily determinable and as such, we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

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

Valuation of Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is evaluated for impairment annually by first performing a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise we perform a quantitative impairment test.

As of December 31, 2019 the Company’s consolidated goodwill balance of $10.1 million is comprised of $1.4 million related to the Microlab reporting unit and $8.7 million related to the CommAgility reporting unit. The Company performed a qualitative assessment in the fourth quarter of 2019 of each reporting unit. The qualitative assessment of Microlab did not indicate any impairment of goodwill. As a result of declining future demand of the CommAgility’s signal processing hardware and the uncertainty associated with new software license and services revenues to offset the signal processing hardware sales decline, the Company performed a quantitative impairment test of the goodwill of the CommAgility reporting unit.

For goodwill impairment testing using the quantitative approach, the Company estimates the fair value of the selected reporting unit primarily through the use of a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the reporting unit, including goodwill. If the fair value of the reporting unit exceeds the carrying value, no impairment charge is recorded. If the carrying value of the reporting unit exceeds the fair value an impairment charge is recorded to goodwill in the amount by which carrying value exceeds fair value. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values over a multi-year period. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.

Changes in our projections used in the discounted cash flow model could affect the estimated fair value of the Company’s reporting unit and could result in a goodwill impairment charge in a future period. In order to evaluate the sensitivity of the fair value calculations used in the quantitative goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair value of the CommAgility reporting unit and compared those values to the carrying value. Based on this sensitivity analysis, the Company did not identify any goodwill impairment. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.

As of December 31, 2018 the Company’s consolidated goodwill balance of $9.8 million was comprised of $1.4 million related to the Microlab reporting unit and $8.4 million related to the CommAgility reporting unit. Management’s qualitative assessment performed in the fourth quarters of 2018 did not indicate any impairment of goodwill.

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

The Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of December 31, 2019 and 2018, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined in ASC 740, in which it is required to file income tax returns. Additionally, the Company has identified the United Kingdom as “major” tax jurisdiction as of December 31, 2019 and 2018. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s Notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2019 and 2018, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months.

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

Comparison of the results of operations for the year ended December 31, 2019 with the year ended December 31, 2018

Net Revenues (in thousands)

	Twelve months ended December 31
	Revenue		% of Revenue		Change
	2019	2018	2019	2018	Amount	Pct.
Network Solutions	$21,830	$22,275	44.6%	42.2%	$(445)	-2.0%
Test and Measurement	13,566	14,212	27.7%	26.9%	(646)	-4.5%
Embedded Solutions	13,525	16,301	27.7%	30.9%	(2,776)	-17.0%
Total Net Revenues	$48,921	$52,788	100.0%	100.0%	$(3,867)	-7.3%

Consolidated net revenues were impacted by declines in all three segments. Embedded Solutions revenue decreased from the prior year on lower sales of LTE software licenses and related services offset only partially by increased sales of digital processing hardware to our largest customer. We believe that the transition from 4G to 5G was a factor in the decline in software license revenue and related services. Test and Measurement revenues declined on fewer government orders and large projects. Network Solutions revenues were lower than the prior year due to fewer large venue projects and a highly competitive pricing environment impacting the entire industry.

As part of our 2020 planning process, the Company determined that demand for our Embedded Solutions digital signal processing hardware cards from the Company’s largest customer will be significantly reduced from levels in fiscal 2019 and 2018. The Company expects the decline in Embedded Solutions hardware revenue to be partially offset by increased higher margin software license and services specifically related to 5G NR private network projects. Overall, however, the Company expects a decline in revenues for Embedded Solutions in 2020 as compared to 2019.

Gross Profit (in thousands)

	Twelve months ended December 31
	Gross Profit		Gross Profit %		Change
	2019	2018	2019	2018	Amount	Pct.
Network Solutions	$9,216	$9,756	42.2%	43.8%	$(540)	-5.5%
Test and Measurement	7,320	7,018	54.0%	49.4%	302	4.3%
Embedded Solutions	5,753	7,393	42.5%	45.4%	(1,640)	-22.2%
Total Gross Profit	$22,289	$24,167	45.6%	45.8%	$(1,878)	-7.8%

Consolidated gross profit margin in 2019 was flat compared to 2018. Gross profit margin in the Test and Measurement segment increased from the prior year on favorable product mix as the Company sold higher margin Noisecom noise generation devices as well as Boonton power sensors. Network Solutions gross profit margins declined year over year due to a highly competitive pricing environment impacting the entire passive RF industry as well as lower volumes resulting in lower absorption of fixed labor and overhead charges. Embedded Solutions gross profit margin declined on product mix as higher margin software and service sales declined year over year as well as lower volumes resulting in lower absorption of fixed labor and overhead charges.

Operating Expenses (in thousands)

	Twelve months ended December 31
	Operating Expenses		% of Revenue		Change
	2019	2018	2019	2018	Amount	Pct.
Research and Development	$5,917	$4,909	12.1%	9.3%	$1,008	20.5%
Sales and Marketing	7,677	7,595	15.7%	14.4%	82	1.1%
General and Administrative	10,174	10,306	20.8%	19.5%	(132)	-1.3%
Loss on Change in Fair Value of Contingent Consideration	-	578	0.0%	1.1%	(578)	-100.0%
Total Operating Expenses	$23,768	$23,388	48.6%	44.3%	$380	1.6%

Research and development expenses overall increased $1.0 million primarily due to increased expenses in the Embedded Solutions segment. Embedded Solutions segment research and development expenses increased $1.4 million primarily for headcount deployment on product roadmap initiatives, specifically the 5G NR product roadmap. The increase in the Embedded Solutions segment research and development expenses was offset by a $0.4 million decrease in research and development expenses in the Network Solutions and Test and Measurement segments due to headcount reductions and lower third party spend.

Sales and marketing expenses increased $0.1 million primarily due to increased headcount in the Test and Measurement and Network Solutions segments offset by lower commission expense in the Embedded Solutions segment due to lower volumes.

General and administrative expenses decreased $0.1 million due to lower bonus, legal and stock compensation expenses offset by higher mergers and acquisitions expenses.

In 2018 the Company recorded a loss on change in fair value of contingent consideration of $0.6 million as our estimate of the earn-out payment related to the CommAgility acquisition was increased from our original estimate recorded at the time of acquisition due to the then improved financial results of the business. The contingent consideration payment was made in Q1 2019.

In early fiscal 2020, the Company undertook restructuring actions and cost and expense reductions across all of its segments to drive efficiency and improved operation leverage. These actions are expected to reduce consolidated costs and expenses in fiscal 2020 by approximately $1.5 million as compared to fiscal 2019.

Other income/expense

Other expenses decreased $0.1 million due to lower foreign exchange unrealized and realized losses on transactions denominated in currencies other than our functional currencies.

Interest Expense

Interest expense decreased $0.3 million primarily due to lower interest expense related to the CommAgility contingent consideration liability as final payment was made in March 2019.

Tax

The Company recorded a tax benefit in fiscal 2019 of $1.4 million due primarily to a net taxable loss in the U.K. driven by deductible research and development expenses as compared to a tax expense in fiscal 2018 of $48,000 due to deferred federal taxes in the U.S. offset by current and deferred tax benefits related to the U.K.

Net Loss

The Company recorded a net loss in the amount of $0.4 million in fiscal 2019 as compared to net income of $35,000 in fiscal 2018 due to lower consolidated gross profit and higher operating expenses partially offset by lower consolidated interest expense and the recognition of a tax benefit.

Liquidity and Capital Resources

As disclosed in Note 4 to the Consolidated Financial Statements, on February 16, 2017 the Company entered into a Credit Facility which provided for a term loan in the aggregate principal amount of $0.8 million (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the Credit Facility) of up to a maximum availability of $9 million. The proceeds of the Term Loan and Revolver were used to finance the acquisition of CommAgility. On February 26, 2019 the Company entered into Amendment No. 3 to the Credit Facility which extended the term of the Revolver to March 31, 2020, and on November 8, 2019 the Company entered into Amendment No. 4 to the Credit Facility which extended the maturity date of the Term Loan to March 31, 2020 to coincide with that of the Revolver. As described more fully below, on February 7, 2020, in connection with the Holzworth acquisition, the Company entered into Amendment No. 5 to the Credit Facility which, inter alia, extended the Revolver maturity date to March 31, 2023. Additionally, the Company prepaid the remaining principal balance of Term Loan in the amount of $0.3 million.

As of December 31, 2019 the Company had consolidated net cash (consolidated cash and cash equivalents less consolidated debt outstanding) of $1.5 million as compared to net cash of $3.0 million as of December 31, 2018. The decrease in net cash was primarily attributable to a net loss in 2019 as compared to net earnings in 2018 and the payment of deferred purchase price and contingent consideration in the first quarter of 2019 related to the CommAgility acquisition offset by lower working capital and lower capital expenditures as compared to the prior year. As of December 31, 2019, substantially all of our cash and cash equivalents are held outside the United States. As of December 31, 2019, $2.4 million was outstanding on our asset based Revolver and $0.3 million was outstanding on our Term Loan. As of December 31, 2019 and 2018, and the date hereof, the Company is in compliance with the covenants of the Credit Facility. The asset based Revolver under our Credit Facility is secured by the Company’s U.S. assets. Income taxes have been provided on foreign earnings such that there would be no significant income tax expense to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiary.

Operating Activities

Cash provided by operating activities was $80,000 for the year ended December 31, 2019 as compared to cash provided by operating activities of $4.0 million for the year ended December 31, 2018. The decline was primarily due to lower operating income, the payment of contingent consideration, a portion of which is included as cash used from operations in accordance with ASU 2016-15, payment of deferred purchase price and 2018 bonuses, which are reflected as a decrease in accrued expenses and other current liabilities offset by cash generated from working capital.

Investing Activities

Cash used by investing activities was $0.8 million for the year ended December 31, 2019 and was primarily comprised of cash used for capital expenditures of $0.4 million and payment of deferred purchase price related to the CommAgility acquisition of $0.4 million. For the year ended December 31, 2018 cash used by investing activities was $1.7 million and was primarily related to cash used for the payment of the CommAgility deferred purchase price of $0.8 million and capital expenditures of $0.9 million.

Financing Activities

Cash used by financing activities was $0.2 million for the year ended December 31, 2019 as compared to cash provided by financing activities of $0.5 million for the year ended December 31, 2018. During the year ended December 31, 2019, cash used by financing included net borrowings under the Credit Facility of $0.8 million offset by payment of contingent consideration related to the CommAgility acquisition, of which $0.8 million is included in financing activities, payment of fees related to our new term loan and amended credit facility of $0.1 million, and term loan payments of $0.2 million. During the year ended December 31, 2018, net borrowings under the Credit Facility were $0.3 million and proceeds from stock option exercises were $0.3 million which were both partially offset by Term Loan principal payments of $0.2 million.

New Term Loan Facility and Amended Credit Facility

In connection with the Holzworth Acquisition, on February 7, 2020, the Company, as borrower, and its subsidiaries, as guarantors, and Muzinich BDC, Inc., as lender (“Muzinich”), entered into a Term Loan Facility, which provides for a term loan in the principal amount of $8.4 million (the “Initial Term Loan”). All proceeds of the Initial Term Loan were used to fund the cash portion of the purchase price for the Holzworth acquisition. Principal payments on the Initial Term Loan are $21,000 per quarter with a balloon payment at maturity. The term loan bears interest at LIBOR (subject to a floor of 1.0%) plus a margin of 7.25%. The Term Loan Facility includes an upfront fee of 2.50% of the aggregate principal amount of the Initial Term Loan.

The Company may prepay the Initial Term Loan at any time. Prepayments made prior to (a) February 7, 2022 are subject to a prepayment premium in the amount of 2.0% of the prepaid principal amount and (b) February 7, 2023 are subject to a prepayment premium in the amount of 1.0% of the prepaid principal amount. The Company is required to make prepayments of the Initial Term Loan with the proceeds of certain asset dispositions, insurance recoveries and extraordinary receipts, subject to specified reinvestment rights. The Company is also required to make prepayments of the Initial Term Loan upon the issuance of certain indebtedness and to make an annual prepayment based upon the Company’s excess cash flow. Mandatory prepayments with asset sale, insurance or condemnation proceeds and excess cash flow may be made without penalty. Mandatory prepayments with the proceeds of indebtedness are subject to the same prepayment penalties as are applicable to voluntary prepayments. The maturity date for the Initial Term Loan is February 7, 2025.

The Term Loan Facility provides for an additional $11.6 term loan (the “Second Term Loan”) to be used for a second unannounced acquisition for which the Company has entered into a confidential, non-binding letter-of-intent (the “Additional Acquisition”). There can be no assurance that the Additional Acquisition will be completed. In the event the Additional Acquisition is completed, the Second Term Loan will be made available to the Company on the same terms and conditions as the Initial Term Loan, including interest rate, amortization schedule and financial covenants, subject to the payment of an additional upfront fee and satisfaction of customary conditions to funding.

The Term Loan Facility is secured by liens on substantially all of the Company’s and its subsidiaries’ assets including a pledge of the equity interests in the Company’s subsidiaries. The Term Loan Facility contains customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. In addition, the Company must maintain certain financial covenants typical for this type of arrangement, including a consolidated leverage ratio, a consolidated fixed charge coverage ratio and minimum liquidity of its foreign subsidiaries. The consolidated leverage ratio is defined as the ratio of total consolidated indebtedness, as defined, to consolidated EBITDA, as defined. The required leverage ratio starts at 4.75 to 1.0 for the twelve month periods ended March 31, 2020 and June 30, 2020, and decrease in various increments to 3.75 to 1.0 for the twelve months ended December 31, 2020, 2.75 to 1.0 for the twelve months ended December 31, 2021 and 2.0 to 1.0 for the twelve months ended December 31, 2022 and thereafter. The consolidated fixed charge coverage ratio is the ratio of consolidated EBITDA, as defined, less consolidated capital expenditures and cash income taxes paid to consolidated fixed charges, as defined, calculated on a twelve month basis. The consolidated fixed charge coverage ratio for the twelve month periods ended March 31, 2020, June 30 2020 and September 30, 2020 must be 1.35 to 1 and increases in various increments on a quarterly basis to 1.5 to 1.0 for the twelve month period ended December 31, 2020 and 2021, and to 1.75 to 1.0 for the twelve months ending December 31, 2022 and thereafter. Lastly, the Company must maintain minimum liquidity, defined as cash and availability under the UK borrowing base, as defined, of $1.0 million over any trailing four-week period until such time as the foreign subsidiary has positive EBITDA, as defined, for three consecutive quarters and the Holzworth deferred purchase price has been paid in full. The Term Loan Facility also provides for a number of events of default, including, among others, nonpayment, bankruptcy, inaccuracy of representations and warranties, breach of covenant, change in control, entry of final judgement or order, breach of material contracts, and as long as the Company’s consolidated leverage ratio is greater than 1.0 to 1.0 (as calculated in accordance with the terms of the Term Loan Facility), the cessation of service of any two of Tim Whelan, Michael Kandell or Daniel Monopoli as Chief Executive Officer, Chief Financial Officer or Chief Technology Officer, respectively, of the Borrower without acceptable replacements within 60 days. Any exercise of remedies by Muzinich is subject to compliance with the intercreditor agreement entered into at the closing of the Term Loan Facility among the Company, Muzinich and Bank of America, N.A., as lender under the Credit Facility referenced below.

Also in connection with the Acquisition, on February 7, 2020, the Company and certain of its subsidiaries (the “Borrowers”), and Bank of America, N.A. entered into Amendment No. 5 (the “Amendment”) to the Credit Facility. By entering into the Amendment, Holzworth, and CommAgility Limited, became borrowers under the Credit Facility. The obligations of the Borrowers under the Credit Facility are guaranteed by Wireless Telecom Group, Ltd. CommAgility Limited and Wireless Telecom Group, Ltd., are both wholly owned subsidiaries of the Company.

Amendment No. 5 (a) effected certain modifications to the Credit Facility to accommodate the Holzworth Acquisition, the Company’s incurrence of the Initial Term Loan and the granting of the related liens and security interests, (b) subject to the satisfaction of certain conditions precedent, made available to CommAgility an asset based revolving loan, subject to a borrowing base calculation applicable to CommAgility’s assets, of up to a maximum availability of $5.0 million (the “UK Revolver Commitment”), (c) reduced the interest rate margin applicable to revolving loans made under the Credit Facility from a range of 2.75% to 3.25% to a range of 2.00% to 2.50%, based on the Borrowers’ Fixed Charge Coverage Ratio (as defined in the Credit Facility) of the most recently completed fiscal quarter, (d) extended the Revolver Termination Date to March 31, 2023 and (e) conditioned the Borrowers’ ability to make certain debt payments under the Term Loan Facility (described above) upon compliance with a liquidity test. In all other material respects, the Credit Facility remains unchanged.

Effectiveness of Amendment No. 5 was conditioned upon, among other things, the prepayment of the remaining principal balance (approximately $0.3 million) of the $0.8 million term loan made available under the Credit Facility and the payment of a closing fee in the amount of $25,000. The Borrowers satisfied all such conditions on February 7, 2020.

Any exercise of remedies by Bank of America, N.A. under the Credit Facility is subject to compliance with the intercreditor agreement entered into at the closing of Amendment No. 5 among the Company, Muzinich, as lender under the Term Loan Facility, and Bank of America, N.A.

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

The Company expects demand for its Embedded Solutions signal processing hardware cards from the Company’s largest customer to be significantly lower in fiscal 2020 as compared to fiscal 2019. The Company expects this hardware revenue decline to be partially offset by increased Embedded Solutions software and services revenue but expects this transition to take several quarters. Additionally, the Company undertook restructuring actions and cost and expense reductions across all of its segments in early 2020 to drive efficiency and improved operating leverage.

We expect borrowings available to us under our Credit Facility, our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for the next twelve months. The Company expects the cash flow of Holzworth to fund the deferred purchase price related to the Holzworth Acquisition. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2019 consisted of the following:

Table of Contractual Obligations

Payments by year (in thousands)

	Total	2020	2021	2022	2023
Facility Leases	$1,597	$512	$474	$488	$123
Operating and Equipment Leases	117	54	54	9	-
Purchase Obligations	3,652	3,652	-	-	-
	$5,366	$4,218	$528	$497	$123

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

To the Board of Directors and Shareholders

Wireless Telecom Group, Inc.

Parsippany, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income/(loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

New York, New York

March 19, 2020

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

(In thousands, except number of shares and par value)

	December 31	December 31
	2019	2018

CURRENT ASSETS
Cash & Cash Equivalents	$4,245	$5,015
Accounts Receivable - net of reserves of $69 and $44, respectively	6,152	8,638
Inventories - net of reserves of $969 and $1,910, respectively	7,325	6,884
Prepaid Expenses and Other Current Assets	1,871	1,689

TOTAL CURRENT ASSETS	19,593	22,226

PROPERTY PLANT AND EQUIPMENT - NET	2,147	2,578

OTHER ASSETS
Goodwill	10,069	9,778
Acquired Intangible Assets, net	2,219	3,206
Deferred Income Taxes	6,013	5,592
Right of Use Assets	1,436	-
Other Assets	874	787

TOTAL OTHER ASSETS	20,611	19,363

TOTAL ASSETS	$42,351	$44,167

CURRENT LIABILITIES
Short Term Debt	$2,696	$2,016
Accounts Payable	2,227	3,252
Short Term Leases	440	-
Accrued Expenses and Other Current Liabilities	2,657	6,083
Deferred Revenue	42	103

TOTAL CURRENT LIABILITIES	8,062	11,454

LONG TERM LIABILITIES
Long Term Leases	1,018	-
Other Long Term Liabilities	77	115
Deferred Tax Liability	503	616
TOTAL LONG TERM LIABILITIES	1,598	731

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value, 75,000,000 shares authorized, 34,488,252 and 34,393,252 shares issued, 21,300,251 and 21,205,251 shares outstanding	345	344
Additional Paid in Capital	49,062	48,479
Retained Earnings	7,142	7,556
Treasury Stock at Cost, 13,188,000	(24,509)	(24,509)
Accumulated Other Comprehensive Income	651	112
TOTAL SHAREHOLDERS’ EQUITY	32,691	31,982

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,351	$44,167

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

Wireless Telecom Group, Inc.

(In thousands, except per share amounts)

	Twelve Months Ended
	December 31
	2019	2018
NET REVENUES	$48,921	$52,788

COST OF REVENUES	26,632	28,621

GROSS PROFIT	22,289	24,167

Operating Expenses
Research and Development	5,917	4,909
Sales and Marketing	7,677	7,595
General and Administrative	10,174	10,306
(Gain)/Loss on Change in Fair Value of Contingent Consideration	-	578
Total Operating Expenses	23,768	23,388

Operating Income/(Loss)	(1,479)	779

Other Income/(Expense)	(2)	(121)
Interest Expense	(305)	(575)

Income/(Loss) before taxes	(1,786)	83

Tax Provision/(Benefit)	(1,372)	48

Net Income/(Loss)	$(414)	$35

Other Comprehensive Income/(Loss):
Foreign Currency Translation Adjustments	539	(892)
Comprehensive Income/(Loss)	$125	$(857)

Earnings/(Loss) Per Share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted Average Shares Outstanding:
Basic	21,111	20,858
Diluted	21,111	21,566

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2017	33,868,252	$339	$47,494	$7,176	$(20,910)	$1,004	$35,103
Adoption of Accounting Standard	-	-	-	345	-	-	345
Adjusted Opening Equity	33,868,252	$339	$47,494	$7,521	$(20,910)	$1,004	$35,448

Net Income/(Loss)	-	-	-	35	-	-	35
Issuance of Shares in Connection with Stock Options Exercised	300,000	3	285	-	-	-	288
Issuance of Restricted Stock	225,000	2	(2)	-	-	-	-
Forfeiture of Shares Issued in Connection with CommAgility acquisition	-	-	-	-	(3,599)	-	(3,599)
Share-based Compensation Expense	-	-	702	-	-	-	702
Cumulative Translation Adjustment	-	-	-	-	-	(892)	(892)
Balances at December 31, 2018	34,393,252	$344	$48,479	$7,556	$(24,509)	$112	$31,982

Net Income/(Loss)	-	-	-	(414)	-	-	(414)
Issuance of Restricted Stock	95,000	1	(1)	-	-	-	-
Share-based Compensation Expense	-	-	584	-	-	-	584
Cumulative Translation Adjustment	-	-	-	-	-	539	539
Balances at December 31, 2019	34,488,252	$345	$49,062	$7,142	$(24,509)	$651	$32,691

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

(In thousands)

	For the Twelve Months
	Ended December 31
	2019	2018
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(414)	$35
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and Amortization	2,151	2,305
Amortization of Debt Issuance Fees	63	78
Share-based Compensation Expense	584	702
Non Cash Lease Expense	(24)	11
Deferred Income Taxes	(551)	233
Provision for Doubtful Accounts	25	-
Inventory Reserves	103	359
Changes in Assets and Liabilities:
Accounts Receivable	2,465	231
Inventories	(502)	(751)
Prepaid Expenses and Other Assets	42	(850)
Accounts Payable	(1,055)	(735)
Payment of Contingent Consideration	(772)	-
Accrued Expenses and Other Liabilities	(2,035)	2,372
Net Cash Provided by Operating Activities	80	3,990

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Capital Expenditures	(392)	(853)
Acquisition of Business, Net of Cash Acquired	(426)	(805)
Net Cash (Used) by Investing Activities	(818)	(1,658)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES
Revolver Borrowings	36,544	37,695
Revolver Repayments	(35,712)	(37,355)
Term Loan Repayments	(152)	(152)
Debt Issuance Fees	(110)	-
Payment of Contingent Consideration	(782)	-
Proceeds from Exercise of Stock Options	-	288
Net Cash Provided/(Used) by Financing Activities	(212)	476

Effect of Exchange Rate Changes on Cash and Cash Equivalents	180	(251)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(770)	2,557

Cash and Cash Equivalents, at Beginning of Period	5,015	2,458

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4,245	$5,015

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for Interest	$185	$176
Cash Paid During the Period for Income Taxes	$108	$41

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

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company presents its operations in three reportable segments: (1) Network Solutions, (2) Test and Measurement and (3) Embedded Solutions. The Network Solutions segment is comprised of the operations of Microlab. The Test and Measurement segment is comprised of the operations of Boonton and Noisecom. The Embedded Solutions segment is comprised of the operations of CommAgility.

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The most significant estimates and assumptions include management’s analysis in support of inventory valuation, accounts receivable valuation, valuation of deferred tax assets, returns reserves, warranty accruals, intangible assets, estimated fair values of stock options and vesting periods of performance-based stock options and restricted stock.

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

For the years ended December 31, 2019 and 2018 one customer, from the Embedded Solutions segment, accounted for 24.8% and 22.0% of the Company’s total consolidated revenues, respectively. At December 31, 2019, one customer exceeded 10% of consolidated gross accounts receivable at 12.9%. At December 31, 2018 one customer exceeded 10% of consolidated gross accounts receivable at 32.1%.

For the year ended December 31, 2019, three suppliers comprised or exceeded 10% of consolidated inventory purchases at 18%, 14%, and 10% respectively. For the year ended December 31, 2018 two suppliers comprised or exceeded 10% of consolidated inventory purchases at 15% and 13%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

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

Inventories

Inventories are stated at the lower of cost (average cost) or net realizable value. Net realizable value is based upon an estimated average selling price reduced by estimated costs of completion, disposal and transportation. Reductions in inventory valuation are included in cost of revenues in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Finished goods and work-in-process include material, labor and overhead expenses.

The Company reviews inventory for excess and obsolescence based on best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reduce the inventory cost basis. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Inventory carrying value is net of inventory reserves of approximately $1.0 million as of December 31, 2019 and $1.9 million as of December 31, 2018.

Inventories consist of (in thousands):	December 31, 2019	December 31, 2018
Raw materials	$4,023	$3,248
Work-in-process	406	557
Finished goods	2,896	3,079
	$7,325	$6,884

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally consist of income tax receivables, contract assets, prepaid insurance, prepaid maintenance agreements and the short term portion of debt issuance costs. The income tax receivable balance included in prepaid and other current assets was $1.1 million as of December 31, 2019 as compared to a balance of $0.8 million as of December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is evaluated for impairment annually by first performing a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise we perform a quantitative impairment test.

As of December 31, 2019 the Company’s consolidated goodwill balance of $10.1 million is comprised of $1.4 million related to the Microlab reporting unit and $8.7 million related to the CommAgility reporting unit. The Company performed a qualitative assessment in the fourth quarter of 2019 of each reporting unit. The qualitative assessment of Microlab did not indicate any impairment of goodwill. As a result of declining future demand of the CommAgility’s signal processing hardware and the uncertainty associated with new product revenues to offset the signal processing hardware sale decline, the Company performed a quantitative impairment test of the goodwill of the CommAgility reporting unit.

For goodwill impairment testing using the quantitative approach, the Company estimates the fair value of the selected reporting unit primarily through the use of a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the reporting unit, including goodwill. If the fair value of the reporting unit exceeds the carrying value, no impairment charge is recorded. If the carrying value of the reporting unit exceeds the fair value an impairment charge is recorded to goodwill in the amount by which carrying value exceeds fair value. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values over a multi-year period. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.

Changes in our projections used in the discounted cash flow model could affect the estimated fair value of the Company’s reporting unit and could result in a goodwill impairment charge in a future period. In order to evaluate the sensitivity of the fair value calculations used in the quantitative goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair value of the CommAgility reporting unit and compared those values to the carrying value. Based on this sensitivity analysis, the Company did not identify any goodwill impairment. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.

As of December 31, 2018 the Company’s consolidated goodwill balance of $9.8 million was comprised of $1.4 million related to the Microlab reporting unit and $8.4 million related to the CommAgility reporting unit. Management’s qualitative assessment performed in the fourth quarters of 2018 did not indicate any impairment of goodwill.

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

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at the weighted average spot rate for the periods presented. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the Company’s functional currency, are included in the Consolidated Statements of Operations and Comprehensive Loss. Foreign exchange transaction losses were not material in fiscal 2019 and were $0.1 million in 2018.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to a separate section of shareholders’ equity in accumulated other comprehensive income and includes unrealized gains and losses excluded from net income/(loss). These unrealized gains and losses consist of changes in foreign currency translation.

Research and Development Costs

Research and development costs are charged to operations when incurred. The amounts charged to operations for the years ended December 31, 2019 and 2018 were $5.9 million and $4.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Advertising Costs

Advertising expenses are charged to operations during the year in which they are incurred and aggregated $0.1 million for the years ended December 31, 2019 and 2018.

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

	For the Years Ended December 31,
	2019	2018

Weighted average common shares outstanding	21,110,632	20,858,298
Potentially dilutive equity awards	522,996	707,492
Weighted average common shares outstanding, assuming dilution	21,633,628	21,565,790

The weighted average number of options to purchase common stock not included in diluted loss per share because the effects are anti-dilutive, or the performance condition was not met in 2019 was 1,324,548. The weighted average number of options to purchase common stock not included in diluted loss per share in 2018, because the effects are anti-dilutive or the performance condition was not met, was 285,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Recent Accounting Pronouncements Adopted in 2019

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

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of $1.9 million on the consolidated balance sheet as of January 1, 2019. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 2.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of ASC Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard on January 1, 2019 and it did not have an impact on our financial statements as we did not issue share-based awards to nonemployees during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

In January, 2017, FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This pronouncement is effective for the Company’s 2020 calendar year, with early adoption permitted. The Company has elected to adopt this standard effective with the December 31 2019, financials and its valuation of the CommAgility and Microlab goodwill assessment in the fourth quarter of fiscal 2019.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 eliminates, modifies and adds disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software, Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for the Company’s 2023 calendar year, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2018-15 on its consolidated financial statements.

NOTE 2 - LEASES

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

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the consolidated balance sheet as of December 31, 2019. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the consolidated statement of operations and comprehensive income/(loss).

An initial right-of-use asset of $1.9 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Subsequent to adoption of the new standard there were no new right-of-use assets recognized during the twelve months ended December 31, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $0.5 million during the twelve months ended December 31, 2019 and is included in operating cash flows.

Operating lease costs were $0.8 million during the twelve months ended December 2019.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

(in thousands)	December 31, 2019
Maturity of Lease Liabilities
2020	$511
2021	474
2022	488
2023	123
Thereafter	-
Total Undiscounted operating lease payments	1,596
Less: imputed interest	(138)
Present Value of operating lease liabilities	$1,458

Other information

Weighted-average remaining lease term (months)	38
Weighted-average discount rate for operating leases	5.76%

Total annual commitments under non-cancelable lease agreements as of December 31, 2018 under the previous accounting guidance were as follows:

2019	$539
2020	510
2021	474
2022	488
2023	123
Total	$2,134

NOTE 3 – REVENUE

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 99% and 95% of the Company’s total revenue for the twelve months ended December 31, 2019 and 2018, respectively.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s Consolidated Balance Sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Contract assets are recorded in prepaid expenses and other current assets and are $0.1 million and $0.3 million as of December 31, 2019 and 2018, respectively. Deferred revenue is $42,000 and $0.1 million as of December 31, 2019 and 2018, respectively.

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

	Twelve Months Ended December 31, 2019
	Network Solutions	Test and Measurement	Embedded Solutions	Total
Total Net Revenues by Revenue Type
Passive and Active RF Solutions	$21,830	$-	$-	$21,830
Noise Generators and Components	-	6,198	-	6,198
Power Meters and Analyzers	-	6,109	-	6,109
Signal Processing Hardware	-	-	13,013	13,013
Software Licenses	-	-	14	14
Services	-	1,259	498	1,757
Total Net Revenue	$21,830	$13,566	$13,525	$48,921

Total Net Revenues by Geographic Areas
Americas	$19,318	$9,522	$1,321	$30,161
EMEA	2,241	2,105	12,154	16,500
APAC	271	1,939	50	2,260
Total Net Revenue	$21,830	$13,566	$13,525	$48,921

	Twelve Months Ended December 31, 2018
	Network Solutions	Test and Measurement	Embedded Solutions	Total
Total Net Revenues by Revenue Type
Passive and Active RF Solutions	$22,275	$-	$-	$22,275
Noise Generators and Components	-	6,130	-	6,130
Power Meters and Analyzers	-	6,769	-	6,769
Signal Processing Hardware	-	-	12,746	12,746
Software Licenses	-	-	704	704
Services	-	1,313	2,851	4,164
Total Net Revenue	$22,275	$14,212	$16,301	$52,788

Total Net Revenues by Geographic Areas
Americas	$18,871	$10,223	$3,755	$32,849
EMEA	2,591	1,659	12,019	16,269
APAC	813	2,330	527	3,670
Total Net Revenue	$22,275	$14,212	$16,301	$52,788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 4 - DEBT

Debt consists of the following (in thousands):

December 31, 2019
Revolver at LIBOR Plus Margin	$2,354
Term Loan at LIBOR Plus Margin	342
Total Debt	2,696
Debt Maturing within one year	(2,696)
Non-current portion of long term debt	$-

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

The Company must repay the Term Loan in installments of $38,000 per quarter due on the first day of each fiscal quarter beginning April 1, 2017 and continuing until the Term Loan maturity date, on which the remaining balance is due in a final installment. The future principal payments under the Term Loan are $0.3 million in 2020. The Term Loan and Revolver were both scheduled to mature on November 16, 2019. On February 26, 2019 the Company entered into Amendment No. 3 to the Credit Facility which extends the termination date of the Revolver from November 16, 2019 to March 31, 2020 (See Note 15). On November 8, 2019 the Company entered into Amendment No. 4 to the Credit Facility which extends the maturity date of the Term Loan to coincide with the extension of the Revolver at March 31, 2020, and then on February 7, 2020, entered into Amendment No. 5 (see Note 15 Subsequent Event), which, inter alia, extended the maturity date of the Revolver to March 31, 2023.

The Term Loan and Revolver bear interest at the LIBOR rate plus a margin. The margin on the outstanding balance of the Company’s Term Loan and Revolver were fixed at 3.50% and 3.00% per annum, respectively, through September 30, 2017. Thereafter, the margins were subject to increase or decrease by Lender on the first day of each of the Borrowers’ fiscal quarters based upon the Fixed Charge Coverage Ratio (as defined in the Credit Facility) as of the most recently ended fiscal quarter falling into three levels. If the Company’s Fixed Charge Coverage Ratio is greater than or equal to 1.25 to 1.00, a margin of 3.25% and 2.75%, respectively, is added to LIBOR rate with a step up to 3.50% and 3.00%, respectively, if the ratio is greater than or equal 1.00 to 1.00 but less than 1.25 to 1.00 and another step up to 3.75% and 3.25%, respectively, if the ratio is less than 1.00 to 1.00. The Company is also required to pay a commitment fee on the unused commitments under the Revolver at a rate equal to 0.50% per annum and early termination fee of (a) 2% of the Revolver Commitment Amount and Term Loan if termination occurs before the first anniversary of the Credit Facility or (b) 1% of the Revolver Commitment Amount and Term Loan if termination occurs after the first anniversary of the Credit Facility but before the second anniversary of the Credit Facility. The Company’s interest rate plus margin as of December 31, 2019 was 4.63% and 5.13% for the Revolver and Term Loan, respectively. The Company’s interest rate plus margin as of December 31, 2018 was 5.38% and 5.88% for the Revolver and Term Loan, respectively.

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

As of December 31, 2019, and the date hereof, the Company is in compliance with the covenants of the Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	Network Solutions	Embedded Solutions	Total
Balance as of January 1, 2018	$1,351	$8,909	$10,260
Foreign Currency Translation	-	(482)	(482)
Balance as of December 31, 2018	1,351	8,427	9,778
Foreign Currency Translation	-	291	291
Balance as of December 31, 2019	$1,351	$8,718	$10,069

Intangible assets consist of the following (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer Relationships	$2,766	$(1,644)	$113	$1,235
Patents	615	(365)	25	275
Non-Compete Agreements	1,107	(1,101)	43	49
Tradename	629	-	31	660
Total	$5,117	$(3,110)	$212	$2,219

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer Relationships	$2,766	$(1,082)	$71	$1,755
Patents	615	(240)	15	390
Non-Compete Agreements	1,107	(727)	41	421
Tradename	629	-	11	640
Total	$5,117	$(2,049)	$138	$3,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Amortization of acquired intangible assets was $1.1 million for each of the twelve months ended December 31, 2019 and 2018. Amortization of acquired intangible assets is included as part of general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

The estimated future amortization expense related to intangible assets is as follows as of December 31, 2019 (in thousands):

2020	$759
2021	710
2022	90
Total	$1,559

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consist of the following as of December 31 (in thousands):

	2019	2018
Machinery & Equipment	$8,662	$7,928
Furniture & Fixtures	461	440
Transportation Equipment	5	2
Leasehold Improvements	1,326	1,217
Gross property, plant and equipment	10,454	9,587

Less: accumulated depreciation	8,307	7,009
Net property, plant and equipment	$2,147	$2,578

Depreciation expense of $0.8 million and $1.0 million was recorded for the years ended December 31, 2019 and 2018, respectively.

NOTE 7 - OTHER ASSETS

Other assets consist of the following as of December 31 (in thousands):

	2019	2018
Deferred S3 Costs	$255	$255
Tax Receivable – Long Term	230	-
Product demo assets	128	351
Long term debt issuance	91	-
Deferred cost	82	96
Security deposit	50	50
Other	38	35
Total	$874	$787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Product demo assets are net of accumulated amortization expense of $0.3 million and $1.2 million as of December 31, 2019 and 2018, respectively. Amortization expense related to demo assets was $0.3 million and $0.2 million in 2019 and 2018, respectively.

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of December 31 (in thousands):

	2019	2018
Professional fees	$464	$233
Commissions	430	444
Sales and use and VAT tax	355	374
Goods received not invoiced	346	435
Payroll and related taxes	308	755
Return Reserve	199	199
Warranty Reserve	160	90
Bonus	126	800
Severance	102	-
Other	167	459
Contingent Consideration Liability	-	1,442
Deferred Purchase Price	-	852
Total	$2,657	$6,083

NOTE 9 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718. The Company’s results for the years ended December 31, 2019 and December 31, 2018 include stock based compensation expense totaling $0.6 million and $0.7 million, respectively. Such amounts have been included in the consolidated statement of operations and comprehensive loss within operating expenses.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of December 31, 2019, there are approximately 1.7 million shares available for issuance under the 2012 Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The following summarizes the components of share-based compensation expense for the years ending December 31 (in thousands):

	2019	2018
Service Based Restricted Stock Awards	$278	$172
Service Based Restricted Stock Units	245	175
Performance Based Stock Options	(90)	50
Service Based Stock Options	151	305
	$584	$702

As of December 31, 2019, $0.1 million of unrecognized compensation costs related to unvested stock options is expected to be recognized over a remaining weighted average period of 1.8 years, $0.2 million of unrecognized compensation costs related to unvested restricted shares is expected to be recognized over a remaining weighted average period of 1.6 years and $0.1 million of unrecognized compensation costs related to unvested restricted stock units is expected to be recognized over 6 months.

During the twelve months ended December 31, 2019 the Company reversed $0.1 million in share based compensation expense related to 240,000 unvested stock options that were forfeited as a result of employees exiting the company.

The company had no stock option or restricted share forfeitures during the twelve months ended December 31, 2018.

Restricted Common Stock Awards

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved equity compensation plans, as of December 31, 2019 and 2018, and changes during the twelve months ended December 31, 2019 and 2018, are presented below:

	2019		2018
Non-vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1	232,123	$1.68	159,207	$1.64
Granted	95,000	$1.56	225,000	$1.68
Vested and Issued	(64,583)	$1.70	(152,084)	$1.64
Forfeited	-	-	-	-
Non-vested as of December 31	262,540	$1.63	232,123	$1.68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The following table summarizes the restricted common stock awards granted to certain employees and officers of the Company during the years ended December 31, 2019 and 2018 under the 2012 Plan:

	Number of Shares	Fair Market Value per Granted Share	Vesting
2019
1/11/19 - Service Grant - Employees	95,000	$1.56	Annual Vesting through January 2022

2018
8/1/2018 – Service Grant – Employees	75,000	$2.01	Annual Vesting through August 2021
12/20/18 – Service Grant - Employees	150,000	$1.52	Annual Vesting through December 2022
2018 Total	225,000

Restricted Stock Units:

In fiscal 2018 and fiscal 2019 the Company granted Restricted Stock Units (“RSU”) to each of our board members. Each RSU represents the Company’s obligation to issue one share of the Company’s common stock subject to the RSU award agreement and 2012 Plan. The RSU’s vest on the day before the first anniversary of the grant date or, if earlier, the effective date of a separation of service due to death or disability, provided the board member has rendered continuous service to the Company as a member of the board of directors from grant date to vesting date. Once vested, the RSU will be settled by delivery of shares to the board member no later than 30 days following: 1) the third anniversary of the grant date, 2) separation from service following, or coincident with, a vesting date, or 3) a change in control.

A summary of the status of the Company’s non-vested restricted stock units, as granted under the Company’s approved equity compensation plans, as of December 31, 2019 and 2018, and changes during the twelve months ended December 31, 2019 and 2018, are presented below:

	2019		2018
Non-vested Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1	125,000	$2.25	-	-
Granted	147,917	$1.56	125,000	$2.25
Vested and Issued	(125,000)	$2.25	-	-
Forfeited	-	-	-	-
Non-vested as of December 31	147,917	$1.56	125,000	$2.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

	Number of Shares	Fair Market Value per Granted Share	Vesting
2019
5/30/2019 - Service Grant – Board of Directors	125,000	$1.55	Annual Board Meeting – June 2020
7/8/2019 – Service Grant – Board of Directors	22,917	$1.58	Annual Board Meeting – June 2020

2018
6/5/2018 – Service Grant – Board of Directors	125,000	$2.25	Annual Board Meeting – May 2019

Performance-Based Stock Option Awards

A summary of performance-based stock option activity, and related information for the years ended December 31, 2019 and December 31, 2018 follows:

	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of January 1	305,000	$1.45	605,000	$1.21
Granted	-	-	-	-
Exercised	-	-	(300,000)	$0.96
Forfeited	(200,000)	$1.36	-	-
Expired	-	-	-	-
Outstanding as of December 31	105,000	$1.61	305,000	$1.45

Exercisable at December 31	20,000	$0.78	20,000	$0.78

The aggregate intrinsic value of performance-based stock options outstanding that were “in the money” (exercise price was lower than the market price) as of December 31, 2019 was $13,000 and the weighted average remaining contractual life was 1.0 years. All of the aforementioned performance-based stock options were exercisable as of December 31, 2019.

The range of exercise prices of outstanding performance-based options at December 31, 2019 is $0.78 to $1.83 with a weighted average exercise price of $1.61 per share.

Under the terms of the performance-based stock option agreements, the awards will fully vest and become exercisable on the date on which the Company’s Board of Directors shall have determined that specific financial performance milestones have been met, provided the employee remains in the employ of the Company at such time; provided, however, upon a Change in Control (as defined in the stock option agreements and the 2012 Plan), the stock options shall automatically vest as permitted by the 2012 Plan. As of December 31, 2019 and 2018, the Company has determined that the performance conditions on 85,000 and 285,000 options, respectively, granted in 2013 and later are probable of being achieved by the year ending 2021. The Company’s performance-based stock options granted prior to 2013 (consisting of 20,000 options) are fully amortized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Service-Based Stock Option Awards

A summary of service-based stock option activity and related information for the years ended December 31, 2019 and 2018 follows:

	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of January 1	1,975,000	$1.52	1,815,000	$1.53
Granted	15,000	$1.56	160,000	$1.52
Exercised	-	-	-	-
Forfeited	(40,000)	$1.52	-	-
Expired	-	-	-	-
Outstanding as of December 31	1,950,000	$1.52	1,975,000	$1.52

Exercisable at December 31	1,515,000	$1.50	1,225,000	$1.49

The aggregate intrinsic value of service-based stock options outstanding that were “in the money” (exercise price was lower than the market price) as of December 31, 2019 was $77,600 and the weighted average remaining contractual life was 2.6 years. The aggregate intrinsic value of exercisable “in the money” service-based stock options as of December 31, 2019 was $72,225 and the weighted average remaining contractual life was 3.0 years.

The range of exercise prices of outstanding service-based options at December 31, 2019 is $1.30 to $1.92 with a weighted average exercise price of $1.52 per share.

The following table presents the assumptions used to estimate the fair value of stock option awards granted during the twelve months ended December 31, 2019 and 2018:

	Number of Options	Option Term (in years)	Exercise Price	Risk Free Interest Rate	Expected Volatility	Fair Value at Grant Date	Expected Dividend Yield
2019
1/11/2019 – Service Grant	15,000	3	$1.56	2.52%	49.80%	$0.56	$0.00

2018
12/20/2018 – Service Grant	160,000	4	$1.52	2.65%	48.53%	$0.62	$0.00

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Financial information by reportable segment as of and for the years ended December 31, 2019 and 2018 is presented below (in thousands):

	For the twelve months ended December 31,
	2019	2018
Net sales by segment:
Network Solutions	$21,830	$22,275
Test and Measurement	13,566	14,212
Embedded Solutions	13,525	16,301
Total consolidated net sales of reportable segments	$48,921	$52,788

Segment income:
Network Solutions	$2,973	$3,476
Test and Measurement	2,125	1,728
Embedded Solutions	(1,049)	1,093
Income from reportable segments	4,049	6,297

Other unallocated amounts:
Corporate expenses	(5,528)	(5,519)
Other expenses - net	(307)	(695)
Consolidated income/(loss) before Income tax provision/(benefit)	$(1,786)	$83

Depreciation and amortization by segment:
Network Solutions	$393	$539
Test and Measurement	530	527
Embedded Solutions	1,228	1,239
Total depreciation and amortization for reportable segments	$2,151	$2,305

Capital expenditures by segment:
Network Solutions	$83	$359
Test and Measurement	149	193
Embedded Solutions	160	301
Total consolidated capital expenditures by reportable segment	$392	$853

	December 31, 2019	December 31, 2018
Total assets by segment:
Network Solutions	$9,610	$10,088
Test and Measurement	7,380	5,943
Embedded Solutions	14,330	16,804
Total assets for reportable segments	31,320	32,835

Corporate assets, principally cash and cash equivalents and deferred income taxes	11,031	11,332
Total consolidated assets	$42,351	$44,167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Regional Revenues

Net consolidated revenues from operations by region were as follows (in thousands):

	Twelve Months Ended
	December 31
	2019	2018

Americas	$30,161	$32,849
Europe, Middle East, Africa (EMEA)	16,500	16,269
Asia Pacific (APAC)	2,260	3,670
Total revenues	$48,921	$52,788

Net revenues are attributable to a geographic area based on the destination of the product shipment.

The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2019 and 2018, sales in the United States amounted to $30.0 and $31.9 million, respectively.

For the year ended December 31, 2019 shipments to the EMEA regions for all reportable segments were largely concentrated in the UK, Germany and Italy. Shipments to the UK, Germany and Italy in 2019 amounted to $12.7 million, $0.7 million and $0.5 million, respectively. For the year ended December 31, 2018 shipments to the EMEA region for all reportable segments were largely concentrated in the UK, Italy and Ireland. Shipments to the UK, Italy and Ireland in 2018 amounted $12.4 million, $0.5 million and $0.5 million, respectively.

The largest concentration of shipments in the APAC region is to China. For the years ended December 31, 2019 and 2018, shipments to China amounted to $1.3 million and $2.0 million, of all shipments to the APAC region, respectively. There were no other shipments significantly concentrated in one country in the APAC region.

NOTE 11 - RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2019 and 2018 amounted to $0.3 million and $0.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 12 - INCOME TAXES

The components of income tax (benefit)/expense related to net income (loss) from operations are as follows:

	Years Ended December 31,
	2019	2018
Current:
Federal	$(9)	$-
State	45	46
Foreign	(859)	(223)
Deferred:
Federal	(188)	389
State	(233)	(41)
Foreign	(128)	(123)
Total	$(1,372)	$48

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to operations:

	Years Ended December 31,
	2019	2018
	% of Pre Tax Earnings	% of Pre Tax Earnings
Statutory federal income tax rate	(21.0)%	21.0%
State income tax net of federal tax benefit	0.1	137.5
Foreign rate difference	7.2	(239.7)
Change in valuation allowance	(10.6)	(138.2)
Permanent differences	0.9	11.8
Research and development incentive	(53.1)	(342.7)
Global intangible low-taxed income	1.3	607.6
Other	(1.6)	(0.2)
Total	(76.8)%	57.1%

In 2019, the difference between the statutory and effective tax rate is due primarily to research and development deductions in the United Kingdom and a reduction in the state valuation allowance. In 2018, the difference between the statutory and effective tax rate is due to global intangible low-taxed income, research and development deductions in the United Kingdom, foreign tax rate differences and a reduction in the state valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The components of deferred income taxes are as follows:

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$11,538	$11,259
Inventory	397	943
Research and development credit	648	648
Stock compensation	285	138
Other	326	73
Goodwill and intangible assets	(757)	(925)
Fixed assets	(275)	(438)
Gross deferred tax asset	12,162	11,698
Less valuation allowance	(6,652)	(6,722)
Net deferred tax asset	$5,510	$4,976

The Company has domestic federal and state net operating loss carryforwards at December 31, 2019 of approximately $18.2 million and $44.1 million, respectively, which begin to expire in 2029. $0.6 million of the federal net operating loss carryforward has no expiration. The Company also has foreign net operating loss carryforwards at December 31, 2019 of approximately $15.0 million for German trade tax purposes, which has no expiration. The Company has domestic federal interest expense carryforward at December 31, 2019 of approximately $0.2 million which has no expiration.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowances of $6.7 million at December 31, 2019 and 2018 are associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of December 31, 2019, management believes that it is more likely than not that the Company will fully realize the benefits of its deferred tax assets associated with its domestic federal net operating loss carryforward.

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

NOTE 13 – FAIR VALUE MEASUREMENTS

Fair value is defined by ASC 820 “Fair Value Measurement” as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 - Quoted prices in active markets for identical assets and liabilities.
●	Level 2 - Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Payment of a portion of the CommAgility purchase price was contingent on the achievement of certain financial targets for the years ending December 31, 2017 and 2018. The Company estimated the fair value of contingent consideration at acquisition date to be $0.8 million. During the twelve months ended December 31, 2018 the Company reassessed the fair value of the contingent consideration and recorded a loss in the amount of $0.6 million as a result of the improved financial results at CommAgility as compared to prior estimates. The significant inputs used in the fair value estimate included anticipated gross revenues and Adjusted EBITDA, as defined, and scenarios for the earn-out periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome. The estimated outcome was then discounted based on individual risk analysis of the liability which was 15% at December 31, 2018 and was paid in March 2019. The contingent consideration liability is considered a Level 3 fair value measurement.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Warranties

The Company typically provides one to three year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers.

Legal Proceeding

On June 5, 2019 Harris Corporation (“Harris”) filed a request for arbitration before the American Arbitration Association in accordance with the terms of an executed purchase order, statement of work and software license agreement (collectively referred to as “Agreements”) with CommAgility entered into in 2014. Harris claims that CommAgility breached the Agreements by offering for sale, marketing, and promoting techniques, capabilities, products and services that incorporate Work Product, as defined in the Agreements, owned by Harris. Harris claims that CommAgility has caused Harris monetary damages, the sum of which cannot be determined until such time as discovery has been conducted, but is estimated by Harris to be less than $250,000. Harris is also seeking an injunction against CommAgility’s use of the Work Product which includes rights to certain technology used for air-to-ground communications. The Company believes the claims are without merit and intends to defend all of the claims vigorously. The Company has not accrued any amounts in respect of this matter and cannot estimate the possible loss, if any, that the Company may incur with respect to it.

The ultimate outcome of this matter is unknown but, in the opinion of management, we do not believe this proceeding will have a material adverse effect upon our financial condition, cash flows or future results of operations. Legal expenses incurred in connection with the arbitration from August 2019 are covered by our professional indemnity insurance policy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 15 – SUBSEQUENT EVENTS

Holzworth Acquisition

On November 13, 2019 the Company entered into a Share Purchase Agreement with Holzworth Instrumentation Inc., a Colorado corporation (“Holzworth”), Jason Breitbarth, Joe Koebel, and Leyla Bly (collectively, the “Sellers”), and Jason Breitbarth, as the designated representative of the Sellers, as amended by a First Amendment to Share Purchase Agreement, dated January 31, 2020 (collectively, the “Share Purchase Agreement”). On February 7, 2020, the Company completed the acquisition (the “Acquisition”) of all of the outstanding shares of Holzworth, from the Sellers. The Acquisition was completed pursuant to the terms of the Share Purchase Agreement. Holzworth instruments which include signal generators and phased noise analyzers are used by government labs, the semiconductor industry, and network equipment providers, among others, in research and automated test environments. Holzworth is a complimentary business for our Test and Measurement segment with a common customer base and channel partners. Holzworth revenues for the year end fiscal 2018 were $4.0 million and for the nine months ended September 30, 2019 were $4.3 million. For the fiscal year ended December 31, 2020, the Company will report the financial results of Holzworth in our Test and Measurement segment.

The aggregate purchase price for the Acquisition is a maximum of $17.0 million, consisting of payments in cash and stock, deferred purchase price payments and contingent consideration in the form of an earnout. At the closing, the Company issued a promissory note, which required the Company to pay on the next business day $0.5 million of the purchase price by issuing 347,318 shares of its common stock (the “Stock Consideration”), and $8.0 million in cash (the “Cash Consideration”), reduced by an indemnification holdback of $0.8 million and payment of certain of Sellers’ transaction expenses and indebtedness of Holzworth. The parties intend to make a 338(h)(10) election to treat the Acquisition as a purchase and sale of assets, and the Company has agreed to pay any incremental taxes of Sellers resulting from that election.

The first deferred purchase price payment of $750,000 is due in three equal quarterly installments on March 31, 2020, June 30, 2020 and September 30, 2020, respectively. The second deferred purchase price payment of $750,000 is payable on March 31, 2021. Each deferred payment may be reduced as provided in the Purchase Agreement if Holzworth’s EBITDA (as defined in the Purchase Agreement) for each fiscal year ending December 31, 2019 and December 31, 2020, respectively, is less than $1.25 million.

The Company may also be required to pay additional amounts in cash and stock as earnout consideration. The first earnout payment will be equal to two times the amount, if any, by which Holzworth’s EBITDA for the fiscal year ending December 31, 2020 exceeds $1.25 million. The second earnout payment will be equal to two times the amount, if any, by which Holzworth’s EBITDA for the fiscal year ending December 31, 2021 exceeds the greater of $1.25 million or Holzworth’s EBITDA for the prior fiscal year. The aggregate earnout payments, if any, cannot exceed $7.0 million.

Pursuant to the Purchase Agreement the Company entered into a lock-up and voting agreement (the “Lock-up and Voting Agreement”) with each of the Sellers. Pursuant to the Lock-up and Voting Agreement, each Seller agrees to restrict the sale, assignment, transfer, encumbrance or other disposition of its portion of the Stock Consideration (the “Lock-up Shares”). For a period commencing on the closing date of the Acquisition (the “Effective Date”) and ending on the date which is 36 calendar months following the Effective Date, each Seller agrees that, without prior written consent by the Company, such Seller shall not sell, assign, transfer, encumber or otherwise dispose of the Lock-up Shares or enter into any swap, option or short sale, among other transactions. Upon the prior written consent of the Company, a Seller may transfer Lock-up Shares as a bona fide gift, by will or intestacy or to a family member or trust for the benefit of the Seller or a family member; provided that any recipient of the Lock-up Shares sign and deliver to the Company a lock-up and voting agreement substantially in the form of the Lock-up and Voting Agreement. The Lock-up Shares cease to be locked up in the event of a Change of Control (as defined in the Lock-up and Voting Agreement).

In addition, each Seller, subject to certain limitations, agrees, among other things, to appear at each meeting of the shareholders of the Company and vote all of such Seller’s Lock-up Shares (a) in favor or against any proposal presented to the shareholders in the same manner that the Company’s Board of Directors (the “Board”) recommends shareholders vote on such proposal and (b) in favor of any proposal presented to the shareholders with respect to an action of the Company, which the Board has approved, but as to which the Board has not made any recommendation, including in favor of any proposal to adjourn or postpone any meeting of the Company’s shareholders if such adjournment or postponement is conducted in accordance with the terms of the Lock-up and Voting Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

To the extent any shares of Company common stock are issued in payment of any Earnout Consideration (as defined in the Share Purchase Agreement) in accordance with the terms of the Share Purchase Agreement, such shares shall be subject to all applicable transfer restrictions, voting and other provisions set forth in the Lock-up and Voting Agreement, with the Effective Date with respect to such shares being the date such shares were issued; provided that, to the extent the portion of the first $1.5 million of Earnout Consideration that is paid in cash represents less than 30% of such Earnout Consideration, the portion of shares of Company common stock issued as Earnout Consideration constituting the difference between the cash percentage paid and 30% of the first $1.5 of Earnout Consideration shall not be considered Lock-Up Shares.

New Term Loan Facility and Amended Credit Facility

In connection with the Acquisition, on February 7, 2020, the Company, as borrower, and its subsidiaries, as guarantors, and Muzinich BDC, Inc., as lender (“Muzinich”), entered into the Term Loan Facility, which provides for a term loan in the principal amount of $8.4 million (the “Initial Term Loan”). Principal payments on the Initial Term Loan are $21,000 per quarter with a balloon payment at maturity. The term loan bears interest at LIBOR (subject to a floor of 1.0%) plus a margin of 7.25%. The Term Loan Facility includes an upfront fee of 2.50% of the aggregate principal amount of the Initial Term Loan.

The Company may prepay the Initial Term Loan at any time. Prepayments made prior to (a) February 7, 2022 are subject to a prepayment premium in the amount of 2.0% of the prepaid principal amount and (b) February 7, 2023 are subject to a prepayment premium in the amount of 1.0% of the prepaid principal amount. The Company is required to make prepayments of the Initial Term Loan with the proceeds of certain asset dispositions, insurance recoveries and extraordinary receipts, subject to specified reinvestment rights. The Company is also required to make prepayments of the Initial Term Loan upon the issuance of certain indebtedness and to make an annual prepayment based upon the Company’s excess cash flow. Mandatory prepayments with asset sale, insurance or condemnation proceeds and excess cash flow may be made without penalty. Mandatory prepayments with the proceeds of indebtedness are subject to the same prepayment penalties as are applicable to voluntary prepayments. The maturity date for the Initial Term Loan is February 7, 2025.

The Term Loan Facility provides for an additional $11.6 term loan (the “Second Term Loan”) to be used for a second unannounced acquisition for which the Company has entered into a confidential, non-binding letter-of-intent (the “Additional Acquisition”). There can be no assurance that the Additional Acquisition will be completed. In the event the Additional Acquisition is completed, the Second Term Loan will be made available to the Company on the same terms and conditions as the Initial Term Loan, including interest rate, amortization schedule and financial covenants, subject to the payment of an additional upfront fee and satisfaction of customary conditions to funding.

The Term Loan Facility is secured by liens on substantially all of the Company’s and its subsidiaries’ assets including a pledge of the equity interests in the Company’s subsidiaries. The Term Loan Facility contains customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. In addition, the Company must maintain certain financial covenants typical for this type of arrangement, including a consolidated leverage ratio, a consolidated fixed charge coverage ratio and minimum liquidity of its foreign subsidiaries. The consolidated leverage ratio is defined as the ratio of total consolidated indebtedness, as defined, to consolidated EBITDA, as defined. The required leverage ratio starts at 4.75 to 1.0 for the twelve month periods ended March 31, 2020 and June 30, 2020, and decrease in various increments to 3.75 to 1.0 for the twelve months ended December 31, 2020, 2.75 to 1.0 for the twelve months ended December 31, 2021 and 2.0 to 1.0 for the twelve months ended December 31, 2022 and thereafter. The consolidated fixed charge coverage ratio is the ratio of consolidated EBITDA, as defined, less consolidated capital expenditures and cash income taxes paid to consolidated fixed charges, as defined, calculated on a twelve month basis. The consolidated fixed charge coverage ratio for the twelve month periods ended March 31, 2020, June 30 2020 and September 30, 2020 must be 1.35 to 1 and increases in various increments on a quarterly basis to 1.5 to 1.0 for the twelve month period ended December 31, 2020 and 2021, and to 1.75 to 1.0 for the twelve months ending December 31, 2022 and thereafter. Lastly, the Company must maintain minimum liquidity, defined as cash and availability under the UK borrowing base, as defined, of $1.0 million over any trailing four-week period until such time as the foreign subsidiary has positive EBITDA, as defined, for three consecutive quarters and the Holzworth deferred purchase price has been paid in full. The Term Loan Facility also provides for a number of events of default, including, among others, nonpayment, bankruptcy, inaccuracy of representations and warranties, breach of covenant, change in control, entry of final judgement or order, breach of material contracts, and as long as the Company’s consolidated leverage ratio is greater than 1.0 to 1.0 (as calculated in accordance with the terms of the Term Loan Facility), the cessation of service of any two of Tim Whelan, Michael Kandell or Daniel Monopoli as Chief Executive Officer, Chief Financial Officer or Chief Technology Officer, respectively, of the Borrower without a satisfactory replacement within 60 days. Any exercise of remedies by Muzinich is subject to compliance with the intercreditor agreement entered into at the closing of the Term Loan Facility among the Company, Muzinich and Bank of America, N.A., as lender under the Credit Facility referenced below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Also in connection with the Acquisition, on February 7, 2020, the Company and certain of its subsidiaries (the “Borrowers”), and Bank of America, N.A. entered into Amendment No. 5 (the “Amendment”) to the Credit Facility. By entering into the Amendment, Holzworth, together with CommAgility Limited, became borrowers under the Credit Facility. The obligations of the Borrowers under the Credit Facility are guaranteed by Wireless Telecom Group, Ltd., CommAgility Limited and Wireless Telecom Group, Ltd. are both wholly owned subsidiaries of the Company.

The Amendment (a) effected certain modifications to the Credit Facility to accommodate the Acquisition, the Company’s incurrence of the Initial Term Loan and the granting of the related liens and security interests, (b) subject to the satisfaction of certain conditions precedent, made available to CommAgility an asset based revolving loan, subject to a borrowing base calculation applicable to CommAgility’s assets, of up to a maximum availability of $5.0 million (the “UK Revolver Commitment”), (c) reduced the interest rate margin applicable to revolving loans made under the Credit Facility from a range of 2.75% to 3.25% to a range of 2.00% to 2.50%, based on the Borrowers’ Fixed Charge Coverage Ratio (as defined in the Credit Facility) of the most recently completed fiscal quarter, (d) extended the Revolver Termination Date to March 31, 2023 and (e) conditioned the Borrowers’ ability to make certain debt payments under the Term Loan Facility (described above) upon compliance with a liquidity test. In all other material respects, the Credit Facility remains unchanged.

Effectiveness of the Amendment was conditioned upon, among other things, the prepayment of the remaining principal balance (approximately $0.3 million) of the $0.8 million term loan made available under the Credit Facility and the payment of a closing fee in the amount of $25,000. The Borrowers satisfied all such conditions on February 7, 2020.

Issuance of Stock Warrants

Pursuant to the Term Loan Facility, the Company issued a Warrant, dated February 7, 2020 (the “Warrant”), to Muzinich. Under the Warrant, Muzinich has the right to purchase 266,167 shares of common stock of the Company at an exercise price of $1.3923 per share (an aggregate value of approximately $370,588), based on a 90-day volume weighted average price for shares of stock of the Company (the “Warrant Stock”). The Warrant is exercisable for an indefinite period from the date of the Warrant and may be exercised on a cashless basis. The number of shares of common stock deliverable upon exercise of the Warrant is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. In connection with the issuance of the Warrant, the Company granted Muzinich one demand registration right and piggyback registration rights with respect to the Warrant Stock, subject to certain exceptions.

If the Additional Acquisition is consummated, the Company has agreed to issue to Muzinich at the closing of the Additional Acquisition an additional Warrant for the right to purchase 367,564 shares of common stock of the Company at an exercise price of $1.3923 per share (an aggregate value of approximately $511,765), based upon a 90-day volume weighted average price for shares of stock of the Company as of February 7, 2020 (the “Additional Warrant”). The Additional Warrant will contain the same terms and conditions as the Warrant, except that Muzinich will have only one demand registration right, subject to certain exceptions, with respect to shares of common stock of the Company issued under the Warrant and the Additional Warrant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data from operations (in thousands, except per share amounts).

2019	Quarter
	1st	2nd	3rd	4th
Net revenues	$13,032	$13,508	$10,812	$11,569
Gross profit	5,727	6,133	4,825	5,604
Operating income/(loss)	(398)	146	(677)	(550)
Net income/(loss)	(345)	157	(460)	234
Diluted earnings/(loss) per share	$(0.02)	$0.01	$(0.02)	$0.01

2018	Quarter
	1st	2nd	3rd	4th
Net revenues	$13,264	$13,414	$14,019	$12,091
Gross profit	6,268	6,171	6,464	5,264
Operating income/(loss)	568	33	919	(741)
Net income/(loss)	374	(179)	558	(718)
Diluted earnings/(loss) per share	$0.02	$(0.01)	$0.03	$(0.03)

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is set forth under “Director Nominees and Executive Officers of the Company”, “Code of Business Conduct and Ethics” and “Corporate Governance Guidelines and Committees of the Board of Directors” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item is set forth under “Executive Compensation”, “Compensation for the Named Executive Officers in 2019 and 2018”, “Director Compensation for 2019” and “Certain Relationships and Related Transactions” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about our equity compensation plans is set forth under “Equity Compensation Plan Information” in Item 5 of this annual report on Form 10-K, and is incorporated herein by reference.

The information about security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Committees of the Board of Directors” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item is set forth under “Fees Paid to Principal Accountants” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2019 and 2018
		Consolidated Statements of Operations and Comprehensive Loss for the Two Years ended December 31, 2019
		Consolidated Statements of Changes in Shareholders’ Equity for the Two Years ended December 31, 2019
		Consolidated Statements of Cash Flows for the Two Years ended December 31, 2019
		Notes to Consolidated Financial Statements

	(2)	All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

	(3)	Exhibits

3.1	Restated Certificate of Incorporation of Wireless Telecom Group, Inc. (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group Inc.’s Annual Report on Form 10-K/A filed on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2016, Commission File No. 011-11916)

10.1*	Wireless Telecom Group, Inc. 2000 Stock Option Plan (incorporated herein by reference to Annex B to the Definitive Proxy Statement of Wireless Telecom Group, Inc., filed with the SEC on July 17, 2000)

10.2*	Amended and Restated Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Paul Genova (incorporated herein by reference to Exhibit 10.8 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission File No. 1-11916)

10.3*	Severance Agreement, dated December 10, 2012, between Wireless Telecom Group, Inc. and Joseph Debold (incorporated herein by reference to Exhibit 10.9 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission File No. 1-11916)

10.4*	2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Annex A to the Definitive Proxy Statement of Wireless Telecom Group, Inc., filed with the SEC on April 30, 2012)

10.5*	Form of Restricted Stock Award Agreement under 2012 Incentive Compensation Plan (incorporated herein by reference Exhibit 10.11 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission file No. 1-11916)

10.6*	Severance Agreement, dated June 14, 2013, between Wireless Telecom Group, Inc. and Robert Censullo (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q, filed on August 14, 2013, Commission File No. 1-11916)

10.7*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2013, Commission File No. 1-11916)

10.8*	Amended and Restated 2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Appendix A to Wireless Telecom Group Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2014)

10.9*	Officer Incentive Compensation Plan of Wireless Telecom Group, Inc., dated April 22, 2015 (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 10-Q, filed with the SEC on May 13, 2015)

10.10	Fifth Amendment to Lease Agreement, dated May 1, 2015 and retroactively effective as of April 1, 2015, by and between Icon Keystone NJP III Owner Pool 4 NJ, LLC and Boonton Electronics Corporation (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 12, 2015, Commission File No. 001-11916)

10.11*	Executive Employment Agreement, dated June 30, 2016, between Wireless Telecom Group, Inc. and Timothy Whelan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 001-11916)

10.12*	Employment Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Michael Kandell (incorporated herein by reference to Exhibit 10.12 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 20, 2017, Commission File No. 001-11916)

10.13*	Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Robert Censullo (incorporated herein by reference to Exhibit 10.13 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 20, 2017, Commission File No. 001-11916)

10.14	Settlement Agreement and Site Release, dated December 16, 2016, by and among Wireless Telecom Group, Inc., Boonton Electronics Corp., WTT Acquisition Corp., Century Indemnity Company, as successor to Insurance Company of North America and Federal Insurance Company (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on December 22, 2016, Commission File No. 001-11916)

10.15*	Separation Agreement and General Release, dated February 10, 2017, between Wireless Telecom Group, Inc. and Robert Censullo (incorporated herein by reference to Exhibit 10.15 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 20, 2017, Commission File No. 001-11916)

10.16	Share Purchase Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Wireless Telecommunications, Ltd., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.17	Registration Rights Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.18	Lock Up Agreement, dated February 17, 2017, by and among Wireless Telecom 8roup, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.19	Voting Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.20	Loan and Security Agreement, dated February 16, 2017, Wireless Telecom Group, Inc. Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.21	Amendment No. 1 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated August 3, 2017 (incorporated herein by reference to Exhibit 10.6 to Wireless Telecom Group’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916)

10.22*	Separation Agreement and General Release by and between Wireless Telecom Group, Inc. and Paul Steven Genova dated May 22, 2017 (incorporated herein by reference to Exhibit 10.7 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916)

10.23*	Amendment to Executive Employment Agreement by and between Wireless Telecom Group, Inc. and Timothy Whelan dated June 9, 2017 (incorporated herein by reference to Exhibit 10.8 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916)

10.24*	Separation Agreement and General Release by and between Wireless Telecom Group, Inc. and Joseph Debold dated November 30, 2017 (incorporated herein by reference to Exhibit 10.24 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K filed on March 12, 2018, Commission File No. 001-11916)

10.25*	Form of non-employee director Restricted Stock Unit grant agreement (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed August 8, 2018, Commission File No. 001-11916)

10.26*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan for grants after February 11, 2019

10.27*	Form of Restricted Stock Award Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan for grants after February 11, 2019

10.28	Amendment No. 3 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated February 26, 2019 (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group’s Quarterly Report on Form 10-Q filed on March 5, 2019, Commission File No. 001-11916)

10.29	Amendment No. 4 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated November 8, 2019 (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group’s Quarterly Report on Form 10-Q filed on November 14, 2019, Commission File No. 001-11916)

10.30	Share Purchase Agreement, dated as of November 13, 2019, among Wireless Telecom Group Inc., Holzworth Instrumentation Inc., Jason Breitbarth, Joe Koebel and Leyla Bly, and Jason Breitbarth as the designated representative of Sellers (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on November 18, 2019, Commission File No. 001-11916)

10.31	Form of Lock-up and Voting Agreement (incorporated herein by reference to Exhibit 99.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on November 18, 2019, Commission File No. 001-11916)

10.32	First Amendment to Share Purchase Agreement, dated January 31, 2020, by and among Wireless Telecom Group, Inc. and Holzworth Instrumentation Inc., Jason Breitbarth, Joe Koebel and Leyla Bly (“Sellers”), and Jason Breitbarth as the designated representative of Sellers (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 3, 2020, Commission File No. 001-11916)

10.33	Credit Agreement, dated as of February 7, 2020, among Wireless Telecom Group, Inc., as the Borrower, and Certain Subsidiaries of the Borrower Identified Herein, as the Guarantors, and Muzinich BDC, Inc., as the Lender dated February 7, 2020. Schedules and exhibits omitted pursuant to Regulation S-K, Item 601(a)(5); will be furnished to the Securities and Exchange Commission upon request.

10.34	Amendment No. 5 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronics Corporation, Microlab/FXR LLC, Holzworth Instrumentation, Inc., CommAgility Limited, and Bank of America, N.A. dated February 7, 2020

10.35	Warrant dated February 7, 2020, by Wireless Telecom Group, Inc. in favor of Muzinich BDC, Inc. (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 13, 2020, Commission File No. 001-11916)

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, LLP)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

100.1	The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 19, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Shareholders’ Equity, and (v) the notes to the consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Securities 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* Denotes a management contract or compensatory plan or arrangement.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 19, 2020	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan L. Bazaar	Chairman of the Board	March 19, 2020
Alan L. Bazaar

/s/ Timothy Whelan	Chief Executive Officer	March 19, 2020
Timothy Whelan

/s/ Michael Kandell	Chief Financial Officer	March 19, 2020
Michael Kandell

/s/ Joseph Garrity	Director	March 19, 2020
Joseph Garrity

/s/ Mitchell Herbets	Director	March 19, 2020
Mitchell Herbets

/s/ Michael Millegan	Director	March 19, 2020
Michael Millegan

/s/ Allan D.L. Weinstein	Director	March 19, 2020
Allan D.L. Weinstein

/s/ Joseph Manko	Director	March 19, 2020
Joseph Manko

