Form 10-Q
period 2020-03-31
WIRELESS TELECOM GROUP INC
filed 2020-05-13
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [ ] No [X]

Number of shares of Common Stock outstanding as of May 1, 2020: 21,647,571

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	March 31 2020	December 31 2019
CURRENT ASSETS
Cash & Cash Equivalents	$3,205	$4,245
Accounts Receivable - net of reserves of $64 and $69, respectively	6,548	6,152
Inventories - net of reserves of $978 and $969, respectively	8,600	7,325
Prepaid Expenses and Other Current Assets	1,981	1,871
TOTAL CURRENT ASSETS	20,334	19,593

PROPERTY PLANT AND EQUIPMENT - NET	2,100	2,147

OTHER ASSETS
Goodwill	13,550	10,069
Acquired Intangible Assets, net	6,297	2,219
Deferred Income Taxes	6,045	6,013
Right Of Use Assets	2,096	1,436
Other	820	874
TOTAL OTHER ASSETS	28,808	20,611

TOTAL ASSETS	$51,242	$42,351

CURRENT LIABILITIES
Short Term Debt	$2,040	$2,696
Accounts Payable	2,550	2,227
Short Term Leases	533	440
Accrued Expenses and Other Current Liabilities	5,251	2,657
Deferred Revenue	60	42
TOTAL CURRENT LIABILITIES	10,434	8,062

LONG TERM LIABILITIES
Long Term Debt	7,347	-
Long Term Leases	1,606	1,018
Other Long Term Liabilities	103	77
Deferred Tax Liability	472	503
TOTAL LONG TERM LIABILITIES	9,528	1,598

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value, 75,000,000 shares authorized 34,835,571 and 34,488,252 shares issued, 21,647,571 and 21,300,252 shares outstanding	348	345
Additional Paid in Capital	49,756	49,062
Retained Earnings	5,995	7,142
Treasury Stock at Cost, 13,188,000 shares	(24,535)	(24,509)
Accumulated Other Comprehensive Income	(284)	651
TOTAL SHAREHOLDERS’ EQUITY	31,280	32,691

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,242	$42,351

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31
	2020	2019
NET REVENUES	$9,429	$13,032

COST OF REVENUES	5,001	7,305

GROSS PROFIT	4,428	5,727

Operating Expenses
Research and Development	1,578	1,714
Sales and Marketing	1,717	1,937
General and Administrative	2,487	2,474
Total Operating Expenses	5,782	6,125

Operating Loss	(1,354)	(398)

Other Income	239	31
Interest Expense	(225)	(115)

Loss Before Taxes	(1,340)	(482)

Tax Benefit	(193)	(138)

Net Loss	$(1,147)	$(344)

Other Comprehensive Income/(Loss):
Foreign Currency Translation Adjustments	(935)	305
Comprehensive Loss	$(2,082)	$(39)

Loss Per Share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

Weighted Average Shares Outstanding:
Basic	21,398	20,973
Diluted	21,398	20,973

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months
	Ended March 31
	2020	2019
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(1,147)	$(344)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	524	549
Amortization of Debt Issuance Fees	63	16
Share-based Compensation Expense	81	209
Deferred Rent	(7)	(6)
Deferred Income Taxes	(32)	(159)
Provision for Doubtful Accounts	(5)	18
Inventory Reserves	21	47
Changes in Assets and Liabilities, Net of Acquisition:
Accounts Receivable	58	(3,456)
Inventories	(127)	(916)
Prepaid Expenses and Other Assets	355	792
Accounts Payable	230	1,888
Payment of Contingent Consideration	-	(772)
Accrued Expenses and Other Liabilities	(143)	(1,235)
Net Cash Used by Operating Activities	(129)	(3,369)

CASH FLOWS USED BY INVESTING ACTIVITIES
Capital Expenditures	(51)	(128)
Acquisition of Business, Net of Cash Acquired	(7,189)	(426)
Net Cash Used by Investing Activities	(7,240)	(554)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Revolver Borrowings	8,073	9,788
Revolver Repayments	(8,471)	(7,715)
Term Loan Borrowings	8,400	-
Term Loan Repayments	(363)	(38)
Debt Issuance Fees	(1,056)	-
Payment of Contingent Consideration	-	(782)
Shares Withheld for Employee Taxes	(26)	-
Net Cash Provided by Financing Activities	6,557	1,253

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(228)	112
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,040)	(2,558)

Cash and Cash Equivalents, at Beginning of Period	4,245	5,015

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,205	$2,457

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for Interest	$146	$41
Cash Paid During the Period for Income Taxes	$28	$26

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2018	34,393,252	$344	$48,479	$7,556	$(24,509)	$112	$31,982

Net Income/(Loss)	-	-	-	(344)	-	-	(344)
Issuance of Restricted Stock	95,000	1	(1)	-	-	-	-
Share-based Compensation Expense	-	-	209	-	-	-	209
Cumulative Translation Adjustment	-	-	-	-	-	305	305
Balances at March 31, 2019	34,488,252	$345	$48,687	$7,212	$(24,509)	$417	$32,152

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2019	34,488,252	$345	$49,062	$7,142	$(24,509)	$651	$32,691

Net Income/(Loss)	-	-	-	(1,147)	-	-	(1,147)
Issuance of Shares in Connection with Holzworth Acquisition	347,319	3	462	-	-	-	465
Issuance of Warrants in Connection with Term Debt	-	-	151	-	-	-	151
Shares Withheld for Employee Taxes	-	-	-	-	(26)	-	(26)
Share-based Compensation Expense	-	-	81	-	-	-	81
Cumulative Translation Adjustment	-	-	-	-	-	(935)	(935)
Balances at March 31, 2020	34,835,571	$348	$49,756	$5,995	$(24,535)	$(284)	$31,280

See accompanying Notes to Consolidated Financial Statements.

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

In 2019, Wireless Telecom Group was comprised of four brands – Microlab, Boonton, Noisecom, and CommAgility – organized into three reporting segments – Network Solutions, Test and Measurement and Embedded Solutions. Since our acquisition of Holzworth Instrumentation, Inc. (“Holzworth”) in February of 2020 (see Note 3), we are also offering the Holzworth brand in our Test and Measurement segment.

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

The consolidated balance sheet as of March 31, 2020, the consolidated statements of operations and comprehensive income/(loss) for the three months ended March 31, 2020 and 2019, the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 and the consolidated statement of shareholders’ equity for the three months ended March 31, 2020 and 2019 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, Noisecom, and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR LLC (“Microlab”), Holzworth Instrumentation, Inc. (“Holzworth”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”). All intercompany transactions and balances have been eliminated in consolidation.

The Company presents its operations in three reportable segments: (1) Network Solutions, (2) Test and Measurement and (3) Embedded Solutions. The Network Solutions segment is comprised of the operations of Microlab. The Test and Measurement segment is comprised of the operations of Boonton, Noisecom and Holzworth. The Embedded Solutions segment is comprised of the operations of CommAgility.

It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s latest annual report (Form 10-K).

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate the Company’s fiscal periods ending March 31, 2020 and March 31, 2019, and references to “year-end” indicate the fiscal year ended December 31, 2019.

Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to fairly present the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2019. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been reduced for interim periods in accordance with SEC rules.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. We base our assumptions, judgements and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. As least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance related to the COVID-19 pandemic that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 13, 2020, the date of issuance of this Quarterly Report on Form 10-Q.

Although disruptions related to the Covid-19 pandemic did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, there is significant uncertainty around sales, cash collections, costs related to our mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders in the second quarter and going forward into the remainder of the fiscal year. These uncertainties include the duration and severity of the pandemic and containment measures and how our compliance with these measures will impact our day-to-day operations as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties. Our accounting estimates and judgements may change as new events occur and additional information becomes available or is obtained. Furthermore, actual results could differ materially from our estimates as of the date of issuance of this Quarterly Report on Form 10-Q under different assumptions or conditions.

For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

For the three months ended March 31, 2020 and 2019, one customer accounted for approximately 13% and 31% of the Company’s consolidated revenues, respectively. At March 31, 2020, no one customer exceeded 10% of consolidated accounts receivable. At December 31, 2019, one customer exceeded 10% of consolidated gross accounts receivable at 13%.

Contingent Consideration

Under the terms of the Holzworth Share Purchase Agreement (See Note 3) the Company may be required to pay additional purchase price in the form of deferred purchase price payment and an earn-out if certain financial targets are achieved for the years ending December 31, 2020 and December 31, 2021. As of March 31, 2020, the Company estimated the fair value of the deferred purchase price and earn-out remaining to be paid based on the 2020 and 2021 financial results to be $1.1 million. The Company is required to reassess the fair value of the contingent consideration at each reporting period.

The significant inputs used in this fair value estimate include gross revenues and Adjusted EBITDA, as defined in the Holzworth Share Purchase Agreement, and scenarios for the earn-out periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome. The estimated outcome is then discounted based on the individual risk analysis of the liability. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of Holzworth or changes in the future, may result in different estimated amounts.

Subsequent Events

On May 4, 2020 the Company received $2.0 million pursuant to a loan from Bank of America N.A. under the Paycheck Protection Program (“PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association (“SBA”). The loan has an interest rate of 1% and a term of 24 months. No payments are due for the first 6 months, although interest accrues, and monthly payments are due over the next 24 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount of the loan upon application to the SBA for forgiveness by the Company. The Company can provide no assurance that the loan will be forgiven in whole or in part. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The Company may prepay the loan at any time prior to maturity with no prepayment penalties.

On May 4, 2020 the Company also entered into Amendment No. 6 to the Credit Facility with Bank of America N.A. and Amendment No. 1 to the Term Loan facility with Muzinich. The amendments allowed the Company to accept the PPP loan and provide that the PPP loan shall not be deemed to constitute “Debt” or “Indebtedness”, as defined, under the Credit Facility and the Term Loan Facility, respectively, as long as the proceeds of the PPP loan are used for allowable purposes under the provisions of the CARES Act and the PPP in order to permit the Company to obtain forgiveness of substantially all of the PPP loan. The amendments to the Credit Facility and Term Loan Facility also contain certain representations and warranties of the Company.

There were no other subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements, and the notes thereto, through the date the financial statements were issued.

NOTE 2 – Accounting Pronouncements

Recently Adopted Accounting Standards

There have been no changes to our significant accounting policies as described in the 2019 Form 10-K that had a material impact on our consolidated financial statements and related notes.

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

NOTE 3 – Acquisition of Holzworth

On November 13, 2019 the Company entered into a Share Purchase Agreement with Holzworth Instrumentation Inc. (“Holzworth”), Jason Breitbarth, Joe Koebel, and Leyla Bly (collectively, the “Sellers”), and Jason Breitbarth, as the designated representative of the Sellers, as amended by a First Amendment to Share Purchase Agreement, dated January 31, 2020 (collectively, the “Share Purchase Agreement”). On February 7, 2020, the Company completed the acquisition (the “Acquisition”) of all of the outstanding shares of Holzworth, from the Sellers. Holzworth instruments which include signal generators and phased noise analyzers are used by government labs, the semiconductor industry, and network equipment providers, among others, in research and automated test environments. Holzworth is a complimentary business for our Test and Measurement segment with a common customer base and channel partners. For the three months ended March 31, 2020, net revenues of $1.0 million and operating income of $0.1 million, was included in the consolidated statements of operations and comprehensive income/(loss) related to the Holzworth business representing the results from the date of acquisition. The financial results of Holzworth are included in our Test and Measurement segment. For the three months ended March 31, 2020, the Company recorded $0.2 million of transaction expenses related to the Acquisition and these expenses were recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income/(loss).

The aggregate purchase price for the Acquisition is a maximum of $17.0 million, consisting of payments in cash and stock, deferred purchase price payments and contingent consideration in the form of an earnout. At the closing, the Company issued a promissory note, which required the Company to pay on the next business day $0.5 million of the purchase price by issuing 347,319 shares of its common stock (the “Stock Consideration”), and $8.0 million in cash (the “Cash Consideration”), reduced by an indemnification holdback of $0.8 million and payment of certain of Sellers’ transaction expenses and indebtedness of Holzworth. Additionally, the final purchase price is subject to adjustment based on the closing working capital amounts, as defined in the Share Purchase Agreement, of Holzworth as of the closing balance sheet date as compared to a defined target. The parties intend to make a 338(h)(10) election to treat the Acquisition as a purchase and sale of assets, and the Company has agreed to pay any incremental taxes of Sellers resulting from that election.

There are two deferred purchase price payments that total $1.5 million. Each deferred payment may be reduced as provided in the Share Purchase Agreement if Holzworth’s EBITDA (as defined in the Share Purchase Agreement) for each fiscal year ending December 31, 2019 and December 31, 2020, respectively, is less than $1.25 million. Holzworth met the EBITDA target for the fiscal year ended December 31, 2019, and thereby earned the first deferred purchase price payment of $750,000 which is payable in three equal quarterly installments on March 31, 2020, June 30, 2020 and September 30, 2020, respectively. The Company did not make the first quarterly payment of $250,000 that was due on March 31, 2020 as the Company estimates it is owed approximately $300,000 in final purchase price adjustments, primarily as a result of the working capital adjustment. The second deferred purchase price payment of $750,000, if earned, is payable on March 31, 2021.

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

Pursuant to the Share Purchase Agreement the Company entered into a lock-up and voting agreement (the “Lock-up and Voting Agreement”) with each of the Sellers. Pursuant to the Lock-up and Voting Agreement, each Seller agrees to restrict the sale, assignment, transfer, encumbrance or other disposition of its portion of the Stock Consideration (the “Lock-up Shares”). For a period commencing on the closing date of the Acquisition (the “Effective Date”) and ending on the date which is 36 calendar months following the Effective Date, each Seller agrees that, without the prior written consent by the Company, such Seller shall not sell, assign, transfer, encumber or otherwise dispose of the Lock-up Shares or enter into any swap, option or short sale, among other transactions. Upon the prior written consent of the Company, a Seller may transfer Lock-up Shares as a bona fide gift, by will or intestacy or to a family member or trust for the benefit of the Seller or a family member; provided that any recipient of the Lock-up Shares sign and deliver to the Company a lock-up and voting agreement substantially in the form of the Lock-up and Voting Agreement. The Lock-up Shares cease to be locked up in the event of a Change of Control of the Company (as defined in the Lock-up and Voting Agreement).

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date our estimates are inherently uncertain and subject to refinement. Various valuation techniques were used to estimate the fair value of assets acquired and the liabilities assumed which use significant unobservable inputs, or Level 3 inputs as defined by the fair value hierarchy. Using these valuation approaches requires the Company to make significant estimates and assumptions.

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Acquisition. The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period from the date of acquisition as required by ASC Topic 805. As of March 31, 2020, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the validation of the underlying cash flows used to determine the fair value of the identified intangible assets. There have been no changes in the estimated fair values of assets acquired and liabilities assumed from date of acquisition through March 31, 2020. The estimated fair values may change as the Company completes its valuation analyses of the assets acquired and liabilities assumed. Any potential adjustments could be material in relation to the preliminary values presented below (in thousands):

Amounts Recognized as of Acquisition Date
Cash at Close	$7,219
Equity Issued at Close	465
Purchase Price Holdback	800
Working Capital Adjustment	(295)
Deferred Purchase Price	1,300
Contingent Consideration	555
Total Purchase Price	10,044

Cash	30
Accounts Receivable	485
Inventory	1,218
Intangible Assets	4,500
Other Assets	960
Fixed Assets	144
Accounts Payable	(129)
Accrued Expenses	(425)
Deferred Revenue	(13)
Other Long Term Liabilities	(740)
Net Assets Acquired	6,030
Goodwill	$4,014

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, assembled workforce, organic growth and other benefits that are expected to arise from integrating Holzworth into our operations. The goodwill recorded in this transaction is expected to be tax deductible.

The Company’s post acquisition consolidated goodwill is shown below (in thousands):

	Test and Measurement	Network Solutions	Embedded Solutions	Total
Balance as of December 31, 2019	$-	$1,351	$8,718	$10,069
Holzworth Acquisition	4,014	-	-	4,014
Foreign Currency Translation	-	-	(533)	(533)
Balance as of March 31, 2020	$4,014	$1,351	$8,185	$13,550

The following unaudited pro forma information presents the Company’s operations as if the Holzworth acquisition and related financing activities had occurred on January 1, 2019. The pro forma information includes the following adjustments (i) amortization of acquired intangible assets; (ii) interest expense incurred in connection with the Term Loan Facility (described in further detail in Note 4) used to finance the acquisition of Holzworth; and (iii) inclusion of acquisition-related expenses in the earliest period presented. The amounts related to Holzworth included in the following unaudited pro forma information are based on their historical results and, therefore, may not be indicative of the actual results when operated as part of the Company. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the unaudited pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the Acquisition occurred as of the date indicated or that may be achieved in the future.

The following table presents the unaudited pro forma consolidated results of operations for the Company for the three months ended March 31, 2020 and 2019 as though the Acquisition had been completed as of January 1, 2019 (in thousands, except per share amounts):

	Q1 2020 WTG Pro-forma	Q1 2019 WTG Pro Forma
Net Revenues	$9,526	$13,899
Net Loss	$(1,272)	$(1,276)
Earnings per Diluted Share	$(0.06)	$(0.06)

NOTE 4 – Debt

Debt consists of the following (in thousands):

March 31, 2020
Revolver at LIBOR Plus Margin	$1,956
Term Loan at LIBOR Plus Margin	8,379
Less: Debt Issuance Costs, Net of Amortization	(802)
Less: Fair Value of Warrants, Net of Amortization	(146)
Total Debt	9,387
Less: Debt Maturing Within One Year	(2,040)
Non-current Portion of Long Term Debt	$7,347

Term Loan Payments by Period (in thousands):

Remainder of 2020	$63
2021	84
2022	84
2023	84
2024	84
Thereafter	7,980
Total	$8,379

In connection with the Holzworth Acquisition, on February 7, 2020, the Company, as borrower, and its subsidiaries, as guarantors, and Muzinich BDC, Inc., as lender (“Muzinich”), entered into a Term Loan Facility, which provides for a term loan in the principal amount of $8.4 million (the “Initial Term Loan”). All proceeds of the Initial Term Loan were used to fund the cash portion of the purchase price for the Holzworth acquisition. Principal payments on the Initial Term Loan are $21,000 per quarter with a balloon payment at maturity which is February 7, 2025. The term loan bears interest at LIBOR (subject to a floor of 1.0%) plus a margin of 7.25%. The Term Loan Facility includes an upfront fee of 2.50% of the aggregate principal amount of the Initial Term Loan. In connection with the Term Loan Facility the Company incurred costs of $830,000, including the aforementioned 2.5% upfront fee to Muzinich, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the loan.

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

The Term Loan Facility provides for an additional $11.6 million term loan (the “Second Term Loan”) to be used for a second unannounced acquisition opportunity. (the “Additional Acquisition”). There can be no assurance that the Additional Acquisition will be completed. In the event the Additional Acquisition is completed, the Second Term Loan will be made available to the Company on the same terms and conditions as the Initial Term Loan, including interest rate, amortization schedule and financial covenants, subject to the payment of an additional upfront fee and satisfaction of customary conditions to funding.

The Term Loan Facility is secured by liens on substantially all of the Company’s and its subsidiaries’ assets including a pledge of the equity interests in the Company’s subsidiaries. The Term Loan Facility contains customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. In addition, the Company must maintain certain financial covenants typical for this type of arrangement, including a consolidated leverage ratio, a consolidated fixed charge coverage ratio and minimum liquidity of its foreign subsidiaries. The consolidated leverage ratio is defined as the ratio of total consolidated indebtedness, as defined, to consolidated EBITDA, as defined. The required leverage ratio starts at 4.75 to 1.0 for the twelve month periods ended March 31, 2020 and June 30, 2020, and decrease in various increments to 3.75 to 1.0 for the twelve months ended December 31, 2020, 2.75 to 1.0 for the twelve months ended December 31, 2021 and 2.0 to 1.0 for the twelve months ended December 31, 2022 and thereafter. The consolidated fixed charge coverage ratio is the ratio of consolidated EBITDA, as defined, less consolidated capital expenditures and cash income taxes paid to consolidated fixed charges, as defined, calculated on a twelve-month basis. The consolidated fixed charge coverage ratio for the twelve month periods ended March 31, 2020, June 30 2020 and September 30, 2020 must be 1.35 to 1 and increases in various increments on a quarterly basis to 1.5 to 1.0 for the twelve month period ended December 31, 2020 and 2021, and to 1.75 to 1.0 for the 12 months ending December 31, 2022 and thereafter. Lastly, the Company must maintain minimum liquidity, defined as cash and availability under the UK borrowing base, as defined, of $1.0 million over any trailing four-week period until such time as the foreign subsidiary has positive EBITDA, as defined, for three consecutive quarters and the Holzworth deferred purchase price has been paid in full. The Term Loan Facility also provides for a number of events of default, including, among others, nonpayment, bankruptcy, inaccuracy of representations and warranties, breach of covenant, change in control, entry of final judgement or order, breach of material contracts, and as long as the Company’s consolidated leverage ratio is greater than 1.0 to 1.0 (as calculated in accordance with the terms of the Term Loan Facility), the cessation of service of any two of Tim Whelan, Michael Kandell or Daniel Monopoli as Chief Executive Officer, Chief Financial Officer or Chief Technology Officer, respectively, of the Borrower without a satisfactory replacement within 60 days. Any exercise of remedies by Muzinich is subject to compliance with the intercreditor agreement entered into at the closing of the Term Loan Facility among the Company, Muzinich and Bank of America, N.A., as lender under the Credit Facility referenced below.

The Company entered into a Credit Facility with Bank of America, N.A. (the “Lender”) on February 16, 2017 (the “Credit Facility”), which provided for a term loan in the aggregate principal amount of $0.8 million (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the Credit Facility) of up to a maximum availability of $9.0 million (“Revolver Commitment Amount”). The borrowing base is calculated as percentage of eligible accounts receivable and inventory, as defined, subject to certain caps and limits. The borrowing base is calculated on a monthly basis and interest is calculated at LIBOR plus a margin. The proceeds of the Term Loan and Revolver were used to finance the acquisition of CommAgility in 2017.

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

Effectiveness of the Amendment was conditioned upon, among other things, the prepayment of the remaining principal balance (approximately $0.3 million) of the $0.8 million term loan made available under the Credit Facility and the payment of a closing fee in the amount of $25,000. The Borrowers satisfied all such conditions on February 7, 2020. In connection with the Amendment the Company incurred costs of $230,000 which are capitalized as other current and non-current assets in the Consolidated Balance Sheets and are being amortized over the term of the revolver.

As of March 31, 2020, the interest rate on the Term Loan Facility was 8.99% and the interest rate on the Revolver was 3.63%. As of March 31, 2020, and the date hereof the Company is in compliance with all covenants of Credit Facility and Term Loan Facility.

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

The stock warrants issued to Muzinich are classified as equity. The fair value of the warrants, as calculated using the Black Scholes model as of the issuance date, was $150,000 and was recorded as a reduction to the carrying value of the debt. The significant inputs included in the Black Scholes calculation were a risk free rate of 1.41%, volatility of 48.7% and the stock price on date of grant of $1.34.

NOTE 5 – Leases

The following table presents information about the amount and timing of cash flows arising from the Company’s leases as of March 31, 2020:

(in thousands)	March 31, 2020
Maturity of Lease Liabilities
Remainder of 2020	$488
2021	619
2022	637
2023	276
2024	158
Thereafter	231
Total Undiscounted operating lease payments	2,409
Less: imputed interest	(269)
Present Value of operating lease liabilities	$2,140

Balance Sheet Classification
Current lease liabilities	$533
Long-term lease liabilities	1,606
Total operating lease liabilities	$2,140

Other information
Weighted-average remaining term (months) for operating leases	50
Weighted-average discount rate for operating leases	5.83%

NOTE 6 – Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location for each of our segments as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. For the three months ended March 31, 2020 and 2019, 99% of our revenue is recognized at a point in time. See details in the tables below (in thousands).

	Three Months Ended March 31, 2020
	Network Solutions	Test and Measurement	Embedded Solutions	Total
Total Net Revenues by Revenue Type
Passive and Active RF Components	$4,268	$-	$-	$4,268
Signal Generators and Components	-	1,820	-	1,820
Signal Analyzers and Power Meters	-	1,565	-	1,565
Signal Processing Hardware	-	-	1,199	1,199
Software Licenses	-	-	108	108
Services	8	360	101	469
Total Net Revenue	$4,276	$3,745	$1,408	$9,429

Total Net Revenues by Geographic Areas
Americas	$3,639	$2,578	$29	$6,246
EMEA	580	258	1,207	2,045
APAC	57	909	172	1,138
Total Net Revenue	$4,276	$3,745	$1,408	$9,429

	Three Months Ended March 31, 2019
	Network Solutions	Test and Measurement	Embedded Solutions	Total
Total Net Revenues by Revenue Type
Passive and Active RF Components	$5,758	$-	$-	$5,758
Signal Generators and Components	-	1,446	-	1,446
Signal Analyzers and Power Meters	-	1,308	-	1,308
Signal Processing Hardware	-	-	4,058	4,058
Software Licenses	-	-	3	3
Services	-	276	183	459
Total Net Revenue	$5,758	$3,030	$4,244	$13,032

Total Net Revenues by Geographic Areas
Americas	$5,203	$1,804	$175	$7,182
EMEA	501	549	4,061	5,111
APAC	54	677	8	739
Total Net Revenue	$5,758	$3,030	$4,244	$13,032

NOTE 7 – Income Taxes

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

As of March 31, 2020 the Company’s net deferred tax asset of $5.5 million is net of a valuation allowance of $6.7 million which is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit.

The effective rate of income tax benefit of 12.9% for the three months ended March 31, 2020 was lower than the statutory rates in the United States and United Kingdom primarily due to the impact of research and development deductions in the UK.

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

NOTE 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period and, when dilutive, potential shares from stock options using the treasury stock method, the weighted average number of unvested restricted shares, the weighted-average number of restricted stock units and the weighted average number of warrants to purchase common stock outstanding for the period. Shares from stock options are included in the diluted earnings per share calculation only when options exercise prices are lower than the average market value of the common shares for the period presented. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	For the Three Months
	Ended March 31,
	2020	2019

Weighted average common shares outstanding	21,397,919	20,972,612
Potentially dilutive equity awards	388,668	708,736
Weighted average common shares outstanding, assuming dilution	21,786,587	21,681,348

The weighted average number of options and warrants to purchase common stock not included in diluted loss per share because the effects are anti-dilutive, or the performance condition was not met in 2020 was 2,192,945. The weighted average number of options to purchase common stock not included in diluted loss per share in 2019, because the effects are anti-dilutive or the performance condition was not met, was 1,455,000.

NOTE 9 – Inventories

Inventory carrying value is net of inventory reserves of $1.0 million at both March 31, 2020 and December 31, 2019.

Inventories consist of (in thousands):
	March 31, 2020	December 31, 2019
Raw materials	$4,444	$4,024
Work-in-process	573	406
Finished goods	3,583	2,895
	$8,600	$7,325

NOTE 10 - Accounting for Stock Based Compensation

The Company’s results for the three-month periods ended March 31, 2020 and 2019 include $0.1 million and $0.2 million, respectively, related to stock based compensation expense. Such amounts have been included in the consolidated statement of operations and comprehensive income/(loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of March 31, 2020, there are approximately 1.7 million shares available for issuance under the 2012 Plan.

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

Outstanding Stock Options and Unvested Restricted Awards

As of March 31, 2020, there were 1,950,000 service based stock options outstanding and 105,000 performance based stock options outstanding. The range of exercise prices of outstanding stock options is $0.78 to $1.92. The number of potentially dilutive common shares from stock options (options with exercise prices that are lower than the average market value of common shares for the three months ended March 31, 2020) is 7,317 and have an exercise price of .78 per share.

Additionally, as of March 31, 2020, there were 213,687 unvested restricted shares, 147,917 unvested restricted stock units and 125,000 vested restricted stock units outstanding.

NOTE 11 – SEGMENT INFORMATION

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

Test and Measurement

In 2019, the Test and Measurement segment was comprised primarily of the Company’s operations of the Noisecom product line and the operations of its subsidiary, Boonton. Since our acquisition of Holzworth in February of 2020, the Test and Measurement segment also includes the Holzworth product line. Noisecom designs and produces noise generation equipment and instruments, calibrated noise sources, noise modules and diodes. Noise components and instruments are used as a method to provide wide band signals for sophisticated telecommunication and defense applications, and as a stable reference standard for instruments and systems, including radar and satellite communications. Boonton products are also used to test terrestrial and satellite communications, radar and telemetry. Certain power meter products are designed for measuring signals based on wideband modulation formats, allowing a variety of measurements to be made, including maximum power, peak power, average power and minimum power. Holzworth designs and manufactures specialty phased noise analyzers and signal generators for use primarily in research and automated test environments. Customers of the Test and Measurement segment include large defense contractors, semiconductor companies, network equipment providers and the U.S. and foreign governments.

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

Financial information by reportable segment for the respective periods is set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2020	2019
Net sales by segment:
Network Solutions	$4,276	$5,758
Test and Measurement	3,745	3,030
Embedded Solutions	1,408	4,244
Total consolidated net sales of reportable segments	9,429	13,032

Segment income (loss):
Network Solutions	632	707
Test and Measurement	502	235
Embedded Solutions	(1,240)	(67)
Income (loss) from reportable segments	(106)	875

Other unallocated amounts:
Corporate expenses	(1,248)	(1,272)
Other (expenses) income - net	14	(85)
Consolidated income/(loss) before Income tax provision/(benefit)	$(1,340)	$(482)

Depreciation and amortization by segment:
Network Solutions	$84	$123
Test and Measurement	170	115
Embedded Solutions	270	311
Total depreciation and amortization for reportable segments	524	549

Capital expenditures by segment:
Network Solutions	2	28
Test and Measurement	44	59
Embedded Solutions	5	41
Total consolidated capital expenditures by reportable segment	$51	$128

	March 31, 2020	December 31, 2019
Total assets by segment:
Network Solutions	$9,296	$9,610
Test and Measurement	18,809	7,380
Embedded Solutions	12,744	14,330
Total assets for reportable segments	40,849	31,320

Corporate assets, principally cash and cash equivalents and deferred income taxes	10,393	11,031
Total consolidated assets	$51,242	$42,351

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceeding

As previously disclosed, on June 5, 2019 Harris Corporation (“Harris”) filed a request for arbitration before the American Arbitration Association in accordance with the terms of an executed purchase order, statement of work and software license agreement (collectively referred to as “Agreements”) with CommAgility entered into in 2014. Harris claims that CommAgility breached the Agreements and infringed Harris’ copyrighted “Work Product” (as defined in the Agreements) by offering for sale, marketing, and promoting techniques, capabilities, products and services that incorporate Work Product owned by Harris. Harris claims that CommAgility has caused Harris significant monetary damages, the sum of which cannot be determined until such time as discovery has been conducted, but is estimated by Harris to be less than $250,000. Harris is also seeking an injunction against CommAgility’s use of the Work Product which includes rights to certain technology used for air-to-ground communications. The Company believes the claims are without merit and intends to defend all of the claims vigorously. The Company has not accrued any amounts in respect of this matter and cannot estimate the possible loss, if any, that the Company may incur with respect to it.

The ultimate outcome of this matter is unknown but, in the opinion of management, we do not believe this proceeding will have a material adverse effect upon our financial condition, cash flows or future results of operations. Legal expenses incurred in connection with the arbitration from August 2019 are covered by our professional indemnity insurance policy.

There have been no other material changes in our commitments and contingencies and risks and uncertainties as of March 31, 2020 from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2019.

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The Company is considered an “essential business” due to the industries and customers we serve, including critical telecommunications infrastructure, the U.S. government and numerous U.S. defense subcontractors. Accordingly, we have continued operations throughout the pandemic including at our manufacturing facilities in Parsippany, New Jersey and Boulder, Colorado.

To support the health and well-being of our employees, customers, partners and communities, since approximately March 16, 2020, all of our employees who do not have critical in-person functions have been working remotely. For those employees working in our facilities we have instituted mediation measures including flexible work arrangements, increased distancing of workstations, and other safety precautions. At our manufacturing and shipping facility in New Jersey we have also implemented a staggered work force plan which lowers the number of people working on-site at one time. As of the date of the filing of this Form 10-Q, approximately two-thirds of our employees are working remotely. We expect to continue our mediation efforts including remote work arrangements for the foreseeable future.

Although such disruptions did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, there is significant uncertainty around sales, cash collections, costs related to our mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders in the second quarter and going forward into the remainder of the fiscal year. These uncertainties include the duration and severity of the pandemic and containment measures and how our compliance with these measures will impact our day-to-day operations as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties.

We are continuing to monitor developments related to the pandemic on our own operations as well as on our suppliers, contract manufacturers and customers. We intend to adapt to the changing environment while acting to ensure the health and safety of our employees.

On May 4, 2020, the Company received $2.0 million pursuant to a loan under the Paycheck Protection Program (“PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) administered by the Small Business Association (see description in Liquidity and Capital Resources below). The Company intends to use the funds from this loan only for those purposes included in the PPP, including payroll, employee benefits, rent and utilities.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Net Revenues (in thousands)

	Three months ended March 31,
	Revenue		% of Revenue		Change
	2020	2019	2020	2019	Amount	Pct.
Network Solutions	$4,276	$5,758	45.4%	44.2%	$(1,482)	-25.7%
Test and Measurement	3,745	3,030	39.7%	23.3%	715	23.6%
Embedded Solutions	1,408	4,244	14.9%	32.5%	(2,836)	-66.8%
Total Net Revenues	$9,429	$13,032	100.0%	100.0%	$(3,603)	-27.6%

Net consolidated revenue decreased 27.6% primarily due to the Embedded Solutions segment where revenue decreased $2.8 million or 66.8%. As previously disclosed, demand for the Company’s signal processing hardware cards from our largest customer is expected to decline significantly as compared to fiscal year 2019. The decline in shipments of our hardware cards accounts for all of the decrease in net revenues in Embedded Solutions as compared to the prior year. Network Solutions revenue decreased 25.7% due partially to lower demand for RF passive components and partially to the Covid-19 pandemic which impacted our international supply chain. Test and Measurement revenue increased 23.6% due to the Holzworth acquisition which contributed $1.0 million in net revenue from the date of acquisition, February 7, 2020. This was only partially offset by declines in our customized noise source products and components as compared to last year which was due, in part, to the Covid-19 pandemic which negatively impacted the order flow from our international customers in this segment.

Gross Profit (in thousands)

	Three months ended March 31,
	Gross Profit		Gross Profit %		Change
	2020	2019	2020	2019	Amount	Pct.
Network Solutions	$1,943	$2,389	45.4%	41.5%	$(446)	-18.7%
Test and Measurement	1,904	1,569	50.8%	51.8%	335	21.4%
Embedded Solutions	581	1,769	41.3%	41.7%	(1,188)	-67.2%
Total Gross Profit	$4,428	$5,727	47.0%	43.9%	$(1,299)	-22.7%

Consolidated gross profit margin for the three months ended March 31, 2020 of 47.0% was higher than the prior year period of 43.9% due to increased profit margin at Network Solutions driven primarily by more favorable product mix. Test and Measurement gross profit margin declined slightly from 51.8% to 50.8% primarily due to U.S. GAAP purchase accounting adjustments related to the fair value of acquired inventory of Holzworth which increased cost of revenues by $76,000 in the first quarter of 2020. Embedded Solutions gross profit margin was flat as compared to the prior year period.

Operating Expenses (in thousands)

	Three months ended March 31,
	Operating Expenses		% of Revenue		Change
	2020	2019	2020	2019	Amount	Pct.
Research and Development	$1,578	$1,714	16.7%	13.2%	$(136)	-7.9%
Sales and Marketing	1,717	1,937	18.2%	14.9%	(220)	-11.4%
General and Administrative	2,487	2,474	26.4%	19.0%	13	0.5%
Total Operating Expenses	$5,782	$6,125	61.3%	47.0%	$(343)	-5.6%

Research and development expenses decreased 8% on lower headcount primarily at Network Solutions and Test and Measurement due to cost reduction actions implemented in early 2020. This was only partially offset by higher third party costs related to our 5G product initiative and the addition of Holzworth research and development expense for the period of ownership in the first quarter 2020.

Sales and marketing expenses decreased 11% due to lower headcount particularly in Network Solutions and marketing expenses due to cost reduction actions partially offset by the addition of Holzworth sales and marketing expenses for the period of ownership in the first quarter 2020.

General and administrative expenses were flat with the year ago period as reductions in various general and administrative expenses at Test and Measurement and Network Solutions in the amount of approximately $300,000 were offset by the addition of Holzworth expenses of approximately $100,000 for the two month period of ownership and non-recurring acquisition expenses in the amount of approximately $200,000.

Other Income/(Expense)

Other income increased $0.2 million due to an increase in foreign exchange gains recognized on monetary assets and liabilities denominated in currencies other than our functional currencies as compared to the prior year period.

Interest Expense

Consolidated interest expense increased $0.1 million primarily related to interest on the new Term Loan Facility and accretion expense recorded on the Holzworth contingent consideration liability.

Taxes

For the three months ended March 31, 2020 the Company recorded a tax benefit of $0.2 million as compared to $0.1 million in the prior year period. The effective tax rate decreased from 28.5% in the prior year period to 14.4% in the current year period due to differences in estimates of taxable income year over year.

Net Income/Loss

For the three months ended March 31, 2020 the Company recorded a net loss of $1.1 million or basic and diluted loss per share of $.05 as compared to a net loss of $0.3 million or basic and diluted loss per share of $.02 in the prior year period due primarily to lower consolidated gross profit margins and higher consolidated interest expense which were only partially offset by higher other income from foreign exchange gains.

LIQUIDITY AND CAPITAL RESOURCES

As disclosed in Note 4 to the Consolidated Financial Statements, on February 7, 2020 the Company entered into the Term Loan Facility with Muzinich in the principal amount of $8.4 million to fund the cash portion of the purchase price for the Holzworth acquisition. Additionally, on February 7, 2020 the Company and certain of its subsidiaries entered into Amendment No. 5 to the Credit Facility with Bank of America N.A. By entering into the Amendment, Holzworth, and CommAgility Limited, became borrowers under the Credit Facility. Effectiveness of Amendment No. 5 was conditioned upon, among other things, the prepayment of the remaining principal balance (approximately $0.3 million) of the $0.8 million term loan made available under the Credit Facility.

As of March 31, 2020, the Company had consolidated cash of $3.2 million and gross debt of $10.3 million as compared to consolidated cash of $4.2 million and gross debt of $2.7 million as of December 31, 2019. The increase in our net debt position is attributable to the term loan used to finance the Holzworth acquisition offset partially by a reduction in our Revolver balance. As of March 31, 2020, substantially all of our cash and cash equivalents are held outside the United States. As of March 31, 2020, $2.0 million was outstanding on our asset based Revolver and $8.4 million was outstanding on our Term Loan. As of March 31, 2020, and the date hereof, the Company is in compliance with the covenants of the Credit Facility and the Term Loan Facility. Income taxes have been provided on foreign earnings such that there would be no significant income tax expense to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiary.

On May 4, 2020 the Company received $2.0 million pursuant to a loan under the PPP of the 2020 CARES Act administered by the Small Business Association. The loan is from Bank of America N.A., has an interest rate of 1% and a term of 24 months. No payments are due for the first 6 months, although interest accrues, and monthly payments are due over the next 24 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The Company may prepay the loan at any time prior to maturity with no prepayment penalties.

On May 4, 2020 the Company entered into Amendment No. 6 to the Credit Facility with Bank of America N.A. and Amendment No. 1 to the Term Loan facility with Muzinich. The amendments allowed the Company to accept the PPP loan and provide that the PPP loan shall not be deemed to constitute “Debt” or “Indebtedness” as defined in the Credit Facility and the Term Loan Facility, respectively, as long as the proceeds of the PPP loan are used for allowable purposes under the provisions of CARES Act that will permit the Company to obtain forgiveness of substantially all of the loan. The amendments to the Credit Facility and Term Loan Facility also contain certain representations and warranties of the Company

The Company will carefully monitor all qualifying expenses and other requirements necessary to properly maximize loan forgiveness; however, no assurance can be provided that the Company will obtain forgiveness of the PPP loan in whole or in part.

We expect borrowings from the PPP loan, borrowings available to us under our Credit Facility, our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for the next twelve months. The Company expects the cash flow of Holzworth to fund the deferred purchase price related to the Holzworth Acquisition. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the Covid-19 pandemic. There is significant uncertainty surrounding the impact of the ongoing Covid-19 pandemic on the U.S. and global economy. We expect these uncertainties to extend to our business in the second quarter and full year, as sales, deliveries, cash collections, our supply chain and our business partners could be adversely affected. The disruptions caused by Covid-19 could thereby have an impact on our ability to comply with our financial debt covenants.

Operating Activities

Cash used by operating activities was $0.1 million for the three months ended March 31, 2020 which compares to cash used of $3.0 million in the prior year period. The decrease in cash used from operating activities was due to increased cash flow from working capital in the first quarter of 2020 as compared to the prior year period.

Investing Activities

Cash used by investing activities was $7.2 million for the three months ended March 31, 2020 which was higher than the prior year period cash used of $0.6 million due to the purchase of the Holzworth.

Financing Activities

Cash provided by financing activities was $6.6 million for the three months ended March 31, 2020 as compared to $1.3 million for the prior year period. The increase was due to the term loan financing used for the cash portion of the Holzworth purchase price offset by debt issuance fees.

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

On August 27, 2018 the Company filed a shelf registration statement on Form S-3 which was declared effective on September 17, 2018. The Form S-3 will permit the Company to issue and sell, from time to time, up to $40 million in aggregate value of shares of its common stock through one or more methods of distribution, subject to applicable SEC limits on the value of securities that the Company, as a smaller reporting company, may sell during an applicable period, market conditions, and the Company’s capital desires and needs. Given current market conditions, the Company has no current plans to offer any common stock under the shelf registration statement.

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

Critical Accounting Policies

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2019 Form 10-K.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our expectation that borrowings available to us under the PPP Loan, the Term Loan Facility, the Credit Facility, our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for the next twelve months; our expectation that the cash flow of Holzworth will be sufficient to fund the deferred purchase price payments related to the Holzworth Acquisition; and our expectation that uncertainties around the impact of the ongoing Covid-19 pandemic might extend to our business in the second quarter and full year, as sales, deliveries, cash collections, our supply chain and our business partners could be adversely affected. These statements involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact that the Covid-19 pandemic will have on our business and the economy in the future, our dependency on the deployment of 4G LTE and 5G NR private networks and related services to grow our business, the impact of the loss of any significant customers, the ability of our management to successfully implement our business plan and strategy, our ability to raise additional capital to fund our operations given our degree of leverage, product demand and development of competitive technologies in our market sector, our ability to successfully integrate the Holzworth acquisition, the impact of competitive products and pricing, our abilities to protect our intellectual property rights, our ability to manage risks related to our information technology and cyber security, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Quarterly Report on Form 10-Q. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures.

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

(b) Changes in Internal Control over Financial Reporting

We acquired Holzworth on February 7, 2020. We have begun the process to integrate the operations of Holzworth into our overall system of internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2019 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No material changes in the quarter.

Item 1A. Risk Factors

The ongoing COVID-19 pandemic has caused significant uncertainty in the U.S. and global economies as well as the markets we serve and could adversely affect our business, results of operations and financial condition.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time.

To support the health and well-being of our employees, customers, partners and communities, since approximately March 16, 2020, all of our non-essential employees have been working remotely. This represents approximately two thirds of our workforce. In addition, we understand that the employees of many of our customers are working remotely, which may delay the timing of some orders as well as shipments and cash collections. The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. Although such disruptions did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, there is significant uncertainty around sales, cash collections, costs related to our mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders in the second quarter and going forward into the remainder of the fiscal year.

More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis. The pandemic may also have the effect of heightening many of the other risks described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 including risks associated with our customers and supply chain.

Our degree of leverage could prevent us from meeting obligations on our indebtedness, adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk on our variable rate debt.

We currently have a credit facility with Bank of America providing an asset-based revolver and a term loan facility with Muzinich BDC which provides for a term loan in the amount of $8.4 million.

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

Our ability to continue to fund our obligations and to reduce debt may be affected by the Covid-19 pandemic and other general economic, financial market, competitive, legislative and regulatory factors, among other things. An inability to fund our debt requirements or reduce debt could have a material adverse effect on our business, operating results, cash flows and financial condition.

Restrictive covenants in the agreements governing our credit facility and term loan facility could restrict our ability to pursue business strategies.

The agreements governing our term loan and credit facility limit our ability, among other things, to incur additional secured indebtedness, incur liens, pay dividends, enter into transactions with our affiliates, and sell assets. In addition, our credit facility contains restrictive covenants that limit our ability to engage in activities that might be in our long term best interest, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, making investments and acquisitions, and extending loans and other advances to affiliates. Furthermore, the term loan facility contains specific financial covenants including a quarterly leverage test, fixed charge coverage test and a liquidity requirement for our CommAgility business. The credit facility with Bank of America contains one financial covenant which is a fixed charge coverage test. The ongoing Covid-19 pandemic has given rise to significant uncertainties with respect to the U.S. and global economies as well as the markets we serve. If the impact of those uncertainties results in a material adverse downturn in our business, compliance with these financial covenants may be challenging. A default of a covenant in our Muzinich term loan facility would trigger a cross default in our Bank of America credit facility and vice versa.

Our failure to comply with financial and other restrictive covenants could result in an event of default and cross default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings or foreclosing on collateral pledged to them to secure the indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A portion of the purchase price of for the acquisition of Holzworth on February 7, 2020 was paid to the sellers through the issuance of 347,319 shares of the Company’s common stock, valued at approximately $0.5 million based upon the 90 day volume weighted average price for the Company’s stock. In addition, in connection with the financing of the Holzworth acquisition, the Company entered into a Term Loan Facility pursuant to which the Company issued to the lender a warrant to purchase 266,167 shares of the Company’s common stock at a per share exercise price of $1.3923. In connection with both the issuance of the shares to the Holzworth sellers and the issuance of the warrant to the lender, the Company relied on an exemption from registration under the Securities Act, as set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The basis of this reliance by the Company was (a) the lender’s and each seller’s representation that it is an “accredited investor” within the meaning of Rule 501 under the Securities Act (b) that the warrant (and shares underlying the warrant) issued to the lender and the shares received by each seller were acquired for such person’s own account, and not with a view to any distribution thereof, (c) appropriate legends were affixed to the securities, and (d) because neither transaction involved any public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005, Commission File No. 001-11916)

3.2	Amended and Restated By-laws, as amended on April 7, 2020

10.1	Promissory Note to Bank of America NA in the amount of $2,043,000 (“PPP loan”) (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 7, 2020, Commission File No. 001-11916)

10.2	Amendment No. 6 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronics Corporation, Microlab/FXR, Holzworth Instrumentation, Inc., CommAgility Limited and Bank of America, NA (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 7, 2020, Commission File No. 001-11916)

10.3	First Amendment to the Credit Agreement by and among Wireless Telecom Group, Inc. and subsidiaries and Muzinich BDC, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 7,2020, Commission File No. 001-11916)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed on May 13, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: May 13, 2020

	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated: May 13, 2020

	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer

