Form 10-Q
period 2020-06-30
WIRELESS TELECOM GROUP INC
filed 2020-08-13
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [ ] No [X]

Number of shares of Common Stock outstanding as of August 1, 2020: 21,647,571

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	June 30 2020	December 31 2019
CURRENT ASSETS
Cash & Cash Equivalents	$2,894	$4,245
Accounts Receivable - net of reserves of $71 and $69, respectively	8,002	6,152
Inventories - net of reserves of $1,027 and $969, respectively	8,651	7,325
Prepaid Expenses and Other Current Assets	1,952	1,871
TOTAL CURRENT ASSETS	21,499	19,593

PROPERTY PLANT AND EQUIPMENT - NET	1,938	2,147

OTHER ASSETS
Goodwill	14,427	10,069
Acquired Intangible Assets, net	5,202	2,219
Deferred Income Taxes	5,318	6,013
Right Of Use Assets	1,956	1,436
Other	1,445	874
TOTAL OTHER ASSETS	28,348	20,611

TOTAL ASSETS	$51,785	$42,351

CURRENT LIABILITIES
Short Term Debt	$454	$2,696
Accounts Payable	2,328	2,227
Short Term Leases	530	440
Accrued Expenses and Other Current Liabilities	6,378	2,657
Deferred Revenue	93	42
TOTAL CURRENT LIABILITIES	9,783	8,062

LONG TERM LIABILITIES
Long Term Debt	9,260	-
Long Term Leases	1,473	1,018
Other Long Term Liabilities	95	77
Deferred Tax Liability	470	503
TOTAL LONG TERM LIABILITIES	11,298	1,598

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value, 75,000,000 shares authorized 34,835,571 and 34,488,252 shares issued, 21,647,571 and 21,300,252 shares outstanding	348	345
Additional Paid in Capital	49,884	49,062
Retained Earnings	5,327	7,142
Treasury Stock at Cost, 13,188,000 shares	(24,535)	(24,509)
Accumulated Other Comprehensive Income	(320)	651
TOTAL SHAREHOLDERS’ EQUITY	30,704	32,691

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,785	$42,351

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
NET REVENUES	$11,108	$13,508	$20,536	$26,540

COST OF REVENUES	5,440	7,375	10,441	14,681

GROSS PROFIT	5,668	6,133	10,095	11,859

Operating Expenses
Research and Development	1,675	1,499	3,254	3,213
Sales and Marketing	1,661	2,027	3,379	3,964
General and Administrative	2,391	2,461	4,878	4,933
Total Operating Expenses	5,727	5,987	11,511	12,110

Operating Income/(Loss)	(59)	146	(1,416)	(251)

Other Income	56	135	295	165
Interest Expense	(246)	(73)	(471)	(188)

Income/(Loss) before taxes	(249)	208	(1,592)	(274)

Tax Provision/(Benefit)	419	52	225	(86)

Net Income/(Loss)	$(668)	$156	$(1,817)	$(188)

Other Comprehensive Income/(Loss):
Foreign Currency Translation Adjustments	(36)	(380)	(971)	(75)
Comprehensive Income/(Loss)	$(704)	$(224)	$(2,788)	$(263)

Earnings/(Loss) Per Share:
Basic	$(0.03)	$0.01	$(0.08)	$(0.01)
Diluted	$(0.03)	$0.01	$(0.08)	$(0.01)

Weighted Average Shares Outstanding:
Basic	21,707	20,973	21,626	20,973
Diluted	21,707	21,593	21,626	20,973

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months
	Ended June 30
	2020	2019
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(1,817)	$(188)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	1,049	1,196
Amortization of Debt Issuance Fees	137	31
Share-based Compensation Expense	210	400
Deferred Rent	(14)	(12)
Deferred Income Taxes	695	(146)
Provision for Doubtful Accounts	2	18
Inventory Reserves	90	137
Changes in Assets and Liabilities, Net of Acquisition:
Accounts Receivable	(1,351)	(968)
Inventories	(260)	(1,776)
Prepaid Expenses and Other Assets	(110)	899
Accounts Payable	16	2,046
Payment of Contingent Consideration	-	(772)
Accrued Expenses and Other Liabilities	737	(883)
Net Cash Used by Operating Activities	(616)	(18)

CASH FLOWS USED BY INVESTING ACTIVITIES
Capital Expenditures	(100)	(261)
Acquisition of Business, Net of Cash Acquired	(7,189)	(426)
Net Cash Used by Investing Activities	(7,289)	(687)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Revolver Borrowings	16,856	18,594
Revolver Repayments	(18,840)	(17,642)
Term Loan Borrowings	8,400	-
Term Loan Repayments	(384)	(76)
Debt Issuance Fees	(1,261)	-
Paycheck Protection Program Loan	2,045	-
Payment of Contingent Consideration	-	(782)
Shares Withheld for Employee Taxes	(26)	-
Net Cash Provided by Financing Activities	6,790	94

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(236)	3
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,351)	(608)

Cash and Cash Equivalents, at Beginning of Period	4,245	5,015

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,894	$4,407

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for Interest	$347	$97
Cash Paid During the Period for Income Taxes	$40	$53

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2018	34,393,252	$344	$48,479	$7,556	$(24,509)	$112	$31,982

Net Income/(Loss)	-	-	-	(344)	-	-	(344)
Issuance of Restricted Stock	95,000	1	(1)	-	-	-	-
Share-based Compensation Expense	-	-	209	-	-	-	209
Cumulative Translation Adjustment	-	-	-	-	-	305	305
Balances at March 31, 2019	34,488,252	$345	$48,687	$7,212	$(24,509)	$417	$32,152

Net Income/(Loss)	-	-	-	156	-	-	156
Share-based Compensation Expense	-	-	191	-	-	-	191
Cumulative Translation Adjustment	-	-	-	-	-	(380)	(380)
Balances at June 30, 2019	34,488,252	$345	$48,878	$7,368	$(24,509)	$37	$32,119

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2019	34,488,252	$345	$49,062	$7,142	$(24,509)	$651	$32,691

Net Income/(Loss)	-	-	-	(1,147)	-	-	(1,147)
Issuance of Shares in Connection with Holzworth Acquisition	347,319	3	462	-	-	-	465
Issuance of Warrants in Connection with Term Debt	-	-	151	-	-	-	151
Shares Withheld for Employee Taxes	-	-	-	-	(26)	-	(26)
Share-based Compensation Expense	-	-	81	-	-	-	81
Cumulative Translation Adjustment	-	-	-	-	-	(935)	(935)
Balances at March 31, 2020	34,835,571	$348	$49,756	$5,995	$(24,535)	$(284)	$31,280

Net Income/(Loss)	-	-	-	(668)	-	-	(668)
Share-based Compensation Expense	-	-	128	-	-	-	128
Cumulative Translation Adjustment	-	-	-	-	-	(36)	(36)
Balances at June 30, 2020	34,835,571	$348	$49,884	$5,327	$(24,535)	$(320)	$30,704

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

In 2019, Wireless Telecom Group was comprised of four brands – Microlab, Boonton, Noisecom, and CommAgility. Since our acquisition of Holzworth Instrumentation, Inc. (“Holzworth”) in February of 2020 (see Note 3), we are also offering the Holzworth brand.

Our customers include wireless carriers, defense contractors, military and government agencies, satellite communication companies, network equipment manufacturers, tower companies, semiconductor device manufacturers, system integrators and medical device manufacturers.

Our products include components, modules, systems and instruments used across the lifecycle of wireless connectivity and communication development, deployment and testing. Our customers use these products in relation to commercial infrastructure development, the expansion and upgrade of distributed antenna systems, deployment of small cell technology, use of medical devices and private long-term evolution (“LTE”) networks. In addition, the Company’s products are used in the development and testing of satellite communication systems, radar systems, semiconductor devices, automotive electronics and avionics.

The consolidated balance sheet as of June 30, 2020, the consolidated statements of operations and comprehensive income/(loss) for the three and six months ended June 30, 2020 and 2019, the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 and the consolidated statement of shareholders’ equity for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, Noisecom, and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR LLC (“Microlab”), Holzworth Instrumentation, Inc. (“Holzworth”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”). All intercompany transactions and balances have been eliminated in consolidation.

In June of 2020 the Company completed an internal reorganization and now presents its operations as one reportable segment. Prior to the second quarter of 2020 the Company presented its operations in three reportable segments. The Company identifies segments in accordance with ASC 280 Segment Reporting (“ASC 280”). As a result of internal reorganizations that occurred over the six to nine months prior to June 30th the Company evaluated its segment reporting. We determined that the Chief Operating Decision Maker (“CODM”) as defined in ASC 280 evaluates operating results and makes decisions on how to allocate resources at the consolidated level. Although the CODM reviews key performance indicators including bookings, shipments and gross profit at a product group level, this information by itself is not sufficient enough to make operating decisions. Rather, operating decisions are made based on review of consolidated profitability metrics rather than the individual results of each product group.

It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s latest annual report (Form 10-K).

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “second quarter(s)” or “three months” indicate the Company’s fiscal periods ending June 30, 2020 and June 30, 2019, and references to “year-end” indicate the fiscal year ended December 31, 2019.

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. As noted in our Form 10-K for the fiscal year ended December 31, 2019, due to declining demand of our digital signal processing hardware cards we performed a quantitative assessment of the CommAgility goodwill as of the fourth fiscal quarter of 2019. Our quantitative assessment did not identify any goodwill impairment. Furthermore, the Company applied a hypothetical 10% decrease to the fair value of the CommAgility reporting unit and compared those values to the carrying values which also did not result in a goodwill impairment. The Covid-19 pandemic has had an impact on our financial results for the three and six months ended June 30, 2020. However, we believe the markets we serve and the industries in which we operate will recover in the long term. Accordingly, we are not aware of any specific event or circumstance related to the COVID-19 pandemic that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 13, 2020, the date of issuance of this Quarterly Report on Form 10-Q.

Although disruptions related to the Covid-19 pandemic did not impact our estimates and judgements as of the date of this report, there is significant uncertainty around sales, cash collections, and costs related to our mediation efforts in the third quarter and going forward into the remainder of the fiscal year. These uncertainties include the duration and severity of the pandemic and containment measures and how our compliance with these measures will impact our day-to-day operations as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties. Our accounting estimates and judgements may change as new events occur and additional information becomes available or is obtained. Furthermore, actual results could differ materially from our estimates as of the date of issuance of this Quarterly Report on Form 10-Q under different assumptions or conditions.

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

For the three and six months ended June 30, 2020 no customer accounted for more than 10% of the Company’s consolidated revenues. For the three and six months ended June 30, 2019, one customer accounted for approximately 34% and 33% of the Company’s consolidated revenues, respectively.

No customer accounted for more than 10% of consolidated accounts receivable as of June 30, 2020. At December 31, 2019, one customer accounted for 13% of consolidated accounts receivable.

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

Contingent Consideration

Under the terms of the Holzworth Share Purchase Agreement (See Note 3) the Company may be required to pay additional purchase price in the form of deferred purchase price payments and an earnout if certain financial targets are achieved for the years ending December 31, 2020 and December 31, 2021. See Note 3 for a discussion of the first deferred purchase price payment related to financial targets set for 2019. As of June 30, 2020, the Company estimated the fair value of the deferred purchase price and earnout remaining to be paid related to the 2020 and 2021 financial targets to be $1.3 million. The Company is required to reassess the fair value of the contingent consideration at each reporting period.

The significant inputs used in this fair value estimate include estimated gross revenues and Adjusted EBITDA, as defined in the Holzworth Share Purchase Agreement, and scenarios for the earnout periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome. The estimated outcome is then discounted based on the individual risk analysis of the liability. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of Holzworth or changes in the future, may result in different estimated amounts. The contingent consideration liability is considered a Level 3 fair value measurement.

Subsequent Events

There were no subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements, and the notes thereto, through the date the financial statements were issued.

NOTE 2 – Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for the Company’s 2020 calendar year, with early adoption permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company is currently evaluating the impact of adopting this guidance.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, The amendments provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are intended to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The new standard is effective March 12, 2020 through December 31, 2022, with the adoption date being dependent upon the Company’s election. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 – Acquisition of Holzworth

On November 13, 2019 the Company entered into a Share Purchase Agreement with Holzworth Instrumentation Inc. (“Holzworth”), Jason Breitbarth, Joe Koebel, and Leyla Bly (collectively, the “Sellers”), and Jason Breitbarth, as the designated representative of the Sellers, as amended by a First Amendment to Share Purchase Agreement, dated January 31, 2020 (collectively, the “Share Purchase Agreement”). On February 7, 2020, the Company completed the acquisition (the “Acquisition”) of all of the outstanding shares of Holzworth, from the Sellers. Holzworth instruments which include signal generators and phased noise analyzers are used by government labs, the semiconductor industry, and network equipment providers, among others, in research and automated test environments. Holzworth is a complimentary business for our Boonton and Noisecom brands with a common customer base and channel partners. For the three and six months ended June 30, 2020, net revenues of $1.9 million and $2.9 million, respectively, and operating income of $0.4 million and $0.5 million, respectively, was included in the consolidated statements of operations and comprehensive income/(loss) related to the Holzworth business, representing the results from the date of acquisition. For the three and six months ended June 30, 2020, the Company recorded $37,000 and $228,000, respectively, of transaction expenses related to the Acquisition and these expenses were recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income/(loss).

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

There are two deferred purchase price payments that total $1.5 million. Each deferred payment may be reduced as provided in the Share Purchase Agreement if Holzworth’s EBITDA (as defined in the Share Purchase Agreement) for each fiscal year ending December 31, 2019 and December 31, 2020, respectively, is less than $1.25 million. Holzworth met the EBITDA target for the fiscal year ended December 31, 2019, and thereby earned the first deferred purchase price payment of $750,000 which is payable in three equal quarterly installments on March 31, 2020, June 30, 2020 and September 30, 2020, respectively. Under the terms of the working capital adjustment definition the sellers owed the Company approximately $300,000. Accordingly, this amount was netted against the first deferred purchase price installment of $250,000 and a portion of the second deferred purchase price installment. The Company paid the second deferred purchase price installment in the net amount of approximately $200,000 on July 1st. The third quarterly deferred purchase price installment of $250,000 is expected to be paid in full on September 30, 2020. The second deferred purchase price payment of $750,000, if earned, is payable on March 31, 2021.

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

In addition, each Seller, subject to certain limitations, agrees, among other things, to appear at each meeting of the shareholders of the Company and vote all of such Seller’s Lock-up Shares (a) in favor or against any proposal presented to the shareholders in the same manner that the Company’s Board of Directors (the “Board”) recommends shareholders vote on such proposal and (b) in favor of any proposal presented to the shareholders with respect to an action of the Company which the Board has approved, but as to which the Board has not made any recommendation, including in favor of any proposal to adjourn or postpone any meeting of the Company’s shareholders if such adjournment or postponement is conducted in accordance with the terms of the Lock-up and Voting Agreement.

To the extent any shares of Company common stock are issued in payment of any Earnout Consideration (as defined in the Share Purchase Agreement) in accordance with the terms of the Share Purchase Agreement, such shares shall be subject to all applicable transfer restrictions, voting and other provisions set forth in the Lock-up and Voting Agreement, with the Effective Date with respect to such shares being the date such shares are issued; provided that, to the extent the portion of the first $1.5 million of Earnout Consideration that is paid in cash represents less than 30% of such Earnout Consideration, the portion of shares of Company common stock issued as Earnout Consideration constituting the difference between the cash percentage paid and 30% of the first $1.5 of Earnout Consideration shall not be considered Lock-Up Shares.

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

The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period from the date of acquisition as required by ASC Topic 805. As of June 30, 2020, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the validation of the underlying cash flows used to determine the fair value of the identified intangible assets. The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Acquisition along with measurement period adjustments recorded in the three months ended June 30, 2020. The estimated fair values may change as the Company completes its valuation analyses of the assets acquired and liabilities assumed. Any potential adjustments could be material in relation to the preliminary values presented below (in thousands):

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Cash at close	$7,219	$-	$7,219
Equity issued at close	465	-	465
Purchase Price Holdback	800	-	800
Working Capital Adjustment	(295)	3	(292)
Deferred Purchase Price	1,300	-	1,300
Contingent Consideration	555	145	700

Total Purchase Price	10,044	148	10,192

Cash	30	-	30
Accounts Receivable	485	29	514
Inventory	1,218	-	1,218
Intangible Assets	4,500	(790)	3,710
Other Assets	960	7	967
Fixed Assets	144	-	144
Accounts Payable	(129)	-	(129)
Accrued Expenses	(425)	(4)	(429)
Deferred Revenue	(13)	-	(13)
Other Long Term Liabilities	(740)	-	(740)

Net Assets Acquired	6,030	(758)	5,272

Goodwill	$4,014	$906	$4,920

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, assembled workforce, organic growth and other benefits that are expected to arise from integrating Holzworth into our operations. The goodwill recorded in this transaction is expected to be tax deductible.

The Company’s post acquisition consolidated goodwill is shown below (in thousands):

	Holzworth	Microlab	CommAgility	Total
Balance as of December 31, 2019	$-	$1,351	$8,718	$10,069
Holzworth Acquisition	4,920	-	-	4,920
Foreign Currency Translation	-	-	(562)	(562)
Balance as of June 30, 2020	$4,920	$1,351	$8,156	$14,427

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

The following table presents the unaudited pro forma consolidated results of operations for the Company for the three and six months ended June 30, 2020 and 2019 as though the Acquisition had been completed as of January 1, 2019 (in thousands, except per share amounts):

	Q2 2019 WTG Pro Forma	Year to Date June 2020 Pro-forma	Year to Date June 2019 Pro-forma
Net Revenues	$14,873	$20,634	$28,772
Net Income/(Loss)	$7	$(1,939)	$(1,270)
Earnings per Diluted Share	$0.00	$(0.09)	$(0.06)

NOTE 4 – Debt

Debt consists of the following (in thousands):

June 30, 2020
Revolver at LIBOR Plus Margin	$370
Term Loan at LIBOR Plus Margin	8,358
Less: Debt Issuance Costs, Net of Amortization	(921)
Less: Fair Value of Warrants, Net of Amortization	(138)
Paycheck Protection Program Loan	2,045
Total Debt	9,714
Less: Debt Maturing Within One Year	(454)
Non-current Portion of Long Term Debt	$9,260

Term Loan Payments by Period (in thousands):

Remainder of 2020	$42
2021	84
2022	2,130
2023	84
2024	84
Thereafter	7,979
Total	$10,403

In connection with the Holzworth Acquisition, on February 7, 2020, the Company, as borrower, and its subsidiaries, as guarantors, and Muzinich BDC, Inc., as lender (“Muzinich”), entered into a Term Loan Facility, which provides for a term loan in the principal amount of $8.4 million (the “Initial Term Loan”). All proceeds of the Initial Term Loan were used to fund the cash portion of the purchase price for the Holzworth acquisition. Principal payments on the Initial Term Loan are $21,000 per quarter with a balloon payment at maturity which is February 7, 2025. The term loan bears interest at LIBOR (subject to a floor of 1.0%) plus a margin of 7.25%. The Term Loan Facility includes an upfront fee of 2.50% of the aggregate principal amount of the Initial Term Loan. In connection with the Term Loan Facility, the Company incurred costs of $1.2 million, including the aforementioned 2.5% upfront fee to Muzinich, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the loan.

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

The Term Loan Facility provides for an additional $11.6 million term loan (the “Second Term Loan”) to be used for a second unannounced acquisition opportunity (the “Additional Acquisition”). There can be no assurance that the Additional Acquisition will be completed. In the event the Additional Acquisition is completed, the Second Term Loan will be made available to the Company on the same terms and conditions as the Initial Term Loan, including interest rate, amortization schedule and financial covenants, subject to the payment of an additional upfront fee and satisfaction of customary conditions to funding.

The Term Loan Facility is secured by liens on substantially all of the Company’s and its subsidiaries’ assets including a pledge of the equity interests in the Company’s subsidiaries. The Term Loan Facility contains customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. In addition, the Company must maintain certain financial covenants typical for this type of arrangement, including a consolidated leverage ratio, a consolidated fixed charge coverage ratio and minimum liquidity of its foreign subsidiaries. The consolidated leverage ratio is defined as the ratio of total consolidated indebtedness, as defined, to consolidated EBITDA, as defined. The required leverage ratio starts at 4.75 to 1.0 for the twelve month periods ended March 31, 2020 and June 30, 2020, and decreases in various increments to 3.75 to 1.0 for the twelve months ended December 31, 2020, 2.75 to 1.0 for the twelve months ended December 31, 2021 and 2.0 to 1.0 for the twelve months ended December 31, 2022 and thereafter. The consolidated fixed charge coverage ratio is the ratio of consolidated EBITDA, as defined, less consolidated capital expenditures and cash income taxes paid to consolidated fixed charges, as defined, calculated on a twelve-month basis. The consolidated fixed charge coverage ratio for the twelve month periods ended March 31, 2020, June 30 2020 and September 30, 2020 must be 1.35 to 1 and increases in various increments on a quarterly basis to 1.5 to 1.0 for the twelve month period ended December 31, 2020 and 2021, and to 1.75 to 1.0 for the 12 months ending December 31, 2022 and thereafter. Lastly, the Company must maintain minimum liquidity, defined as cash and availability under the UK borrowing base, as defined, of $1.0 million over any trailing four-week period until such time as the foreign subsidiary has positive EBITDA, as defined, for three consecutive quarters and the Holzworth deferred purchase price has been paid in full. The Term Loan Facility also provides for a number of events of default, including, among others, nonpayment, bankruptcy, inaccuracy of representations and warranties, breach of covenant, change in control, entry of final judgement or order, breach of material contracts, and as long as the Company’s consolidated leverage ratio is greater than 1.0 to 1.0 (as calculated in accordance with the terms of the Term Loan Facility), the cessation of service of any two of Tim Whelan, Michael Kandell or Daniel Monopoli as Chief Executive Officer, Chief Financial Officer or Chief Technology Officer, respectively, of the Borrower without a satisfactory replacement within 60 days. Any exercise of remedies by Muzinich is subject to compliance with the intercreditor agreement entered into at the closing of the Term Loan Facility among the Company, Muzinich and Bank of America, N.A., as lender under the Credit Facility referenced below.

The Company entered into a Credit Facility with Bank of America, N.A. (the “Lender”) on February 16, 2017 (the “Credit Facility”), which provided for a term loan in the aggregate principal amount of $0.8 million (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the Credit Facility) of up to a maximum availability of $9.0 million (“Revolver Commitment Amount”). The borrowing base is calculated as a percentage of eligible accounts receivable and inventory, as defined, subject to certain caps and limits. The borrowing base is calculated on a monthly basis and interest is calculated at LIBOR plus a margin. The proceeds of the Term Loan and Revolver were used to finance the acquisition of CommAgility in 2017.

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

Effectiveness of the Amendment was conditioned upon, among other things, the prepayment of the remaining principal balance (approximately $0.3 million) of the $0.8 million term loan made available under the Credit Facility and the payment of a closing fee in the amount of $25,000. The Borrowers satisfied all such conditions on February 7, 2020. In connection with the Amendment the Company incurred costs of $270,000 which are capitalized as other current and non-current assets in the Consolidated Balance Sheets and are being amortized over the term of the revolver.

As of June 30, 2020, the interest rate on the Term Loan Facility was 8.68% and the interest rate on the Revolver was 2.25%. As of June 30, 2020, and the date hereof the Company is in compliance with all covenants of Credit Facility and the Term Loan Facility.

On May 4, 2020, the Company received $2.0 million pursuant to a loan from Bank of America N.A. under the Paycheck Protection Program (“PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association (“SBA”). The loan has an interest rate of 1% and a term of 24 months. No payments are due for the first 6 months, although interest accrues, and monthly payments are due over the next 18 months to retire the loan plus accrued interest. A repayment schedule has not yet been provided by Bank of America. Accordingly, the full amount of the term loan has been shown as due in May 2022. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount of the loan upon application to the SBA for forgiveness by the Company. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The Company may prepay the loan at any time prior to maturity with no prepayment penalties. The Company expects to apply for forgiveness of the loan in August of 2020, however, has elected to account for the loan in accordance with Accounting Standard Codification 470 Debt until such time that forgiveness is approved by the SBA. The Company can provide no assurance that the loan will be forgiven in whole or in part.

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

The stock warrants issued to Muzinich are classified as equity. The fair value of the warrants, as calculated using the Black Scholes model as of the issuance date, was approximately $150,000 and was recorded as a reduction to the carrying value of the debt. The significant inputs included in the Black Scholes calculation were a risk free rate of 1.41%, volatility of 48.7% and the stock price on date of grant of $1.34.

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

Operating lease costs for the three and six months ended June 30, 2020 were $0.2 million and $0.5 million, respectively. Operating lease costs for the three and six months ended June 30, 2019 were $0.2 million and $0.4 million, respectively.

The following table presents information about the amount and timing of cash flows arising from the Company’s leases as of June 30, 2020:

(in thousands)	June 30, 2020
Maturity of Lease Liabilities
Remainder of 2020	$322
2021	619
2022	637
2023	276
2024	158
Thereafter	231
Total Undiscounted operating lease payments	2,244
Less: imputed interest	(241)
Present Value of operating lease liabilities	$2,003

Balance Sheet Classification
Current lease liabilities	$530
Long-term lease liabilities	1,473
Total operating lease liabilities	$2,003

Other information
Weighted-average remaining term (months) for operating leases	48
Weighted-average discount rate for operating leases	5.85%

NOTE 6 – Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. For the three and six months ended June 30, 2020 and 2019, 99% of our revenue is recognized at a point in time. See details in the tables below (in thousands).

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Total Net Revenues by Revenue Type
Passive and Active RF Components	$5,853	$5,575	$10,120	$11,333
Signal Generators and Components	2,808	1,579	4,628	3,025
Signal Analyzers and Power Meters	1,281	1,314	2,846	2,622
Signal Processing Hardware	166	4,590	1,365	8,648
Software Licenses	606	3	714	6
Services	394	447	863	906
Total Net Revenue	$11,108	$13,508	$20,536	$26,540

Total Net Revenues by Geographic Areas
Americas	$8,395	$7,263	$14,640	$14,445
EMEA	1,603	5,808	3,648	10,919
APAC	1,110	437	2,248	1,176
Total Net Revenue	$11,108	$13,508	$20,536	$26,540

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

As of June 30, 2020, the Company’s net deferred tax asset of approximately $5.0 million is net of a valuation allowance of $6.7 million which is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit.

The Company recorded a tax provision of $0.2 million for the six months ended June 30, 2020 due to estimated taxable income in the U.S. as qualified expenses under the PPP loan are not deductible for tax purposes. In recording the tax provision for the six months ended June 30, 2020, the Company has assumed that the PPP loan will be forgiven and all PPP qualified expenses will be non-deductible. This was offset somewhat by estimated losses as well as research and development deductions in the UK.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Weighted average common shares outstanding	21,706,806	20,973,134	21,626,322	20,972,875
Potentially dilutive equity awards	260,892	619,741	251,181	659,470
Weighted average common shares outstanding, assuming dilution	21,967,698	21,592,875	21,877,503	21,632,345

For the three and six months ended June 30, 2020, the weighted average number of options and warrants to purchase common stock not included in diluted loss per share because the effects are anti-dilutive, or the performance condition was not met was 3,190,302 and 2,690,215, respectively. For the three and six months ended June 30, 2019 the weighted-average number of options to purchase common stock not included in diluted loss per share because the effects are anti-dilutive or the performance condition was not met was 1,311,813 and 490,000, respectively.

NOTE 9 – Inventories

Inventory carrying value is net of inventory reserves of $1.0 million at both June 30, 2020 and December 31, 2019.

Inventories consist of (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$4,733	$4,024
Work-in-process	497	406
Finished goods	3,421	2,895
	$8,651	$7,325

Note 10 – Accrued Expenses and Other Current Liabilities

As of June 30, 2020, and December 31, 2019 accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31 2019
Deferred Purchase Price	$1,808	$-
Contingent Consideration	700	-
Payroll and related benefits	887	308
Professional fees	845	513
Commissions	430	430
Goods received not invoiced	404	346
Sales and use and VAT tax	272	355
Bonus	251	126
Returns Reserve	236	199
Warranty Reserve	160	160
Severance	13	102
Other	372	118
Total	$6,378	$2,657

NOTE 11 - Accounting for Stock Based Compensation

The Company’s results for the three and six month periods ended June 30, 2020 include $0.1 million and $0.2 million, respectively, related to stock based compensation expense. The Company’s results for the three and six month period ended June 30, 2019 include $0.2 million and $0.4 million, respectively, related to stock based compensation expense. Such amounts have been included in the consolidated statement of operations and comprehensive income/(loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of June 30, 2020, there are approximately 0.5 million shares available for issuance under the 2012 Plan.

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

Outstanding Stock Options

On April 7, 2020 the Company granted 970,000 performance-based stock options to various employees under the 2012 Plan. The grant price is $1.50 and the options vest when the Company achieves consolidated revenue targets as outlined in the schedule below:

Consolidated annualized gross revenues $55.0 million – 25% vesting

Consolidated annualized gross revenues $61.5 million – 50% vesting

Consolidated annualized gross revenues $69.0 million – 75% vesting

Consolidated annualized gross revenues $77.5 million – 100% vesting

Consolidated annualized gross revenues include revenue from Holzworth from acquisition date (February 7, 2020) forward, but do not include any additional acquisitions from February 7, 2020 forward. Consolidated annualized gross revenues is calculated on a calendar year basis (i.e. twelve months ended December 31).

The assumptions used to estimate the fair value of the performance-based stock options granted in the second quarter of 2020 are as follows: Option Term (in years) – 10; Exercise price $1.50; Risk Free Interest Rate 0.48%; Expected Volatility 50.85%; Expected Dividend Yield 0.00.

In accordance with ASC 718 Compensation-Stock Compensation compensation expense is recognized over the period from the date the performance conditions are determined to be probable of occurring through the implicit service period, which is the date the applicable conditions are expected to be met. If the performance conditions are not considered probable of being achieved, no expense is recognized until such time as the performance conditions are considered probable of being met, if ever. If the award is forfeited because the performance condition is not satisfied, previously recognized compensation cost is reversed. Management evaluates performance conditions on a quarterly basis. For the three months ended June 30, 2020 the Company recorded $30,000 of expense in general and administrative expenses related to the April performance-based stock options. The estimated implicit service period is April 2020 thru December 2025.

As of June 30, 2020, there were 1,925,000 service based stock options outstanding and 1,075,000 performance based stock options outstanding. The range of exercise prices of outstanding stock options is $0.78 to $1.92. The number of potentially dilutive common shares from stock options (options with exercise prices that are lower than the average market value of common shares for the six months ended June 30, 2020) is 6,195 and have an exercise price of $0.78 per share.

Restricted Stock Units

On June 4, 2020 the Company granted 25,000 Restricted Stock Units (“RSU”) to each of our six independent board members under the 2012 Plan. Each RSU represents the Company’s obligation to issue one share of the Company’s common stock subject to the RSU award agreement and 2012 Plan. The grant date fair value was $1.18 per share and the RSU’s vest on the day before the first anniversary of the grant date or, if earlier, the effective date of a separation of service due to death or disability, provided the board member has rendered continuous service to the Company as a member of the board of directors from grant date to vesting date. Once vested the RSU will be settled by delivery of shares to the board member no later than 30 days following: 1) the third anniversary of the grant date, 2) separation from service following, or coincident with, a vesting date, or 3) a change in control.

As of June 30, 2020, there were 272,917 vested RSU’s and 150,000 unvested RSU’s.

Unvested Restricted Share Awards

As of June 30, 2020, there were 213,169 unvested restricted share awards outstanding.

NOTE 12 – SEGMENT INFORMATION

In June 2020, as a result of certain internal reorganizations completed over the prior six to nine months, the Company concluded it now operates as one reportable segment in accordance with ASC 280 Segment Reporting. Prior to June the Company operated as three reportable segments. In June we determined that the Chief Operating Decision Maker (“CODM”) as defined in ASC 280 evaluates operating results and makes decisions on how to allocate resources as the consolidated level. Although the CODM reviews key performance indicators including bookings, shipments and gross profit at a product group level, this information by itself is not sufficient enough to make operating decisions. Rather, operating decisions are made based on review of consolidated profitability metrics rather than the individual results of each product group.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceeding

As previously disclosed, on June 5, 2019 Harris Corporation (“Harris”) filed a request for arbitration before the American Arbitration Association in accordance with the terms of an executed purchase order, statement of work and software license agreement (collectively referred to as “Agreements”) with CommAgility entered into in 2014. Harris claims that CommAgility breached the Agreements and infringed Harris’ copyrighted “Work Product” (as defined in the Agreements) by offering for sale, marketing, and promoting techniques, capabilities, products and services that incorporate Work Product owned by Harris. In its arbitration demand, Harris claims that CommAgility has caused Harris significant monetary damages, the sum of which cannot be determined until such time as discovery has been conducted but is estimated by Harris to be less than $250,000. Harris did not include a request for monetary damages in its Statement of Claim, which was filed with the arbitration panel on May 22, 2020. Harris is seeking a declaration of ownership and an injunction against CommAgility’s use of the Work Product which includes rights to certain technology used for air-to-ground communications. The Company believes the claims are without merit and intends to defend all of the claims vigorously. The Company has not accrued any amounts in respect of this matter and cannot estimate the possible loss, if any, that the Company may incur with respect to it. Arbitration hearing dates have been set for the end of October 2020 with a decision expected within two months following the hearing.

The ultimate outcome of this matter is unknown but, in the opinion of management, we do not believe this proceeding will have a material adverse effect upon our financial condition, cash flows or future results of operations. Legal expenses incurred in connection with the arbitration from August 2019 are covered by our professional indemnity insurance policy.

There have been no other material changes in our commitments and contingencies and risks and uncertainties as of June 30, 2020 from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

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

To support the health and well-being of our employees, customers, partners and communities, since approximately March 16, 2020, all of our employees who do not have critical in-person functions have been working remotely. For those employees working in our facilities we have instituted mediation measures including flexible work arrangements, increased distancing of workstations, and other safety precautions. At our manufacturing and shipping facility in New Jersey we also implemented a staggered work force plan during the second quarter which lowered the number of people working on-site at one time. As New Jersey and other states have begun phased reopening plans the Company has started, effective July 1, 2020, to begin to bring certain employees back on site in a phased manner. Additionally, effective July 1, 2020, the Company reinstituted the five-day work week for certain critical in-person functions at our New Jersey facility. All safety precautions including social distancing remain in place as we begin to bring employees back into our facilities. As of the date of the filing of this Form 10-Q, approximately two-thirds of our employees are working remotely. The Company will continue to monitor federal, state and local guidelines and will adjust our phased reopening plans based on the guidance for the jurisdictions where we operate. We expect to continue to have some portion of our workforce working remotely for the foreseeable future.

We believe our financial results in the first half of 2020 were adversely impacted by the COVID-19 pandemic as we experienced a decrease in orders related to our Microlab, Boonton and Noisecom brands as customers closed facilities, slowed orders and instituted capital expenditure freezes due to the pandemic. We also saw a decline in large venue opportunities for our Microlab brand due to project delays and cancellations. We believe this was caused by the uncertainty of reopening guidelines from states, as well as the uncertainty of conventions, college and professional sports, and college and university return to campus schedules for students. Further, we believe certain project timelines and decisions on large private network projects on which our CommAgility brand is bidding are being delayed given the economic uncertainty driven by the pandemic.

There continues to be significant uncertainty around sales, cash collections, costs related to our mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders in the third quarter and going forward into the remainder of the fiscal year. These uncertainties include the duration and severity of the pandemic and containment measures and how our compliance with these measures will impact our day-to-day operations as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties.

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

RESULTS OF OPERATIONS

Our brands are organized in three product groups. The Test and Measurement Solutions (“T&M”) product group is comprised of our Boonton, Noisecom and Holzworth brands. The RF Components (“RFC”) product group is comprised of of our Microlab brand. And, the Radio, Baseband and Software (“RBS”) product group is comprised of our CommAgility brand. We believe that revenue and gross profit by product brand are key performance indicators and, accordingly, are presented in the results of operations section of MD&A.

Our results of operations or fiscal year 2020 include the results of Holzworth from the date of acquisition which was February 7, 2020.

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Net Revenues (in thousands)

	Three months ended June 30,
	Revenue		% of Revenue		Change
	2020	2019	2020	2019	Amount	Pct.
RF Components	$5,862	$5,575	52.7%	41.3%	$287	5.1%
Test and Measurement	4,471	3,192	40.3%	23.6%	1,279	40.1%
Radio, Baseband, Software	775	4,741	7.0%	35.1%	(3,966)	-83.7%
Total Net Revenues	$11,108	$13,508	100.0%	100.0%	$(2,400)	-17.8%

Net consolidated revenue decreased 17.8% from the prior year period due primarily to lower sales of digital signal processing hardware cards to our then largest customer. The decline in digital signal processing hardware cards from the prior year period was $4.5 million and is reflected in our RBS product group and was partially offset by increased sales of LTE software licenses.

Revenue in the T&M product group increased $1.3 million from the prior year due to the Holzworth acquisition which contributed $1.9 million in revenue to the T&M product group in the second quarter 2020. Holzworth revenue offset declines in revenue at our Boonton and Noisecom brands of $0.6 million, which we believe is due to a reduction in capital expenditures by our customers due to the Covid-19 pandemic.

Revenue in the RFC product group increased $0.3 million due to two projects in the second quarter of 2020 which offset declines in RF passive component sales which we believe was partially due to the Covid-19 pandemic.

Gross Profit (in thousands)

	Three months ended June 30,
	Gross Profit		Gross Profit %		Change
	2020	2019	2020	2019	Amount	Pct.
RF Components	$2,708	$2,402	46.2%	43.1%	$306	12.7%
Test and Measurement	2,364	1,775	52.9%	55.6%	589	33.2%
Radio, Baseband, Software	596	1,956	76.9%	41.3%	(1,360)	-69.5%
Total Gross Profit	$5,668	$6,133	51.0%	45.4%	$(465)	-7.6%

Consolidated gross profit decreased $0.5 million from the prior year due to the reduction in revenues from sales of our signal processing hardware cards in our RBS product group. Gross profit margin in our RBS product group increased from 41.3% in the prior year to 76.9% in the current year due to the fact that our second quarter 2020 revenue includes higher margin LTE software sales versus lower margin hardware sales in the prior year period.

T&M gross profit increased $0.6 million from the prior year as revenue increases were offset by a $0.1 million purchase accounting adjustment related to the fair value of Holzworth inventory acquired on February 7, 2020 and $36,000 of intangible asset amortization expense related to acquired Holzworth technology.

RFC gross profit increased $0.3 million and gross profit margin increased from 43.1% in the prior year to 46.2% in the current year due to material costs savings and a reduction of labor costs in 2020 as a result of our 2020 cost savings initiatives which were offset partially by increased tariff expense and freight expense.

Operating Expenses (in thousands)

	Three months ended June 30,
	Operating Expenses		% of Revenue		Change
	2020	2019	2020	2019	Amount	Pct.
Research and Development	$1,675	$1,499	15.1%	11.1%	$176	11.7%
Sales and Marketing	1,661	2,027	15.0%	15.0%	(366)	-18.1%
General and Administrative	2,391	2,461	21.5%	18.2%	(70)	-2.8%
Total Operating Expenses	$5,727	$5,987	51.6%	44.3%	$(260)	-4.3%

Research and development expenses increased $176,000 or 11.7% due to increased third party spend of $200,000 as compared to the prior year primarily related to 5G product development and the inclusion of Holzworth research and development expenses of $156,000 in the current year. This was partially offset by a reduction of salaries and benefits as well as other miscellaneous spend reductions instituted earlier in 2020 as compared to prior year of $180,000.

Sales and marketing expenses decreased $366,000 from the prior year period due primarily to expense reductions. These reductions included lower salaries and benefits of $285,000 due to lower headcount primarily as a result of cost savings initiatives, lower depreciation expense of $158,000 on demonstration equipment and reductions of $226,000 due to lower travel, commissions, marketing and tradeshow expenses. The expense reductions were offset by the inclusion of $303,000 of sales and marketing expenses related to Holzworth.

General and administrative expenses decreased $70,000 from the prior year period due to expense reductions of $270,000 offset by the inclusion of Holzworth general and administrative expenses of $200,000. The expense reductions from the prior year included lower legal costs of $100,000, lower intangible amortization expense of $100,000 related to an intangible asset at CommAgility that has been fully amortized and $70,000 of other miscellaneous discretionary spend reductions.

Other Income/(Expense)

Other income decreased $79,000 due to a decrease in foreign exchange gains recognized on monetary assets and liabilities denominated in currencies other than our functional currencies as compared to the prior year period.

Interest Expense

Consolidated interest expense increased $0.2 million primarily related to interest on the new Term Loan Facility.

Taxes

Consolidated tax provision increased $0.4 million from the prior year period. The tax provision in the second quarter of 2020 includes the accounting for non-deductible qualified expenses related to the PPP loan which the Company expects to be forgiven.

Net Income/Loss

Consolidated net loss for the second quarter 2020 was $0.7 million as compared to net income of $0.2 million in the second quarter of 2019 due primarily to lower revenues and higher interest expense, partially offset by lower operating expenses as a result of expense reduction initiatives.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Net Revenues (in thousands)

	Six months ended June 30,
	Revenue		% of Revenue		Change
	2020	2019	2020	2019	Amount	Pct.
RF Components	$10,137	$11,333	49.4%	42.7%	$(1,196)	-10.6%
Test and Measurement	8,216	6,222	40.0%	23.4%	1,994	32.0%
Radio, Baseband, Software	2,183	8,985	10.6%	33.9%	(6,802)	-75.7%
Total Net Revenues	$20,536	$26,540	100.0%	100.0%	$(6,004)	-22.6%

Net consolidated revenue decreased $6.0 million or 22.6% from the prior year period due primarily to a reduction in sales of our digital signal hardware processing cards to our then largest customer, which represented $7.4 million of the decrease. As previously disclosed, demand from our formerly largest customer for our digital signal processing cards is expected to significantly decline in 2020 as compared to 2019. This decrease in the RBS product group was somewhat offset by an increase in revenues from sales of our LTE software licenses and services.

Revenue in the T&M product group increased $2.0 million from the prior year period due to the Holzworth acquisition which contributed $2.9 million in revenue to the T&M product group. Holzworth was acquired on February 7, 2020. This offset declines in revenue at our Boonton and Noisecom brands of $0.9 million which we believe is due to a reduction in capital expenditures by our customers due to the Covid-19 pandemic.

Revenue in the RFC product group decreased $1.2 million from the prior year period due partially to lower demand for RF passive components and partially to fewer and delayed large venue projects which we believe is a result of the Covid-19 pandemic.

Gross Profit (in thousands)

	Six months ended June 30,
	Gross Profit		Gross Profit %		Change
	2020	2019	2020	2019	Amount	Pct.
RF Components	$4,649	$4,790	45.9%	42.3%	$(141)	-2.9%
Test and Measurement	4,269	3,343	52.0%	53.7%	926	27.7%
Radio, Baseband, Software	1,177	3,726	53.9%	41.5%	(2,549)	-68.4%
Total Gross Profit	$10,095	$11,859	49.2%	44.7%	$(1,764)	-14.9%

Consolidated gross profit decreased $1.8 million or 14.9% from the prior year due primarily to volume decreases in our RBS product group. Gross profit margin, however, in our RBS group increased significantly from 41.5% from the prior year to 53.9% in the current year due to the increase in higher margin software sales as compared to last year.

T&M product group gross profit increased $0.9 million from the prior year due to increased revenues as a result of the inclusion of Holzworth in the current year. Gross profit margin at the T&M product group decreased from 53.7% in the prior year to 52.0% in the current year due to a $190,000 purchase accounting adjustment related to the fair value of Holzworth inventory acquired on February 7, 2020 as well as intangible amortization expense of $59,000 related to acquired Holzworth technology.

RFC product group gross profit margin increased from 42.3% in the prior year to 45.9% in the current year due to material costs savings and a reduction of labor costs as a result of our 2020 cost savings initiatives offset partially by increased tariff charges and freight expense.

Operating Expenses (in thousands)

	Six months ended June 30,
	Operating Expenses		% of Revenue		Change
	2020	2019	2020	2019	Amount	Pct.
Research and Development	$3,254	$3,213	15.8%	12.1%	$41	11.7%
Sales and Marketing	3,379	3,964	16.5%	14.9%	(585)	-18.1%
General and Administrative	4,878	4,933	23.8%	18.6%	(55)	-2.8%
Total Operating Expenses	$11,511	$12,110	56.1%	45.6%	$(599)	-4.3%

Research and development expenses are flat as compared to the prior year period as reductions in salaries and benefits of approximately $0.5 million were offset by increases in third party spend of $0.3 million primarily related to 5G product development and the inclusion of $0.2 million of Holzworth research and development expenses.

Sales and marketing expenses decreased $585,000 from the prior year period due primarily to expense reductions. These expense reductions included, lower salaries and benefits of $400,000 due to lower headcount primarily as a result of cost savings initiatives, lower depreciation expense of $200,000 on demonstration equipment, and reductions of $424,000 related to lower travel, commissions, marketing and tradeshow expenses. These reductions were offset by the inclusion of $445,000 of sales and marketing expenses related to Holzworth.

General and administrative expenses were flat with the prior period. Expense reductions as compared to the prior year related to lower intangible amortization expense, stock compensation expense and other discretionary expense accounts were offset by the inclusion of Holzworth general and administrative expenses of $300,000 and non-recurring merger and acquisition and integration expenses of approximately $200,000.

Other Income/(Expense)

Other income increased $130,000 due primarily to an increase in foreign exchange gains recognized on monetary assets and liabilities denominated in currencies other than our functional currencies as compared to the prior year period.

Interest Expense

Consolidated interest expense increased $0.3 million primarily related to interest on the new Term Loan Facility.

Taxes

The Company recorded a tax provision in the six months ended June 30, 2020 of $0.2 million as compared to a tax benefit of $0.1 million in the prior year period. The tax provision in the six months ended June 30, 2020 includes the accounting for non-deductible qualified expenses related to the PPP loan which the Company expects to be forgiven.

Net Income/Loss

Net loss increased from $0.2 million in the prior year period to $1.8 million due to primarily to lower revenues and increased interest expense offset partially by operating expense reductions.

LIQUIDITY AND CAPITAL RESOURCES

As disclosed in Note 4 to the Consolidated Financial Statements, on February 7, 2020 the Company entered into the Term Loan Facility with Muzinich in the principal amount of $8.4 million to fund the cash portion of the purchase price for the Holzworth acquisition. Additionally, on February 7, 2020 the Company and certain of its subsidiaries entered into Amendment No. 5 to the Credit Facility with Bank of America N.A. By entering into the Amendment, Holzworth, and CommAgility Limited became borrowers under the Credit Facility. Effectiveness of Amendment No. 5 was conditioned upon, among other things, the prepayment of the remaining principal balance (approximately $0.3 million) of the $0.8 million term loan made available under the Credit Facility.

On May 4, 2020 the Company received $2.0 million pursuant to a loan under the PPP of the 2020 CARES Act administered by the Small Business Association. The loan is from Bank of America N.A., has an interest rate of 1% and a term of 24 months. No payments are due for the first 6 months, although interest accrues, and monthly payments are due over the next 18 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The Company may prepay the loan at any time prior to maturity with no prepayment penalties.

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

As of June 30, 2020, the Company had consolidated cash of $2.9 million, availability under our asset-based Credit Facility of $5.0 million and gross debt of $10.7 million. As of December 31, 2019, the Company had consolidated cash of $4.2 million, availability under our asset-based Credit Facility of $2.7 million and gross debt of $2.7 million. The increase in our debt position is attributable to the term loan used to finance the Holzworth acquisition and the PPP loan offset partially by a reduction in our Revolver balance. As of June 30, 2020, substantially all of our cash and cash equivalents are held outside the United States. Income taxes have been provided on foreign earnings such that there would be no significant income tax expense to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiary.

As of June 30, 2020, $370,000 was outstanding on our asset based Revolver, $8.4 million was outstanding on our Term Loan and $2.0 million was outstanding on our PPP loan. As of June 30, 2020, and the date hereof, the Company is in compliance with the covenants of the Credit Facility and the Term Loan Facility.

We expect borrowings available to us under our Credit Facility, our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for the next twelve months. The Company expects the cash flow of Holzworth to fund any deferred purchase price related to the Holzworth Acquisition. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the Covid-19 pandemic. There is significant uncertainty surrounding the impact of the ongoing Covid-19 pandemic on the U.S. and global economy. We expect these uncertainties to extend to our business in the third quarter and full year, as sales, deliveries, cash collections, our supply chain and our business partners could be adversely affected. The disruptions caused by Covid-19 could thereby have an impact on our ability to comply with our financial debt covenants which could result in a default under either or both of our Credit Facility and Term Loan. A default under one would cause a cross default under the other. If the Company were unable to cure any defaults, the lenders could demand immediate repayment of all outstanding borrowings and/or foreclosing on all or part of the collateral pledged to them as security for the indebtedness.

Operating Activities

Cash used by operating activities was $0.6 million for the six months ended June 30, 2020 which compares to cash used of $18,000 in the prior year period. The increase in cash used from operating activities was due to increased working capital in the first and second quarter of 2020 and higher operating loss as compared to the prior year period.

Investing Activities

Cash used by investing activities was $7.3 million for the six months ended June 30, 2020 which was higher than the prior year period cash used of $0.7 million due to the purchase of the Holzworth.

Financing Activities

Cash provided by financing activities was $6.8 million for the six months ended June 30, 2020 as compared to $94,000 for the prior year period. The increase was due to the term loan financing used for the cash portion of the Holzworth purchase price offset by debt issuance fees as well as the receipt of the PPP loan offset by a reduced revolver balance

The Company may pursue strategic opportunities, including potential acquisitions, mergers, divestitures or other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods. In order to fund such activities, the Company may need to incur additional debt or issue additional securities if market conditions are favorable. However, there can be no certainty that such funding will be available in needed quantities on terms favorable to the Company or at all.

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

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our expectation that borrowings available to us under the PPP Loan, the Term Loan Facility, the Credit Facility, our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for the next twelve months; our expectation that the cash flow of Holzworth will be sufficient to fund the deferred purchase price payments related to the Holzworth Acquisition; and our expectation that uncertainties around the impact of the ongoing Covid-19 pandemic might extend to our business in the third quarter and full year, as sales, deliveries, cash collections, our supply chain and our business partners could be adversely affected. These statements involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact that the Covid-19 pandemic will have on our business and the economy in the future, our dependency on the deployment of 4G LTE and 5G NR private networks and related services to grow our business, the impact of the loss of any significant customers, the ability of our management to successfully implement our business plan and strategy, our ability to raise additional capital to fund our operations given our degree of leverage, product demand and development of competitive technologies in our market sector, our ability to successfully integrate the Holzworth acquisition, the impact of competitive products and pricing, our abilities to protect our intellectual property rights, our ability to manage risks related to our information technology and cyber security, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Quarterly Report on Form 10-Q. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

During the six months ended June 30, 2020, as a result of the Covid-19 pandemic, the majority of our workforce has transitioned to working remotely. There have been no significant changes to our internal controls over financial reporting as a result of our workforce working remotely.

There were no other changes in our internal control over financial reporting during the three and six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2019 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No material changes in the quarter.

Item 1A. Risk Factors

The ongoing COVID-19 pandemic has caused significant uncertainty in the U.S. and global economies as well as the markets we serve and could adversely affect our business, results of operations and financial condition.

The Covid-19 pandemic continues to spread throughout the U.S. and in various parts of the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We remain unable to accurately predict the full impact that Covid-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with containment and mitigation measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time.

To support the health and well-being of our employees, customers, partners and communities, since approximately March 16, 2020, all of our non-essential employees have been working remotely. This represents approximately two thirds of our workforce. In addition, we understand that the employees of many of our customers are working remotely, which may delay the timing of some orders as well as shipments and cash collections. The disruptions to our operations caused by Covid-19 may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. There remains significant uncertainty around sales, cash collections, costs related to our Covid-19 mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders in the third quarter and going forward into the remainder of the fiscal year.

More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis. The pandemic may also have the effect of heightening many of the other risks described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, especially those risks associated with our customers and supply chain.

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

The ongoing uncertainties caused by the Covid-19 pandemic could have significant adverse consequences for our credit facility and term loan facility.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005, Commission File No. 001-11916)

3.2	Amended and Restated By-laws, as amended on April 7, 2020 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2020, Commission File No. 001-11916)

10.1	Promissory Note to Bank of America NA in the amount of $2,043,000 (“PPP loan”) (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 7, 2020, Commission File No. 001-11916)

10.2	Amendment No. 6 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronics Corporation, Microlab/FXR, Holzworth Instrumentation, Inc., CommAgility Limited and Bank of America, NA (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 7, 2020, Commission File No. 001-11916)

10.3	First Amendment to the Credit Agreement by and among Wireless Telecom Group, Inc. and subsidiaries and Muzinich BDC, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 7,2020, Commission File No. 001-11916)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, filed on August 13, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: August 13, 2020

	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated: August 13, 2020

	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer

