Form 10-Q
period 2020-09-30
WIRELESS TELECOM GROUP INC
filed 2020-11-13
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [ ] No [X]

Number of shares of Common Stock outstanding as of November 1, 2020: 21,695,010

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	September 30 2020	December 31 2019
CURRENT ASSETS
Cash & cash equivalents	$2,203	$4,245
Accounts receivable - net of reserves of $42 and $69, respectively	8,040	6,152
Inventories - net of reserves of $1,082 and $969, respectively	9,074	7,325
Prepaid expenses and other current assets	2,074	1,871
TOTAL CURRENT ASSETS	21,391	19,593

PROPERTY PLANT AND EQUIPMENT - NET	1,898	2,147

OTHER ASSETS
Goodwill	15,881	10,069
Acquired intangible assets, net	5,479	2,219
Deferred income taxes	4,956	6,013
Right of use assets	1,814	1,436
Other	1,617	874
TOTAL OTHER ASSETS	29,747	20,611

TOTAL ASSETS	$53,036	$42,351

CURRENT LIABILITIES
Short term debt	$84	$2,696
Accounts payable	1,894	2,227
Short term leases	527	440
Accrued expenses and other current liabilities	8,497	2,657
Deferred revenue	170	42
TOTAL CURRENT LIABILITIES	11,172	8,062

LONG TERM LIABILITIES
Long term debt	9,290	-
Long term leases	1,338	1,018
Other long term liabilities	89	77
Deferred tax liability	492	503
TOTAL LONG TERM LIABILITIES	11,209	1,598

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized 34,905,571 and 34,488,252 shares issued, 21,695,010 and 21,300,252 shares outstanding	349	345
Additional paid in capital	50,049	49,062
Retained earnings	4,552	7,142
Treasury stock at cost, 13,210,561 and 13,188,000 shares	(24,540)	(24,509)
Accumulated other comprehensive income	245	651
TOTAL SHAREHOLDERS’ EQUITY	30,655	32,691

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,036	$42,351

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net revenues	$10,868	$10,812	$31,404	$37,353

Cost of revenues	5,214	5,987	15,655	20,668

Gross profit	5,654	4,825	15,749	16,685

Operating expenses
Research and development	1,826	1,343	5,080	4,556
Sales and marketing	1,732	1,753	5,111	5,718
General and administrative	2,444	2,407	7,322	7,341
Total operating expenses	6,002	5,503	17,513	17,615

Operating loss	(348)	(678)	(1,764)	(930)

Other income/(expense)	(43)	108	252	273
Interest (expense)	(256)	(60)	(727)	(248)

Loss before taxes	(647)	(630)	(2,239)	(905)

Tax provision/(benefit)	128	(169)	352	(256)

Net Loss	$(775)	$(461)	$(2,591)	$(649)

Other comprehensive income/(loss):
Foreign currency translation adjustments	565	(491)	(406)	(566)
Comprehensive loss	$(210)	$(952)	$(2,997)	$(1,215)

Loss per share:
Basic	$(0.04)	$(0.02)	$(0.12)	$(0.03)
Diluted	$(0.04)	$(0.02)	$(0.12)	$(0.03)

Weighted average shares outstanding:
Basic	21,703	20,866	21,643	20,854
Diluted	21,703	20,866	21,643	20,854

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30
	2020	2019
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(2,591)	$(649)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,631	1,671
Amortization of debt issuance fees	215	47
Share-based compensation expense	360	560
Deferred rent	(22)	(18)
Deferred income taxes	1,057	(309)
Provision for doubtful accounts	(28)	20
Inventory reserves	119	139
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,343)	520
Inventories	(461)	(1,627)
Prepaid expenses and other assets	(226)	993
Accounts payable	(451)	(567)
Payment of contingent consideration	-	(772)
Accrued expenses and other liabilities	888	(1,635)
Net cash used by operating activities	(852)	(1,627)

CASH FLOWS USED BY INVESTING ACTIVITIES
Capital expenditures	(228)	(339)
Acquisition of business, net of cash acquired	(7,189)	(426)
Net cash used by investing activities	(7,417)	(765)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Revolver borrowings	27,432	27,408
Revolver repayments	(29,786)	(26,333)
Term loan borrowings	8,400	-
Term loan repayments	(405)	(114)
Debt issuance fees	(1,305)	-
Paycheck protection program loan	2,045	-
Payment of contingent consideration	-	(782)
Proceeds from exercise of stock options	15	-
Shares withheld for employee taxes	(31)	-
Net cash provided by financing activities	6,365	179

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(138)	(67)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,042)	(2,280)

Cash and Cash Equivalents, at Beginning of Period	4,245	5,015

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,203	$2,735

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$527	$143
Cash paid during the period for income taxes	$53	$69

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2018	34,393,252	$344	$48,479	$7,556	$(24,509)	$112	$31,982

Net income/(loss)	-	-	-	(344)	-	-	(344)
Issuance of restricted stock	95,000	1	(1)	-	-	-	-
Share-based compensation expense	-	-	209	-	-	-	209
Cumulative translation adjustment	-	-	-	-	-	305	305
Balances at March 31, 2019	34,488,252	$345	$48,687	$7,212	$(24,509)	$417	$32,152

Net income/(loss)	-	-	-	156	-	-	156
Share-based compensation expense	-	-	191	-	-	-	191
Cumulative translation adjustment	-	-	-	-	-	(380)	(380)
Balances at June 30, 2019	34,488,252	$345	$48,878	$7,368	$(24,509)	$37	$32,119

Net income/(loss)	-	-	-	(461)	-	-	(461)
Share-based compensation expense	-	-	160	-	-	-	160
Cumulative translation adjustment	-	-	-	-	-	(491)	(491)
Balances at September 30, 2019	34,488,252	$345	$49,038	$6,907	$(24,509)	$(454)	$31,327

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at December 31, 2019	34,488,252	$345	$49,062	$7,142	$(24,509)	$651	$32,691

Net income/(loss)	-	-	-	(1,147)	-	-	(1,147)
Issuance of shares in connection with Holzworth acquisition	347,319	3	462	-	-	-	465
Issuance of warrants in connection with term debt	-	-	151	-	-	-	151
Shares withheld for employee taxes	-	-	-	-	(26)	-	(26)
Share-based compensation expense	-	-	81	-	-	-	81
Cumulative translation adjustment	-	-	-	-	-	(935)	(935)
Balances at March 31, 2020	34,835,571	$348	$49,756	$5,995	$(24,535)	$(284)	$31,280

Net income/(loss)	-	-	-	(668)	-	-	(668)
Share-based compensation expense	-	-	128	-	-	-	128
Cumulative translation adjustment	-	-	-	-	-	(36)	(36)
Balances at June 30, 2020	34,835,571	$348	$49,884	$5,327	$(24,535)	$(320)	$30,704

Net income/(loss)	-	-	-	(775)	-	-	(775)
Issuance of shares in connection with stock options exercised	20,000	-	15	-	-	-	15
Issuance of restricted stock	50,000	1	(1)	-	-	-	-
Shares withheld for employee taxes	-	-	-	-	(5)	-	(5)
Share-based compensation expense	-	-	151	-	-	-	151
Cumulative translation adjustment	-	-	-	-	-	565	565
Balances at September 30, 2020	34,905,571	$349	$50,049	$4,552	$(24,540)	$245	$30,655

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

The consolidated balance sheet as of September 30, 2020, the consolidated statements of operations and comprehensive income/(loss) for the three and nine months ended September 30, 2020 and 2019, the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 and the consolidated statement of shareholders’ equity for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company without audit. The consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, Noisecom, and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR LLC (“Microlab”), Holzworth Instrumentation, Inc. (“Holzworth”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”). All intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “third quarter(s)” or “three months” indicate the Company’s fiscal periods ending September 30, 2020 and September 30, 2019, and references to “year-end” indicate the fiscal year ended December 31, 2019.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. We base our assumptions, judgements and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. As noted in our Form 10-K for the fiscal year ended December 31, 2019, due to declining demand of our digital signal processing hardware cards we performed a quantitative assessment of the CommAgility goodwill as of the fourth fiscal quarter of 2019. Our quantitative assessment did not identify any goodwill impairment. Furthermore, the Company applied a hypothetical 10% decrease to the fair value of the CommAgility reporting unit and compared those values to the carrying values which also did not result in a goodwill impairment. The Covid-19 pandemic has had an impact on our financial results for the three and nine months ended September 30, 2020. However, we believe the markets we serve and the industries in which we operate will recover in the long term. Accordingly, we are not aware of any specific event or circumstance related to the COVID-19 pandemic that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 13, 2020, the date of issuance of this Quarterly Report on Form 10-Q. It is, however, reasonably possible that changes in judgements, assumptions and estimates we made in assessing the fair value of goodwill could cause us to consider some portion of the remaining CommAgility goodwill to become impaired because of the evolving disruptions and uncertainties caused by Covid-19, as described below.

Although disruptions related to the Covid-19 pandemic did not impact our estimates and judgements as of the date of this report, it is reasonably possible that the expected ongoing lack of sales of digital signal processing hardware cards and significant uncertainty around other sales, cash collections, and costs could impact our mediation efforts in the fourth quarter of the fiscal year and beyond. These uncertainties include the duration and severity of the pandemic and containment measures and how our compliance with these measures will impact our day-to-day operations as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties. Our accounting estimates and judgements may change as new events occur and additional information becomes available or is obtained. Furthermore, actual results could differ materially from our estimates as of the date of issuance of this Quarterly Report on Form 10-Q under different assumptions or conditions.

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

For the three months ended September 30, 2020, one customer accounted for 13% of the Company’s consolidated revenues. For the nine months ended September 30, 2020 no one customer accounted for greater than 10% of the Company’s consolidated revenues. For the three and nine months ended September 30, 2019, one customer accounted for approximately 19% and 29% of the Company’s consolidated revenues, respectively.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

No customer accounted for more than 10% of consolidated accounts receivable as of September 30, 2020. At December 31, 2019, one customer accounted for 13% of consolidated accounts receivable.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The Company’s term loan and revolving credit facility bear interest at a variable interest rate plus an applicable margin and, therefore, carrying amount approximates fair value. We believe the carrying value of the loan obtained under the Paycheck Protection Program approximates fair value due to the expected short term nature of the loan.

Contingent Consideration

Under the terms of the Holzworth Share Purchase Agreement (See Note 3) the Company may be required to pay additional purchase price in the form of deferred purchase price payments and an earnout if certain financial targets are achieved for the years ending December 31, 2020 and December 31, 2021. See Note 3 for a discussion of the first deferred purchase price payment related to financial targets set for 2019. As of September 30, 2020, the Company estimated the fair value of the deferred purchase price and earnout remaining to be paid related to the 2020 and 2021 financial targets to be $660,000 and $2.4 million, respectively. The earnout may be paid in cash or common stock at the Company’s option. The Company is required to reassess the fair value of the contingent consideration at each reporting period.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 3 – Acquisition of Holzworth

On November 13, 2019 the Company entered into a Share Purchase Agreement with Holzworth Instrumentation Inc. (“Holzworth”), Jason Breitbarth, Joe Koebel, and Leyla Bly (collectively, the “Sellers”), and Jason Breitbarth, as the designated representative of the Sellers, as amended by a First Amendment to Share Purchase Agreement, dated January 31, 2020 (collectively, the “Share Purchase Agreement”). On February 7, 2020, the Company completed the acquisition (the “Acquisition”) of all of the outstanding shares of Holzworth, from the Sellers. Holzworth instruments which include signal generators and phased noise analyzers are used by government labs, the semiconductor industry, and network equipment providers, among others, in research and automated test environments. Holzworth is a complimentary business for our Boonton and Noisecom brands with a common customer base and channel partners. For the three and nine months ended September 30, 2020, net revenues of $2.8 million and $5.7 million, respectively and operating income of $744,000 and $1.2 million, respectively, was included in the consolidated statements of operations and comprehensive income/(loss) related to the Holzworth business, representing the results from the date of acquisition. For the three and nine months ended September 30, 2020, the Company recorded $15,000 and $243,000, respectively of transaction expenses related to the Acquisition and these expenses were recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income/(loss).

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate purchase price for the Acquisition is a maximum of $17.0 million, consisting of payments in cash and stock, deferred purchase price payments and contingent consideration in the form of an earnout. At the closing, the Company issued a promissory note, which required the Company to pay on the next business day $465,000 of the purchase price by issuing 347,319 shares of its common stock (the “Stock Consideration”), and $8.0 million in cash (the “Cash Consideration”), reduced by an indemnification holdback of $800,000 and payment of certain of Sellers’ transaction expenses and indebtedness of Holzworth. Additionally, the final purchase price is subject to adjustment based on the closing working capital amounts, as defined in the Share Purchase Agreement, of Holzworth as of the closing balance sheet date as compared to a defined target. The parties intend to make a 338(h)(10) election to treat the Acquisition as a purchase and sale of assets, and the Company has agreed to pay any incremental taxes of Sellers resulting from that election.

There are two deferred purchase price payments that total $1.5 million. Each deferred payment may be reduced as provided in the Share Purchase Agreement if Holzworth’s EBITDA (as defined in the Share Purchase Agreement) for each fiscal year ending December 31, 2019 and December 31, 2020, respectively, is less than $1.25 million. Holzworth met the EBITDA target for the fiscal year ended December 31, 2019, and thereby earned the first deferred purchase price payment of $750,000 which is payable in three equal quarterly installments on March 31, 2020, June 30, 2020 and September 30, 2020, respectively. Under the terms of the working capital adjustment definition the sellers owed the Company approximately $292,000. Accordingly, this amount was netted against the first deferred purchase price installment of $250,000 and a portion of the second deferred purchase price installment. The Company paid the second deferred purchase price installment in the net amount of approximately $208,000 on July 1st. The third quarterly deferred purchase price installment of $250,000 was paid in full on October 1, 2020. The second deferred purchase price payment of $750,000, if earned, is payable on March 31, 2021.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2020, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed have been completed, including the validation of the underlying cash flows used to determine the fair value of the identified intangible assets and contingent consideration. The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed from the Acquisition along with measurement period adjustments recorded from the preliminary purchase price allocation to September 30, 2020 (in thousands):

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Cash at close	$7,219	$-	$7,219
Equity issued at close	465	-	465
Purchase price holdback	800	-	800
Working capital adjustment	(295)	3	(292)
Deferred purchase price	1,300	110	1,410
Contingent consideration	555	1,885	2,440

Total purchase price	10,044	1,998	12,042

Cash	30	-	30
Accounts receivable	485	29	514
Inventory	1,218	220	1,438
Intangible assets	4,500	(240)	4,260
Other assets	960	7	967
Fixed assets	144	-	144
Accounts payable	(129)	-	(129)
Accrued expenses	(425)	(4)	(429)
Deferred revenue	(13)	-	(13)
Other long term liabilities	(740)	-	(740)

Net assets acquired	6,030	12	6,042

Goodwill	$4,014	$1,986	$6,000

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, assembled workforce, organic growth and other benefits that are expected to arise from integrating Holzworth into our operations. The goodwill recorded in this transaction is expected to be tax deductible.

The Company’s post acquisition consolidated goodwill is shown below (in thousands):

	Holzworth	Microlab	CommAgility	Total
Balance as of December 31, 2019	$-	$1,351	$8,718	$10,069
Holzworth acquisition	6,000	-	-	6,000
Foreign currency translation	-	-	(188)	(188)
Balance as of September 30, 2020	$6,000	$1,351	$8,530	$15,881

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the unaudited pro forma consolidated results of operations for the Company for the three months ended September 30, 2019 and nine months ended September 30, 2020 and 2019 as though the Acquisition had been completed as of January 1, 2019 (in thousands, except per share amounts):

	Q3 2019 WTG Pro Forma	Year to Date September 2020 Pro-forma	Year to Date September 2019 Pro-forma
Net revenues	$12,917	$31,502	$41,689
Net income/(loss)	$(431)	$(2,714)	$(1,700)
Earnings per diluted share	$(0.02)	$(0.13)	$(0.08)

NOTE 4 – Debt

Debt consists of the following (in thousands):

September 30, 2020
Revolver at LIBOR plus margin	$-
Term loan at LIBOR plus margin	8,337
Less: Debt issuance costs, net of amortization	(877)
Less: Fair value of warrants, net of amortization	(131)
Paycheck Protection Program loan	2,045
Total Debt	9,374
Less: Debt maturing within one year	(84)
Non-current portion of long term debt	$9,290

Term loan payments by period (in thousands):

Remainder of 2020	$21
2021	84
2022	2,130
2023	84
2024	84
Thereafter	7,979
Total	$10,382

In connection with the Holzworth Acquisition, on February 7, 2020, the Company, as borrower, and its subsidiaries, as guarantors, and Muzinich BDC, Inc., as lender (“Muzinich”), entered into a Term Loan Facility, which provides for a term loan in the principal amount of $8.4 million (the “Initial Term Loan”). All proceeds of the Initial Term Loan were used to fund the cash portion of the purchase price for the Holzworth acquisition. Principal payments on the Initial Term Loan are $21,000 per quarter with a balloon payment at maturity which is February 7, 2025. The term loan bears interest at LIBOR (subject to a floor of 1.0%) plus a margin of 7.25%. The Term Loan Facility includes an upfront fee of 2.50% of the aggregate principal amount of the Initial Term Loan. In connection with the Term Loan Facility, the Company incurred costs of $1.0 million, including the aforementioned 2.5% upfront fee to Muzinich, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the loan.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Term Loan Facility is secured by liens on substantially all of the Company’s and its subsidiaries’ assets including a pledge of the equity interests in the Company’s subsidiaries. The Term Loan Facility contains customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. In addition, the Company must maintain certain financial covenants typical for this type of arrangement, including a consolidated leverage ratio, a consolidated fixed charge coverage ratio and minimum liquidity of its foreign subsidiaries. The consolidated leverage ratio is defined as the ratio of total consolidated indebtedness, as defined, to consolidated EBITDA, as defined. The required leverage ratio starts at 4.75 to 1.0 for the twelve month periods ended March 31, 2020 and June 30, 2020, and decreases in various increments to 4.0 to 1.0 for the twelve months ended September 30, 2020, 3.75 to 1.0 for the twelve months ended December 31, 2020, 2.75 to 1.0 for the twelve months ended December 31, 2021 and 2.0 to 1.0 for the twelve months ended December 31, 2022 and thereafter. The consolidated fixed charge coverage ratio is the ratio of consolidated EBITDA, as defined, less consolidated capital expenditures and cash income taxes paid to consolidated fixed charges, as defined, calculated on a twelve-month basis. The consolidated fixed charge coverage ratio for the twelve month periods ended March 31, 2020, June 30, 2020 and September 30, 2020 must be 1.35 to 1 and increases in various increments on a quarterly basis to 1.5 to 1.0 for the twelve month period ended December 31, 2020 and 2021, and to 1.75 to 1.0 for the 12 months ending December 31, 2022 and thereafter. Lastly, the Company must maintain minimum liquidity, defined as cash and availability under the UK borrowing base, as defined, of $1.0 million over any trailing four-week period until such time as the foreign subsidiary has positive EBITDA, as defined, for three consecutive quarters and the Holzworth deferred purchase price has been paid in full. The Term Loan Facility also provides for a number of events of default, including, among others, nonpayment, bankruptcy, inaccuracy of representations and warranties, breach of covenant, change in control, entry of final judgement or order, breach of material contracts, and as long as the Company’s consolidated leverage ratio is greater than 1.0 to 1.0 (as calculated in accordance with the terms of the Term Loan Facility), the cessation of service of any two of Tim Whelan, Michael Kandell or Daniel Monopoli as Chief Executive Officer, Chief Financial Officer or Chief Technology Officer, respectively, of the Borrower without a satisfactory replacement within 60 days. Any exercise of remedies by Muzinich is subject to compliance with the intercreditor agreement entered into at the closing of the Term Loan Facility among the Company, Muzinich and Bank of America, N.A., as lender under the Credit Facility referenced below. It is reasonably possible that the disruptions caused by Covid-19 and the ongoing lack of demand for our digital signal processing cards will have an impact on our ability to comply with our financial debt covenants which could result in a default under either or both of our Credit Facility and Term Loan for the twelve months ended December 31, 2020. Management is actively discussing these issues with lenders and believes the risk of default will be eliminated through appropriate cash flow management, including with respect to potential earn out payments and amendments of credit agreements.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Effectiveness of the Amendment was conditioned upon, among other things, the prepayment of the remaining principal balance ($304,000) of the $760,000 term loan made available under the Credit Facility and the payment of a closing fee in the amount of $25,000. The Borrowers satisfied all such conditions on February 7, 2020. In connection with the Amendment the Company incurred costs of $270,000 which are capitalized as other current and non-current assets in the Consolidated Balance Sheets and are being amortized over the term of the revolver.

As of September 30, 2020, the interest rate on the Term Loan Facility was 8.25% and the interest rate on the Revolver was 2.25%. As of September 30, 2020, and the date hereof the Company is in compliance with all covenants of the Credit Facility and the Term Loan Facility.

On May 4, 2020, the Company received $2.0 million pursuant to a loan from Bank of America N.A. under the Paycheck Protection Program (“PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association (“SBA”). The loan has an interest rate of 1% and a term of 24 months. A repayment schedule has not yet been provided by Bank of America. Accordingly, the full amount of the term loan has been shown as due in May 2022. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount of the loan upon application to the SBA for forgiveness by the Company. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The Company may prepay the loan at any time prior to maturity with no prepayment penalties. The Company expects to apply for forgiveness of the loan, however, has elected to account for the loan in accordance with Accounting Standard Codification 470 Debt until such time that forgiveness is approved by the SBA. The Company can provide no assurance that the loan will be forgiven in whole or in part.

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

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the consolidated balance sheets as of September 30, 2020 and December 31, 2019. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the consolidated statement of operations and comprehensive income/(loss).

Operating lease costs for the three and nine months ended September 30, 2020 were $296,000 and $791,000, respectively. Operating lease costs for the three and nine months ended September 30, 2019 were $222,000 and $669,000, respectively.

The following table presents information about the amount and timing of cash flows arising from the Company’s leases as of September 30, 2020:

(in thousands)	September 30, 2020
Maturity of Lease Liabilities
Remainder of 2020	$157
2021	619
2022	637
2023	276
2024	158
Thereafter	231
Total Undiscounted operating lease payments	2,078
Less: imputed interest	(213)
Present value of operating lease liabilities	$1,865

Balance sheet classification
Current lease liabilities	$527
Long-term lease liabilities	1,338
Total operating lease liabilities	$1,865

Other information
Weighted-average remaining term (months) for operating leases	46
Weighted-average discount rate for operating leases	5.87%

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. For the three and nine months ended September 30, 2020 and 2019, 99% of our revenue is recognized at a point in time. See details in the tables below (in thousands).

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Total net revenues by revenue type
Passive and active RF components	$4,407	$5,185	$14,527	$16,518
Signal generators and components	3,970	1,337	8,598	4,362
Signal analyzers and power meters	1,451	1,323	4,297	3,946
Signal processing hardware	106	2,506	1,471	11,154
Software licenses	443	5	1,157	11
Services	491	456	1,354	1,362
Total net revenue	$10,868	$10,812	$31,404	$37,353

Total net revenues by geographic areas
Americas	$8,958	$7,177	$23,598	$21,623
EMEA	1,145	3,184	4,793	14,103
APAC	765	451	3,013	1,627
Total net revenue	$10,868	$10,812	$31,404	$37,353

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

As of September 30, 2020, the Company’s net deferred tax asset of approximately $4.5 million is net of a valuation allowance of approximately $7.1 million which is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit.

The Company recorded a tax provision of $352,000 for the nine months ended September 30, 2020 due to estimated taxable income in the U.S. as qualified expenses under the PPP loan are not deductible for tax purposes. In recording the tax provision for the nine months ended September 30, 2020, the Company has assumed that the PPP loan will be forgiven and, therefore, all PPP qualified expenses are being treated as non-deductible. This was offset somewhat by estimated losses as well as research and development deductions in the UK.

The effective rate of income tax benefit of 28.3% for the nine months ended September 30, 2019 was higher than the statutory rates in the United States and United Kingdom primarily due to the impact of research and development deductions in the UK.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Weighted average common shares outstanding	21,703,268	20,865,751	21,642,955	20,854,244
Potentially dilutive equity awards	388,366	655,351	295,186	654,239
Weighted average common shares outstanding, assuming dilution	22,091,634	21,521,102	21,938,141	21,508,483

For the three and nine months ended September 30, 2020, the weighted average number of options and warrants to purchase common stock not included in diluted loss per share because the effects are anti-dilutive, or the performance condition was not met was 3,246,167 and 2,924,650, respectively. The estimated maximum weighted-average number of shares issuable under the terms of the Holzworth earnout, if all paid in shares of common stock, (see Note 3) for the three and nine months ended September 30, 2020 are 1,468,374 and 367,094, respectively.

For the three and nine months ended September 30, 2019 the weighted-average number of options to purchase common stock not included in diluted loss per share because the effects are anti-dilutive or the performance condition was not met was 1,445,000 and 1,275,000, respectively.

NOTE 9 – Inventories

Inventory carrying value is net of inventory reserves of $1.1 million at September 30, 2020 and $1.0 million at December 31, 2019.

Inventories consist of (in thousands):
	September 30, 2020	December 31, 2019
Raw materials	$4,911	$4,024
Work-in-process	716	406
Finished goods	3,447	2,895
	$9,074	$7,325

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Accrued Expenses and Other Current Liabilities

As of September 30, 2020, and December 31, 2019 accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31 2019
Contingent consideration	$2,440	$-
Deferred purchase price	1,510	-
Professional fees	1,047	513
Payroll and related benefits	908	308
Commissions	535	430
Goods received not invoiced	478	346
Bonus	279	126
Sales and use and VAT tax	262	355
Returns reserve	219	199
Warranty Reserve	160	160
Severance	3	102
Other	656	118
Total	$8,497	$2,657

NOTE 11 - Accounting for Stock Based Compensation

The Company’s results for the three and nine month periods ended September 30, 2020 include $151,000 and $360,000, respectively, related to stock based compensation expense. The Company’s results for the three and nine month periods ended September 30, 2019 include $160,000 and $560,000, respectively, related to stock based compensation expense. Such amounts have been included in the consolidated statement of operations and comprehensive income/(loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of September 30, 2020, there are approximately 243,000 shares available for issuance under the 2012 Plan.

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

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Outstanding Stock Options

On August 4, 2020 the Company granted 150,000 performance-based stock options to our Chief Revenue Officer under the 2012 Plan.

On April 7, 2020 the Company granted 970,000 performance-based stock options to various employees under the 2012 Plan.

The performance options granted on both August 4th and April 7th vest when the Company achieves consolidated revenue targets as outlined in the schedule below:

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

The grant price of the August 4th grant is $1.20 and the assumptions used to estimate the fair value of the August 4th performance-based option are as follows: Option Term (in years) – 10; Exercise price $1.20; Risk Free Interest Rate 0.19%; Expected Volatility 52.06%; Expected Dividend Yield 0.00.

The grant price of the April 7th grants is $1.50 and the assumptions used to estimate the fair value of the April 7th performance-based options are as follows: Option Term (in years) – 10; Exercise price $1.50; Risk Free Interest Rate 0.48%; Expected Volatility 50.85%; Expected Dividend Yield 0.00.

In accordance with ASC 718 Compensation-Stock Compensation, compensation expense is recognized over the period from the date the performance conditions are determined to be probable of occurring through the implicit service period, which is the date the applicable conditions are expected to be met. If the performance conditions are not considered probable of being achieved, no expense is recognized until such time as the performance conditions are considered probable of being met, if ever. If the award is forfeited because the performance condition is not satisfied, previously recognized compensation cost is reversed. Management evaluates performance conditions on a quarterly basis. For the three and nine months ended September 30, 2020 the Company recorded $38,000 and $68,000 of expense in general and administrative expenses related to the April and August performance-based stock options, respectively. The estimated implicit service period is April 2020 thru December 2025 for the April performance-based options and August 2020 thru December 2025 for the August performance-based options.

As of September 30, 2020, there were 1,925,000 service based stock options outstanding and 1,205,000 performance based stock options outstanding. The range of exercise prices of outstanding stock options is $1.20 to $1.92. For the nine months ended September 30, 2020 there were no potentially dilutive common shares from the stock options as all options outstanding had an exercise price higher than the average market value of common shares.

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

As of September 30, 2020, there were 272,917 vested RSU’s and 150,000 unvested RSU’s.

WIRELESS TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unvested Restricted Share Awards

On August 4th the Company granted 50,000 restricted share awards to our Chief Revenue Officer under the 2012 plan. The fair market value of the award is $1.20 per granted share and the award vests in four equal installments of 12,500 shares on August 1 of 2021, 2022, 2023 and 2024, respectively

As of September 30, 2020, there were 238,170 unvested restricted share awards outstanding.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceeding

As previously disclosed, on June 5, 2019 Harris Corporation (“Harris”) filed a request for arbitration before the American Arbitration Association in accordance with the terms of an executed purchase order, statement of work and software license agreement (collectively referred to as “Agreements”) with CommAgility entered into in 2014. Harris claims that CommAgility breached the Agreements and infringed Harris’ copyrighted “Work Product” (as defined in the Agreements) by offering for sale, marketing, and promoting techniques, capabilities, products and services that incorporate Work Product owned by Harris. In its arbitration demand, Harris claims that CommAgility has caused Harris significant monetary damages, the sum of which cannot be determined until such time as discovery has been conducted but is estimated by Harris to be less than $250,000. Harris did not include a request for monetary damages in its Statement of Claim, which was filed with the arbitration panel on May 22, 2020. Harris is seeking a declaration of ownership and an injunction against CommAgility’s use of the Work Product which includes rights to certain technology used for air-to-ground communications. The Company believes the claims are without merit and intends to defend all of the claims vigorously. The Company has not accrued any amounts in respect of this matter and cannot estimate the possible loss, if any, that the Company may incur with respect to it. The arbitration proceedings have been suspended by consent as the parties engage in settlement discussions.

The ultimate outcome of this matter is unknown but, in the opinion of management, we do not believe this proceeding will have a material adverse effect upon our financial condition, cash flows or future results of operations. Legal expenses incurred in connection with the arbitration from August 2019 are covered by our professional indemnity insurance policy.

There have been no other material changes in our commitments and contingencies and risks and uncertainties as of September 30, 2020 from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

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

To support the health and well-being of our employees, customers, partners and communities, since approximately March 16, 2020, all of our employees who do not have critical in-person functions have been working remotely. For those employees working in our facilities we have instituted mediation measures including flexible work arrangements, increased distancing of workstations, and other safety precautions. As of the date of the filing of this Form 10-Q, approximately two-thirds of our employees are working remotely. In October the Company implemented a decision framework which will guide our approach to returning to a normal working state including bringing employees that have been working remotely back into our facilities. The decision framework is based on data, facts and advice of federal, state and local government leaders in the jurisdictions in which we operate as well as medical professionals. Under our current plans, the Company expects to continue to have some portion of our workforce working remotely until January 4, 2021. However, this timeline may be adjusted based on the facts and circumstances of each jurisdiction in which we operate.

We believe our financial results in the first nine months of 2020 were adversely impacted by the COVID-19 pandemic as we experienced a decrease in orders related to our Boonton and Noisecom brands as customers closed facilities, slowed orders and instituted capital expenditure freezes due to the pandemic. We also saw a decline in Microlab orders due primarily to large venue project delays and cancellations. We believe this was caused by the uncertainty of reopening guidelines from states, as well as the uncertainty of conventions, college and professional sports, and college and university return to campus schedules for students. Further, we believe certain project timelines and decisions on large private network projects on which our CommAgility brand is bidding are being delayed given the economic uncertainty driven by the pandemic.

There continues to be significant uncertainty around sales, cash collections, costs related to our mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders in the fourth quarter of the fiscal year. These uncertainties include the duration and severity of the pandemic and containment measures and how our compliance with these measures will impact our day-to-day operations as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties.

We are continuing to monitor developments related to the pandemic on our own operations as well as on our suppliers, contract manufacturers and customers. We intend to adapt to the changing environment while acting to ensure the health and safety of our employees.

On May 4, 2020, the Company received $2.0 million pursuant to a loan under the Paycheck Protection Program (“PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) administered by the Small Business Association (see description in Liquidity and Capital Resources below). The Company’s covered period as defined by the terms of the PPP loan ended on October 19, 2020. The Company used the funds only for those purposes as defined under the terms of the PPP loan, most notably payroll expenses for our U.S. based employees. The Company intends to file for forgiveness before the end of November.

RESULTS OF OPERATIONS

Our brands are organized in three product groups. The Test and Measurement Solutions (“T&M”) product group is comprised of our Boonton, Noisecom and Holzworth brands. The RF Components (“RFC”) product group is comprised of our Microlab brand. And, the Radio, Baseband and Software (“RBS”) product group is comprised of our CommAgility brand. We believe that revenue and gross profit by product brand are key performance indicators and, accordingly, are presented in the results of operations section of MD&A.

Our results of operations for fiscal year 2020 include the results of Holzworth from the date of acquisition which was February 7, 2020.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Net Revenues (in thousands)

	Three months ended September 30,
	Revenue		% of Revenue		Change
	2020	2019	2020	2019	Amount	Pct.
RF components	$4,418	$5,185	40.7%	48.0%	$(767)	-14.8%
Test and measurement	5,797	2,996	53.3%	27.7%	2,801	93.5%
Radio, baseband, software	653	2,631	6.0%	24.3%	(1,978)	-75.2%
Total net revenues	$10,868	$10,812	100.0%	100.0%	$56	0.5%

Net consolidated revenue was flat with the prior year period. Revenue in the RBS product group declined $2.0 million due to the ongoing lack of sales of our digital signal processing hardware cards to our then largest customer. Revenue in the RFC product group declined $767,000 on lower demand for passive components due to lower spending by carriers on large venues and campuses due to the uncertainty caused by the Covid 19 pandemic. These declines were offset by increased revenue in our T&M product group due to the Holzworth acquisition which contributed $2.8 million in revenue in the third quarter of 2020.

Gross Profit (in thousands)

	Three months ended September 30,
	Gross Profit		Gross Profit %		Change
	2020	2019	2020	2019	Amount	Pct.
RF components	$1,927	$2,104	43.6%	40.6%	$(177)	-8.4%
Test and measurement	3,182	1,497	54.9%	50.0%	1,685	112.6%
Radio, baseband, software	545	1,224	83.5%	46.5%	(679)	-55.5%
Total gross profit	$5,654	$4,825	52.0%	44.6%	$829	17.2%

Consolidated gross profit increased $829,000 due primarily to the revenue contribution of Holzworth to the T&M product group which offset volume declines at the RFC and RBS product groups. Gross profit margin increased from 44.6% to 52.0% due to higher margin software sales in the RBS product group, the contribution of higher margin Holzworth products at the T&M product group and the impact of cost savings activities initiated by the Company at the beginning of the year.

Operating Expenses (in thousands)

	Three months ended September 30,
	Operating Expenses		% of Revenue		Change
	2020	2019	2020	2019	Amount	Pct.
Research and development	$1,826	$1,343	16.8%	12.4%	$483	36.0%
Sales and marketing	1,732	1,753	15.9%	16.2%	(21)	-1.2%
General and administrative	2,444	2,407	22.5%	22.3%	37	1.5%
Total operating expenses	$6,002	$5,503	55.2%	50.9%	$499	9.1%

Research and development expenses increased $483,000 from the prior year period due primarily to third party costs of $296,000 associated with projects related to our T&M product line as well as the inclusion of Holzworth research and development expenses of $166,000 in the current year.

Sales and marketing expenses were flat with the prior year period as the inclusion of Holzworth sales and marketing expenses of $400,000 in the current year period were offset by decreases in sales and marketing expenses due to expense reductions. These expense reductions included reductions in salaries and benefits of $265,000 due to headcount reductions as well as reductions in travel expenses and commissions.

General and administrative expense were flat with the prior year period as the inclusion of Holzworth general and administrative expenses of $246,000 were offset by lower merger and acquisition expenses and other discretionary expense reductions.

Other Income/(Expense)

Other income decreased $151,000 from the prior year period due primarily to foreign exchange losses recognized on monetary assets and liabilities denominated in currencies other than our functional currencies.

Interest Expense

Consolidated interest expense increased $196,000 due primarily to interest on the new Term Loan Facility.

Taxes

Consolidated tax provision increased $297,000 from the prior year period. The tax provision in the third quarter of 2020 includes the accounting for non-deductible qualified expenses related to the PPP loan, for which the Company intends to file for forgiveness before the end of November.

Net Income/Loss

Consolidated net loss for the third quarter 2020 increased $314,000 from the prior year period due primarily to higher research and development expenses, higher foreign exchange losses and higher interest expense offset by greater gross profit margin contribution.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Net Revenues (in thousands)

	Nine months ended September 30,
	Revenue		% of Revenue		Change
	2020	2019	2020	2019	Amount	Pct.
RF components	$14,555	$16,518	46.4%	44.2%	$(1,963)	-11.9%
Test and measurement	14,013	9,219	44.6%	24.7%	4,794	52.0%
Radio, baseband, software	2,836	11,616	9.0%	31.1%	(8,780)	-75.6%
Total net revenues	$31,404	$37,353	100.0%	100.0%	$(5,949)	-15.9%

Net consolidated revenue decreased $5.9 million or 15.9% from the prior year period due primarily to a reduction in revenue at our RBS product group. The decline in revenue at RBS was due to a reduction in sales of our digital signal hardware processing cards in the first quarter to our then largest customer and ongoing lack of sales to that customer due to lack of demand which represented $9.4 million of the decrease. As previously disclosed, demand from our formerly largest customer for our digital signal processing cards was expected to significantly decline in 2020 as compared to 2019. This decrease of signal processing card revenue in the RBS product group was offset by an increase of $1.2 million in revenues from sales of our LTE software licenses and services.

Also contributing to the consolidated revenue decrease from the prior year is a $2.0 million decrease in RFC revenues due to lower spending by carriers on large venues and campuses due to the uncertainty caused by the Covid 19 pandemic.

The declines in RBS and RFC were offset by a $4.8 million increase in revenue at the T&M product group primarily due to the inclusion of Holzworth revenues of $5.7 million from the date of acquisition offset by lower revenues in other product groups. The decline in other T&M revenue is due primarily to lower capital expenditures by our customers due to the Covid 19 pandemic.

Gross Profit (in thousands)

	Nine months ended September 30,
	Gross Profit		Gross Profit %		Change
	2020	2019	2020	2019	Amount	Pct.
RF components	$6,576	$6,893	45.2%	41.7%	$(317)	-4.6%
Test and measurement	7,451	4,843	53.2%	52.5%	2,608	53.9%
Radio, baseband, software	1,722	4,949	60.7%	42.6%	(3,227)	-65.2%
Total gross profit	$15,749	$16,685	50.1%	44.7%	$(936)	-5.6%

Consolidated gross profit decreased $936,000 primarily due to lower sales volumes at the RBS and RFC product groups as described above, which were only partially offset by the gross profit contribution of Holzworth in the T&M product group. Gross profit margin increased from 44.7% to 50.1% due to higher margin software sales at the RBS product group, the contribution of higher margin Holzworth products at the T&M product group and the impact of cost savings activities initiated by the Company at the beginning of the year.

Operating Expenses (in thousands)

	Nine months ended September 30,
	Operating Expenses		% of Revenue		Change
	2020	2019	2020	2019	Amount	Pct.
Research and development	$5,080	$4,556	16.2%	12.2%	$524	11.5%
Sales and marketing	5,111	5,718	16.3%	15.3%	(607)	-10.6%
General and administrative	7,322	7,341	23.3%	19.7%	(19)	-0.3%
Total operating expenses	$17,513	$17,615	55.8%	47.2%	$(102)	-0.6%

Research and development expenses increased $524,000 from the prior year period due to an increase in third party research and development expenses of $619,000 due to 5G product development and T&M product development as well as the inclusion of $410,000 of Holzworth research and development expenses in the current year. These increases were partially offset by a decrease in salaries and benefits of $466,000 due to expense reductions initiated at the beginning of the year.

Sales and marketing expense decreased $607,000 from the prior year period due primarily to expense reductions. These expense reductions included lower salaries and benefits of $680,000 due to lower headcount primarily as a result of costs savings initiatives, lower commissions expense of $265,000, lower depreciation expense of $201,000 and reduction of $298,000 related to lower travel and marketing expenses. These reductions were offset by the inclusion of $845,000 of sales and marketing expenses related to Holzworth.

General and administrative expenses were flat with the prior period. The inclusion of $553,000 of Holzworth general and administrative expenses was offset by lower intangible amortization expense, stock compensation expense and other discretionary expense reductions as a result of cost savings initiatives.

Other Income/(Expense)

Other income was flat with the prior year period as an increase in foreign exchange losses recognized on monetary assets and liabilities was offset by gains on asset sales as compared to the prior year period.

Interest Expense

Consolidated interest expense increased $479,000 primarily related to interest on the new Term Loan Facility.

Taxes

The Company recorded a tax provision in the nine months ended September 30, 2020 of $352,000 as compared to a tax benefit of $256,000 in the prior year period. The tax provision in the nine months ended September 30, 2020 includes the accounting for non-deductible qualified expenses related to the PPP loan for which the Company intends to file for forgiveness before the end of November.

Net Income/Loss

Net loss increased from $649,000 in the prior year period to $2.6 million due primarily to lower gross profit caused by lower revenues, increased interest expense and increased tax expense.

LIQUIDITY AND CAPITAL RESOURCES

As disclosed in Note 4 to the Consolidated Financial Statements, on February 7, 2020 the Company entered into the Term Loan Facility with Muzinich in the principal amount of $8.4 million to fund the cash portion of the purchase price for the Holzworth acquisition. Additionally, on February 7, 2020 the Company and certain of its subsidiaries entered into Amendment No. 5 to the Credit Facility with Bank of America N.A. By entering into the Amendment, Holzworth, and CommAgility Limited became borrowers under the Credit Facility. Effectiveness of Amendment No. 5 was conditioned upon, among other things, the prepayment of the remaining principal balance ($304,000) of the $760,000 term loan made available under the Credit Facility.

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

On May 4, 2020 the Company entered into Amendment No. 6 to the Credit Facility with Bank of America N.A. and Amendment No. 1 to the Term Loan facility with Muzinich. The amendments allowed the Company to accept the PPP loan and provide that the PPP loan shall not be deemed to constitute “Debt” or “Indebtedness” as defined in the Credit Facility and the Term Loan Facility, respectively, as long as the proceeds of the PPP loan are used for allowable purposes under the provisions of CARES Act that should permit the Company to obtain forgiveness of substantially all of the loan. The amendments to the Credit Facility and Term Loan Facility also contain certain representations and warranties of the Company.

On October 19, 2020 the Company’s covered period, as defined by the PPP loan, expired. The Company used the funds received by the PPP loan for allowable purposes, most notably payroll expenses of our U.S. based employees. The Company intends to apply for forgiveness before the end of November, however, no assurance can be provided that the Company will obtain forgiveness of the PPP loan in whole or in part.

As of September 30, 2020, the Company had consolidated cash of $2.2 million, availability under our asset-based Credit Facility of $6.5 million and gross debt of $10.4 million. As of December 31, 2019, the Company had consolidated cash of $4.2 million, availability under our asset-based Credit Facility of $2.7 million and gross debt of $2.7 million. The increase in our debt position is attributable to the term loan used to finance the Holzworth acquisition and the PPP loan offset partially by a reduction in our Revolver balance. As of September 30, 2020, $1.6 million of our cash and cash equivalents are held outside the United States. Income taxes have been provided on foreign earnings such that there would be no significant income tax expense to repatriate the portion of this cash that is not required to meet operational needs of our international subsidiary.

As of September 30, 2020, there was no outstanding balance on our asset based Revolver, $8.3 million was outstanding on our Term Loan and $2.0 million was outstanding on our PPP loan. As of September 30, 2020, and the date hereof, the Company is in compliance with the covenants of the Credit Facility and the Term Loan Facility.

We expect borrowings available to us under our Credit Facility, our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the Covid-19 pandemic and the significantly decreased demand in the first quarter from our formerly largest customer for our digital signal processing cards and ongoing lack of sales to that customer due to lack of demand, as well as delayed decisions on large private network projects that we believe are caused by economic uncertainty driven by the pandemic. We expect these uncertainties to extend to our business in the fourth quarter, as sales, deliveries, cash collections, our supply chain and our business partners could be adversely affected. It is reasonably possible, that the disruptions caused by Covid-19 and the ongoing lack of demand for our digital signal processing cards will have an impact on our ability to comply with our financial debt covenants which could result in a default under either or both of our Credit Facility and Term Loan, which requires an increasing consolidated fixed charge coverage ratio for the 12-months ended December 31, 2020, and minimum liquidity under our UK borrowing base. A default under one would cause a cross default under the other. If the Company were unable to cure any defaults, the lenders could demand immediate repayment of all outstanding borrowings and/or foreclose on all or part of the collateral pledged to them as security for the indebtedness. Management is actively discussing these issues with lenders and believes the risk of default will be eliminated through appropriate cash flow management, including with respect to potential earn out payments and amendments of credit agreements.

Operating Activities

Cash used by operating activities was $852,000 for the nine months ended September 30, 2020 as compared to $1.6 million in the prior year period. The decrease in cash used from operating activities was due to the CommAgility contingent consideration payment in the prior year period and favorable impact of working capital in the current year period.

Investing Activities

Cash used by investing activities was $7.4 million for the nine months ended September 30, 2020 which was higher than the prior year period cash used of $765,000 due to the purchase of Holzworth.

Financing Activities

Cash provided by financing activities was $6.4 million for the nine months ended September 30, 2020 as compared to $179,000 for the prior year period. The increase was due to the term loan financing used for the cash portion of the Holzworth purchase price offset by debt issuance fees as well as the receipt of the PPP loan offset by a reduced revolver balance.

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

The terms of any offering of the Company’s common stock, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The shelf registration statement is intended to provide financial flexibility to access capital in a competitive and expeditious manner when market conditions are appropriate. The shelf registration statement expires on September 17, 2021.

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

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our expectations with respect to borrowings available to us under the PPP Loan, the Term Loan Facility, the Credit Facility, our ability to comply with financial debt covenants, our ability to eliminate potential defaults under credit agreements, our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for the next twelve months; our expectations with respect to deferred purchase price and earn out payments; and our expectation that uncertainties around the impact of the ongoing Covid-19 pandemic might extend to our business in the fourth quarter and beyond, as sales, deliveries, cash collections, our supply chain and our business partners could be adversely affected. These statements involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact that the Covid-19 pandemic will have on our business and the economy in the future, our dependency on the deployment of 4G LTE and 5G NR private networks and related services to grow our business, the impact of the loss of any significant customers, the ability of our management to successfully implement our business plan and strategy, our ability to raise additional capital to fund our operations given our degree of leverage, product demand and development of competitive technologies in our market sector, our ability to successfully integrate the Holzworth acquisition, the impact of competitive products and pricing, our abilities to protect our intellectual property rights, our ability to manage risks related to our information technology and cyber security, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Quarterly Report on Form 10-Q. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

During the nine months ended September 30, 2020, as a result of the Covid-19 pandemic, the majority of our workforce has transitioned to working remotely. There have been no significant changes to our internal controls over financial reporting as a result of our workforce working remotely.

There were no other changes in our internal control over financial reporting during the three and nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2019 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No material changes in the quarter.

Item 1A. Risk Factors

The ongoing COVID-19 pandemic has caused and is expected to continue to cause significant uncertainty in the U.S. and global economies as well as the markets we serve and has and is expected to continue to adversely affect our business, results of operations and financial condition.

The Covid-19 pandemic continues to spread throughout the U.S. and in various parts of the world and has resulted in and is expected to continue to result in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We have been and continue to be unable to accurately predict the full impact that Covid-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, the nature and length of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding possible treatments or vaccines, along with the effectiveness of our response. Our compliance with containment and mitigation measures has impacted our day-to-day operations and is expected to continue to disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time.

To support the health and well-being of our employees, customers, partners and communities, since approximately March 16, 2020, all of our non-essential employees have been working remotely. This represents approximately two thirds of our workforce. The increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing, business email compromise and other cybersecurity attacks, including increased introduction of malware, as cybercriminals try to exploit the uncertainty surrounding the Covid-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks or other disruption to our technology infrastructure, may adversely affect our business.

In addition, we understand that the employees of many of our customers are working remotely, which may delay the timing of some orders as well as shipments and cash collections. The disruptions to our operations caused by Covid-19 could result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. There remains significant uncertainty around sales, cash collections, costs related to our Covid-19 mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders in the third quarter and going forward into the remainder of the fiscal year.

More generally, the pandemic has resulted in and is expected to continue to result in an extended global economic downturn, causing volatility in financial markets, which has affected and is expected to continue to affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. Decrease in orders in a given period have and are expected to continue to negatively affect our revenues in future periods, particularly if experienced on a sustained basis. The pandemic may also have the effect of heightening many of the other risks described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, especially those risks associated with our customers and supply chain.

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

The agreements governing our term loan and credit facility limit our ability, among other things, to incur additional secured indebtedness, incur liens, pay dividends, enter into transactions with our affiliates, and sell assets. In addition, our credit facility contains restrictive covenants that limit our ability to engage in activities that might be in our long term best interest, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, making investments and acquisitions, and extending loans and other advances to affiliates. Furthermore, the term loan facility contains specific financial covenants including a quarterly leverage test, fixed charge coverage test and a liquidity requirement for our CommAgility business. The credit facility with Bank of America contains one financial covenant which is a fixed charge coverage test. The ongoing Covid-19 pandemic has given rise to significant uncertainties with respect to the U.S. and global economies as well as the markets we serve. The impact of those uncertainties has resulted in a significant downturn in our business, which is reasonably likely to make compliance with certain financial covenants challenging during the fourth quarter and beyond. A default of a covenant in our Muzinich term loan facility would trigger a cross default in our Bank of America credit facility and vice versa.

Our failure to comply with financial and other restrictive covenants could result in an event of default and cross default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings or foreclosing on collateral pledged to them to secure the indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K/A filed with the SEC on April 22, 2005, Commission File No. 001-11916)

3.2	Amended and Restated By-laws, as amended on April 7, 2020 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2020, Commission File No. 001-11916)

10.1	Promissory Note to Bank of America NA in the amount of $2,043,000 (“PPP loan”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 7, 2020, Commission File No. 001-11916)

10.2	Amendment No. 6 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronics Corporation, Microlab/FXR, Holzworth Instrumentation, Inc., CommAgility Limited and Bank of America, NA (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 7, 2020, Commission File No. 001-11916)

10.3	First Amendment to the Credit Agreement by and among Wireless Telecom Group, Inc. and subsidiaries and Muzinich BDC, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 7,2020, Commission File No. 001-11916)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, filed on November 13, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: November 13, 2020
	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer
Dated: November 13, 2020
	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer

