Form 10-K
period 2020-12-31
WIRELESS TELECOM GROUP INC
filed 2021-03-19
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE American on June 30, 2020: $16,642,027. As of March 6, 2021, there were 21,660,318 shares of the Company’s common stock ($.01 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.Business

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

Wireless Telecom Group is comprised of five brands – Microlab, Boonton, Noisecom, CommAgility and Holzworth. The Company is organized as one reporting segment as of result of certain internal reorganizations occurring in the six to nine months prior to June 2020. Prior to June 2020, the Company was organized in three reporting segments. In June 2020 we determined that the Chief Operating Decision Maker (“CODM”) as defined in Accounting Standards Codification (“ASC”) 280 Segment Reporting evaluates operating results and makes decisions on how to allocate resources at the consolidated level. Although the CODM reviews key performance indicators including bookings, shipments and gross profit at a product group level, this information by itself is not sufficient enough to make operating decisions. Rather, operating decisions are made based on review of consolidated profitability metrics rather than the individual results of each product group. The Company continues to report gross profit at the product group level. Our product groups are organized as follows: Radio Frequency Components (“RFC”) is comprised of our Microlab brand; Radio, Baseband, Software (“RBS”) is comprised of our CommAgility brand; and Test and Measurement (“T&M”) is comprised of our Boonton, Noisecom and Holzworth brands.

Our customers include wireless carriers, aerospace and defense companies, military and government agencies, satellite communication companies, network equipment manufacturers, tower companies, semiconductor companies, system integrators, neutral host providers, medical device manufacturers and other global technology companies.

Our products include components, modules, instruments, systems and software used across the lifecycle of wireless connectivity and communication development, deployment and testing. Our services include software customization, calibration, repair and maintenance. Our customers use these products in the development and deployment of long-term evolution (“LTE”) and 5G private networks, small cell solution development and deployment, 5G test environments, automated test environments, research labs, network densification and deployment, expansion and upgrade of distributed antenna systems, and medical device manufacturing In addition, the Company’s products are used in the development and testing of satellite communication systems, radar systems, semiconductor manufacturing, automotive electronics and avionics.

The consolidated financial statements for the 2020 fiscal year include the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name Noise Com, Inc., and its wholly owned subsidiaries including Boonton Electronics Corporation, Microlab/FXR, Wireless Telecommunications Ltd., CommAgility Limited and Holzworth Instrumentation, Inc. The corporate website address is www.wirelesstelecomgroup.com. Noise Com, Inc., Boonton Electronics Corporation, Microlab/FXR, CommAgility Limited Ltd., and Holzworth Instrumentation, Inc. are hereinafter referred to as “Noisecom”, “Boonton”, “Microlab”, “CommAgility” and “Holzworth”, respectively.

Market

Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source components and instruments, electronic testing and measurement instruments, and radio frequency (“RF”) passive components to customers. With the CommAgility acquisition in February 2017, the Company expanded to include the delivery of digital signal processing hardware cards and the delivery, implementation and configuration of LTE and 5G physical layer and stack software. In February 2020, we acquired Holzworth which specializes in supplying signal generators and phase noise analyzers to global aerospace and defense companies, the semiconductor industry and government labs. Approximately 82% and 93% of the Company’s consolidated revenues in fiscal years 2020 and 2019, respectively, were derived from commercial customers. The remaining consolidated revenues (approximately 18% and 7% in 2020 and 2019, respectively) were comprised of revenues from the United States government (particularly the armed forces) and prime defense contractors.

Brands and Products

Microlab

Microlab designs and manufactures a wide selection of RF components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets as well as for use in medical devices. Microlab products are used in small cell deployments, distributed antenna systems, in-building wireless solutions and cellular base-stations. In 2020, Microlab expanded its portfolio of RF components for ultra-wide band frequency ranges enabling the deployment of commercial wireless networks utilizing new licensed and unlicensed mid-band spectrum allocations. Management believes mid-band spectrum is especially well suited for 5G mobile broadband due to its wide coverage, low latency and high reliability.

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

Boonton

Boonton is a leader in high performance RF and microwave test equipment for radar, avionics, electronic warfare, electromagnetic interference compatibility, and satellite and wireless communications applications due to our product quality and measurement speed and accuracy. Used across the semiconductor, military, aerospace, medical and commercial communications industries, Boonton products enable a wide range of power measurements and signal analysis for RF product design, production, maintenance and testing.

Boonton designs and produces electronic test and measurement equipment including power meters, power sensors, voltmeters, and audio and modulation analyzers. These products measure and analyze the performance of RF and microwave systems used by the military and commercial sectors. Boonton products are also used to test terrestrial and satellite communications, radar and telemetry. Certain power meter products are designed for measuring signals based on wideband modulation formats, allowing a variety of measurements to be made, including maximum power, peak power, average power and minimum power.

Noisecom

Noisecom is a leader in RF and microwave noise sources for signal jamming, system impairment, reference level comparison and calibration, receiver robustness testing, and jitter injection due to our product quality and product design flexibility. Noisecom designs and produces noise generation instruments, calibrated noise sources, noise modules and diodes. Noisecom noise products are used to provide wide band interference and test signals for sophisticated commercial communication and defense applications, and as a stable reference standard for advanced systems found in radar applications and satellite communications. Noise source products:

●	simulate challenging signaling conditions in data and radio frequency transmission systems, such as jitter testing for high speed data lines used in modern computer architecture;

●	send signals for noise measurement to allow wireless receivers and transmitters to be optimized;

●	are used for jamming radio frequency signals, blocking or disturbing enemy radar and other communications and insulating and protecting friendly communications; and

●	comprise components in radar systems as part of built-in test equipment to continuously monitor the radar receiver and in-satellite communications where the use of back-up receivers is becoming more common.

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

Holzworth

Holzworth designs and manufactures specialty phase noise analyzers and signal generators used by aerospace and defense companies, government labs, the semiconductor industry, and network equipment providers. Holzworth products are used in, among other things, research and automated test environments and for quantum computing. Holzworth signal generators are optimized for ultra-low phase noise performance, spectral purity and fast switching speeds and their phase noise analyzers are of the same innovative design philosophy, optimized for measurement speed, z540 traceable accuracy and high reliability while measuring to noise floors at the theoretical limit.

CommAgility

CommAgility develops the software which enables specialized LTE and 5G deployments, applications and private network solutions including the LTE physical layer and stack software, for mobile network and related applications. CommAgility also develops embedded signal processing hardware and RF modules which enable 5G and LTE mobile network and application solutions. Combining the latest digital processing platforms and RF technologies with advanced, industry-leading software, CommAgility provides compact, powerful and reliable products for integration into high performance test equipment, specialized radio and intelligence systems, satellite systems and research and development demonstrators.

CommAgility engineers work closely with customers to provide hardware and software solutions for the most demanding real-time signal processing, test and control challenges in wireless baseband, private and specialized networks, satellite communications, radar and electronic warfare. Additionally, CommAgility licenses, implements and customizes 5G and LTE physical layer and stack software for private networks supporting satellite communications, the military and aerospace industries, offering our customers unique implementation capabilities built on 3rd Generation Partnership Project (“3GPP”) standards.

In January 2020, CommAgility announced a collaboration agreement with NXP Semiconductors in connection with the NXP Layerscape Access Programmable Baseband Processors for 5G New Radio Platforms. The collaboration enables CommAgility to accelerate 5G hardware and software development and enhance the performance of its 5G platform, providing advantages to customers developing 5G solutions and reducing their time of development. The collaboration will help CommAgility address needs for private and specialized network solutions.

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

Customers

The Company currently sells the majority of its products to aerospace and defense companies, distributors, telecommunications service providers, systems integrators, neutral host operators, global technology and services companies, U.S. and foreign governments, and medical device manufacturers. For the year ended December 31, 2020, no one customer accounted for more than 10% of total consolidated revenues. For the year ended December 31, 2019 one customer, Viavi Solutions, accounted for 24.8% of total consolidated revenues.

Competition

We compete against many companies which utilize similar technology, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than us. Some of these companies include Keysight Technologies, Inc., Rohde & Schwarz GmbH & Co. KG, Anritsu Corporation, Kathrein, Commscope, Qualcomm, Mavenir, Altiostar and Azcom. We also compete against smaller offshore vendors with significantly lower costs and expenses than us, such as Sym Technology, Inc., Innowave RF and Wireless Supply.

The Company believes its competitive strengths include:

●	long-standing relationships with a core group of diverse customers in the wireless, telecommunication, satellite, military, aerospace, semiconductor and medical industries

●	agility in providing highly customized and configured solutions to the customer’s technical specifications

●	a long tradition of developing highly engineered wireless solutions through our strong design capabilities and technology know-how

●	long-standing, well-established sales channels and relationships which allow us to bring new solutions to market quickly

●	diversification across multiple customer segments, providing solutions to enable development, testing and deployment

●	being an approved vendor at all three of the major U.S. carriers with hundreds of approved Microlab products

●	an embedded base of products and instruments which leads to recurring purchases of our Boonton, Noisecom and Holzworth products

●	extensive knowhow and IP related to 3GPP, LTE and 5G wireless standards which enable us to address complex and customized requirements for specialized networks

Backlog

The Company’s consolidated backlog of firm orders to be shipped in the next twelve months was approximately $8.3 million at December 31, 2020, compared to approximately $3.8 million at December 31, 2019. The increase in backlog from the prior year is due to the addition of Holzworth, as well as an increase in CommAgility backlog. It is anticipated that the majority of the backlog orders at December 31, 2020 will be filled during the current year. The stated backlog is not necessarily indicative of Company revenues for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s procurement policy requires maintaining adequate levels of raw materials inventory to minimize the Company’s production lead times with third-party suppliers and to improve the Company’s capacity to expedite fulfillment of customer orders. Although the procurement team focuses its efforts to work closely with its suppliers to avoid adverse effects of shortages or delays in delivery of inventories, delays in the future may have an adverse impact on the Company’s operations. For the year ended December 31, 2020, two suppliers accounted for 14% of total consolidated inventory purchases, respectively. For the year ended December 31, 2019, three suppliers accounted for 18%, 14%, and 10%, respectively, of total consolidated inventory purchases.

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

Approximately 46% of Microlab’s revenues are traced to products that are sourced from offshore vendors. The majority of Microlab products that come from offshore suppliers are subject to tariffs. The impact of tariffs has decreased our consolidated gross profit margin by approximately 1%. The remainder of Microlab products are designed and manufactured by the Company in Parsippany, New Jersey. All Microlab products are tested by the Company in Parsippany, New Jersey.

CommAgility hardware products are built by contract manufacturers to CommAgility designs and tested either by the contract manufacturer or by CommAgility. Software products are licensed to customers through a system that allows the customer to download the software once access has been granted.

Holzworth products are designed, developed, assembled and tested in our facility in Boulder, Colorado.

Warranty and Service

The Company typically provides one to three year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers.

In cases of defective products the customer typically returns them to the Company’s facility. The Company’s service personnel typically repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company’s facility, and the Company charges its customers a fee for those service items that are not covered by warranty. If the defective product cannot be repaired, the Company typically replaces the product free of charge but unrepairable products are an infrequent occurrence.

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

Workplace Safety

The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health. The Company believes it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition. As described in the Recent Developments section of Item 7 the Company has implemented additional safety measures for staff working in our facilities as a result of the COVID-19 pandemic (also see Pandemic Risks risk factor).

ITAR and Export Controls

Certain of the Company’s products may be subject to International Traffic in Arms Regulation, or ITAR. ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications. Because some of the Company’s products could have military or strategic applications, it must ensure its compliance with ITAR.

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

Employees

As of March 1, 2021, the Company has 150 full time employees. The Company is not subject to collective bargaining agreements in the United States or internationally and considers its relationship with its employees to be good.

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

Item 1A. Risk Factors

Pandemic-Related Risks

The ongoing COVID-19 pandemic has caused and is expected to continue to cause significant uncertainty in the U.S. and global economies as well as the markets we serve. It has affected, and is expected to continue to adversely affect our business, results of operations and financial condition.

The COVID-19 pandemic continues to spread throughout the U.S. and in various parts of the world and has resulted in and is expected to continue to result in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We have been and continue to be unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, the nature and length of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding possible treatments and rollout of vaccines, along with the effectiveness of our response. Our compliance with containment and mitigation measures has impacted our day-to-day operations and is expected to continue to disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, at least through the third quarter of 2021.

To support the health and well-being of our employees, customers, partners and communities, since approximately March 16, 2020, all of our non-essential employees have been working remotely. This represents approximately two thirds of our workforce. The increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing, business email compromise and other cybersecurity attacks, including increased introduction of malware, as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic. In addition, an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), also has increased our risks of cybersecurity attacks or incidents, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks or other disruption to our technology infrastructure, may adversely affect our business.

In addition, we understand that the employees of many of our customers are working remotely, which may delay the timing of some orders as well as shipments and cash collections. The disruptions to our operations caused by COVID-19 have resulted in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. Significant uncertainties remain around sales, cash collections, costs related to our COVID-19 mediation efforts and costs and timing related to anticipated easing of shelter-in-place and shut-down orders going forward into the remainder of the fiscal year 2021.

More generally, the pandemic has resulted in and is expected to continue to result in an extended global economic downturn, causing volatility in financial markets, which has affected and is expected to continue to affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. Decreases or delays in orders in a given period have and are expected to continue to negatively affect our revenues in future periods, particularly if experienced on a sustained basis.

Strategic Risks

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

Our performance is dependent on customers’ or end users’ capital spending for constructing, rebuilding, maintaining or upgrading data and communication networks, which can be volatile or hard to forecast. Capital spending in the communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending, and therefore, our revenues and profits, including:

●	competing technologies;

●	timing and adoption of global rollout of new technologies, including LTE/5G;

●	customer specific financial or market conditions;

●	governmental budget levels and regulation;

●	demand for network services; and

●	acceptance of new services offered by our customers.

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

We depend on the deployment of 4G LTE and 5G NR wireless private networks which are supported by our CommAgility software licenses and services. Deployment of private networks in support of industrial internet of things (“IOT”) networks, satellite communications, transportation networks and air to ground networks requires significant capital expenditure by customers. If new deployments of 4G LTE or 5G NR private networks are delayed because of a lack of capital or other issues, or if we are unsuccessful in winning new projects for deployment of 4G LTE and 5G NR private networks, our financial results could be adversely affected.

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

We also compete on price. That competition comes from smaller offshore vendors with significantly lower costs and expenses as well as larger companies which have substantially greater resources and expertise in financial, technical and marketing areas than we have. The emergence of smaller offshore vendors has created a highly competitive pricing environment specifically for Microlab. Our competitors may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented.

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

Many of our competitors are substantially larger than we are, and have greater financial, technical, marketing and other resources than we have. Many of these large enterprises are in a better position to withstand any significant reduction in capital spending by customers in our markets. They often have broader product lines and market focus and may not be as susceptible to downturns in a single market. These competitors may also be able to bundle their products together to meet the needs of a particular customer and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

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

If we are unable to address these difficulties and challenges or other problems encountered in connection with any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we could incur unanticipated costs, liabilities or otherwise suffer harm to our business generally. The difficulties and challenges of successful integration of any acquired company are increased when the integration involves companies with operations or material vendors outside the United States.

To the extent that we pay the consideration for any future acquisitions or investments in cash or any potential cash earn outs, it has reduced and may in the future reduce the amount of cash available to us for other purposes. Such payments also may increase our cash flow and liquidity risk and could result in increased borrowings under our Credit Facility. See the Risk Factor titled “Our degree of leverage could prevent us from meeting obligations on our indebtedness, adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk on our variable rate debt.” Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses or impairment charges against goodwill or intangible assets on our balance sheet, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Operational Risks

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

We rely on manufacturers’ representatives to sell our products to key large accounts and the loss of a key manufacturer’s representative could have a material impact on our revenues

Our products are sold through a small in-house direct sales force as well as a network of industry specific manufacturers’ representatives that have established relationships with our largest customers. Our arrangements with our manufacturers’ representatives generally can be canceled by either party with advance written notice. The loss of a manufacturer’s representative could result in a material decline in revenues.

Financial Risks

Our degree of leverage could prevent us from meeting obligations on our indebtedness, adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk on our variable rate debt.

We currently have a credit facility with Bank of America providing an asset-based revolver and a term loan facility with Muzinich BDC in the amount of $8.3 million.

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

The ongoing uncertainties caused by the COVID-19 pandemic have had an impact on and could have significant adverse consequences for our credit facility and term loan facility.

The agreements governing our Muzinich term loan and Bank of America credit facility limit our ability, among other things, to incur additional secured indebtedness, incur liens, pay dividends, enter into transactions with our affiliates, and sell assets. In addition, our credit facility contains restrictive covenants that limit our ability to engage in activities that might be in our long term best interest, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, making investments and acquisitions, and extending loans and other advances to affiliates, unless approved in writing by Muzinich and Bank of America. Furthermore, the term loan facility contains specific financial covenants including a quarterly leverage test, fixed charge coverage test and a liquidity requirement for our CommAgility business. The credit facility with Bank of America contains one financial covenant which is a fixed charge coverage test. A default of a covenant in our Muzinich term loan facility would trigger a cross default in our Bank of America credit facility and vice versa.

As described above, the ongoing COVID-19 pandemic has given rise to significant uncertainties with respect to the U.S. and global economies as well as the markets we serve. The impact of those uncertainties resulted in a significant downturn in certain aspects of our business, which caused us to fall out of compliance with the quarterly leverage test and fixed charge test for our term loan facility with Muzinich. On February 25, 2021, the Company, its subsidiaries and Muzinich agreed to amend their credit agreement (the “Second Amendment”) to, among other things, obtain a waiver from Muzinich for the Company’s obligation to comply with the consolidated leverage ratio and fixed charge coverage ratio financial covenants in the Muzinich term loan facility for the fiscal quarter ending December 31, 2020. We were not in compliance with such covenants primarily as a result of the impact the COVID-19 pandemic had on our consolidated financial results. The Second Amendment, among other things, amended the definition of consolidated EBITDA, increased the interest margin rate and provided Muzinich consent to the changes in deferred purchase price payments to the Holzworth sellers, as described in “Holzworth Deferred Purchase Price and Earn-out” below. In addition, on February 25, 2021, the Company, its subsidiaries and Bank of America agreed to amend their credit facility to accommodate the changes to the deferred purchase price payments to the Holzworth sellers and provide Bank of America’s consent to the Company entering into the aforementioned Muzinich amendment.

Our failure to comply with financial and other restrictive covenants could result in an event of default and cross default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings or foreclosing on collateral pledged to them to secure the indebtedness.

Risks related to our receipt of Paycheck Protection Program funding.

In response to the COVID-19 pandemic and the resulting impact on our current and future operations we applied for funds under the Paycheck Protection Program (the “PPP”). In May 2020 we were approved for the amount of $2.0 million. The PPP loan application required us to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith, the certification does not contain any objective criteria and is subject to interpretation. In early 2020, the Small Business Administration provided guidance that it would be unlikely that a public company with substantial market value and access to capital markets would be able to make the required certification in good faith, and such company should be prepared to demonstrate to the Small Business Administration, upon request, the basis for its certification. Further, the Secretary of the Treasury and the Small Business Administration Administrator announced that the government will conduct a full audit of all PPP loans of more than $2 million for which the borrower applies for forgiveness. While we believe we have satisfied all eligibility requirements for the PPP loan, there is a risk that we may be deemed ineligible to have received the PPP loan or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP loan. In such event, we may be required to repay the PPP loan in its entirety, plus interest, and we could be subject to additional penalties.

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

The market price of our common stock has experienced significant volatility and may continue to be subject to rapid swings in the future. From January 1, 2015 to February 3, 2021, the trading prices of our stock have ranged from $0.71 to $3.21 per share. There are several factors which could affect the price of our common stock unrelated to our financial performance, including announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market or for our products, and the entrance of additional competitors into our markets.

Although our common stock is listed for trading on the NYSE American, the trading volume in our common stock is less than that of other, larger companies in the wireless and advanced communications industries. Traditionally, the trading volume of our common stock has been limited. For example, for the 90 trading days ending on February 3, 2021, the average daily trading volume was approximately 85,000 shares per day and ranged from between 1,200 shares per day and approximately 1.6 million shares per day. Furthermore, we only have 21,660,318 shares of common stock outstanding as of the date of this report. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. Because of our limited trading volume, holders of our common stock may not be able to sell quickly any significant number of shares, and any attempted sales of a large number of our shares will likely have a material adverse impact on the price of our common stock.

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

Our credit facility with Bank of America and term loan facility with Muzinich BDC are indexed to the London Interbank Offered Rate (“LIBOR”). In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. Our credit facility with Bank of America and term loan facility with Muzinich BDC are indexed to the one month and three-month LIBOR, respectively. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.

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

Legal and Regulatory Risks

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

Although we manufacture our products in New Jersey and Colorado, we both source and ship our products globally. Environmental and other disasters could cause disruption to our supply chain or impede our ability to ship product to certain regions of the world. There can be no assurance that environmental and/or other such natural disasters will not have an adverse impact on our business in the future.

New Jersey corporate law may delay or prevent a transaction that stockholders would view as favorable.

We are subject to the New Jersey Shareholders’ Protection Act (the “Act”), which could delay or prevent a change of control of us. In general, the Act prevents a shareholder owning 10% or more of a New Jersey public corporation’s outstanding voting stock from engaging in business combinations with that corporation for five years following the date the shareholder acquired 10% or more of the corporation’s outstanding voting stock, unless board approval is obtained prior to the time that the shareholder reaches the 10% threshold.

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

International Risks

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

In June 2016, a majority of voters in the United Kingdom (“U.K.”) elected to withdraw from the European Union (E.U.) in a national referendum (also referred to as “Brexit”). CommAgility is located in the U.K. Although the U.K. and E.U. have recently entered into a trade and cooperation agreement, the long-term nature of the U.K.’s relationship with the E.U. remains unclear and there is considerable uncertainty as to their future political and economic relations. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets. The outcome of these negotiations is uncertain and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the U.K., the rest of the E.U. or other countries.

The volatility in financial markets due to Brexit could potentially disrupt the markets we serve and may cause us to lose customers, suppliers and employees. Additionally, disruptions and uncertainty caused by Brexit may cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Brexit may also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our business, financial condition or future results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases a 45,700 square foot facility located in Hanover Township, Parsippany, New Jersey, which is currently being used as our principal corporate headquarters and manufacturing plant for our Noisecom, Boonton and Microlab brands. In May 2015, the Company and its landlord entered into a lease agreement to extend the lease term for its principal corporate headquarters in New Jersey through March 31, 2023.

The Company leases office space in Leicestershire, England consisting of 928 square feet and Duisburg, Germany consisting of 7,446 square feet for the CommAgility operations. The Leicestershire lease expires in November 2025 and the Duisburg lease is renewable every 3 months.

In connection with the Holzworth acquisition we acquired a lease for 6,647 square feet of office and manufacturing space in Boulder, Colorado that expires in May of 2026. The Boulder location is the manufacturing and sales headquarters for our Holzworth brand.

The Company believes its properties are suitable and adequate for its current purposes.

Item 3. Legal Proceedings

As previously disclosed, on June 5, 2019, L3Harris Corporation (“Harris”) filed a request for arbitration before the American Arbitration Association in accordance with the terms of an executed purchase order, statement of work and software license agreement (collectively referred to as “Agreements”) with CommAgility entered into in 2014. Harris claimed that CommAgility breached the Agreements by offering for sale, marketing, and promoting techniques, capabilities, products and services that incorporate Work Product, as defined in the Agreements, owned by Harris. In its arbitration demand, Harris claimed that CommAgility caused Harris significant monetary damages, the sum of which could not be determined until such time as discovery has been conducted but was estimated by Harris to be less than $250,000. Harris did not include a request for monetary damages in its Statement of Claim, which was filed with the arbitration panel on May 22, 2020. On December 10, 2020, Harris released CommAgility from any and all claims that Harris may have had against CommAgility related to the Agreements before arbitration proceedings began. In 2020, the Company incurred approximately $50,000 in legal expense related to this matter. The remainder of legal expenses incurred in 2019 and 2020 related to this matter were covered under our professional indemnity insurance policy.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the NYSE American under the name Wireless Telecom Group, Inc. (Symbol: WTT). On March 6, 2021, the Company had 351 stockholders of record. These stockholders of record do not include beneficial owners whose shares are held in “nominee” or “street name”.

Recent Sales of Unregistered Securities

See Item 3.02 of Form 8-K filed on February 7, 2020 regarding issuance of common stock to Holzworth founders in connection with the Holzworth acquisition and issuance of stock warrant to Muzinich in connection with our Muzinich term loan facility. No other unregistered securities were issued in 2020.

Issuer Purchases of Equity Securities

The Company did not repurchase any securities during the year ended December 31, 2020.

Equity Compensation Plan Information

Set forth below is certain aggregated information with respect to the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	3,396,167	$1.64	226,568

Equity compensation plans not approved by security holders	-	-	-

Total	3,396,167	$1.64	226,568

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a global designer and manufacturer of advanced RF, microwave and millimeter wave components, modules, systems and instruments. Serving the wireless, telecommunication, satellite, military, aerospace, semiconductor and medical industries, Wireless Telecom Group products enable innovation across a wide range of traditional and emerging wireless technologies. With a unique set of high-performance products including peak power meters, signal analyzers, signal generators, phase noise analyzers, signal processing modules, LTE and 5G physical layer and stack software, power splitters and combiners, GPS repeaters, public safety monitors, noise sources, and programmable noise generators, Wireless Telecom Group supports the development, testing and deployment of wireless technologies around the globe.

Key 2020 Developments and Financial Results

Fiscal 2020 was one of the most challenging years in the Company’s recent history. We began 2020 with an expectation of significantly reduced demand from our formerly largest customer for our CommAgility signal processing hardware cards. Accordingly, we adjusted our costs and expenses to help offset the impact of the reduced revenues. These adjustments included headcount reductions at our Parsippany N.J. headquarters and various discretionary cost and expense reductions. We also carefully managed our capital expenditures throughout 2020 in order to preserve liquidity. Despite the expected reduction of the top line for our CommAgility hardware cards, the Company successfully completed the acquisition of Holzworth on February 7, 2020, which was financed through our new term loan facility with Muzinich BDC. In 2020, Holzworth exceeded our revenue and profitability expectations.

In March 2020, one month after the close of the Holzworth acquisition, the unforeseen impact of the COVID-19 pandemic negatively impacted the Company’s operations and outlook. Throughout 2020 all of our locations and brands were challenged with travel bans, quarantines, and shelter-in-place orders as authorities implemented measures to contain the COVID-19 virus. We implemented new cleaning, monitoring and distancing measures to ensure additional procedures and preventative actions were taken in accordance with CDC and local government guidelines to help protect the health and well-being of our employees, customers, partners and communities. The Company was able to continue operations at our manufacturing facilities in Parsippany, N.J. and Boulder, Colorado locations as an “essential business” due to the industries and customers we serve including critical telecommunications infrastructure, the U.S. government and numerous global aerospace and defense subcontractors that supply the U.S. government.

All employees that do not have critical in-person functions have been working remotely since March 16, 2020. For those employees working in our facilities we instituted measures during 2020 including flexible work arrangements, increased distancing of workstations, enhanced cleaning protocols, required completion of daily health screening forms for all employees and visitors entering our facilities and other safety precautions. In March 2020 we formed a COVID-19 task force made up of various members of the management team including operations, finance and sales. The task force meets regularly to monitor COVID-19 developments and ensure the Company reacts quickly to help protect the well-being of its employees. The task force is also planning our return to normal strategy that will be based on data, facts and advice of federal, state and local government leaders in the jurisdictions in which we operate as well as medical professionals. Under our current plans, the Company expects to continue to have the majority of our workforce working remotely until May 1, 2021, at which time we will begin a phased re-entry plan, meaning that employees will begin working in the office on a limited basis. However, this timeline may be adjusted based on the facts and circumstances of each jurisdiction in which we operate.

We believe our 2020 financial results were adversely impacted by the COVID-19 pandemic because we experienced a decrease in orders related to our Boonton and Noisecom brands as customers closed facilities, slowed orders and instituted capital expenditure freezes due to the pandemic. We also saw a significant decline in Microlab orders throughout our second, third and fourth quarters due primarily to large venue project delays and cancellations. We believe this was caused by the uncertainty of reopening guidelines from states, as well as the uncertainty of conventions, college and professional sports, and college and university return to campus schedules for students. Further, we believe certain project timelines and decisions on large private network projects on which our CommAgility brand has bids were delayed given the economic uncertainty driven by the pandemic.

Despite the challenges posed by the COVID-19 pandemic our research and development efforts continued throughout 2020 most notably CommAgility’s progression on the 5G roadmap and our collaboration with NXP Semiconductors. Additionally, among other product releases, we announced Ultra-Wide Band Microlab products for 5G network deployment and densification and launched our new PMX 40 Boonton Power Meter.

On May 4, 2020, the Company received $2.0 million pursuant to a loan under the Paycheck Protection Program (“PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) administered by the Small Business Association (see description in Liquidity and Capital Resources below). The Company’s covered period as defined by the terms of the PPP loan ended on October 19, 2020. The Company used the funds for those purposes as defined under the terms of the PPP loan, most notably payroll expenses for our U.S. based employees. The Company filed for forgiveness in the fourth quarter of 2020 and is awaiting a decision from the Small Business Association. The Company can provide no assurance that the loan will be forgiven in whole or in part.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2020 and 2019; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 2019; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019.

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

Revenue Recognition

Effective January 1, 2018 the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the “modified retrospective” method, meaning the standard is applied only to the most current period presented in the financial statements. Topic 606 requires the Company to identify the performance obligations in our revenue arrangements – that is, those promised goods and services (or bundles of promised goods or services) that are distinct – and allocate the transaction price of the revenue arrangement to those performance obligations on the basis of estimated standalone selling prices (“SSP’s”).

Sales of hardware which include sales of radio frequency solutions, digital signal processing hardware, power meters, analyzers, noise/signal generators, phase noise analyzers and other components generally consist of one performance obligation which is satisfied upon shipment to the customer. When contract terms require transfer of control upon delivery at a customer’s location, revenue is recognized on the date of delivery. Sales of hardware to distributors that include a limited right of return are recorded net of expected returns.

Sale of software licenses in the CommAgility brand may involve multiple performance obligations including multiple software releases and consultancy services. In these cases transaction price is allocated to each distinct performance obligation on the basis of SSP and revenue is recognized when the distinct performance obligation is satisfied. The company determines performance obligations and SSP’s in arrangements with multiple performance obligations in accordance with Topic 606 which requires significant judgement.

Services arrangements involving repairs and calibrations of the Company’s products are generally considered a single performance obligation and revenue is recognized as the services are rendered.

Certain software arrangements in the CommAgility brand may involve the transfer of software along with significant customization services. In these cases the customization services and software licenses are combined as one distinct performance obligation and revenue is recognized over time as the project is completed. The duration of these performance obligations are typically one year or less.

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

Business Combinations

The Company uses the acquisition method of accounting for business combinations which requires the tangible and intangible assets acquired and liabilities assumed to be recorded at their respective fair market value as of the acquisition date. Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired. The fair values of the assets acquired and liabilities assumed are determined based upon the Company’s valuation and involves making significant estimates and assumptions based on facts and circumstances that existed as of the acquisition date. The Company uses a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.

Valuation of Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is evaluated for impairment annually, or more frequently if events occur or circumstances change that would indicate that goodwill might be impaired, by first performing a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise we perform a quantitative impairment test.

The Company has three reporting units with goodwill – Holzworth, Microlab and CommAgility. The Company performed a qualitative assessment in the fourth quarter of 2020 of each reporting unit. The qualitative assessment of Holzworth and Microlab did not indicate any impairment of goodwill. As a result of declining demand of CommAgility’s signal processing hardware cards from a single customer and the particularly high uncertainty associated with the ultimate trajectory of the pandemic, including the degree to which governments would continue to restrict business and personal activities, and the impact that uncertainty has on the growth of new software license and services revenue to offset the signal processing hardware sales decline, the Company performed a quantitative impairment test of the goodwill of the CommAgility reporting unit.

For goodwill impairment testing using the quantitative approach, the Company estimates the fair value of the selected reporting unit using the income approach and the market approach. Fair value under the income approach is derived primarily through the use of a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans. Fair value under the market approach is derived by applying a multiple to our best estimate of future revenue. The Company applies equal weighting to the income approach and the market approach to arrive at an estimated fair value. The estimated fair value is compared to the carrying value of the reporting unit, including goodwill. If the fair value of the reporting unit exceeds the carrying value, no impairment charge is recorded. If the carrying value of the reporting unit exceeds the fair value an impairment charge is recorded to goodwill in the amount by which carrying value exceeds fair value. Both the income approach and market approach require judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values over a multi-year period. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur.

In the fourth quarter of 2020, the Company recorded a goodwill impairment charge of $4.7 million related to the CommAgility reporting unit. The non-cash impairment charge was due to a number of factors that arose as part of our quantitative assessment, including an assessment of our historical results and the significant decline in hardware sales in 2020, the difficulty of predicting future customer demand, the uncertainty of future sales of 4G hardware cards, the uncertainty of the growth of 5G software and services revenues due to the early stages of 5G adoption for new technology and expectations for 5G deployments, the uncertainty of the continued future impacts of the COVID 19 pandemic on customer spending, and the potential for a more prolonged recovery for enterprise spending and longer-term investment. Despite the asset impairment charge, the Company believes the markets in which CommAgility operates, specifically LTE and 5G private networks, have long-term growth potential and the Company is committed to growing the revenue and profitability of the reporting unit.

Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis. After recording the 2020 goodwill impairment charge, the Company’s consolidated goodwill balance as of December 31, 2020 was comprised of $1.4 million related to the Microlab reporting unit, $6.0 million related to the Holzworth reporting unit and $4.1 million related to the CommAgility reporting unit.

As of December 31, 2019, the Company’s consolidated goodwill balance of $10.1 million was comprised of $1.4 million related to the Microlab reporting unit and $8.7 million related to the CommAgility reporting unit. Management’s qualitative assessment performed in the fourth quarter of 2019 did not indicate any impairment of goodwill.

Intangible and Long-lived Assets

Intangible assets include acquired technology, patents, non-competition agreements, customer relationships and tradenames. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to twelve years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired.

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

The Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of December 31, 2020 and 2019, the Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined in ASC 740, in which it is required to file income tax returns. As a result of our acquisition of Holzworth on February 7, 2020, Colorado is a “major” tax jurisdiction for fiscal year 2020. Additionally, the Company has identified the United Kingdom as a “major” tax jurisdiction as of December 31, 2020 and 2019. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s Notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2020 and 2019, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months.

Stock-based compensation

The Company follows the provisions of ASC 718, “Compensation - Stock Compensation” which requires that compensation expense be recognized based on the fair value of equity awards on the date of grant. The fair value of restricted share awards and restricted stock unit awards is determined using the market value of our common stock on the date of the grant. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model. When stock options are granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when determining assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using daily price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The Company accounts for forfeitures for all equity awards when they occur.

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

Allowances for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A key consideration in estimating the allowance for doubtful accounts has been, and will continue to be, our customer’s payment history and aging of our accounts receivable balance.

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

Comparison of the results of operations for the year ended December 31, 2020 with the year ended December 31, 2019

Net Revenues (in thousands)

	Twelve months ended December 31
	Revenue		% of Revenue		Change
	2020	2019	2020	2019	Amount	Pct.
RF components	$17,667	$21,830	42.3%	44.6%	$(4,163)	-19.1%
Test and measurement	20,551	13,566	49.2%	27.7%	6,985	51.5%
Radio, baseband, software	3,530	13,525	8.5%	27.7%	(9,995)	-73.9%
Total net revenues	$41,748	$48,921	100.0%	100.0%	$(7,173)	-14.7%

Consolidated revenues declined $7.2 million or 14.7% due primarily to lower sales in our RBS product group of our digital signal processing hardware cards. Sales of the RBS hardware cards declined $10.7 million from the prior year. The loss was only partially offset by higher sales of our higher margin RBS software and services. Additionally, the acquisition of Holzworth on February 7, 2020 contributed $8.8 million in revenue to our T&M product group in 2020. This acquisition helped offset declines in our Boonton and Noisecom brands, which experienced lower sales from the prior year primarily due to the impacts of the COVID-19 pandemic on capital expenditure spending of our customers. Our RFC product group revenue declined $4.2 million or 19.1% due to lower sales of our passive components as wireless carriers delayed buildouts and upgrades of in-building wireless systems due to the COVID-19 pandemic.

Gross Profit (in thousands)

	Twelve months ended December 31
	Gross Profit		Gross Profit %		Change
	2020	2019	2020	2019	Amount	Pct.
RF components	$7,695	$9,216	43.6%	42.2%	$(1,521)	-15.9%
Test and measurement	11,347	7,320	55.2%	54.0%	4,027	55.0%
Radio, baseband, software	1,925	5,753	54.5%	42.5%	(3,828)	-66.5%
Total gross profit	$20,967	$22,289	50.2%	45.6%	$(1,322)	-5.9%

Consolidated gross profit declined $1.3 million or 5.9% from the prior year. The decrease was primarily due to lower volumes at our RBS and RFC product groups which were only partially offset by the revenue and gross margin contribution of Holzworth. Our gross margin as a percentage of sales increased from 45.6% to 50.2% due to the higher margin software and services sales at our RBS product group, the contribution of higher margin product sales from Holzworth and cost savings initiatives at our RFC product group.

Operating Expenses (in thousands)

	Twelve months ended December 31
	Operating Expenses		% of Revenue		Change
	2020	2019	2020	2019	Amount	Pct.
Research and development	$6,389	$5,917	15.3%	12.1%	$472	8.0%
Sales and marketing	6,955	7,677	16.7%	15.7%	(722)	-9.4%
General and administrative	9,907	10,174	23.7%	20.8%	(267)	-2.6%
Goodwill impairment	4,742	-	11.4%	0.0%	4,742	0.0%
Loss on change in fair value of contingent consideration	1,073	-	2.6%	0.0%	1,073	0.0%
Total operating expenses	$29,066	$23,768	69.6%	48.6%	5,298	22.3%

Research and development expenses increased $472,000 or 8% from the prior year period due to the acquisition of Holzworth which contributed $545,000 in expenses in 2020 and an increase in third party research and development expenses of $500,000 from the prior year primarily related to 5G roadmap development and product development in our Boonton brand. The increase was partially offset by declines in salaries and benefits and other discretionary expenses of approximately $600,000 due primarily to expense reductions including headcount reductions.

Sales and marketing expenses decreased $722,000 from the prior year period due to a decline in salaries and benefits due to expense reduction initiatives including headcount reductions, a decline in external and internal commissions due to lower order and sales volumes and declines in marketing expenses and travel expenses caused by the COVID-19 pandemic. These decreases from the prior year period totaled $1.9 million and were partially offset by the acquisition of Holzworth which contributed $1.2 million in sales and marketing expenses in 2020.

General and administrative expenses decreased $267,000 as increases from the addition of Holzworth of $795,000 and the recognition of $255,000 of deferred Form S-3 costs were offset by decreases in merger and acquisition expenses and other discretionary expenses that declined due to expense reduction initiatives.

The goodwill impairment charge of $4.7 million relates to our CommAgility reporting unit and is the result of our annual goodwill impairment analysis which indicated that the estimated fair value of the CommAgility reporting unit was lower than the carrying value as of the valuation date.

The loss on change in fair value of contingent consideration of $1.1 million relates primarily to the earn-out consideration to be paid in connection with the Holzworth acquisition for the 2020 calendar year. Our estimate of the earn-out payment was increased from our original estimate recorded at the time of the acquisition due to the improved financial results of Holzworth.

Other income/expense

Other income increased $189,000 due primarily to an increase in gains on sales of assets and foreign currency exchange gains.

Interest Expense

Interest expense increased $680,000 due to the interest on our new term loan facility with Muzinich and the amortization of debt issuance costs related to securing the new term loan facility.

Tax

The Company’s consolidated tax benefit decreased $563,000 from the prior year due primarily to taxable income in the US jurisdiction driven primarily by the acquisition of Holzworth.

Net Loss

Net loss increased from $414,000 to $8.1 million due primarily to lower gross profit on lower revenues, the goodwill impairment charge recorded at the CommAgility reporting unit, recognition of the loss on change in fair value of contingent consideration and the increase in interest expense due to our new term loan.

Liquidity and Capital Resources

The Company has two credit facilities – an asset based revolving loan which is subject to a borrowing base calculation (as defined) with Bank of America, N.A. (the “Credit Facility” or the “Revolver”) and a term loan facility dated February 7, 2020 with Muzinich BDC Inc. (“Muzinich”) to finance the Holzworth Acquisition in the amount of $8.4 million (the “Term Loan Facility”). Additionally, on May 4, 2020 the Company received $2.0 million pursuant to a loan under the PPP of the 2020 CARES Act administered by the Small Business Association.

Revolver

On February 16, 2017 the Company entered into the Credit Facility which provided for a term loan in the aggregate principal amount of $760,000 (the “BOA Term Loan”) and the Revolver which has a maximum availability of up to $9.0 million subject to a borrowing base calculation applicable to the Company’s assets. The proceeds of the Term Loan and Revolver were used to finance the acquisition of CommAgility. On February 26, 2019 the Company entered into Amendment No. 3 to the Credit Facility which extended the term of the Revolver to March 31, 2020, and on November 8, 2019 the Company entered into Amendment No. 4 to the Credit Facility which extended the maturity date of the Term Loan to March 31, 2020 to coincide with that of the Revolver. On February 7, 2020, in connection with the Holzworth acquisition, the Company entered into Amendment No. 5 to the Credit Facility which, inter alia, extended the Revolver maturity date to March 31, 2023. Additionally, the Company prepaid the remaining principal balance of the BOA Term Loan in the amount of $340,000.

By entering into Amendment No. 5, Holzworth and CommAgility, became borrowers under the Credit Facility. The obligations of the borrowers under the Credit Facility are guaranteed by Wireless Telecom Group, Ltd. CommAgility Limited and Wireless Telecom Group, Ltd. are both wholly owned subsidiaries of the Company.

Amendment No. 5 (a) modified certain provisions of the Credit Facility to accommodate the Holzworth acquisition, the Company’s incurrence of the Term Loan Facility and the granting of the related liens and security interests, (b) subject to the satisfaction of certain conditions precedent, made available to CommAgility an asset based revolving loan, subject to a borrowing base calculation applicable to CommAgility’s assets, of up to a maximum availability of $5.0 million (the “UK Revolver Commitment”), (c) reduced the interest rate margin applicable to revolving loans made under the Credit Facility from a range of 2.75% to 3.25% to a range of 2.00% to 2.50%, based on the Borrowers’ Fixed Charge Coverage Ratio (as defined in the Credit Facility) of the most recently completed fiscal quarter, (d) extended the Revolver Termination Date to March 31, 2023 and (e) conditioned the Borrowers’ ability to make certain debt payments under the Term Loan Facility (described below) upon compliance with a liquidity test.

Effectiveness of Amendment No. 5 was conditioned upon, among other things, the prepayment of the remaining principal balance ($304,000) of the $760,000 term loan made available under the Credit Facility and the payment of a closing fee in the amount of $25,000. The borrowers satisfied all such conditions on February 7, 2020.

On May 4, 2020, the Company, its subsidiaries and Bank of America entered into Amendment No. 6 which, among other things, amended the definition of “Debt” to include the PPP loan as long as the proceeds are used for allowable purposes under the CARES Act and the Company promptly submits an application for forgiveness and substantially all of the loan is forgiven.

On February 25, 2021, the Company, its subsidiaries and Bank of America entered into Amendment No. 7 which revised the Credit Facility to accommodate the changes to the deferred purchase price payments to and notes with the Holzworth sellers as described below and provided Bank of America’s consent to the Company entering into the Muzinich Second Amendment, as described below. In all other material respects, the Credit Facility remains unchanged.

Any exercise of remedies by Bank of America, N.A. under the Credit Facility is subject to compliance with the intercreditor agreement entered into at the closing of Amendment No. 5 among the Company, Muzinich, as lender under the Term Loan Facility, and Bank of America, N.A.

Term Loan Facility

In connection with the Holzworth acquisition, on February 7, 2020, the Company, as borrower, and its subsidiaries, as guarantors, and Muzinich, entered into the Term Loan Facility, which provides for a term loan in the principal amount of $8.4 million (“Initial Term Loan”), all of which was used to fund the cash portion of the purchase price and related debt and closing fees for the Holzworth acquisition. Principal payments on the Initial Term Loan are $21,000 per quarter with a balloon payment at maturity on February 7, 2025. The Term Loan Facility includes an upfront fee of 2.50% of the aggregate principal amount. The Term Loan Facility provides for an additional $11.6 million term loan (the “Second Term Loan”) to be used for a second unannounced acquisition opportunity (the “Additional Acquisition”). There can be no assurance that the Additional Acquisition will be completed. In the event the Additional Acquisition is completed, the Second Term Loan will be made available to the Company on the same terms and conditions as the Initial Term Loan, including interest rate, amortization schedule and financial covenants, subject to the payment of an additional upfront fee and satisfaction of customary conditions to funding.

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

The Term Loan Facility is secured by liens on substantially all of the Company’s and its subsidiaries’ assets including a pledge of the equity interests in the Company’s subsidiaries. The Term Loan Facility contains customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. In addition, the Company must maintain certain financial covenants typical for this type of arrangement, including a consolidated leverage ratio, a consolidated fixed charge coverage ratio and minimum liquidity of its foreign subsidiaries. The consolidated leverage ratio is defined as the ratio of total consolidated indebtedness, as defined, to consolidated EBITDA, as defined. Prior to Amendment 2 described below, the required leverage ratio started at 4.75 to 1.0 for the twelve month periods ended March 31, 2020 and June 30, 2020, and decreased in various increments to 3.75 to 1.0 for the twelve months ended December 31, 2020, 2.75 to 1.0 for the twelve months ended December 31, 2021 and 2.0 to 1.0 for the twelve months ended December 31, 2022 and thereafter. The consolidated fixed charge coverage ratio is the ratio of consolidated EBITDA, as defined, less consolidated capital expenditures and cash income taxes paid to consolidated fixed charges, as defined, calculated on a twelve-month basis. The consolidated fixed charge coverage ratio for the twelve month periods ended March 31, 2020, June 30 2020 and September 30, 2020 must be 1.35 to 1 and increases in various increments on a quarterly basis to 1.5 to 1.0 for the twelve month period ended December 31, 2020 and 2021, and to 1.75 to 1.0 for the 12 months ending December 31, 2022 and thereafter. Lastly, the Company must maintain minimum liquidity, defined as cash and availability under the UK borrowing base, as defined, of $1.0 million over any trailing four-week period until such time as the foreign subsidiary has positive EBITDA, as defined, for three consecutive quarters and the Holzworth deferred purchase price has been paid in full. The Term Loan Facility also provides for a number of events of default, including, among others, nonpayment, bankruptcy, inaccuracy of representations and warranties, breach of covenant, change in control, entry of final judgement or order, breach of material contracts, and as long as the Company’s consolidated leverage ratio is greater than 1.0 to 1.0 (as calculated in accordance with the terms of the Term Loan Facility), the cessation of service of any two of Tim Whelan, Michael Kandell or Daniel Monopoli as Chief Executive Officer, Chief Financial Officer or Chief Technology Officer, respectively, of the Company without acceptable replacements within 60 days. Any exercise of remedies by Muzinich is subject to compliance with the intercreditor agreement entered into at the closing of the Term Loan Facility among the Company, Muzinich and Bank of America, N.A., as lender under the Credit Facility referenced below.

On May 4, 2020, the Company entered into the First Amendment to the Term Loan Facility which, among other things, amended the definition of “Indebtedness” to include the PPP loan as long as the proceeds are used for allowable purposes under the CARES Act, the receipt of the loan does not violate the Credit Facility and the Company submits an application for forgiveness and substantially all of the loan is forgiven.

On February 25, 2021, the Company, its subsidiaries and Muzinich entered into the Second Amendment to the Credit Agreement and Limited Waiver (“Amendment 2”) in which Muzinich agreed to waive the Company’s obligation to comply with the consolidated leverage ratio and fixed charge coverage ratio financial covenants in the Term Loan Facility for the fiscal quarter ending December 31, 2020. We were not in compliance with such covenants primarily as a result of the impact the COVID-19 pandemic had on our consolidated financial results. Amendment 2, among other things, amended the definition of consolidated EBITDA to include certain cash tax benefits related to our UK tax jurisdiction and reduced our consolidated leverage ratio for the twelve month periods ended September 30, 2021 from 3.00 to 2.75, December 31, 2021 from 2.75 to 2.25, March 31, 2022 from 2.50 to 2.00 and June 30, 2022 from 2.25 to 2.00. Additionally, the interest rate margin was increased from 7.25% to 9.25% effective January 1, 2021 and will step down to 8.50% and 7.25% upon the Company achieving consolidated EBITDA on a trailing twelve-month basis of $4.0 million and $6.3 million, respectively. Muzinich and the Company also agreed on an excess cash flow payment of $428,000 and Muzinich provided consent for the Company to change the deferred purchase price payments to and enter into notes with the Holzworth sellers in the amount of $750,000, as described below.

PPP Loan

On May 4, 2020, the Company received $2.0 million pursuant to a loan from Bank of America N.A. under the PPP program of the 2020 CARES Act administered by the Small Business Association (“SBA”). The loan has an interest rate of 1% and a term of 24 months. A repayment schedule has not yet been provided by Bank of America. Accordingly, the full amount of the term loan has been shown as due in May 2022. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount of the loan upon application to the SBA for forgiveness by the Company. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The Company may prepay the loan at any time prior to maturity with no prepayment penalties. The Company applied for forgiveness of the loan in the fourth quarter of 2020 and has elected to account for the loan in accordance with ASC 470 Debt unless and until such time that forgiveness is approved by the SBA. The Company can provide no assurance that the loan will be forgiven in whole or in part.

Sources and Uses of Cash

As of December 31, 2020, the Company’s consolidated cash balance was $4.9 million as compared to $4.2 million as of the prior year. No funds were drawn on our Revolver and we had availability under our borrowing base of $7.2 million as of December 31, 2020. The outstanding balances of our Term Loan Facility and PPP Loan were $8.3 million and $2.0 million, respectively.

Our primary sources of cash were the receipt of the Term Loan Facility in the amount of $8.4 million which was used to pay the cash portion of the Holzworth purchase price and related debt and transaction fees, receipt of the PPP loan in the amount of $2.0 million which was used to fund operating payroll during the covered period and cash generated from operations of $3.0 million which was primarily the result of a decrease in net working capital from the prior year (net of the impact of the Holzworth acquired working capital).

Operating Activities

Cash from operations increased from $80,000 in the prior year to $3.0 million in 2020. The increase was due to cash generated from a decrease in working capital from the prior year, net of the acquired working capital of Holzworth. The working capital decrease was primarily due to receipt of the UK tax refund and increased accrued expenses.

Investing Activities

Cash used by investing activities increased from $818,000 in the prior year to $8.6 million in 2020 which includes $8.2 million of cash paid related to the Holzworth acquisition in February 2020 representing $7.2 million in cash paid at close, $750,000 related to the first deferred purchase price payment, and $600,000 in indemnification holdback payments offset by a $292,000 working capital adjustment in the Company’s favor. Capital expenditures were flat at $364,000 in 2020 as compared to $392,000 in the prior year.

Financing Activities

Cash from financing activities increased from a use of cash of $212,000 in the prior year to cash generated of $6.3 million due primarily to the receipt of the Term Loan Facility, net of debt issuance costs and the receipt of the PPP loan.

Holzworth Deferred Purchase Price and Earnout

On February 19, 2021, the Company entered into the Second Amendment with Holzworth and Sellers. The Second Amendment, among other things, converts the second deferred purchase price of $750,000 into unsecured seller notes with interest at an annual rate of 6.5% starting from April 1, 2021 until final payment. The payment date has been changed from March 31, 2021 to three equal installments of $250,000, plus accrued interest, due on July 1, 2021, October 1, 2021 and January 1, 2022.

Additionally, the parties amended the payment dates of the earnout consideration. The payment date of the first earnout payment based on the financial results of the calendar year ended 2020 (“Year 1 Earnout”) has been amended from March 31, 2021 to (i) six (6) equal quarterly installments of 10% of the Year 1 Earnout payable on the last business day of each calendar quarter between June 30, 2021 and September 30, 2022 and (ii) one (1) installment payment equal to 40% of the Year 1 Earnout on December 31, 2022. The Year 1 Earnout is payable in cash or shares of the Company’s common stock based on the 90 trading day volume weighted average price immediately preceding final determination of the Year 1 Earnout or $2.19 per share. The estimated payment for the Year 1 Earnout is $3.4 million. The payment date for the second earnout payment which is based on the financial results of the calendar year ended 2021 (“Year 2 Earnout”) has been amended from March 31, 2022 to four equal quarterly installments payable on the last business day of each calendar quarter between March 31, 2022 and December 31, 2022. The Year 2 Earnout is also payable in cash or stock at the Company’s discretion. The aggregate earnout payments of the Year 1 Earnout and the Year 2 Earnout cannot exceed $7.0 million.

The parties also amended the provisions with respect to restrictions on transfer to adjust for the change in timing of earnout payments, as described above. Finally, the parties added a requirement that any earned but unpaid earnout consideration will be accelerated in the event the Company desires to enter into a material asset or equity acquisition in the future.

We expect borrowings available to us under our Credit Facility, our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the COVID-19 pandemic and the significantly decreased demand from our formerly largest customer for our digital signal processing cards and ongoing low sales to that customer due to reduced demand, as well as delayed decisions on large private network projects that we believe are caused by economic uncertainty driven by the pandemic. We expect these uncertainties to extend to our business in the first two quarters of 2021, as sales, deliveries, cash collections, our supply chain and our business partners could be adversely affected.

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

The terms of any offering of the Company’s common stock, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The shelf registration statement is intended to provide financial flexibility to access capital in a competitive and expeditious manner when market conditions are appropriate. The shelf registration statement expires on September 17, 2021. The Company intends to update the registration statement prior to expiration.

Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2020 consisted of the following:

Table of Contractual Obligations Payments by year (in thousands)

	Total	2021	2022	2023	2024	2025	Thereafter
Facility leases	$2,210	$700	$688	$328	$210	$215	$69
Operating and equipment leases	157	31	29	29	29	29	10
Purchase obligations	4,278	4,278	-	-	-	-	-
Muzinch term loan	8,316	512	84	84	84	7,552	-
PPP loan	2,045	-	2,045	-	-	-	-
Holzworth deferred purchase price	950	700	250	-	-	-	-
Holzworth earn out	3,423	1,027	2,396	-	-	-	-
	$21,379	$7,248	$5,492	$441	$323	$7,796	$79

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

To the Board of Directors and Shareholders

Wireless Telecom Group, Inc.

Parsippany, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income/(loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $11.5 million as of December 31, 2020. Management evaluates goodwill, at the reporting unit level, for impairment annually during the fourth quarter, or more frequently, if events occur or circumstances change which would indicate that goodwill might be impaired. As a result of declining demand of signal processing hardware from a single customer in one of the Company’s reporting units, CommAgility, as well as the high uncertainty associated with the ultimate trajectory of the COVID-19 pandemic, management performed a quantitative analysis of the fair value of the CommAgility reporting unit and determined its fair value was below its carrying value. Fair value of the reporting unit was estimated using a combination of the income approach and the market approach. The Company used a discounted cash flow model for the income approach valuation method and the guideline public company and guideline transaction methods for the market approach valuation method. The determination of the fair value of the reporting unit required management to make significant estimates and assumptions related to projected revenue growth, future operating margins, discount rates and terminal values. As disclosed by management, changes in these estimates and assumptions could have a significant impact on the fair value of the reporting unit, the amount of the goodwill impairment, or both. As a result of the quantitative impairment analysis discussed above, the Company recorded a goodwill impairment of $4.7 million during the year ended December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Wireless Telecom Group, Inc.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the CommAgility reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant estimates and assumptions in determining the fair value of the reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to management’s evaluation of goodwill impairment included (i) evaluating the appropriateness of the income approach and market approach methods; (ii) testing the underlying data used by the Company in its analysis; and (iii) evaluating the reasonableness of significant estimates and assumptions used by management. Evaluating management’s estimates and assumptions involved evaluating whether the estimates and assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. We utilized our valuation specialist to assist in evaluating the reasonableness of the Company’s valuation methodology. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

Business Combination – Acquisition of Holzworth Instrumentation, Inc. (“Holzworth”)

In February 2020, the Company completed the acquisition of Holzworth for a purchase price of approximately $12 million, which includes $2.4 million of contingent consideration, estimated at the acquisition date. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including total intangible assets of $4.3 million. Management, with the assistance of an independent valuation expert, estimated the fair value of the intangible assets using the multi-period excess earnings method and the relief from royalty methodology, which are both variations of the income approach. Additionally, management, with the assistance of an independent valuation expert, estimated the fair value of the contingent consideration using the Monte Carlo Simulation model.

Given the fair value determination of the intangible assets and contingent consideration requires management to make significant estimates and assumptions related to the forecasts of future cash flows and the selection of the discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists.

Our auditing procedures related to the forecasts of future cash flows and the selection of the discount rate included (i) obtaining an understanding of management’s key assumptions in developing the forecast; (ii) assessing the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results; (iii) evaluating whether the estimated future cash flows were consistent with projections used by the Company, as well as evidence obtained in other areas of the audit; (iv) evaluating the reasonableness of the discount rate and (v) testing the mathematical accuracy of the calculations. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ PKF O’Connor Davies, LLP

New York, New York

March 19, 2021

We have served as the Company’s auditor since 2006.

* * * * *

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

(In thousands, except number of shares and par value)

	December 31	December 31
	2020	2019
CURRENT ASSETS
Cash & cash equivalents	$4,910	$4,245
Accounts receivable - net of reserves of $38 and $69, respectively	5,520	6,152
Inventories - net of reserves of $1,129 and $969, respectively	8,796	7,325
Prepaid expenses and other current assets	2,172	1,871
TOTAL CURRENT ASSETS	21,398	19,593

PROPERTY PLANT AND EQUIPMENT - NET	1,824	2,147

OTHER ASSETS
Goodwill	11,512	10,069
Acquired intangible assets, net	5,242	2,219
Deferred income taxes, net	5,701	6,013
Right of use assets	1,680	1,436
Other assets	561	874
TOTAL OTHER ASSETS	24,696	20,611

TOTAL ASSETS	$47,918	$42,351

CURRENT LIABILITIES
Short term debt	$512	$2,696
Accounts payable	1,546	2,227
Short term leases	534	440
Accrued expenses and other current liabilities	7,997	2,657
Deferred revenue	924	42
TOTAL CURRENT LIABILITIES	11,513	8,062

LONG TERM LIABILITIES
Long term debt	8,895	-
Long term leases	1,200	1,018
Other long term liabilities	82	77
Deferred tax liability	377	503
TOTAL LONG TERM LIABILITIES	10,554	1,598

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 34,888,904 and 34,488,252 shares issued, 21,669,361 and 21,300,252 shares outstanding	349	345
Additional paid in capital	50,163	49,062
Retained earnings/(deficit)	(946)	7,142
Treasury stock at cost, 13,219,543 and 13,188,000 shares	(24,556)	(24,509)
Accumulated other comprehensive income	841	651
TOTAL SHAREHOLDERS’ EQUITY	25,851	32,691

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,918	$42,351

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

Wireless Telecom Group, Inc.

(In thousands, except per share amounts)

	Twelve Months Ended
	December 31
	2020	2019
Net revenues	$41,748	$48,921

Cost of revenues	20,781	26,632

Gross profit	20,967	22,289

Operating expenses
Research and development	6,389	5,917
Sales and marketing	6,955	7,677
General and administrative	9,907	10,174
Goodwill impairment charge	4,742	-
Loss on change in fair value of contingent consideration	1,073	-
Total operating expenses	29,066	23,768

Operating loss	(8,099)	(1,479)

Other income/(expense)	187	(2)
Interest expense	(985)	(305)

Loss before taxes	(8,897)	(1,786)

Tax benefit	(809)	(1,372)

Net loss	$(8,088)	$(414)

Other comprehensive income/(loss):
Foreign currency translation adjustments	190	539
Comprehensive income/(loss)	$(7,898)	$125

Loss per share:
Basic	$(0.37)	$(0.02)
Diluted	$(0.37)	$(0.02)

Weighted average shares outstanding:
Basic	21,657	21,111
Diluted	21,657	21,111

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings/ (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at January 1, 2019	34,393,252	$344	$48,479	$7,556	$(24,509)	$112	$31,982
Net loss	-	-	-	(414)	-	-	(414)
Issuance of restricted stock	95,000	1	(1)	-	-	-	-
Share-based compensation expense	-	-	584	-	-	-	584
Cumulative translation adjustment	-	-	-	-	-	539	539
Balances at December 31, 2019	34,488,252	$345	$49,062	$7,142	$(24,509)	$651	$32,691
Net loss	-	-	-	(8,088)	-	-	(8,088)
Issuance of shares in connection with stock options exercised	20,000	-	15	-	-	-	15
Issuance of restricted stock	50,000	1	(1)	-	-	-	-
Forfeiture of restricted stock	(16,667)	-	-	-	-	-	-
Issuance of shares in connection with Holzworth acquisition	347,319	3	462	-	-	-	465
Issuance of warrants	-	-	151	-	-	-	151
Shares withheld for employee taxes	-	-	-	-	(47)	-	(47)
Share-based compensation expense	-	-	474	-	-	-	474
Cumulative translation adjustment	-	-	-	-	-	190	190
Balances at December 31, 2020	34,888,904	$349	$50,163	$(946)	$(24,556)	$841	$25,851

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

(In thousands)

	For the Twelve Months
	Ended December 31
	2020	2019
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss	$(8,088)	$(414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,238	2,151
Goodwill impairment	4,742	-
Amortization of debt issuance fees	297	63
Share-based compensation expense	474	584
Deferred rent	(29)	(24)
Deferred income taxes	178	(551)
Provision for doubtful accounts	(31)	25
Inventory reserves	157	103
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,209	2,465
Inventories	(186)	(502)
Prepaid expenses and other assets	923	42
Accounts payable	(842)	(1,055)
Payment of contingent consideration	-	(772)
Accrued expenses and other liabilities	1,938	(2,035)
Net cash provided by operating activities	2,980	80

CASH FLOWS USED BY INVESTING ACTIVITIES
Capital expenditures	(364)	(392)
Acquisition of business, net of cash acquired	(8,246)	(426)
Net cash used by investing activities	(8,610)	(818)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES
Revolver borrowings	39,935	36,544
Revolver repayments	(42,289)	(35,712)
Term loan borrowings	8,400	-
Term loan repayments	(426)	(152)
Debt issuance fees	(1,327)	(110)
Paycheck Protection Program loan	2,045	-
Payment of contingent consideration	-	(782)
Proceeds from exercise of stock options	16	-
Tax withholding payments for vested equity awards	(46)	-
Net cash provided/(used) by financing activities	6,308	(212)

Effect of exchange rate changes on cash and cash equivalents	(13)	180
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	665	(770)

Cash and cash equivalents, at beginning of period	4,245	5,015

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4,910	$4,245

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$703	$185
Cash paid during the period for income taxes	$65	$108
Non cash issuance of common stock in connection with acquisition – see Note 2

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), specializes in the design and manufacture of advanced radio frequency (“RF”) and microwave devices which enable the development, testing and deployment of wireless technology. The Company provides unique, highly customized and configured solutions which drive innovation across a wide range of traditional and emerging wireless technologies.

Our customers include wireless carriers, aerospace companies, defense contractors, military and government agencies, satellite communication companies, network equipment manufacturers, tower companies, semiconductor device manufacturers, system integrators, neutral host providers and medical device manufacturers.

Our products include components, modules, instruments, systems and software used across the lifecycle of wireless connectivity and communication development, deployment and testing. Our customers use these products in relation to commercial infrastructure development, the expansion and upgrade of distributed antenna systems, deployment of small cell technology, use of medical devices and private long-term evolution (“LTE”) and 5G networks. In addition, the Company’s products are used in the development and testing of satellite communication systems, radar systems, semiconductor devices, automotive electronics and avionics.

The accompanying consolidated financial statements include the accounts of Wireless Telecom Group, Inc., doing business as and operating under the trade name, Noisecom, and its wholly owned subsidiaries including Boonton Electronics Corporation (“Boonton”), Microlab/FXR LLC (“Microlab”), Holzworth Instrumentation, Inc. (“Holzworth”), Wireless Telecommunications Ltd. and CommAgility Limited (“CommAgility”). They have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

In June 2020 the Company completed an internal reorganization and now presents its operations as one reportable segment. Prior to June 2020 the Company presented its operations in three reportable segments. The Company identifies segments in accordance with ASC 280 Segment Reporting (“ASC 280”). As a result of internal reorganizations that occurred over the six to nine months prior to June 30, 2020 the Company evaluated its segment reporting. We determined that the Chief Operating Decision Maker (“CODM”) as defined in ASC 280 evaluates operating results and makes decisions on how to allocate resources at the consolidated level. Although the CODM reviews key performance indicators including bookings, shipments and gross profit at a product group level, this information by itself is not sufficient enough to make operating decisions. Rather, operating decisions are made based on review of consolidated profitability metrics rather than the individual results of each product group.

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The most significant estimates and assumptions include management’s analysis in support of inventory valuation, accounts receivable valuation, valuation of deferred tax assets, returns reserves, warranty accruals, goodwill and intangible assets, estimated fair values of stock options and vesting periods of performance-based stock options and restricted stock.

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

For the twelve months ended December 31, 2020, no one customer accounted for more than 10% of the Company’s total consolidated revenues. For the twelve months ended December 31, 201,9 one CommAgility customer accounted for 24.8% of the Company’s total consolidated revenues. At December 31, 2020, one customer exceeded 10% of consolidated gross accounts receivable at 12.7%. At December 31, 2019 one customer exceeded 10% of consolidated gross accounts receivable at 12.9%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

For the year ended December 31, 2020, two suppliers exceeded 10% of consolidated inventory purchases at 14% each. For the year ended December 31, 2019, three suppliers comprised or exceeded 10% of consolidated inventory purchases at 18% and 14% and 10%, respectively.

Cash and Cash Equivalents

Cash and cash equivalents represent deposits in banks and highly liquid investments purchased with maturities of three months or less at the date of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable and contract assets for unbilled receivables are stated at the amount owed by the customer, net of allowances for doubtful accounts, returns and rebates. Estimated allowances for doubtful accounts are reviewed periodically taking into account the customer’s recent payment history, the customer’s current financial statements and other information regarding the customer’s credit worthiness. Account balances are charged off against the allowance when it is determined the receivable will not be recovered.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory cost is determined on an average cost basis. Net realizable value is based upon an estimated average selling price reduced by estimated costs of completion, disposal and transportation. Reductions in inventory valuation are included in cost of revenues in the accompanying Consolidated Statements of Operations and Comprehensive Income/Loss. Finished goods and work-in-process include material, labor and overhead expenses.

The Company reviews inventory for excess and obsolescence based on best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reduce the inventory cost basis. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Inventory carrying value is net of inventory reserves of approximately $1.1 million as of December 31, 2020 and $1.0 million as of December 31, 2019.

	December 31,	December 31,
Inventories consist of (in thousands):	2020	2019
Raw materials	$4,644	$4,023
Work-in-process	618	406
Finished goods	3,534	2,896
	$8,796	$7,325

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally consist of income tax receivables, contract assets for unbilled receivables, prepaid insurance, prepaid maintenance agreements and the short term portion of debt issuance costs. The income tax receivable balance included in prepaid and other current assets was $1.2 million and $1.1 million as of December 31, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Property, Plant and Equipment

Property, plant and equipment are reflected at cost, less accumulated depreciation. Upon application of acquisition accounting, property, plant and equipment are measured at estimated fair value as of the acquisition date to establish a new historical cost basis.

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives for the property, plant and equipment are:

Machinery and computer equipment/software	3-8 years
Furniture and fixtures	5-7 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated economic life of the improvement. Repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized.

Business Combinations

The Company uses the acquisition method of accounting for business combinations which requires the tangible and intangible assets acquired and liabilities assumed to be recorded at their respective fair market value as of the acquisition date. Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired. The fair values of the assets acquired and liabilities assumed are determined based upon the Company’s valuation and involves making significant estimates and assumptions based on facts and circumstances that existed as of the acquisition date. The Company uses a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is evaluated for impairment annually, or more frequently if events occur or circumstances change that would indicate that goodwill might be impaired, by first performing a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if the Company determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise we perform a quantitative impairment test.

The Company has three reporting units with goodwill – Holzworth, Microlab and CommAgility. The Company performed a qualitative assessment in the fourth quarter of 2020 of each reporting unit. The qualitative assessment of Holzworth and Microlab did not indicate any impairment of goodwill. As a result of declining demand of CommAgility’s signal processing hardware cards from a single customer and the particularly high uncertainty associated with the ultimate trajectory of the pandemic, including the degree to which governments continue to restrict business and personal activities, and the impact that uncertainty has on the growth of new software license and services revenue to offset the signal processing hardware sales decline, the Company performed a quantitative impairment test of the goodwill of the CommAgility reporting unit.

For goodwill impairment testing using the quantitative approach, the Company estimates the fair value of the selected reporting unit using the income approach and the market approach. Fair value under the income approach is derived primarily through the use of a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans. Fair value under the market approach is derived by applying a multiple to our best estimate of future revenue. The Company applies equal weighting to the income approach and the market approach to arrive at an estimated fair value. The estimated fair value is compared to the carrying value of the reporting unit, including goodwill. If the fair value of the reporting unit exceeds the carrying value, no impairment charge is recorded. If the carrying value of the reporting unit exceeds the fair value an impairment charge is recorded to goodwill in the amount by which carrying value exceeds fair value. Both the income approach and market approach require judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values over a multi-year period. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

In the fourth quarter of 2020, the Company recorded a goodwill impairment charge of $4.7 million related to the CommAgility reporting unit. The non-cash impairment charge was due to a number of factors that arose as part of our quantitative assessment, including an assessment of our historical results and the significant decline in hardware sales in 2020, the difficulty of predicting future customer demand, the uncertainty of future sales of 4G hardware cards, the uncertainty of the growth of 5G software and services revenues due to the early stages of 5G adoption for new technology and expectations for 5G deployments, the uncertainty of the continued future impacts of the COVID 19 pandemic on customer spending, and the potential for a more prolonged recovery for enterprise spending and longer-term investment. Despite the asset impairment charge the Company believes the markets in which CommAgility operates, specifically LTE and 5G private networks, have long term growth potential and the Company is committed to growing the revenue and profitability of the reporting unit.

Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis. After recording the 2020 goodwill impairment charge, the Company’s consolidated goodwill balance as of December 31, 2020 was comprised of $1.4 million related to the Microlab reporting unit, $6.0 million related to the Holzworth reporting unit and $4.1 million related to the CommAgility reporting unit.

As of December 31, 2019, the Company’s consolidated goodwill balance of $10.1 million was comprised of $1.4 million related to the Microlab reporting unit and $8.7 million related to the CommAgility reporting unit. Management’s qualitative assessment performed in the fourth quarter of 2019 did not indicate any impairment of goodwill.

Intangible and Long-lived Assets

Intangible assets include acquired technology, patents, non-competition agreements, customer relationships and tradenames. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to twelve years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired.

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

During the fourth quarter of 2020, the Company recorded a goodwill impairment charge of $4.7 million related to the CommAgility reporting unit. The determination of the impairment charge was based on the income and market approaches which are based on the present value of future cash flows and an estimated multiple of future revenues, respectively. The determination of the impairment charge was based on Level 3 valuation inputs.

Contingent Consideration

Under the terms of the Holzworth Share Purchase Agreement (as defined in Note 2) the Company is required to pay additional purchase price in the form of deferred purchase price payments and an earnout if certain financial targets are achieved for the years ending December 31, 2020 and December 31, 2021 (see Note 2). As of the acquisition date, the Company estimated the fair value of the deferred purchase price and earnout remaining to be paid related to the 2020 and 2021 financial targets to be $660,000 and $2.4 million, respectively. The earnout may be paid in cash or common stock at the Company’s option. The Company is required to reassess the fair value of the contingent consideration at each reporting period.

The significant inputs used in this fair value estimate include estimated gross revenues and Adjusted EBITDA, as defined in the Holzworth Share Purchase Agreement, and scenarios for the earnout periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome. The estimated outcome is then discounted based on the individual risk analysis of the liability. The contingent consideration liabilities are considered a Level 3 fair value measurement.

Due to the better than expected financial performance of the Holzworth reporting unit during fiscal 2020, the Company recorded an increase to the contingent consideration liabilities in the amount of $1.1 million in the fourth quarter of 2020. The adjustment was recorded as a loss on change in fair value of contingent consideration in the Consolidated Statement of Operations and Comprehensive Income/(Loss).

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

Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables in a currency other than the subsidiary’s functional currency, are recorded in the Consolidated Statements of Operations and Comprehensive Income/(Loss) (included in other income/expense). Foreign currency transaction gains were $64,000 in fiscal 2020. Foreign currency transaction losses in in fiscal 2019 were not material.

Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) is recorded directly to a separate section of shareholders’ equity in accumulated other comprehensive income and includes unrealized gains and losses excluded from net income/(loss). These unrealized gains and losses consist of changes in foreign currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Research and Development Costs

Research and development (R&D) costs are charged to operations when incurred. R&D costs include salaries and benefits, depreciation expense on equipment used for R&D purposes and third-party material and consulting costs, if clearly related to an R&D activity. Salaries and benefits of engineers working on customer contracts for which the Company is earning services or consulting revenues are allocated to costs of revenues. The amounts charged to operations for R&D costs for the years ended December 31, 2020 and 2019 were $6.4 million and $5.9 million, respectively.

Advertising Costs

Advertising expenses are charged to operations during the year in which they are incurred and aggregated to $235,000 and $91,000 for the years ended December 31, 2020 and 2019, respectively.

Stock-Based Compensation

The Company follows the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” which requires that compensation expense be recognized, based on the fair value of the equity awards on the date of grant. The fair value of restricted share awards and restricted stock unit awards is determined using the market value of our common stock on the date of the grant. The fair value of stock options at the date of grant are estimated using the Black-Scholes option pricing model. When performance-based stock options are granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when determining assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using daily price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The Company accounts for forfeitures for all equity awards when they occur.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Earnings/(Loss) Per Common Share

Basic earnings/(loss) per share is calculated by dividing net income/(loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options using the treasury stock method, the weighted average number of unvested restricted shares, the weighted-average number of restricted stock units and the weighted average number of warrants to purchase common stock outstanding for the period. Shares from stock options and warrants are included in the diluted earnings per share calculation only when options exercise prices are lower than the average market value of the common shares for the period presented. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	For the Years Ended December 31,
	2020	2019

Weighted average common shares outstanding	21,656,906	21,110,632
Potentially dilutive equity awards	313,341	522,996
Weighted average common shares outstanding, assuming dilution	21,970,247	21,633,628

The weighted average number of options and warrants to purchase common stock not included in diluted loss per share because the effects are anti-dilutive, or the performance condition was not met in 2020 was 3,114,792. The estimated number of shares issuable under the terms of the Holzworth earnout, if the entire earnout was paid in shares of common stock, (see Note 2) at December 31, 2020 was 1,559,807.

The weighted average number of options to purchase common stock not included in diluted loss per share in 2019, because the effects are anti-dilutive or the performance condition was not met, was 1,324,548.

Recent Accounting Pronouncements Adopted in 2020

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are intended to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The new standard is effective March 12, 2020 through December 31, 2022, with the adoption date being dependent upon the Company’s election. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE 2 – Acquisition of Holzworth

On November 13, 2019 the Company entered into a Share Purchase Agreement with Holzworth Instrumentation Inc. (“Holzworth”), its founders and shareholders (collectively, the “Sellers”), as amended by a First Amendment to Share Purchase Agreement, dated January 31, 2020 and a Second Amendment to Share Purchase Agreement dated February 19, 2021 (collectively, the “Share Purchase Agreement”). On February 7, 2020, the Company completed the acquisition (the “Acquisition”) of all of the outstanding shares of Holzworth, from the Sellers. Holzworth instruments which include signal generators and phase noise analyzers are used by government labs, aerospace and defense companies, the semiconductor industry, and network equipment providers, among others, in research and automated test environments. Holzworth is a complimentary business for our Boonton and Noisecom brands with a common customer base and channel partners. For the twelve months ended December 31, 2020, net revenues of $8.8 million, and operating income of $1.4 million, respectively, was included in the Consolidated Statements of Operations and Comprehensive Income/(Loss) related to the Holzworth business, representing the results from the date of acquisition. For the twelve months ended December 31, 2020, the Company recorded $243,000 of transaction expenses related to the Acquisition and these expenses were recognized in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income/(Loss).

The aggregate purchase price for the Acquisition is a maximum of $17.0 million, consisting of payments in cash and stock, a working capital adjustment, and contingent consideration in the form of deferred purchase price payments and an earnout. Additionally, the parties made a 338(h)(10) election to treat the Acquisition as a purchase and sale of assets, and the Company has agreed to pay any incremental taxes of Sellers resulting from that election.

At closing, a portion of the purchase price was paid to the Sellers through the issuance of 347,319 shares of the Company’s common stock, valued at approximately $500,000 based upon a 90-day volume weighted average price for shares of stock of the Company. The shares issued to the Sellers are subject to Lock-up and Voting Agreements.

During 2020, the Company paid $8.3 million in net cash to the Sellers consisting of $7.2 million in cash at close, $600,000 in indemnification holdback payments and $750,000 in deferred purchase price reduced by $292,000 of a working capital adjustment that was owed to the Company by the Sellers. The final indemnification holdback payment of $200,000 is due on March 31, 2021.

The Sellers earned a second deferred purchase price payment of $750,000 by way of exceeding $1.25 million in EBITDA (as defined in the Share Purchase Agreement) for the twelve months ended December 31, 2020. Additionally, the Sellers earned $3.4 million in additional purchase price in the form of an earnout (“Year 1 Earnout”) which was also based on Holzworth’s EBITDA for the twelve months ended December 31, 2020.

On February 19, 2021, the Company entered into the Second Amendment to Share Purchase Agreement (the “Second Amendment”) with Holzworth. The Second Amendment, among other things, converted the second deferred purchase price of $750,000 into unsecured seller notes with interest at an annual rate of 6.5% starting from April 1, 2021 until final payment. The payment date has been changed from March 31, 2021 to three equal installments of $250,000, plus accrued interest, due on July 1, 2021, October 1, 2021 and January 1, 2022.

Additionally, the parties amended the payment dates of the earnout consideration. The payment date of the first earnout payment based on the financial results of the calendar year ended 2020 (“Year 1 Earnout”) has been amended from March 31, 2021 to (i) six (6) equal quarterly installments of 10% of the Year 1 Earnout payable on the last business day of each calendar quarter between June 30, 2021 and September 30, 2022 and (ii) one (1) installment payment equal to 40% of the Year 1 Earnout on December 31, 2022. The Year 1 Earnout is payable in cash or shares of the Company’s common stock based on the 90 trading day volume weighted average price immediately preceding final determination of the Year 1 Earnout or $2.19 per share. The estimated payment for the Year 1 Earnout is $3.4 million which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheet as of December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The Company may also be required to pay additional amounts in cash and stock as earnout consideration based on Holzworth’s EBITDA for the fiscal year ending December 31, 2021 (“Year 2 Earnout”). The Year 2 Earnout will be equal to two times the amount, if any, by which Holzworth’s EBITDA for fiscal year December 31, 2021 exceeds Holzworth’s EBITDA for fiscal year 2020. Pursuant to the Second Amendment to the Share Purchase Agreement the Year 2 Earnout is payable in 4 equal quarterly installments payable on the last business day of each calendar quarter between March 31, 2022 and December 31, 2022. The aggregate earnout payments cannot exceed $7.0 million.

Pursuant to the Share Purchase Agreement the Company entered into a lock-up and voting agreement (the “Lock-up and Voting Agreement”) with each of the Sellers. Pursuant to the Lock-up and Voting Agreement, each Seller agrees to restrict the sale, assignment, transfer, encumbrance or other disposition of its portion of the Stock Consideration (the “Lock-up Shares”). For a period commencing on the closing date of the Acquisition (the “Effective Date”) and ending on the date which is 36 calendar months following the Effective Date, each Seller agreed that, without the prior written consent by the Company, such Seller would not sell, assign, transfer, encumber or otherwise dispose of the Lock-up Shares or enter into any swap, option or short sale, among other transactions. Upon the prior written consent of the Company, a Seller may transfer Lock-up Shares as a bona fide gift, by will or intestacy or to a family member or trust for the benefit of the Seller or a family member; provided that any recipient of the Lock-up Shares sign and deliver to the Company a lock-up and voting agreement substantially in the form of the Lock-up and Voting Agreement. The Lock-up Shares cease to be locked up in the event of a Change of Control of the Company (as defined in the Lock-up and Voting Agreement). In the Second Amendment, the parties also amended the provisions with respect to restrictions on transfer to adjust for the change in timing of earnout payments, as described above.

In addition, each Seller, subject to certain limitations, agreed, among other things, to appear at each meeting of the shareholders of the Company and vote all of such Seller’s Lock-up Shares (a) in favor or against any proposal presented to the shareholders in the same manner that the Company’s Board of Directors (the “Board”) recommends shareholders vote on such proposal and (b) in favor of any proposal presented to the shareholders with respect to an action of the Company which the Board has approved, but as to which the Board has not made any recommendation, including in favor of any proposal to adjourn or postpone any meeting of the Company’s shareholders if such adjournment or postponement is conducted in accordance with the terms of the Lock-up and Voting Agreement.

To the extent any shares of Company common stock are issued in payment of any Earnout Consideration (as defined in the Share Purchase Agreement) in accordance with the terms of the Share Purchase Agreement, such shares shall be subject to all applicable transfer restrictions, voting and other provisions set forth in the Lock-up and Voting Agreement, with the Effective Date with respect to such shares being the date such shares are issued; provided that, to the extent the portion of the first $1.5 million of Earnout Consideration that is paid in cash represents less than 30% of such Earnout Consideration, the portion of shares of Company common stock issued as Earnout Consideration constituting the difference between the cash percentage paid and 30% of the first $1.5 million of Earnout Consideration shall not be considered Lock-Up Shares. In addition, in the Second Amendment, the parties added a requirement that any earned but unpaid earnout consideration will be accelerated in the event the Company desires to enter into a material asset or equity acquisition in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

As of September 30, 2020, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed were completed, including the validation of the underlying cash flows used to determine the fair value of the identified intangible assets and contingent consideration. The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed from the Acquisition along with measurement period adjustments recorded from the preliminary purchase price allocation to September 30, 2020 (in thousands):

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

The following unaudited pro forma information presents the Company’s operations as if the Holzworth acquisition and related financing activities had occurred on January 1, 2019. The pro forma information includes the following adjustments (i) amortization of acquired intangible assets; (ii) interest expense incurred in connection with the Term Loan Facility (described in further detail in Note 3) used to finance the acquisition of Holzworth; and (iii) inclusion of acquisition-related expenses in the earliest period presented. The amounts related to Holzworth included in the following unaudited pro forma information are based on their historical results and, therefore, may not be indicative of the actual results when operated as part of the Company. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the unaudited pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the Holzworth acquisition occurred as of the date indicated or that may be achieved in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The following table presents the unaudited pro forma consolidated results of operations for the Company for the twelve months ended December 31, 2020 and 2019 as though the Acquisition had been completed as of January 1, 2019 (in thousands, except per share amounts):

	2020 Pro-forma	2019 Pro-forma
Net revenues	$41,845	$54,761
Net income/(loss)	$(8,212)	$(1,754)
Earnings per diluted share	$(0.38)	$(0.08)

NOTE 3 – Debt

Debt consists of the following (in thousands):

December 31, 2020
Revolver at LIBOR plus margin	$-
Term loan at LIBOR plus margin	8,316
Less: Debt issuance costs, net of amortization	(831)
Less: Fair value of warrants, net of amortization	(123)
Paycheck Protection Program loan	2,045
Total Debt	9,407
Less: Debt maturing within one year	(512)
Non-current portion of long term debt	$8,895

Term loan payments by period (in thousands):

2021	$512
2022	2,129
2023	84
2024	84
2025	7,552
Total	$10,361

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

On May 4, 2020, the Company entered into the First Amendment to the Term Loan Facility which, among other things, amended the definition of “Indebtedness” to include the PPP loan as long as the proceeds are used for allowable purposes under the CARES Act, the receipt of the loan does not violate the Credit Facility and the Company submits an application for forgiveness and substantially all of the loan is forgiven.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

On February 25, 2021, the Company and its subsidiaries entered into the Second Amendment to the Credit Agreement and Limited Waiver (“Amendment 2”) with Muzinich, in which Muzinich agreed to waive the Company’s obligation to comply with the consolidated leverage ratio and fixed charge coverage ratio financial covenants in the Term Loan Facility for the fiscal quarter ending December 31, 2020. We were not in compliance with such covenants primarily as a result of the impact the COVID-19 pandemic had on our consolidated financial results. Amendment 2, among other things, amends the definition of consolidated EBITDA to include certain cash tax benefits related to our UK tax jurisdiction and reduced our consolidated leverage ratio for the twelve month periods ended September 30, 2021 from 3.00 to 2.75, December 31, 2021 from 2.75 to 2.25, March 31, 2022 from 2.50 to 2.00 and June 30, 2022 from 2.25 to 2.00. Additionally, the interest rate margin was increased from 7.25% to 9.25% effective January 1, 2021 and will step down to 8.50% and 7.25% upon the Company achieving consolidated EBITDA on a trailing twelve-month basis of $4.0 million and $6.3 million, respectively. Muzinich and the Company also agreed on an excess cash flow payment of $428,000 and Muzinich provided consent for the Company to change the deferred purchase price payments to and enter into notes with the Holzworth sellers in the amount of $750,000, as described below.

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

The Term Loan Facility is secured by liens on substantially all of the Company’s and its subsidiaries’ assets including a pledge of the equity interests in the Company’s subsidiaries. The Term Loan Facility contains customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. In addition, the Company must maintain certain financial covenants typical for this type of arrangement, including a consolidated leverage ratio, a consolidated fixed charge coverage ratio and minimum liquidity of its foreign subsidiaries. The consolidated leverage ratio, as described above, is defined as the ratio of total consolidated indebtedness, as defined, to consolidated EBITDA, as defined. Prior to Amendment 2, the required leverage ratio started at 4.75 to 1.0 for the twelve month periods ended March 31, 2020 and June 30, 2020, and decreased in various increments to 4.0 to 1.0 for the twelve months ended September 30, 2020, 3.75 to 1.0 for the twelve months ended December 31, 2020, 2.75 to 1.0 for the twelve months ended December 31, 2021 and 2.0 to 1.0 for the twelve months ended December 31, 2022 and thereafter. The consolidated fixed charge coverage ratio is the ratio of consolidated EBITDA, as defined, less consolidated capital expenditures and cash income taxes paid to consolidated fixed charges, as defined, calculated on a twelve-month basis. The consolidated fixed charge coverage ratio for the twelve month periods ended March 31, 2020, June 30, 2020 and September 30, 2020 must be 1.35 to 1 and increases in various increments on a quarterly basis to 1.5 to 1.0 for the twelve month period ended December 31, 2020 and 2021, and to 1.75 to 1.0 for the 12 months ending December 31, 2022 and thereafter. Lastly, the Company must maintain minimum liquidity, defined as cash and availability under the UK borrowing base, as defined, of $1.0 million over any trailing four-week period until such time as the foreign subsidiary has positive EBITDA, as defined, for three consecutive quarters and the Holzworth deferred purchase price has been paid in full. The Term Loan Facility also provides for a number of events of default, including, among others, nonpayment, bankruptcy, inaccuracy of representations and warranties, breach of covenant, change in control, entry of final judgement or order, breach of material contracts, and as long as the Company’s consolidated leverage ratio is greater than 1.0 to 1.0 (as calculated in accordance with the terms of the Term Loan Facility), the cessation of service of any two of Tim Whelan, Michael Kandell or Daniel Monopoli as Chief Executive Officer, Chief Financial Officer or Chief Technology Officer, respectively, of the Borrower without a satisfactory replacement within 60 days. Any exercise of remedies by Muzinich is subject to compliance with the intercreditor agreement entered into at the closing of the Term Loan Facility among the Company, Muzinich and Bank of America, N.A., as lender under the Credit Facility referenced below.

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

In connection with the Holzworth acquisition, on February 7, 2020, the Company and certain of its subsidiaries (the “Borrowers”), and Bank of America, N.A. entered into Amendment No. 5 (“Amendment 5”) to the Credit Facility. By entering into Amendment 5, Holzworth, together with CommAgility Limited, became borrowers under the Credit Facility. The obligations of the Borrowers under the Credit Facility are guaranteed by Wireless Telecom Group, Ltd. CommAgility Limited and Wireless Telecom Group, Ltd. are both wholly owned subsidiaries of the Company.

Amendment 5 (a) effected certain modifications to the Credit Facility to accommodate the Holzworth acquisition, the Company’s incurrence of the Initial Term Loan and the granting of the related liens and security interests, (b) subject to the satisfaction of certain conditions precedent, made available to CommAgility an asset based revolving loan, subject to a borrowing base calculation applicable to CommAgility’s assets, of up to a maximum availability of $5.0 million (the “UK Revolver Commitment”), (c) reduced the interest rate margin applicable to revolving loans made under the Credit Facility from a range of 2.75% to 3.25% to a range of 2.00% to 2.50%, based on the Borrowers’ Fixed Charge Coverage Ratio (as defined in the Credit Facility) of the most recently completed fiscal quarter, (d) extended the Revolver Termination Date to March 31, 2023 and (e) conditioned the Borrowers’ ability to make certain debt payments under the Term Loan Facility (described above) upon compliance with a liquidity test. In all other material respects, the Credit Facility remains unchanged.

Effectiveness of Amendment 5 was conditioned upon, among other things, the prepayment of the remaining principal balance ($304,000) of the $760,000 term loan made available under the Credit Facility and the payment of a closing fee in the amount of $25,000. The Borrowers satisfied all such conditions on February 7, 2020. In connection with the Amendment the Company incurred costs of $270,000 which are capitalized as other current and non-current assets in the Consolidated Balance Sheets and are being amortized over the term of the revolver.

On May 4, 2020, the Company, its subsidiaries and Bank of America entered into Amendment No. 6 which, among other things, amended the definition of “Debt” to include the PPP loan as long as the proceeds are used for allowable purposes under the CARES Act and the Company promptly submits an application for forgiveness and substantially all of the loan is forgiven.

On February 25, 2021, the Company, its subsidiaries and Bank of America entered into Amendment No. 7 which revised the Credit Facility to accommodate the changes to the deferred purchase price payments to and notes with the Holzworth sellers as described above and provided Bank of America’s consent to the Company entering into the Muzinich Second Amendment, as described above.

As of December 31, 2020, the interest rate on the Term Loan Facility was 8.25% and the interest rate on the Revolver was 2.15%. The Company had zero drawn on the asset based revolver as of December 31, 2020.

On May 4, 2020, the Company received $2.0 million pursuant to a loan from Bank of America N.A. under the Paycheck Protection Program (“PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association (“SBA”). The loan has an interest rate of 1% and a term of 24 months. A repayment schedule has not yet been provided by Bank of America. Accordingly, the full amount of the term loan has been shown as due in May 2022. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount of the loan upon application to the SBA for forgiveness by the Company. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The Company may prepay the loan at any time prior to maturity with no prepayment penalties. As of December 31, 2020, the Company has applied for forgiveness of the loan, however, has elected to account for the loan in accordance with Accounting Standard Codification 470 Debt until such time that forgiveness is approved by the SBA. The Company can provide no assurance that the loan will be forgiven in whole or in part.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Issuance of Stock Warrants

Pursuant to the Term Loan Facility, the Company issued a Warrant, dated February 7, 2020 (the “Warrant”), to Muzinich. Under the Warrant, Muzinich has the right to purchase 266,167 shares of common stock of the Company at an exercise price of $1.3923 per share (an aggregate value of approximately $370,588), based on a 90-day volume weighted average price for shares of stock of the Company (the “Warrant Stock”). The Warrant is exercisable for an indefinite period from the date of the Warrant and may be exercised on a cashless basis. The number of shares of common stock deliverable upon exercise of the Warrant is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. Additionally, the exercise price may be adjusted based on a formula in the event of a common stock offering by the Company at an offering price below fair market value, as defined, and below exercise price. In connection with the issuance of the Warrant, the Company granted Muzinich one demand registration right and piggyback registration rights with respect to the Warrant Stock, subject to certain exceptions.

If the Additional Acquisition (as defined in Term Loan Facility above) is consummated, the Company has agreed to issue to Muzinich at the closing of the Additional Acquisition an additional Warrant for the right to purchase 367,564 shares of common stock of the Company at an exercise price of $1.3923 per share (an aggregate value of approximately $511,765), based upon a 90-day volume weighted average price for shares of stock of the Company as of February 7, 2020 (the “Additional Warrant”). The Additional Warrant will contain the same terms and conditions as the Warrant, except that Muzinich will have only one demand registration right, subject to certain exceptions, with respect to shares of common stock of the Company issued under the Warrant and the Additional Warrant.

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

NOTE 4 - LEASES

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

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the Consolidated Balance Sheets as of December 31, 2020 and 2019. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

An initial right-of-use asset of $1.9 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on January 1, 2019. With our acquisition of Holzworth on February 7, 2020, we acquired a right-of-use asset of $789,000. There have been no other right-of-use assets recognized since the date of adoption of the new lease standard. Cash paid for amounts included in the present value of operating lease liabilities was $648,000 and $508,000 during the twelve months ended December 31, 2020 and 2019, respectively, and is included in operating cash flows.

Operating lease costs were $1.0 million and $892,000 during the twelve months ended December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of December 31, 2020.

(in thousands)	December 31, 2020
Maturity of Lease Liabilities
2021	$619
2022	637
2023	276
2024	158
2025	163
Thereafter	69
Total undiscounted operating lease payments	1,922
Less: imputed interest	(188)
Present Value of operating lease liabilities	$1,734

Balance sheet classification
Current lease liabilities	$534
Long-term lease liabilities	1,200
Total operating lease liabilities	$1,734

Other information
Weighted-average remaining lease term (months)	44
Weighted-average discount rate for operating leases	5.88%

NOTE 5 – REVENUE

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 99% of the Company’s total revenue for the twelve months ended December 31, 2020 and 2019.

Nature of Products and Services

Hardware

The Company generally has one performance obligation in its arrangements involving the sales of radio frequency solutions, digital signal processing hardware, power meters, analyzers, noise/signal generators, phase noise analyzers and other components. When the terms of a contract include the transfer of multiple products, each distinct product is identified as a separate performance obligation. Generally, satisfaction occurs when control of the promised goods is transferred to the customer in exchange for consideration in an amount for which we expect to be entitled. Generally, control is transferred when legal title of the asset moves from the Company to the customer. We sell our products to a customer based on a purchase order, and the shipping terms per each individual order are primarily used to satisfy the single performance obligation. However, in order to determine control has transferred to the customer, the Company also considers:

●	when the Company has a present right to payment for the asset
●	when the Company has transferred physical possession of the asset to the customer
●	when the customer has the significant risks and rewards of ownership of the asset
●	when the customer has accepted the asset

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Software

Arrangements involving licenses of software in the CommAgility brand may involve multiple performance obligations, most notably subsequent releases of the software. The Company has concluded that each software release in a multiple deliverable arrangement involving CommAgility software licenses is a distinct performance obligation and, accordingly, transaction price is allocated to each release when the customer obtains control of the software.

Performance obligations that are not distinct at contract inception are combined. Specifically, with the Company’s sales of software, contracts that include customization may result in the combination of the customization services with the license as one distinct performance obligation and recognized over time. The duration of these performance obligations are typically one year or less.

Services

Arrangements involving calibration and repair services of the Company’s products are generally considered a single performance obligation and are recognized as the services are rendered.

Shipping and Handling

Shipping and handling activities performed after the customer obtains control are accounted for as fulfillment activities and recognized as cost of revenues.

Significant Judgments

For the Company’s more complex software and services arrangements significant judgment is required in determining whether licenses and services are distinct performance obligations that should be accounted for separately, or, are not distinct and thus accounted for together. Further, in cases where we determine that performance obligations should be accounted for separately, judgment is required to determine the standalone selling price for each distinct performance obligation.

Certain of the Company shipments include a limited return right. In accordance with Topic 606 the Company recognizes revenue net of expected returns.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets (unbilled revenue) or contract liabilities (deferred revenue) on the Company’s Consolidated Balance Sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Unbilled revenue is $260,000 and $147,000 as of December 31, 2020 and 2019, respectively, and recorded in prepaid expenses and other current assets. Deferred revenue is $924,000 and $42,000 as of December 31, 2020 and 2019, respectively. The increase in deferred revenue from the prior year is primarily due to billings in advance of revenue recognition for certain CommAgility projects involving multiple performance obligations.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Total net revenues by revenue type
Passive and active RF solutions	$17,633	$21,830
Noise generators and components	13,356	6,198
Power meters and analyzers	5,737	6,109
Signal processing hardware	1,672	13,013
Software licenses	1,284	14
Services	2,066	1,757
Total net revenue	$41,748	$48,921

Total net revenues by geographic areas
Americas	$31,329	$30,161
EMEA	6,329	16,500
APAC	4,090	2,260
Total net revenue	$41,748	$48,921

Net revenues are attributable to a geographic area based on the destination of the product shipment.

The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2020 and 2019, sales in the United States amounted to $30.6 million and $30.0 million, respectively.

For the year ended December 31, 2020 shipments to the EMEA region were largely concentrated in the UK, Russia and France. Shipments to the UK, Russia and France in 2020 amounted to $1.7 million, $897,000 and $859,000, respectively. For the year ended December 31, 2019 shipments to the EMEA region were largely concentrated in the UK, Germany and Italy. Shipments to the UK, Germany and Italy in 2019 amounted $12.7 million, $737,000 and $506,000, respectively.

The largest concentration of shipments in the APAC region is to China. For the years ended December 31, 2020 and 2019, shipments to China amounted to $2.0 million and $1.3 million, of all shipments to the APAC region, respectively. There were no other shipments significantly concentrated in one country in the APAC region.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	Holzworth	Microlab	CommAgility	Total
Balance as of January 1, 2019	$-	$1,351	$8,427	$9,778
Foreign currency translation	-	-	291	291
Balance as of December 31, 2019	-	1,351	8,718	10,069
Holzworth acquisition	6,000	-	-	6,000
Goodwill impairment	-	-	(4,742)	(4,742)
Foreign currency translation	-	-	185	185
Balance as of December 31, 2020	$6,000	$1,351	$4,161	$11,512

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

Intangible assets consist of the following (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer relationships	$5,075	$(2,564)	$121	$2,632
Patents	615	(491)	26	150
Proprietary technology	1,550	(142)	-	1,408
Non-compete agreements	1,107	(1,150)	43	-
Holzworth tradename	400	(31)	-	369
CommAgility tradename	629	-	54	683
Total	$9,376	$(4,378)	$244	$5,242

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Translation	Net Carrying Amount
Customer relationships	$2,766	$(1,644)	$113	$1,235
Patents	615	(365)	25	275
Non-compete agreements	1,107	(1,101)	43	49
CommAgility tradename	629	-	31	660
Total	$5,117	$(3,110)	$212	$2,219

Amortization of acquired intangible assets was $1.3 million and $1.1 million for the twelve months ended December 31, 2020 and 2019, respectively. Amortization of proprietary technology is included in costs of revenues in the Consolidated Statements of Operations and Comprehensive Income/(Loss). Amortization of all other acquired intangible assets is included in general and administrative expenses.

The estimated future amortization expense related to intangible assets is as follows as of December 31, 2020 (in thousands):

2021	$1,307
2022	665
2023	573
2024	573
2025	573
Thereafter	868
Total	$4,559

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consist of the following as of December 31 (in thousands):

	2020	2019
Machinery & computer equipment/software	$9,085	$8,662
Furniture & fixtures	483	461
Leasehold improvements	1,358	1,331
Gross property, plant and equipment	10,926	10,454

Less: Accumulated depreciation	9,102	8,307
Net property, plant and equipment	$1,824	$2,147

Depreciation expense of $1.1 million and $841,000 was recorded for the years ended December 31, 2020 and 2019, respectively.

NOTE 8 - OTHER ASSETS

Other assets consist of the following as of December 31 (in thousands):

	2020	2019
Product demo assets	$187	$128
Debt issuance costs - Revolver	127	91
Deferred costs	82	82
Income tax receivable	65	230
Security deposit	63	50
Deferred S3 costs	-	255
Other	37	38
Total	$561	$874

Product demo assets are net of accumulated amortization expense of $397,000 and $317,000 as of December 31, 2020 and 2019, respectively. Amortization expense related to demo assets was $84,000 and $249,000 in 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of December 31 (in thousands):

	2020	2019
Holzworth earnout	$3,423	$-
Holzworth deferred purchase price	950	-
Payroll and related benefits	864	308
Commissions	605	430
Goods received not invoiced	458	346
Professional fees	331	464
Sales and use and VAT tax	315	355
Return reserve	212	199
Warranty reserve	140	160
Bonus	123	126
Harris arbitration liability	116	49
Severance	-	102
Other	460	118
Total	$7,997	$2,657

NOTE 10 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718. The Company’s results for the years ended December 31, 2020 and December 31, 2019 include stock based compensation expense totaling $474,000 and $584,000, respectively. Such amounts have been included in the Consolidated Statement of Operations and Comprehensive Income/(Loss) within operating expenses.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of December 31, 2020, there are approximately 227,000 shares available for issuance under the 2012 Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The following summarizes the components of stock-based compensation expense for the years ending December 31 (in thousands):

	2020	2019
Service based restricted stock awards	$117	$278
Service based restricted stock units	205	245
Performance based stock options	99	(90)
Service based stock options	53	151
	$474	$584

As of December 31, 2020, $423,000 of unrecognized compensation costs related to unvested stock options is expected to be recognized over a remaining weighted average period of 4.9 years, $93,000 of unrecognized compensation costs related to unvested restricted shares is expected to be recognized over a remaining weighted average period of 2.3 years and $81,000 of unrecognized compensation costs related to unvested restricted stock units is expected to be recognized over 6 months.

During the twelve months ended December 31, 2020 the Company reversed $6,000 and $16,000 in share based compensation expense related to 6,250 unvested stock options and 16,667 unvested restricted shares, respectively, which were forfeited as a result of an employee exiting the company.

During the twelve months ended December 31, 2019 the Company reversed $121,000 in share based compensation expense related to 240,000 unvested stock options that were forfeited as a result of employees exiting the company.

Restricted Common Stock Awards

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved equity compensation plans, as of December 31, 2020 and 2019, and changes during the twelve months ended December 31, 2020 and 2019, are presented below:

	2020		2019
Non-vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1	262,540	$1.63	232,123	$1.68
Granted	50,000	$1.20	95,000	$1.56
Vested and issued	(95,203)	$1.66	(64,583)	$1.70
Forfeited	(16,667)	$1.56	-	-
Non-vested as of December 31	200,670	$1.52	262,540	$1.63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

On August 4, 2020 the Company granted 50,000 restricted share awards to our Chief Revenue Officer under the 2012 plan. The fair market value of the award is $1.20 per granted share and the award vests in four equal installments of 12,500 shares on August 1 of 2021, 2022, 2023 and 2024, respectively.

The following table summarizes the restricted common stock awards granted during the years ended December 31, 2020 and 2019 under the 2012 Plan:

	Number of Shares	Fair Market Value per Granted Share	Vesting
2020
8/4/20 – Service grant - Employee	50,000	$1.20	Annual vesting through August 2024

2019
1/11/19 - Service grant - Employees	95,000	$1.56	Annual vesting through January 2022

Restricted Stock Units:

In fiscal 2020 and fiscal 2019 the Company granted Restricted Stock Units (“RSU”) to each of our board members. Each RSU represents the Company’s obligation to issue one share of the Company’s common stock subject to the RSU award agreement and 2012 Plan. The RSUs vest on the day before the first anniversary of the grant date or, if earlier, the effective date of a separation of service due to death or disability, provided the board member has rendered continuous service to the Company as a member of the board of directors from grant date to vesting date. Once vested, the RSU will be settled by delivery of shares to the board member no later than 30 days following: 1) the third anniversary of the grant date, 2) separation from service following, or coincident with, a vesting date, or 3) a change in control.

A summary of the status of the Company’s non-vested restricted stock units, as granted under the Company’s approved equity compensation plans, as of December 31, 2020 and 2019, and changes during the twelve months ended December 31, 2020 and 2019, are presented below:

	2020		2019
Non-vested Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1	147,917	$1.56	125,000	$2.25
Granted	161,507	$1.21	147,917	$1.56
Vested and issued	(147,917)	$1.56	(125,000)	$2.25
Forfeited	-	-	-	-
Non-vested as of December 31	161,507	$1.21	147,917	$1.56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

	Number of Shares	Fair Market Value per Granted Share	Vesting
2020
6/4/2020 - Service grant – Board of Directors	150,000	$1.18	Annual board meeting – June 2021
12/28/2020 – Service grant – Board of Directors	11,507	$1.66	Annual board meeting – June 2021

2019
5/30/2019 - Service grant – Board of Directors	125,000	$1.55	Annual board meeting – June 2020
7/8/2019 – Service grant – Board of Directors	22,917	$1.58	Annual board meeting – June 2020

Performance-Based Stock Option Awards

On August 4, 2020 the Company granted 150,000 performance-based stock options to our Chief Revenue Officer under the 2012 Plan.

On April 7, 2020 the Company granted 970,000 performance-based stock options to various employees under the 2012 Plan.

The performance options granted on both August 4 and April 7, 2020 vest when the Company achieves consolidated revenue targets as outlined in the schedule below:

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

In accordance with ASC 718, compensation expense is recognized over the period from the date the performance conditions are determined to be probable of occurring through the implicit service period, which is the date the applicable conditions are expected to be met. If the performance conditions are not considered probable of being achieved, no expense is recognized until such time as the performance conditions are considered probable of being met, if ever. If the award is forfeited because the performance condition is not satisfied, previously recognized compensation cost is reversed. Management evaluates performance conditions on a quarterly basis. The estimated implicit service period is April 2020 thru December 2025 for the April performance-based options and August 2020 thru December 2025 for the August performance-based options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

A summary of performance-based stock option activity, and related information for the years ended December 31, 2020 and December 31, 2019 follows:

	2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of January 1	105,000	$1.61	305,000	$1.45
Granted	1,120,000	$1.50	-	-
Exercised	(20,000)	$0.78	-	-
Forfeited	-	-	(200,000)	$1.36
Expired	-	-	-	-
Outstanding as of December 31	1,205,000	$1.52	105,000	$1.61

Exercisable at December 31	-	-	20,000	$0.78

As of December 31, 2020, none of the performance-based stock options outstanding were exercisable as the performance metrics were not met. The aggregate intrinsic value of performance-based stock options outstanding that were “in the money” (exercise price was lower than market price) as of December 31, 2020 was $325,000 and the weighted average remaining life was 7.7 years.

The aggregate intrinsic value of performance-based stock options outstanding that were “in the money” (exercise price was lower than the market price) as of December 31, 2019 was $13,000 and the weighted average remaining contractual life was 1.0 years. As of December 31, 2019, 20,000 performance-based stock options were exercisable.

The range of exercise prices of outstanding performance-based options at December 31, 2020 is $1.20 to $1.83 with a weighted average exercise price of $1.52 per share.

Service-Based Stock Option Awards

A summary of service-based stock option activity and related information for the years ended December 31, 2020 and 2019 follows:

	2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of January 1	1,950,000	$1.52	1,975,000	$1.52
Granted	-	-	15,000	$1.56
Exercised	-	-	-	-
Forfeited	(6,250)	$1.66	(40,000)	$1.52
Expired	(18,750)	$1.66	-	-
Outstanding as of December 31	1,925,000	$1.52	1,950,000	$1.52

Exercisable at December 31	1,736,250	$1.51	1,515,000	$1.50

The aggregate intrinsic value of service-based stock options outstanding that were “in the money” (exercise price was lower than the market price) as of December 31, 2020 was $455,000 and the weighted average remaining contractual life was 6 years. The aggregate intrinsic value of exercisable “in the money” service-based stock options as of December 31, 2020 was $415,000 and the weighted average remaining contractual life was 6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

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

The range of exercise prices of outstanding service-based options at December 31, 2020 is $1.30 to $1.92 with a weighted average exercise price of $1.52 per share.

The following table presents the assumptions used to estimate the fair value of stock option awards granted during the twelve months ended December 31, 2020 and 2019:

	Number of Options	Option Term (in years)	Exercise Price	Risk Free Interest Rate	Expected Volatility	Fair Value at Grant Date	Expected Dividend Yield
2020
4/7/2020 – Performance grant - Employees	970,000	10	$1.50	0.48%	50.85%	$0.86	$0.00
8/4/2020 – Performance grant - Employees	150,000	10	$1.20	0.19%	52.06%	$1.20	$0.00

2019
1/11/2019 – Service Grant - Employees	15,000	3	$1.56	2.52%	49.80%	$0.56	$0.00

NOTE 11 - SEGMENT AND RELATED INFORMATION

In June 2020, as a result of certain internal reorganizations completed over the prior six to nine months, the Company concluded it now operates as one reportable segment in accordance with ASC 280 Segment Reporting. Prior to June 2020 the Company operated as three reportable segments. In June 2020 we determined that the Chief Operating Decision Maker (“CODM”) as defined in ASC 280 evaluates operating results and makes decisions on how to allocate resources at the consolidated level. Although the CODM reviews key performance indicators including bookings, shipments and gross profit at a product group level, this information by itself is not sufficient enough to make operating decisions. Rather, operating decisions are made based on review of consolidated profitability metrics rather than the individual results of each product group.

NOTE 12 - RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2020 and 2019 amounted to $44,000 and $286,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 13 - INCOME TAXES

The components of income tax (benefit)/expense related to net income/(loss) from operations are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Current:
Federal	$-	$(9)
State	73	45
Foreign	(1,060)	(859)
Deferred:
Federal	182	(188)
State	129	(233)
Foreign	(133)	(128)
Total	$(809)	$(1,372)

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to operations:

	Years Ended December 31,
	2020	2019
	% of Pre Tax Earnings	% of Pre Tax Earnings
Statutory federal income tax rate	(21.0)%	(21.0)%
State income tax net of federal tax benefit	(6.6)	0.1
Foreign rate difference	7.7	7.2
Change in valuation allowance	9.4	(10.6)
Permanent differences	8.5	0.9
Research and development incentive	(8.1)	(53.1)
Global intangible low-taxed income	-	1.3
Other	1.1	(1.6)
Total	(9.0)%	(76.8)%

In 2020, the difference between the statutory and effective tax rate is due primarily to permanent differences between U.S. GAAP book income and taxable income including the goodwill impairment charge for the CommAgility reporting unit and the loss on contingent consideration related to the Holzworth earnout. Additionally, in 2020 the difference between the statutory and effective tax rate was due to an increase in the state net operating loss valuation allowance and research and development deductions in the United Kingdom. In 2019, the difference between the statutory and effective tax rate is due primarily to research and development deductions in the United Kingdom and a reduction in the state net operating loss valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

The components of deferred income taxes are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$11,888	$11,538
Inventory	509	397
Research and development credit	648	648
Stock compensation	335	285
Other	280	326
Gross deferred tax asset	13,660	13,194
Less valuation allowance	(7,668)	(6,652)
Total deferred tax asset	$5,992	$6,542

Deferred tax liabilities:
Goodwill and intangible assets	(368)	(757)
Fixed assets	(300)	(275)
Total deferred tax liability	$(668)	$(1,032)

Net deferred tax asset	$5,324	$5,510

The Company has domestic federal and state net operating loss carryforwards as of December 31, 2020 of approximately $16.3 million and $42.4 million, respectively, which begin to expire in 2029. $600,000 of the federal net operating loss carryforward and $1.6 million of state net operating loss carryforward has no expiration. The Company also has foreign net operating loss carryforwards at December 31, 2020 of approximately $15.7 million for German trade tax purposes, which has no expiration.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowances of $7.7 million and $6.7 million at December 31, 2020 and 2019, respectively, are associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of December 31, 2020, management believes that it is more likely than not that the Company will fully realize the benefits of its deferred tax assets associated with its domestic federal net operating loss carryforward.

The Company does not have any significant unrecognized tax positions and does not anticipate a significant increase or decrease in unrecognized tax positions within the next twelve months.

The Company has elected to record taxes related to the global intangible low-taxed income as a period cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Warranties

The Company typically provides one to three year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers.

Legal Proceeding

As previously disclosed, on June 5, 2019, L3Harris Corporation (“Harris”) filed a request for arbitration before the American Arbitration Association in accordance with the terms of an executed purchase order, statement of work and software license agreement (collectively referred to as “Agreements”) with CommAgility entered into in 2014. Harris claimed that CommAgility breached the Agreements by offering for sale, marketing, and promoting techniques, capabilities, products and services that incorporate Work Product, as defined in the Agreements, owned by Harris. In its arbitration demand, Harris claimed that CommAgility caused Harris significant monetary damages, the sum of which could not be determined until such time as discovery has been conducted but was estimated by Harris to be less than $250,000. Harris did not include a request for monetary damages in its Statement of Claim, which was filed with the arbitration panel on May 22, 2020. On December 10, 2020, Harris released CommAgility from any and all claims that Harris may have had against CommAgility related to the Agreements before arbitration proceedings began. In 2020, the Company incurred approximately $50,000 in legal expense related to this matter. The remainder of legal expenses incurred in 2019 and 2020 related to this matter were covered under our professional indemnity insurance policy.

Risks and Uncertainties

The Company has been and continues to be unable to accurately predict the full impact that the COVID-19 Pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, the nature and length of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding possible treatments and rollout of vaccines, along with the effectiveness of our response. Our compliance with containment and mitigation measures has impacted our day-to-day operations and is expected to continue to disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, at least through the third quarter of 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 15 – SUBSEQUENT EVENTS

Second Amendment to Holzworth Share Purchase Agreement

On February 19, 2021, the Company entered into the Second Amendment with Holzworth and Sellers. The Second Amendment, among other things, converted the second deferred purchase price of $750,000 into unsecured seller notes with interest at an annual rate of 6.5% starting from April 1, 2021 until final payment. The payment date has been changed from March 31, 2021 to three equal installments of $250,000, plus accrued interest, due on July 1, 2021, October 1, 2021 and January 1, 2022.

Additionally, the parties amended the payment dates of the earnout consideration. The payment date of the first earnout payment based on the financial results of the calendar year ended 2020 (“Year 1 Earnout”) has been amended from March 31, 2021 to (i) six (6) equal quarterly installments of 10% of the Year 1 Earnout payable on the last business day of each calendar quarter between June 30, 2021 and September 30, 2022 and (ii) one (1) installment payment equal to 40% of the Year 1 Earnout on December 31, 2022. The Year 1 Earnout is payable in cash or shares of the Company’s common stock based on the 90 trading day volume weighted average price immediately preceding final determination of the Year 1 Earnout or $2.19 per share. The estimated payment for the Year 1 Earnout is $3.4 million which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheet as of December 31, 2020.

The parties also amended the provisions with respect to restrictions on transfer to adjust for the change in timing of earnout payments, as described above. Finally, the parties added a requirement that any earned but unpaid earnout consideration will be accelerated in the event the Company desires to enter into a material asset or equity acquisition in the future.

Second Amendment to Muzinich Credit Agreement and Limited Waiver

On February 25, 2021, the Company, its subsidiaries and Muzinich entered into Amendment 2, in which Muzinich agreed to waive the Company’s obligation to comply with the consolidated leverage ratio and fixed charge coverage ratio financial covenants in the Term Loan Facility for the fiscal quarter ending December 31, 2020. We were not in compliance with such covenants primarily as a result of the impact the COVID-19 pandemic had on our consolidated financial results. Amendment 2, among other things, amended the definition of consolidated EBITDA to include certain cash tax benefits related to our UK tax jurisdiction and reduced our consolidated leverage ratio for the twelve month periods ended September 30, 2021 from 3.00 to 2.75, December 31, 2021 from 2.75 to 2.25, March 31, 2022 from 2.50 to 2.00 and June 30, 2022 from 2.25 to 2.00. Additionally, the interest rate margin was increased from 7.25% to 9.25% effective January 1, 2021 and will step down to 8.50% and 7.25% upon the Company achieving consolidated EBITDA on a trailing twelve-month basis of $4.0 million and $6.3 million, respectively. Muzinich and the Company also agreed on an excess cash flow payment of $428,000 and Muzinich provided consent for the Company to enter into the aforementioned notes with the Holzworth Sellers in the amount of $750,000, as described above.

Amendment No. 7 to the Loan and Security Agreement with Bank of America, N.A.

On February 25, 2021, the Company, its subsidiaries and Bank of America entered into Amendment No. 7 which revised the Credit Facility to accommodate the changes to the deferred purchase price payments to and notes with the Holzworth sellers as described above and provided Bank of America’s consent to the Company entering into the Muzinich Second Amendment, as described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Telecom Group, Inc.

NOTE 16– SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data from operations (in thousands, except per share amounts).

2020	Quarter
	1st	2nd	3rd	4th
Net revenues	$9,429	$11,108	$10,868	$10,343
Gross profit	4,428	5,668	5,654	5,218
Operating income/(loss)	(1,354)	(59)	(348)	(6,336)
Net income/(loss)	(1,147)	(668)	(775)	(5,498)
Diluted earnings/(loss) per share	$(0.05)	$(0.03)	$(0.04)	$(0.25)

2019	Quarter
	1st	2nd	3rd	4th
Net revenues	$13,032	$13,508	$10,812	$11,569
Gross profit	5,727	6,133	4,825	5,604
Operating income/(loss)	(398)	146	(677)	(550)
Net income/(loss)	(345)	157	(460)	235
Diluted earnings/(loss) per share	$(0.02)	$0.01	$(0.02)	$0.01

NOTE: The quarterly amounts above may not add to the full year Consolidated Statements of Operations and Comprehensive Income/(Loss) due to rounding

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is set forth under “Director Nominees and Executive Officers of the Company”, “Code of Business Conduct and Ethics” and “Corporate Governance Guidelines and Committees of the Board of Directors” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item is set forth under “Executive Compensation”, “Compensation for the Named Executive Officers in 2020 and 2019”, “Director Compensation for 2019” and “Certain Relationships and Related Transactions” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about our equity compensation plans is set forth under “Equity Compensation Plan Information” in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The information about security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Committees of the Board of Directors” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item is set forth under “Fees Paid to Principal Accountants” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2020 and 2019
		Consolidated Statements of Operations and Comprehensive Loss for the Two Years ended December 31, 2020
		Consolidated Statements of Changes in Shareholders’ Equity for the Two Years ended December 31, 2020
		Consolidated Statements of Cash Flows for the Two Years ended December 31, 2020
		Notes to Consolidated Financial Statements

	(2)	All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

	(3)	Exhibits

3.1	Restated Certificate of Incorporation of Wireless Telecom Group, Inc. (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group Inc.’s Annual Report on Form 10-K/A filed on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2016, Commission File No. 011-11916)

10.1*	2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Annex A to the Definitive Proxy Statement of Wireless Telecom Group, Inc., filed with the SEC on April 30, 2012)

10.2*	Form of Restricted Stock Award Agreement under 2012 Incentive Compensation Plan (incorporated herein by reference Exhibit 10.11 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission file No. 1-11916)

10.3*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2013, Commission File No. 1-11916)

10.4*	Amended and Restated 2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Appendix A to Wireless Telecom Group Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2014)

10.5*	Officer Incentive Compensation Plan of Wireless Telecom Group, Inc., dated April 22, 2015 (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 10-Q, filed with the SEC on May 13, 2015)

10.6	Fifth Amendment to Lease Agreement, dated May 1, 2015 and retroactively effective as of April 1, 2015, by and between Icon Keystone NJP III Owner Pool 4 NJ, LLC and Boonton Electronics Corporation (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 12, 2015, Commission File No. 001-11916)

10.7*	Executive Employment Agreement, dated June 30, 2016, between Wireless Telecom Group, Inc. and Timothy Whelan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 001-11916)

10.8*	Employment Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Michael Kandell (incorporated herein by reference to Exhibit 10.12 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 20, 2017, Commission File No. 001-11916)

10.9	Settlement Agreement and Site Release, dated December 16, 2016, by and among Wireless Telecom Group, Inc., Boonton Electronics Corp., WTT Acquisition Corp., Century Indemnity Company, as successor to Insurance Company of North America and Federal Insurance Company (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on December 22, 2016, Commission File No. 001-11916)

10.10	Share Purchase Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Wireless Telecommunications, Ltd., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.11	Registration Rights Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.12	Lock Up Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.13	Voting Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.14	Loan and Security Agreement, dated February 16, 2017, Wireless Telecom Group, Inc. Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.15	Amendment No. 1 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated August 3, 2017 (incorporated herein by reference to Exhibit 10.6 to Wireless Telecom Group’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916)

10.16*	Amendment to Executive Employment Agreement by and between Wireless Telecom Group, Inc. and Timothy Whelan dated June 9, 2017 (incorporated herein by reference to Exhibit 10.8 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916)

10.17*	Form of non-employee director Restricted Stock Unit grant agreement (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed August 8, 2018, Commission File No. 001-11916)

10.18*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan for grants after February 11, 2019 (incorporated herein by reference to Exhibit 10.26 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2020, Commission File No. 001-11916)

10.19*	Form of Restricted Stock Award Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan for grants after February 11, 2019 (incorporated herein by reference to Exhibit 10.27 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2020, Commission File No. 001-11916)

10.20	Amendment No. 3 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated February 26, 2019 (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group’s Quarterly Report on Form 10-Q filed on March 5, 2019, Commission File No. 001-11916)

10.21	Amendment No. 4 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated November 8, 2019 (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group’s Quarterly Report on Form 10-Q filed on November 14, 2019, Commission File No. 001-11916)

10.22	Share Purchase Agreement, dated as of November 13, 2019, among Wireless Telecom Group Inc., Holzworth Instrumentation Inc., Jason Breitbarth, Joe Koebel and Leyla Bly, and Jason Breitbarth as the designated representative of Sellers (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on November 18, 2019, Commission File No. 001-11916)

10.23	Form of Lock-up and Voting Agreement (incorporated herein by reference to Exhibit 99.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on November 18, 2019, Commission File No. 001-11916)

10.24	First Amendment to Share Purchase Agreement, dated January 31, 2020, by and among Wireless Telecom Group, Inc. and Holzworth Instrumentation Inc., Jason Breitbarth, Joe Koebel and Leyla Bly (“Sellers”), and Jason Breitbarth as the designated representative of Sellers (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 3, 2020, Commission File No. 001-11916)

10.25	Credit Agreement, dated as of February 7, 2020, among Wireless Telecom Group, Inc., as the Borrower, and Certain Subsidiaries of the Borrower Identified Herein, as the Guarantors, and Muzinich BDC, Inc., as the Lender dated February 7, 2020. Schedules and exhibits omitted pursuant to Regulation S-K, Item 601(a)(5); will be furnished to the Securities and Exchange Commission upon request. (incorporated herein by reference to Exhibit 10.33 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2020, Commission File No. 001-11916)

10.26	Amendment No. 5 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronics Corporation, Microlab/FXR LLC, Holzworth Instrumentation, Inc., CommAgility Limited, and Bank of America, N.A. dated February 7, 2020 (incorporated herein by reference to Exhibit 10.34 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2020, Commission File No. 001-11916)

10.27	Warrant dated February 7, 2020, by Wireless Telecom Group, Inc. in favor of Muzinich BDC, Inc. (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 13, 2020, Commission File No. 001-11916)

10.28	Bank of America Promissory Note in the principal amount of $2,044,935.00(incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 7,2020, Commission File No. 001-11916)

10.29	Amendment No. 6 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronics Corporation, Microlab/FXR LLC, Holzworth Instrumentation, Inc., CommAgility Limited, and Bank of America, N.A. dated May 4, 2020 (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 7, 2020, Commission File No. 001-11916)

10.30	First Amendment to Credit Agreement among Wireless Telecom Group, Inc., as the Borrower, and Certain Subsidiaries of the Borrower Identified Herein, as the Guarantors, and Muzinich BDC, Inc., as the Lender dated May 4, 2020 (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 7, 2020, Commission File No. 001- 1916).

10.31	Amendment No. 7 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronics Corporation, Microlab/FXR LLC, Holzworth Instrumentation, Inc., CommAgility Limited, and Bank of America, N.A. dated February 25, 2021

10.32	Second Amendment to Credit Agreement among Wireless Telecom Group, Inc., as the Borrower, and Certain Subsidiaries of the Borrower Identified Herein, as the Guarantors, and Muzinich BDC, Inc., as the Lender dated February 25, 2021

10.33	Second Amendment to Share Purchase Agreement, dated February 19, 2021, by and among Wireless Telecom Group, Inc. and Holzworth Instrumentation Inc., Jason Breitbarth, Joe Koebel and Leyla Bly(“Sellers”), and Jason Breitbarth as the designated representative of Sellers

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, LLP)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

100.1	The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 19, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Securities 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*	Denotes a management contract or compensatory plan or arrangement.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 19, 2021	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan L. Bazaar	Chairman of the Board	March 19, 2021
Alan L. Bazaar

/s/ Timothy Whelan	Chief Executive Officer	March 19, 2021
Timothy Whelan

/s/ Michael Kandell	Chief Financial Officer	March 19, 2021
Michael Kandell

/s/ Joseph Garrity	Director	March 19, 2021
Joseph Garrity

/s/ Mitchell Herbets	Director	March 19, 2021
Mitchell Herbets

/s/ Michael Millegan	Director	March 19, 2021
Michael Millegan

/s/ Allan D.L. Weinstein	Director	March 19, 2021
Allan D.L. Weinstein

/s/ Joseph Manko	Director	March 19, 2021
Joseph Manko

/s/ Jennifer Fritzsche	Director	March 19, 2021
Jennifer Fritzsche

