Form 10-Q
period 2021-03-31
WIRELESS TELECOM GROUP INC
filed 2021-05-13
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes [  ] No [X]

Number of shares of Common Stock outstanding as of May 1, 2021: 21,660,318

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	March 21 2021	December 31 2020
CURRENT ASSETS
Cash & cash equivalents	$3,880	$4,910
Accounts receivable - net of reserves of $146 and $143, respectively	6,378	5,520
Inventories - net of reserves of $1,192 and $1,129 respectively	9,261	8,796
Prepaid expenses and other current assets	2,539	2,172
TOTAL CURRENT ASSETS	22,058	21,398

PROPERTY PLANT AND EQUIPMENT - NET	1,748	1,824

OTHER ASSETS
Goodwill	11,557	11,512
Acquired intangible assets, net	4,929	5,242
Deferred income taxes	5,701	5,701
Right of use assets	1,549	1,680
Other assets	557	561
TOTAL OTHER ASSETS	24,293	24,696

TOTAL ASSETS	$48,099	$47,918

CURRENT LIABILITIES
Short term debt	$84	$512
Accounts payable	2,118	1,546
Short term leases	546	534
Accrued expenses and other current liabilities	6,351	7,997
Deferred revenue	708	924
TOTAL CURRENT LIABILITIES	9,807	11,513

LONG TERM LIABILITIES
Long term debt	8,933	8,895
Long term leases	1,060	1,200
Other long term liabilities	2,128	82
Deferred tax liability	381	377
TOTAL LONG TERM LIABILITIES	12,502	10,554

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized 34,888,904 and 34,888,904 shares issued, 21,660,318 and 21,669,361 shares outstanding	349	349
Additional paid in capital	50,277	50,163
Retained earnings	(1,179)	(946)
Treasury stock at cost, 13,228,586 and 13,219,543 shares	(24,573)	(24,556)
Accumulated other comprehensive income	916	841
TOTAL SHAREHOLDERS’ EQUITY	25,790	25,851

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,099	$47,918

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31
	2021	2020
Net revenues	$11,321	$9,429

Cost of revenues	5,376	5,001

Gross profit	5,945	4,428

Operating expenses
Research and development	1,382	1,578
Sales and marketing	1,713	1,717
General and administrative	2,862	2,487
Total operating expenses	5,957	5,782

Operating loss	(12)	(1,354)

Other income	24	239
Interest expense	(297)	(225)

Loss before taxes	(285)	(1,340)

Tax benefit	(52)	(193)
Net Loss	$(233)	$(1,147)

Other comprehensive income/(loss):
Foreign currency translation adjustments	75	(935)
Comprehensive loss	$(158)	$(2,082)

Loss per share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)

Weighted average shares outstanding:
Basic	21,742	21,398
Diluted	21,742	21,398

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months
	Ended March 31
	2021	2020
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(233)	$(1,147)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	530	524
Amortization of debt issuance fees	83	63
Share-based compensation expense	114	81
Deferred rent	(7)	(7)
Deferred income taxes	-	(32)
Provision for doubtful accounts	3	(5)
Inventory reserves	61	21
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(853)	58
Inventories	(517)	(127)
Prepaid expenses and other assets	(254)	355
Accounts payable	606	230
Accrued expenses and other liabilities	235	(143)
Net cash used by operating activities	(232)	(129)

CASH FLOWS USED BY INVESTING ACTIVITIES
Capital expenditures	(144)	(51)
Acquisition of business, net of cash acquired	(200)	(7,189)
Net cash used by investing activities	(344)	(7,240)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES
Revolver borrowings	-	8,073
Revolver repayments	-	(8,471)
Term loan borrowings	-	8,400
Term loan repayments	(449)	(363)
Debt issuance fees	-	(1,056)
Shares withheld for employee taxes	(17)	(26)
Net cash provided/(used) by financing activities	(466)	6,557

Effect of Exchange Rate Changes on Cash and Cash Equivalents	12	(228)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,030)	(1,040)

Cash and Cash Equivalents, at Beginning of Period	4,910	4,245

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,880	$3,205

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$213	$146
Cash paid during the period for income taxes	$13	$28

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2020	34,488,252	$345	$49,062	$7,142	$(24,509)	$651	$32,691

Net income/(loss)	-	-	-	(1,147)	-	-	(1,147)
Forfeiture of restricted stock	(16,667)
Issuance of shares in connection with Holzworth acquisition	347,319	3	462	-	-	-	465
Issuance of warrants in connection with term debt	-	-	151	-	-	-	151
Shares withheld for employee taxes	-	-	-	-	(26)	-	(26)
Share-based compensation expense	-	-	81	-	-	-	81
Cumulative translation adjustment	-	-	-	-	-	(935)	(935)
Balances at March 31, 2020	34,818,904	$348	$49,756	$5,995	$(24,535)	$(284)	$31,280

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2021	34,888,904	$349	$50,163	$(946)	$(24,556)	$841	$25,851

Net income/(loss)	-	-	-	(233)	-	-	(233)
Shares withheld for employee taxes	-	-	-	-	(17)	-	(17)
Share-based compensation expense	-	-	114	-	-	-	114
Cumulative translation adjustment	-	-	-	-	-	75	75
Balances at March 31, 2021	34,888,904	$349	$50,277	$(1,179)	$(24,573)	$916	$25,790

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

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate the Company’s fiscal periods ended March 31, 2021 and March 31, 2020, and references to “year-end” indicate the fiscal year ended December 31, 2020.

Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to fairly present the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2020. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with US GAAP have been reduced for interim periods in accordance with SEC rules.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. We base our assumptions, judgements and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary.

The COVID-19 pandemic continued to negatively impact the Company in the first quarter of 2021, with reduced order flow most notably in our Microlab and Boonton brands from periods prior to the pandemic. We believe this is attributable to the impact of the COVID-19 pandemic on customer spending for products related to these brands. Although disruptions related to the COVID-19 pandemic did not impact our estimates and judgements as of the date of this report, it is reasonably possible that our accounting estimates and judgements may change as new events occur and additional information becomes available or is obtained. Furthermore, actual results could differ materially from our estimates as of the date of issuance of this Quarterly Report on Form 10-Q under different assumptions or conditions.

For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

One customer accounted for 12.5% and 12.7% of the Company’s consolidated revenue for the three months ended March 31, 2021 and 2020, respectively.

One customer accounted for 18.8% of consolidated accounts receivable as of March 31, 2021. At December 31, 2020, one customer accounted for 12.7% of consolidated accounts receivable.

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

Contingent Consideration

Under the terms of the Holzworth Share Purchase Agreement, the Company is required to pay additional purchase price in the form of deferred purchase price payments and an earnout based on Holzworth’s financial results for the year ended December 31, 2020. Additional earnout payments may be due if Holzworth achieves certain financial targets for the year ending December 31, 2021.

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

As of March 31, 2021, amounts due for the Holzworth deferred purchase price and earnout were $750,000 and $3.4 million, respectively.

Subsequent Events

There were no subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements, and the notes thereto, through the date the financial statements were issued.

NOTE 2 – Accounting Pronouncements

Recently Adopted Accounting Standards

There have been no changes to our significant accounting policies as described in the 2020 Form 10-K that had a material impact on our consolidated financial statements and related notes.

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

NOTE 3 – Acquisition of Holzworth

On February 7, 2020 the Company completed the acquisition of all of the outstanding shares of Holzworth. Holzworth instruments which include signal generators and phased noise analyzers are used by government labs, the semiconductor industry, and network equipment providers, among others, in research and automated test environments. Holzworth is a complimentary business for our Boonton and Noisecom brands with a common customer base and channel partners.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Accounting for acquisitions requires us to recognize separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

At closing, a portion of the purchase price was paid to the Sellers through the issuance of 347,319 shares of the Company’s common stock, valued at approximately $500,000 based upon a 90-day volume weighted average price for shares of stock of the Company. The shares issued to the Sellers are subject to Lock-up and Voting Agreements.

During 2020, the Company paid $8.3 million in net cash to the Sellers consisting of $7.2 million in cash at close, $600,000 in indemnification holdback payments and $750,000 in deferred purchase price reduced by $292,000 of a working capital adjustment that was owed to the Company by the Sellers. The final indemnification holdback payment of $200,000 was paid on March 31, 2021.

The Sellers earned a second deferred purchase price payment of $750,000 when Holzworth exceeded $1.25 million in EBITDA (as defined in the Share Purchase Agreement) for the twelve months ended December 31, 2020. Additionally, the Sellers earned $3.4 million in additional purchase price in the form of an earnout (“Year 1 Earnout”) which was also based on Holzworth’s EBITDA for the twelve months ended December 31, 2020.

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

Additionally, the parties amended the payment dates of the earnout consideration. The payment date of the Year 1 Earnout has been amended from March 31, 2021 to (i) six (6) equal quarterly installments of 10% of the Year 1 Earnout payable on the last business day of each calendar quarter between June 30, 2021 and September 30, 2022 and (ii) one (1) installment payment equal to 40% of the Year 1 Earnout on December 31, 2022. The Year 1 Earnout is payable in cash or shares of the Company’s common stock based on the 90 trading day volume weighted average price immediately preceding final determination of the Year 1 Earnout or $2.19 per share. The estimated payment for the Year 1 Earnout is $3.4 million, of which $1.4 million is recorded in accrued expenses and other current liabilities and $2.0 million is recorded in other long term liabilities in the consolidated balance sheet as of March 31, 2021.

The Company may also be required to pay additional amounts in cash and stock as earnout consideration based on Holzworth’s EBITDA for the fiscal year ending December 31, 2021 (“Year 2 Earnout”). The Year 2 Earnout will be equal to two times the amount, if any, by which Holzworth’s EBITDA for fiscal year December 31, 2021 exceeds Holzworth’s EBITDA for fiscal year 2020. Pursuant to the Second Amendment, the Year 2 Earnout is payable in four equal quarterly installments payable on the last business day of each calendar quarter between March 31, 2022 and December 31, 2022. The aggregate payments of the Year 1 Earnout and Year 2 Earnout cannot exceed $7.0 million and the aggregate purchase price cannot exceed $17.0 million.

The following table summarizes the components of the purchase price and the allocation of the purchase price at fair value at the acquisition date (in thousands):

Amounts Recognized as of Acquisition Date
Cash at close	$7,219
Equity issued at close	465
Purchase price holdback	800
Working capital adjustment	(292)
Deferred purchase price	1,410
Contingent consideration	2,440

Total purchase price	12,042

Cash	30
Accounts receivable	514
Inventory	1,438
Intangible assets	4,260
Other assets	967
Fixed assets	144
Accounts payable	(129)
Accrued expenses	(429)
Deferred revenue	(13)
Other long term liabilities	(740)

Net assets acquired	6,042

Goodwill	$6,000

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, assembled workforce, organic growth and other benefits that are expected to arise from integrating Holzworth into our operations. The goodwill recorded in this transaction is expected to be tax deductible.

The Company’s post acquisition consolidated goodwill is shown below (in thousands):

	Holzworth	Microlab	CommAgility	Total
Balance as of January 1, 2020	$-	$1,351	$8,718	$10,069
Holzworth acquisition	6,000	-	-	6,000
Goodwill Impairment	-	-	(4,742)	(4,742)
Foreign currency translation	-	-	185	185
Balance as of December 31, 2020	$6,000	$1,351	$4,161	$11,512
Foreign currency translation	-	-	45	45
Balance as of March 31, 2021	$6,000	$1,351	$4,206	$11,557

NOTE 4 – Debt

Debt consists of the following (in thousands):

March 31, 2021
Revolver at LIBOR plus margin	$-
Term loan at LIBOR plus margin	7,867
Less: Debt issuance costs, net of amortization	(779)
Less: Fair value of warrants, net of amortization	(116)
Paycheck Protection Program loan	2,045
Total Debt	9,017
Less: Debt maturing within one year	(84)
Non-current portion of long term debt	$8,933

Term loan payments by period (in thousands):

Remainder of 2021	$63
2022	2,129
2023	84
2024	84
2025	7,552
Thereafter	-
Total	$9,912

In connection with the Holzworth Acquisition, on February 7, 2020, the Company, as borrower, and its subsidiaries, as guarantors, and Muzinich BDC, Inc., as lender (“Muzinich”), entered into a Term Loan Facility, which provides for a term loan in the principal amount of $8.4 million (the “Initial Term Loan”). All proceeds of the Initial Term Loan were used to fund the cash portion of the purchase price for the Holzworth acquisition. Principal payments on the Initial Term Loan are $21,000 per quarter with a balloon payment at maturity which is February 7, 2025. The Term Loan Facility included an upfront fee of 2.50% of the aggregate principal amount of the Initial Term Loan. In connection with the Term Loan Facility, the Company incurred costs of $1.0 million, including the aforementioned 2.50% upfront fee to Muzinich, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the loan.

On May 4, 2020, the Company entered into the First Amendment to the Term Loan Facility which, among other things, amended the definition of “Indebtedness” to include the PPP (as defined below) loan as long as the proceeds are used for allowable purposes under the CARES Act, the receipt of the loan does not violate the Credit Facility and the Company submits an application for forgiveness and substantially all of the loan is forgiven. The Company submitted its application for forgiveness in the first quarter of 2021.

On February 25, 2021, the Company and its subsidiaries entered into the Second Amendment to the Credit Agreement and Limited Waiver (“Amendment 2”) with Muzinich, in which Muzinich agreed to waive the Company’s obligation to comply with the consolidated leverage ratio and fixed charge coverage ratio financial covenants in the Term Loan Facility for the fiscal quarter ending December 31, 2020. We were not in compliance with such covenants primarily as a result of the impact the COVID-19 pandemic had on our consolidated financial results. Amendment 2, among other things, amended the definition of consolidated EBITDA to include certain cash tax benefits related to our U.K. tax jurisdiction and reduced our consolidated leverage ratio for the twelve month periods ended September 30, 2021 from 3.00 to 2.75, December 31, 2021 from 2.75 to 2.25, March 31, 2022 from 2.50 to 2.00 and June 30, 2022 from 2.25 to 2.00. Additionally, the interest rate margin was increased from 7.25% to 9.25% effective January 1, 2021 and will step down to 8.50% and 7.25% upon the Company achieving consolidated EBITDA on a trailing twelve-month basis of $4.0 million and $6.3 million, respectively. Muzinich and the Company also agreed on an excess cash flow payment of $428,000 which was made in March 2021 and Muzinich provided consent for the Company to change the deferred purchase price payments to and enter into notes with the Holzworth sellers in the amount of $750,000, as described above in Note 3.

The Company entered into a Credit Facility with Bank of America, N.A. on February 16, 2017 (the “Credit Facility”), which provided for a term loan in the aggregate principal amount of $760,000 (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the Credit Facility) of up to a maximum availability of $9.0 million (“Revolver Commitment Amount”). The borrowing base is calculated as a percentage of eligible accounts receivable and inventory, as defined, subject to certain caps and limits. The borrowing base is calculated on a monthly basis and interest is calculated at LIBOR plus a margin. The proceeds of the Term Loan and Revolver were used to finance the acquisition of CommAgility in 2017.

In connection with the Acquisition, on February 7, 2020, the Company and certain of its subsidiaries (the “Borrowers”), and Bank of America, N.A. entered into Amendment No. 5 (the “Amendment”) to the Credit Facility. By entering into the Amendment, Holzworth, together with CommAgility Limited, became borrowers under the Credit Facility. The obligations of the Borrowers under the Credit Facility are guaranteed by Wireless Telecom Group, Ltd. CommAgility Limited and Wireless Telecom Group, Ltd. are both wholly owned subsidiaries of the Company. Additionally, the Company prepaid the remaining principal balance of the BOA Term Loan in the amount of $304,000.

On May 4, 2020, the Company, its subsidiaries and Bank of America entered into Amendment No. 6 which, among other things, amended the definition of “Debt” to include the PPP loan as long as the proceeds are used for allowable purposes under the CARES Act and the Company promptly submits an application for forgiveness and substantially all of the loan is forgiven. The Company submitted its application for forgiveness in the first quarter of 2021.

On February 25, 2021, the Company, its subsidiaries and Bank of America entered into Amendment No. 7 which revised the Credit Facility to accommodate the changes to the deferred purchase price payments to and notes with the Holzworth sellers, as described above, and provided Bank of America’s consent to the Company entering into the Muzinich Second Amendment, as described above.

As of March 31, 2021, the interest rate on the Term Loan Facility was 10.25% and the interest rate on the Revolver was 2.12%. The Company had zero drawn on the asset-based revolver as of March 31, 2021. As of March 31, 2021, and the date hereof the Company is in compliance with all covenants of the Credit Facility and the Term Loan Facility.

On May 4, 2020, the Company received $2.0 million pursuant to a loan from Bank of America N.A. under the Paycheck Protection Program (“PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association (“SBA”). The loan has an interest rate of 1% and a term of 24 months. A repayment schedule has not yet been provided by Bank of America. Accordingly, the full amount of the term loan has been shown as due in May 2022. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount of the loan upon application to the SBA for forgiveness by the Company. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The Company may prepay the loan at any time prior to maturity with no prepayment penalties. As of March 31, 2021, the Company has applied for forgiveness of the loan, however, has elected to account for the loan in accordance with Accounting Standard Codification 470 Debt until such time that forgiveness is approved by the SBA. The Company can provide no assurance that the loan will be forgiven in whole or in part.

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

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the consolidated balance sheets as of March 31, 2021 and December 31, 2020. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

An initial right-of-use asset of $1.9 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on January 1, 2019. With our acquisition of Holzworth on February 7, 2020, we acquired a right-of-use asset of $789,000. There have been no other right-of-use assets recognized since the date of adoption of the new lease standard. Cash paid for amounts included in the present value of operating lease liabilities was $164,000 and $151,000 during the three months ended March 31, 2021 and 2020, respectively, and was included in operating cash flows.

Operating lease costs for the three months ended March 31, 2021 and March 31, 2020 were $276,000 and $247,000, respectively.

The following table presents information about the amount and timing of cash flows arising from the Company’s leases as of March 31, 2021:

(in thousands)	March 31, 2021
Maturity of Lease Liabilities
Remainder of 2021	$467
2022	637
2023	276
2024	158
2025	163
Thereafter	69
Total Undiscounted operating lease payments	1,770
Less: imputed interest	(164)
Present value of operating lease liabilities	$1,606

Balance sheet classification
Current lease liabilities	$546
Long-term lease liabilities	1,060
Total operating lease liabilities	$1,606

Other information
Weighted-average remaining term (months) for operating leases	41
Weighted-average discount rate for operating leases	5.88%

NOTE 6 – Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 97% and 99% of the Company’s consolidated revenue for the three months ended March 31, 2021 and 2020, respectively.

Nature of Products and Services

Hardware

The Company generally has one performance obligation in its arrangements involving the sales of radio frequency solutions, digital signal processing hardware, power meters, analyzers, noise/signal generators, phase noise analyzers and other components. When the terms of a contract include the transfer of multiple products, each distinct product is identified as a separate performance obligation. Generally, satisfaction occurs when control of the promised goods is transferred to the customer in exchange for consideration in an amount for which we expect to be entitled. Generally, control is transferred when legal title of the asset moves from the Company to the customer. We sell our products to a customer based on a purchase order, and the shipping terms per each individual order are primarily used to satisfy the single performance obligation. However, in order to determine when control has transferred to the customer, the Company also considers:

●	when the Company has a present right to payment for the asset;
●	when the Company has transferred physical possession of the asset to the customer;
●	when the customer has the significant risks and rewards of ownership of the asset; and
●	when the customer has accepted the asset.

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

Significant Judgments

For the Company’s more complex software and services arrangements, significant judgment is required in determining whether licenses and services are distinct performance obligations that should be accounted for separately or are not distinct and thus accounted for together. Further, in cases where we determine that performance obligations should be accounted for separately, judgment is required to determine the standalone selling price for each distinct performance obligation.

Certain of the Company shipments include a limited return right. In accordance with Topic 606, the Company recognizes revenue net of expected returns.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets (unbilled revenue) or contract liabilities (deferred revenue) on the Company’s consolidated balance sheet. The Company records unbilled revenue when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Unbilled revenue was $210,000 and $260,000 as of March 31, 2021 and December 31, 2020, respectively, and recorded in prepaid expenses and other current assets. Deferred revenue was $708,000 and $924,000 as of March 31, 2021 and December 31, 2020, respectively. The decrease in deferred revenue from December 31, 2020 is primarily due to recognition of revenue for certain CommAgility projects involving multiple performance obligations.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands).

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total net revenues by revenue type
Passive and active RF components	$3,134	$4,268
Signal generators and components	3,329	1,820
Signal analyzers and power meters	1,558	1,565
Signal processing hardware	1,483	1,199
Software licenses	990	108
Services	827	469
Total net revenue	$11,321	$9,429

Total net revenues by geographic areas
Americas	$7,779	$6,246
EMEA	2,534	2,045
APAC	1,008	1,138
Total net revenue	$11,321	$9,429

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

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s major tax jurisdictions are New Jersey, Colorado and the United Kingdom (“U.K.”). The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

As of March 31, 2021, the Company’s net deferred tax asset of approximately $5.3 million is net of a valuation allowance of approximately $7.7 million which is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit.

The Company recorded a tax benefit of $52,000 for the three months ended March 31, 2021, primarily due to the impact of estimated research and development deductions in the U.K. The effective rate of income tax benefit of 18.2% is lower than the statutory rate in the United States due to the impact of the research and development deductions in the U.K.

The effective rate of income tax benefit of 12.9% for the three months ended March 31, 2020 was lower than the statutory rates in the United States and the U.K. primarily due to the impact of research and development deductions in the U.K.

NOTE 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period and, when dilutive, potential shares from stock options using the treasury stock method, the weighted average number of unvested restricted shares, the weighted-average number of restricted stock units, the number of shares issuable under the terms of the Holzworth earnout and the weighted average number of warrants to purchase common stock outstanding for the period. Shares from stock options are included in the diluted earnings per share calculation only when options exercise prices are lower than the average market value of the common shares for the period presented. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	For the Three Months
	Ended March 31,
	2021	2020

Weighted average common shares outstanding	21,741,550	21,397,919
Potentially dilutive equity awards	2,308,144	388,668
Weighted average common shares outstanding, assuming dilution	24,049,694	21,786,587

For the three months ended March 31, 2021, the weighted average number of options to purchase common stock not included in potentially dilutive equity awards because the effects are anti-dilutive, or the performance condition was not met was 1,320,000. The number of shares issuable under the terms of the Holzworth earnout, if all paid in shares of common stock, is 1,599,807 and is included in potentially dilutive equity awards in the chart above.

For the three months ended March 31, 2020, the weighted average number of options and warrants to purchase common stock not included in potentially dilutive equity awards because the effects are anti-dilutive, or the performance condition was not met was 1,455,000.

NOTE 9 – Inventories

Inventory carrying value is net of inventory reserves of $1.2 million at March 31, 2021 and $1.1 million at December 31, 2020.

Inventories consist of (in thousands):
	March 31, 2021	December 31, 2020
Raw materials	$4,689	$4,644
Work-in-process	584	618
Finished goods	3,988	3,534
Total Inventory	$9,261	$8,796

NOTE 10 – Accrued Expenses and Other Current Liabilities

As of March 31, 2021, and December 31, 2020 accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31 2020
Holzworth earnout – short term	$1,369	$3,423
Payroll and related benefits	1,137	864
Goods received not invoiced	900	458
Holzworth deferred purchase price	750	950
Commissions	605	605
Sales and use and VAT tax	436	315
Professional fees	388	331
Returns reserve	248	212
Warranty reserve	140	140
Bonus	97	123
Harris arbitration liability	-	116
Other	281	460
Total	$6,351	$7,997

NOTE 11 - Accounting for Stock Based Compensation

The Company’s results for the three months ended March 31, 2021 and 2020 include $114,000 and $81,000, respectively, related to stock based compensation expense. Such amounts have been included in the Consolidated Statement of Operations and Comprehensive Income/(Loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As a result of certain award forfeitures and cancellations, as of March 31, 2021, there are approximately 226,000 shares available for issuance under the 2012 Plan.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

There have been no material changes in our commitments and contingencies and risks and uncertainties as of March 31, 2021 from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2020.

Introduction

The Company continues to deal with the on-going impacts of the COVID-19 pandemic. As of the date of this filing, the majority of our employees continue to have flexible work arrangements spending the majority of their time working from home. We continue to institute distancing of workstations and other safety precautions in all of our facilities globally for those essential employees that are not working remotely. The Company has started a phased re-entry plan bringing more employees back into our facilities on a gradual basis. The Company will continue to adjust our plans based on the facts and circumstances of each jurisdiction in which we operate.

Our first quarter 2021 results reflect increased year over year revenue in two of our three product groups. Revenue at our Radio, baseband and software (“RBS”) product group increased 102.9% year over year as a result of increased software and services sales as well as sales of digital signal processing cards. Revenue in our Test and measurement (“T&M”) product group increased 42.2% on higher Holzworth sales and increased sales from our legacy T&M brands. These increases were offset somewhat by a decline in the RF components (“RFC”) product group which we believe continues to be negatively impacted by the COVID-19 pandemic as wireless carrier spending on large projects has declined from the same period last year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Net Revenues (in thousands)

	Three months ended March 31,
	Revenue		% of Revenue		Change
	2021	2020	2021	2020	Amount	Pct.
RF components	$3,137	$4,276	27.7%	45.4%	$(1,139)	-26.6%
Test and measurement	5,327	3,745	47.1%	39.7%	1,582	42.2%
Radio, baseband, software	2,857	1,408	25.2%	14.9%	1,449	102.9%
Total net revenues	$11,321	$9,429	100.0%	100.0%	$1,892	20.1%

Net consolidated revenue increased 20.1% from the prior year period due primarily to higher software and services revenue in our RBS group due to new software and service contracts. Also contributing to the overall revenue increase was an increase in T&M revenue due to a full quarter contribution of Holzworth in fiscal 2021 versus a half of quarter in 2020, as well as increased revenue from our legacy T&M brands. This was offset by lower revenue at our RFC product group as wireless carrier spend on large projects has declined from the prior year which we believe is due to the on-going impact of the COVID-19 pandemic.

Gross Profit (in thousands)

	Three months ended March 31,
	Gross Profit		Gross Profit %		Change
	2021	2020	2021	2020	Amount	Pct.
RF components	$1,091	$1,943	34.8%	45.4%	$(852)	-43.8%
Test and measurement	3,054	1,904	57.3%	50.8%	1,150	60.4%
Radio, baseband, software	1,800	581	63.0%	41.3%	1,219	209.8%
Total gross profit	$5,945	$4,428	52.5%	47.0%	$1,517	34.3%

Consolidated gross profit increased due to higher revenues at T&M and RBS and was only partially offset by lower revenues at RFC. Gross profit margin increased due to the contribution of higher margin software and services sales at RBS as well as higher margin Holzworth products at the T&M product group.

Operating Expenses (in thousands)

	Three months ended March 31,
	Operating Expenses		% of Revenue		Change
	2021	2020	2021	2020	Amount	Pct.
Research and development	$1,382	$1,578	12.2%	16.7%	$(196)	-12.4%
Sales and marketing	1,713	1,717	15.1%	18.2%	(4)	-0.2%
General and administrative	2,862	2,487	25.3%	26.4%	375	15.1%
Total operating expenses	$5,957	$5,782	52.6%	61.3%	$175	3.0%

Research and development expenses decreased 12.4% from the prior year due primarily to lower third party research and development consulting and material expenses resulting from the timing of third-party projects.

Sales and marketing expenses were flat with the prior year as higher internal and external commissions expense was offset by lower salaries and benefits expense driven by lower headcount compared to the prior year.

General and administrative expenses increased 15.1% from the prior year period due to the inclusion of a full quarter of Holzworth business in 2021 compared to a partial quarter in 2020 resulting in an increase of $239,000, higher salaries and benefits expense of $294,000 due to merit and headcount increases, increased legal expenses associated with our debt agreement and Holzworth share purchase agreement amendments of $124,000, partially offset by lower mergers and acquisition expenses.

Other Income/(Expense)

Other income decreased $215,000 from the prior year period due primarily to lower foreign exchange gains recognized on monetary assets and liabilities denominated in currencies other than our functional currencies.

Interest Expense

Consolidated interest expense increased $72,000 due primarily to increased interest on our Term Loan Facility as compared to the prior year.

Taxes

Consolidated tax benefit decreased $141,000 from the prior year period due to a lower loss before taxes.

Net Income/Loss

Consolidated net loss for the first quarter 2021 decreased $915,000 primarily due to higher gross profit driven by higher net revenues and increased gross profit margin only partially offset by higher operating expenses, lower other income and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has two credit facilities – an asset based revolving loan which is subject to a borrowing base calculation (as defined) with Bank of America, N.A. (the “Credit Facility” or the “Revolver”) and a term loan facility dated February 7, 2020 with Muzinich BDC Inc. (“Muzinich”) to finance the Holzworth acquisition in the amount of $8.4 million (the “Term Loan Facility”). Additionally, on May 4, 2020 the Company received $2.0 million pursuant to a loan under the PPP. We have filed for forgiveness of the PPP loan with the SBA but can provide no assurance that it will be forgiven. See Note 4 above and our Annual Report on Form 10-K for the year ended December 31, 2020 for a more detailed description of our credit facilities.

Sources and Uses of Cash

During the first quarter ended March 31, 2021, the Company’s consolidated cash balance decreased $1.0 million due primarily to a paydown of $428,000 per the terms of our Term Loan Facility with Muzinich and an increase in working capital from December 31, 2020.

Operating Activities

Cash used by operations increased from $129,000 in the prior year period to $231,000 in the current year. This was primarily due to an increase in working capital as certain product groups’ revenues and order flow increased year over year resulting in higher accounts receivable and inventory balances.

Investing Activities

Cash used by investing activities decreased from $7.2 million to $344,000 as the prior year period included approximately $7.2 million in cash paid for the Holzworth acquisition. Capital expenditures increased from $51,000 in the prior year to $144,000 in the current year period as investments in software and related hardware infrastructure increased.

Financing Activities

Cash from financing activities decreased from cash provided of $6.5 million to cash used of $466,000 as the current year includes a term debt paydown of $449,000. The prior year cash provided from financing includes the receipt of the Term Loan Facility proceeds to finance the Holzworth acquisition.

As of March 31, 2021, the Company’s consolidated cash balance was $3.9 million. No funds were drawn on our Revolver and we had availability under our asset-based Credit Facility of $6.3 million. Our gross debt balance was $9.9 million which is comprised of the $7.9 million term loan and $2.0 million PPP loan.

We expect borrowings available to us under our Credit Facility, our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the impact the COVID-19 pandemic has had on our business, specifically our RFC product group. Wireless carrier spend on large projects has been reduced which we believe is a result of the COVID-19 pandemic and this has negatively impacted the RFC product group revenue. We expect the uncertainty caused by the COVID-19 pandemic to extend to our business into the second quarter of 2021 and possibly the second half of the year.

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of a former wholly owned subsidiary in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and as a result should increase the Company’s liquidity as cash needed to pay federal and New Jersey state income taxes should be substantially reduced. Additionally, CommAgility benefits from a research and development deduction which significantly reduces the cash needed to pay taxes in the UK.

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

Critical Accounting Policies

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2020 Form 10-K.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our expectations that our existing cash balance, cash generated by operations and availability under our Credit Facility will be sufficient to meet our liquidity needs for the next twelve months; our expectation to realize tax benefits in future periods and our expectation that uncertainties around the impact of the ongoing COVID-19 pandemic might extend to our business through at least the second quarter of 2021 and possibly the second half of the year. These statements involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact that the COVID-19 pandemic will have on our business and the economy in the future, our dependency on capital spending on data and communication networks by our customers and end users, our dependency on the deployment of 4G LTE and 5G NR private networks and related services to grow our business, the impact of the loss of any significant customers, the ability of our management to successfully implement our business plan and strategy, our ability to raise additional capital to fund our operations given our degree of leverage, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, our abilities to protect our intellectual property rights, our ability to manage risks related to our information technology and cyber security, and the risk that our PPP loan will not be forgiven, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this Quarterly Report on Form 10-Q. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2020 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No material changes in the quarter.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit Description
3.1	Amended and Restated By-laws, as amended on April 7, 2020 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2020, Commission File No. 001-11916)

10.1	Amendment No. 7 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronics Corporation, Microlab/FXR LLC, Holzworth Instrumentation, Inc., CommAgility Limited, and Bank of America, N.A. dated February 25, 2021 (incorporated by reference to Exhibit 10.31 to our Current Report on Form 10-K filed with the SEC on March 19, 2021, Commission File No. 001-11916)

10.2	Second Amendment to Credit Agreement among Wireless Telecom Group, Inc., as the Borrower, and Certain Subsidiaries of the Borrower Identified Herein, as the Guarantors, and Muzinich BDC, Inc., as the Lender dated February 25, 2021 (incorporated by reference to Exhibit 10.32 to our Current Report on Form 10-K filed with the SEC on March 19, 2021, Commission File No. 001-11916)

10.3	Second Amendment to Share Purchase Agreement, dated February 19, 2021, by and among Wireless Telecom Group, Inc. and Holzworth Instrumentation Inc., Jason Breitbarth, Joe Koebel and Leyla Bly (“Sellers”), and Jason Breitbarth as the designated representative of Sellers (incorporated by reference to Exhibit 10.33 to our Current Report on Form 10-K filed with the SEC on March 19, 2021, Commission File No. 001-11916)

10.4	Form of First Amendment to the Lock-up and Voting Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31,2021, filed on May 13, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: May 13, 2021
	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated: May 13, 2021
	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer

