Form 10-Q
period 2021-06-30
WIRELESS TELECOM GROUP INC
filed 2021-08-11
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of August 5, 2021: 22,207,996

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	June 30 2021	December 31 2020
CURRENT ASSETS
Cash & cash equivalents	$4,213	$4,910
Accounts receivable - net of reserves of $214 and $143, respectively	6,532	5,520
Inventories - net of reserves of $1,216 and $1,129 respectively	9,365	8,796
Prepaid expenses and other current assets	2,152	2,172
TOTAL CURRENT ASSETS	22,262	21,398

PROPERTY PLANT AND EQUIPMENT - NET	1,731	1,824

OTHER ASSETS
Goodwill	11,564	11,512
Acquired intangible assets, net	4,602	5,242
Deferred income taxes	5,455	5,701
Right of use assets	1,417	1,680
Other assets	509	561
TOTAL OTHER ASSETS	23,547	24,696

TOTAL ASSETS	$47,540	$47,918

CURRENT LIABILITIES
Short term debt	$84	$512
Accounts payable	2,094	1,546
Short term leases	559	534
Accrued expenses and other current liabilities	6,705	7,997
Deferred revenue	598	924
TOTAL CURRENT LIABILITIES	10,040	11,513

LONG TERM LIABILITIES
Long term debt	6,925	8,895
Long term leases	914	1,200
Other long term liabilities	1,778	82
Deferred tax liability	455	377
TOTAL LONG TERM LIABILITIES	10,072	10,554

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized 35,112,421 and 34,888,904 shares issued, 21,883,235 and 21,669,361 shares outstanding	351	349
Additional paid in capital	50,364	50,163
Retained earnings	358	(946)
Treasury stock at cost, 13,229,186 and 13,219,543 shares	(24,573)	(24,556)
Accumulated other comprehensive income	928	841
TOTAL SHAREHOLDERS’ EQUITY	27,428	25,851

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,540	$47,918

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Net revenues	$12,023	$11,108	$23,344	$20,536

Cost of revenues	5,889	5,440	11,265	10,441

Gross profit	6,134	5,668	12,079	10,095

Operating expenses
Research and development	1,464	1,675	2,846	3,254
Sales and marketing	1,699	1,661	3,412	3,379
General and administrative	2,806	2,391	5,668	4,878
Total operating expenses	5,969	5,727	11,926	11,511

Operating income/(loss)	165	(59)	153	(1,416)

Extinguishment of PPP loan	2,045	-	2,045	-
Other income/(expense)	(15)	56	8	295
Interest expense	(285)	(246)	(582)	(471)

Income/(Loss) before taxes	1,910	(249)	1,624	(1,592)

Tax provision/(benefit)	373	419	321	225

Net income/(loss)	$1,537	$(668)	$1,303	$(1,817)

Other comprehensive income/(loss):
Foreign currency translation adjustments	12	(35)	87	(971)
Comprehensive income/(loss)	$1,549	$(703)	$1,390	$(2,788)

Income/(Loss) per share:
Basic	$0.07	$(0.03)	$0.06	$(0.08)
Diluted	$0.06	$(0.03)	$0.05	$(0.08)

Weighted average shares outstanding:
Basic	21,763	21,707	21,728	21,626
Diluted	24,343	21,707	24,063	21,626

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months
	Ended June 30
	2021	2020
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES
Net Income/(Loss)	$1,303	$(1,817)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,065	1,049
Extinguishment of PPP loan	(2,045)	-
Amortization of debt issuance fees	150	137
Share-based compensation expense	203	210
Deferred rent	(15)	(14)
Deferred income taxes	320	695
Provision for doubtful accounts	71	2
Inventory reserves	85	90
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,079)	(1,351)
Inventories	(645)	(260)
Prepaid expenses and other assets	319	(110)
Accounts payable	585	16
Accrued expenses and other liabilities	77	737
Net cash provided/(used) by operating activities	394	(616)

CASH FLOWS PROVIDED/(USED) BY INVESTING ACTIVITIES
Capital expenditures	(313)	(100)
Acquisition of business, net of cash acquired	(200)	(7,189)
Net cash provided/(used) by investing activities	(513)	(7,289)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES
Revolver borrowings	-	16,856
Revolver repayments	-	(18,840)
Term loan borrowings	-	8,400
Term loan repayments	(470)	(384)
Debt issuance fees	-	(1,261)
PPP loan	-	2,045
Payment of contingent consideration	(105)	-
Shares withheld for employee taxes	(17)	(26)
Net cash provided/(used) by financing activities	(592)	6,790

Effect of Exchange Rate Changes on Cash and Cash Equivalents	14	(236)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(697)	(1,351)

Cash and Cash Equivalents, at Beginning of Period	4,910	4,245

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4,213	$2,894

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$204	$347
Cash paid during the period for income taxes	$110	$40

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2020	34,488,252	$345	$49,062	$7,142	$(24,509)	$651	$32,691

Net income/(loss)	-	-	-	(1,147)	-	-	(1,147)
Forfeiture of restricted stock	(16,667)
Issuance of shares in connection with Holzworth acquisition	347,319	3	462	-	-	-	465
Issuance of warrants in connection with term debt	-	-	151	-	-	-	151
Shares withheld for employee taxes	-	-	-	-	(26)	-	(26)
Share-based compensation expense	-	-	81	-	-	-	81
Cumulative translation adjustment	-	-	-	-	-	(935)	(935)
Balances at March 31, 2020	34,818,904	$348	$49,756	$5,995	$(24,535)	$(284)	$31,280

Net income/(loss)	-	-	-	(668)	-	-	(668)
Share-based compensation expense	-	-	128	-	-	-	128
Cumulative translation adjustment	-	-	-	-	-	(36)	(36)
Balances at June 30, 2020	34,818,904	$348	$49,884	$5,327	$(24,535)	$(320)	$30,704

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2021	34,888,904	$349	$50,163	$(946)	$(24,556)	$841	$25,851

Net income/(loss)	-	-	-	(233)	-	-	(233)
Shares withheld for employee taxes	-	-	-	-	(17)	-	(17)
Share-based compensation expense	-	-	114	-	-	-	114
Cumulative translation adjustment	-	-	-	-	-	75	75
Balances at March 31, 2021	34,888,904	$349	$50,277	$(1,179)	$(24,573)	$916	$25,790

Net income/(loss)	-	-	-	1,537	-	-	1,537
Issuance of restricted stock	223,517	2	(2)	-	-	-	-
Share-based compensation expense	-	-	89	-	-	-	89
Cumulative translation adjustment	-	-	-	-	-	12	12
Balances at June 30, 2021	35,112,421	$351	$50,364	$358	$(24,573)	$928	$27,428

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

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “second quarter(s)” or “three months” indicate the Company’s three month period ended June 30, 2021 and June 30, 2020, and references to “year-end” indicate the fiscal year ended December 31, 2020.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains and created significant volatility and disruption of financial markets. Although disruptions related to the COVID-19 pandemic did not impact our estimates and judgements as of the date of this report, it is reasonably possible that our accounting estimates and judgements may change as new events occur and additional information becomes available or is obtained. Furthermore, actual results could differ materially from our estimates as of the date of issuance of this Quarterly Report on Form 10-Q under different assumptions or conditions.

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

One customer accounted for 12.4% and 12.5% of the Company’s consolidated revenue for the three and six months ended June 30, 2021, respectively. No one customer accounted for more than 10% of the Company’s consolidated revenue for the three or six months ended June 30, 2020.

One customer accounted for 16.3% of consolidated accounts receivable as of June 30, 2021. At December 31, 2020, one customer accounted for 12.7% of consolidated accounts receivable.

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

As of June 30, 2021, amounts due for the Holzworth deferred purchase price and earnout were $750,000 and $3.3 million, respectively.

Subsequent Events

On July 21, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), to issue and sell through the Agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $12,000,000 (the “Shares”). The Agent is not required to sell any specific number of Shares. Any Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to the Company’s previously filed and currently effective registration statement on Form S-3 (File No. 333-227051) filed with the Securities and Exchange Commission (the “Commission”) on August 27, 2018, and declared effective on September 17, 2018. A prospectus supplement relating to the offering of the Shares was filed with the Commission on July 21, 2021.

From July 21, 2021 through August 5, 2021 the Agent sold 261,968 shares of the Company’s common stock for net proceeds of $731,815, after deducting sales commissions paid to the Agent in accordance with the terms of the Sales Agreement.

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

Additionally, the parties amended the payment dates of the earnout consideration. The payment date of the Year 1 Earnout has been amended from March 31, 2021 to (i) six (6) equal quarterly installments of 10% of the Year 1 Earnout payable on the last business day of each calendar quarter between June 30, 2021 and September 30, 2022 and (ii) one (1) installment payment equal to 40% of the Year 1 Earnout on December 31, 2022. The Year 1 Earnout is payable in cash or shares of the Company’s common stock, at the Company’s option, based on the 90 trading day volume weighted average price immediately preceding final determination of the Year 1 Earnout or $2.19 per share. The payment for the Year 1 Earnout is $3.4 million, of which $105,000 was paid on June 30, 2021, $1.6 million is recorded in accrued expenses and other current liabilities and $1.7 million is recorded in other long term liabilities in the Consolidated Balance Sheet as of June 30, 2021.

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

The Company’s post acquisition consolidated goodwill is shown below (in thousands):

	Holzworth	Microlab	CommAgility	Total
Balance as of January 1, 2020	$-	$1,351	$8,718	$10,069
Holzworth acquisition	6,000	-	-	6,000
Goodwill Impairment	-	-	(4,742)	(4,742)
Foreign currency translation	-	-	185	185
Balance as of December 31, 2020	$6,000	$1,351	$4,161	$11,512
Foreign currency translation	-	-	45	45
Balance as of March 31, 2021	$6,000	$1,351	$4,206	$11,557
Foreign currency translation	-	-	7	7
Balance as of June 30, 2021	$6,000	$1,351	$4,213	$11,564

NOTE 4 – Debt

Debt consists of the following (in thousands):

June 30, 2021
Revolver at LIBOR plus margin	$-
Term loan at LIBOR plus margin	7,846
Less: Debt issuance costs, net of amortization	(729)
Less: Fair value of warrants, net of amortization	(108)
Total Debt	7,009
Less: Debt maturing within one year	(84)
Non-current portion of long term debt	$6,925

Term loan payments by period (in thousands):

Remainder of 2021	$42
2022	84
2023	84
2024	84
2025	7,552
Total	$7,846

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

On May 4, 2020, the Company entered into the First Amendment to the Term Loan Facility which, among other things, amended the definition of “Indebtedness” to include the PPP (as defined below) loan as long as the proceeds are used for allowable purposes under the CARES Act, the receipt of the loan does not violate the Credit Facility and the Company submits an application for forgiveness and substantially all of the loan is forgiven. The Company received notice in June 2021 that the loan and accrued interest were fully forgiven, as described below.

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

On May 4, 2020, the Company, its subsidiaries and Bank of America entered into Amendment No. 6 which, among other things, amended the definition of “Debt” to include the PPP loan as long as the proceeds are used for allowable purposes under the CARES Act and the Company promptly submits an application for forgiveness and substantially all of the loan is forgiven. The Company received notice in June 2021 that the loan and accrued interest were fully forgiven, as described below.

On February 25, 2021, the Company, its subsidiaries and Bank of America entered into Amendment No. 7 which revised the Credit Facility to accommodate the changes to the deferred purchase price payments to and notes with the Holzworth sellers, as described above, and provided Bank of America’s consent to the Company entering into the Muzinich Second Amendment, as described above.

As of June 30, 2021, the interest rate on the Term Loan Facility was 10.25% and the interest rate on the Revolver was 2.09%. The Company had zero drawn on the asset-based revolver as of June 30, 2021. As of June 30, 2021, and the date hereof the Company is in compliance with all covenants of the Credit Facility and the Term Loan Facility.

On May 4, 2020, the Company received $2.0 million pursuant to a loan from Bank of America N.A. under the Paycheck Protection Program (“PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association (“SBA”). The loan had an interest rate of 1% and a term of 24 months. A repayment schedule was not provided by Bank of America. Accordingly, the full amount of the term loan was shown as due in May 2022. Funds from the loan were used only for certain permitted purposes, including payroll, benefits, rent and utilities. The CARES Act and the PPP provided a mechanism for forgiveness of up to the full amount of the loan upon application to the SBA for forgiveness by the Company. The Company applied for forgiveness of the loan and received notice that the loan and accrued interest were fully forgiven, and that the SBA remitted payment in full to Bank of America N.A. on June 5, 2021. The Company elected to account for the loan in accordance with Accounting Standard Codification 470 Debt. Accordingly, the Company recorded a gain on extinguishment of debt on the Consolidated Statement of Operations and Comprehensive Income/(Loss) in the three months ended June 30, 2021.

NOTE 5 – Leases

The Company’s lease agreements consist of building leases for its operating locations and office equipment leases for printers and copiers with lease terms that range from less than 12 months to 8 years. At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. The Company’s leases for office equipment such as printers and copiers contain lease and non-lease components (i.e., maintenance). The Company accounts for lease and non-lease components of office equipment as a single lease component.

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the consolidated balance sheets as of June 30, 2021 and December 31, 2020. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

An initial right-of-use asset of $1.9 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on January 1, 2019. With our acquisition of Holzworth on February 7, 2020, we acquired a right-of-use asset of $789,000. There have been no other right-of-use assets recognized since the date of adoption of the new lease standard. Cash paid for amounts included in the present value of operating lease liabilities was $168,000 and $332,000 for the three and six months ended June 30, 2021, respectively, and was included in operating cash flows. Cash paid for amounts included in the present value of operating lease liabilities for the three and six months ended June 30, 2020 was $166,000 and $317,000, respectively.

Operating lease costs for the three and six months ended June 30, 2021 were $282,000 and $558,000, respectively. Operating lease costs for the three and six months ended June 30, 2020 were $275,000 and $522,000, respectively.

The following table presents information about the amount and timing of cash flows arising from the Company’s leases as of June 30, 2021:

(in thousands)	June 30, 2021
Maturity of Lease Liabilities
Remainder of 2021	$312
2022	637
2023	276
2024	158
2025	163
Thereafter	69
Total Undiscounted operating lease payments	1,615
Less: imputed interest	(142)
Present value of operating lease liabilities	$1,473

Balance sheet classification
Current lease liabilities	$559
Long-term lease liabilities	914
Total operating lease liabilities	$1,473

Other information
Weighted-average remaining term (months) for operating leases	39
Weighted-average discount rate for operating leases	5.88%

NOTE 6 – Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 97% and 100% of the Company’s consolidated revenue for each of the three and six months ended June 30, 2021 and 2020, respectively.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets (unbilled revenue) or contract liabilities (deferred revenue) on the Company’s consolidated balance sheet. The Company records unbilled revenue when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Unbilled revenue was $29,000 and $260,000 as of June 30, 2021 and December 31, 2020, respectively, and recorded in prepaid expenses and other current assets. Deferred revenue was $598,000 and $924,000 as of June 30, 2021 and December 31, 2020, respectively. The decrease in deferred revenue from December 31, 2020 is primarily due to recognition of revenue for certain CommAgility projects involving multiple performance obligations.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands).

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Total net revenues by revenue type
Passive and active RF components	$4,231	$5,853	$7,365	$10,120
Signal generators and components	3,188	2,808	6,517	4,628
Signal analyzers and power meters	1,838	1,281	3,396	2,846
Signal processing hardware	1,530	166	3,013	1,365
Software licenses	341	606	1,331	714
Services	895	394	1,722	863
Total net revenue	$12,023	$11,108	$23,344	$20,536

Total net revenues by geographic areas
Americas	$8,692	$8,395	$16,471	$14,640
EMEA	1,041	1,603	3,575	3,648
APAC	2,290	1,110	3,298	2,248
Total net revenue	$12,023	$11,108	$23,344	$20,536

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

As of June 30, 2021, the Company’s net deferred tax asset of approximately $5.5 million is net of a valuation allowance of approximately $7.7 million which is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit.

The Company recorded a tax provision of $321,000 for the six months ended June 30, 2021, primarily due to the impact of an increase of the deferred tax liability for the Company’s U.K. jurisdiction due to an increase in the enacted U.K. tax rate in the three months ended June 30, 2021.

The Company recorded a tax provision of $225,000 for the six months ended June 30, 2020 due to estimated taxable income in the U.S. because qualified expenses under the PPP loan were not expected to be deductible for tax purposes. This was offset somewhat by estimated losses as well as research and development deductions in the U.K.. After completion of the financial statements as of and for the three and six months ended June 30, 2020, the Internal Revenue Service clarified that qualified expenses under the PPP loan program would be deductible.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Weighted average common shares outstanding	21,762,578	21,706,806	21,727,801	21,626,322
Potentially dilutive equity awards	2,580,087	260,892	2,335,554	251,181
Weighted average common shares outstanding, assuming dilution	24,342,665	21,967,698	24,063,355	21,877,503

For the three and six months ended June 30, 2021, the weighted average number of options to purchase common stock not included in potentially dilutive equity awards because the effects are anti-dilutive, or the performance condition was not met was 1,205,000. The number of shares issuable under the terms of the Holzworth earnout, if all paid in shares of common stock, is 1,599,807 and is included in potentially dilutive equity awards in the chart above.

For the three and six months ended June 30, 2020, the weighted average number of options and warrants to purchase common stock not included in potentially dilutive equity awards because the effects are anti-dilutive, or the performance condition was not met was 3,190,302 and 2,690,215, respectively.

NOTE 9 – Inventories

Inventory carrying value is net of inventory reserves of $1.2 million at June 30, 2021 and $1.1 million at December 31, 2020.

Inventories consist of (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$5,749	$4,644
Work-in-process	607	618
Finished goods	3,009	3,534
Total Inventory	$9,365	$8,796

NOTE 10 – Accrued Expenses and Other Current Liabilities

As of June 30, 2021, and December 31, 2020 accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31 2020
Holzworth earnout – short term	$1,606	$3,423
Goods received not invoiced	1,274	458
Payroll and related benefits	1,114	864
Holzworth deferred purchase price	750	950
Commissions	475	605
Sales and use and VAT tax	384	315
Professional fees	322	331
Returns reserve	248	212
Warranty reserve	140	140
Bonus	117	123
Harris arbitration liability	-	116
Other	275	460
Total	$6,705	$7,997

NOTE 11 - Accounting for Stock Based Compensation

The Company’s results for the three months ended June 30, 2021 and 2020 include $89,000 and $128,000, respectively, related to stock based compensation expense. The Company’s results for the six months ended June 30, 2021 and 2020 include $203,000 and $210,000, respectively related to stock based compensation expense. Such amounts have been included in the Consolidated Statement of Operations and Comprehensive Income/(Loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of June 30, 2021 there are no awards available for grant under the 2012 Plan.

In the second quarter of 2021, the Company’s Board of Directors and shareholders approved the 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), which provides for the grant of equity-based and cash incentives, including stock awards, stock unit awards, performance unit awards, non-qualified stock options, incentive stock options and cash awards, including dividend equivalent rights to employees, officers, directors or other service providers of the Company who are expected to contribute to the Company’s future growth and success. The 2021 Incentive Plan provides for the grant of awards relating to 1.5 million shares of common stock. As of June 30, 2021 no awards have been granted under the 2021 Incentive Plan.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

There have been no material changes in our commitments and contingencies and risks and uncertainties as of June 30, 2021 from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020.

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

Introduction

The Company continues to deal with the on-going and evolving impacts of the COVID-19 pandemic. As of the date of this filing, the majority of our employees continue to have flexible work arrangements spending the majority of their time working from home. We continue to take safety precautions in all of our facilities globally for those essential employees that are not working remotely. The Company has started a phased re-entry plan bringing more employees back into our facilities on a gradual basis. The Company will continue to adjust our plans based on the facts and circumstances of each jurisdiction in which we operate.

Our second quarter 2021 results reflect increased year over year revenue in two of our three product groups. Revenue at our Radio, baseband and software (“RBS”) product group increased $1.5 million year over year as a result of higher sales of our digital signal processing cards. Revenue in our Test and measurement (“T&M”) product group increased $1.0 million on higher sales from our legacy brands, as we believe customer spending is starting to recover from reductions caused by the COVID-19 pandemic. These increases were partially offset by a decline in the RF components (“RFC”) product group which was due to higher revenues recognized in the second quarter of 2020 prior to the full impact of the COVID-19 pandemic on carrier spending.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Net Revenues (in thousands)

	Three months ended June 30,
	Revenue		% of Revenue		Change
	2021	2020	2021	2020	Amount	Pct.
RF components	$4,235	$5,861	35.2%	52.7%	$(1,626)	-27.7%
Test and measurement	5,521	4,472	45.9%	40.3%	1,049	23.5%
Radio, baseband, software	2,267	775	18.9%	7.0%	1,492	192.5%
Total net revenues	$12,023	$11,108	100.0%	100.0%	$915	8.2%

Net consolidated revenue increased 8.2% from the prior year period due primarily to increased sales of our digital signal processing cards. Also contributing to the overall revenue increase was an increase in T&M revenue due to increased revenue from our peak power measurement products as customer spending started to rebound from the COVID-19 pandemic. This was offset by lower revenue at our RFC product group as the second quarter 2020 included several large projects that were started prior to the full impact of the COVID-19 pandemic.

Gross Profit (in thousands)

	Three months ended June 30,
	Gross Profit		Gross Profit %		Change
	2021	2020	2021	2020	Amount	Pct.
RF components	$1,757	$2,707	41.5%	46.2%	$(950)	-35.1%
Test and measurement	3,269	2,365	59.2%	52.9%	904	38.3%
Radio, baseband, software	1,108	596	48.9%	76.9%	512	85.9%
Total gross profit	$6,134	$5,668	51.0%	51.0%	$467	8.2%

Consolidated gross profit increased 8.2% due to higher revenues at T&M and RBS and was only partially offset by lower revenues at RFC. Gross profit margin was flat with the prior year. RFC gross profit margin decreased due to lower volumes and lower absorption of fixed manufacturing costs while T&M gross profit margin increased on higher volumes and higher absorption of fixed manufacturing costs. RBS gross profit margin decreased due to a higher mix of lower margin hardware sales.

Operating Expenses (in thousands)

	Three months ended June 30,
	Operating Expenses		% of Revenue		Change
	2021	2020	2021	2020	Amount	Pct.
Research and development	$1,464	$1,675	12.2%	15.1%	$(211)	-12.6%
Sales and marketing	1,699	1,661	14.1%	15.0%	38	2.3%
General and administrative	2,806	2,391	23.3%	21.5%	415	17.4%
Total operating expenses	$5,969	$5,727	49.6%	51.6%	$242	4.2%

Research and development expenses decreased 12.6% from the prior year due primarily to lower third party research and development costs, the majority of which is in connection with our third party 5G collaboration agreement. The mix of third party research and development expenses to internal expenses varies by project. We expect to continue third party investments in research and development dependent upon project deadlines, new product development opportunities and longer term product roadmap dependencies which, in turn, may create increases and decreases to research and development expenses as a percentage of revenue. The decline in third party expenses was offset somewhat by unfavorable foreign exchange impact, specifically the increase in the pound sterling which increased approximately 12% year over year.

Sales and marketing expenses were flat with the prior year as higher internal commissions and marketing expenses were offset by lower salaries and benefits driven by lower headcount compared to the prior year.

General and administrative expenses increased 17.4% from the prior year period primarily due to an increase in headcount related expenses of $300,000 related to the addition of our Chief Revenue Officer in August of 2020, merit and bonus increases and the reinstatement of other benefits that were previously eliminated in the first half of fiscal 2020 during the COVID-19 pandemic. Also contributing to the increase is an unfavorable foreign exchange impact of $67,000 and an increase in bad debt expense of $60,000.

Gain on Extinguishment of Debt

The Company recorded a $2.0 million gain on extinguishment of debt in the three months ended June 30, 2021, as we received notice from the SBA that our PPP loan was fully forgiven.

Other Income/(Expense)

Other income decreased $73,000 from the prior year period due primarily to higher foreign exchange losses and lower gains on sales of assets as compared to the prior year period.

Interest Expense

Consolidated interest expense increased $39,000 due primarily to higher interest on our Term Loan Facility as compared to the prior year.

Taxes

Consolidated tax provision decreased $46,000 from the prior year period as the prior year interim estimated effective tax rate included an assumption that the qualified expenses under the PPP loan program would not be deductible. This led to a higher estimated taxable income for fiscal 2020.

Net Income/Loss

The Company had consolidated net income of $1.5 million for the second quarter 2021 as compared to a consolidated net loss of $667,000 for the second quarter of 2020 primarily due to the recognition of a gain on extinguishment of debt due to the forgiveness of the PPP loan in the current year.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Net Revenues (in thousands)

	Six months ended June 30,
	Revenue		% of Revenue		Change
	2021	2020	2021	2020	Amount	Pct.
RF components	$7,372	$10,137	31.6%	49.4%	$(2,765)	-27.3%
Test and measurement	10,848	8,216	46.5%	40.0%	2,632	32.0%
Radio, baseband, software	5,124	2,183	21.9%	10.6%	2,941	134.7%
Total net revenues	$23,344	$20,536	100.0%	100.0%	$2,808	13.7%

Net consolidated revenue increased 13.7% from the prior year period due primarily to higher software and services revenue in our RBS group due to new software and service contracts and higher sales of our digital signal processing cards. Also contributing to the overall revenue increase was an increase in T&M revenue due to a full year contribution of Holzworth in fiscal 2021, as well as increased revenue from our legacy T&M brands. This was offset by lower revenue at our RFC product group as wireless carrier spend in the first half of 2021 was impacted by the on-going impact of the COVID-19 pandemic.

Gross Profit (in thousands)

	Six months ended June 30,
	Gross Profit		Gross Profit %		Change
	2021	2020	2021	2020	Amount	Pct.
RF components	$2,848	$4,649	38.6%	45.9%	$(1,801)	-38.7%
Test and measurement	6,323	4,269	58.3%	52.0%	2,054	48.1%
Radio, baseband, software	2,908	1,177	56.8%	53.9%	1,731	147.1%
Total gross profit	$12,079	$10,095	51.7%	49.2%	$1,984	19.7%

Consolidated gross profit increased 19.7% due to higher revenues at T&M and RBS and was only partially offset by lower revenues at RFC. Gross profit margin increased due to the contribution of higher margin software and services sales at RBS, sales of higher margin Holzworth products at the T&M product group and higher absorption of fixed manufacturing costs on higher volumes at the T&M product group.

Operating Expenses (in thousands)

	Six months ended June 30,
	Operating Expenses		% of Revenue		Change
	2021	2020	2021	2020	Amount	Pct.
Research and development	$2,846	$3,254	12.2%	15.8%	$(408)	-12.5%
Sales and marketing	3,412	3,379	14.6%	16.5%	33	1.0%
General and administrative	5,668	4,878	24.3%	23.8%	790	16.2%
Total operating expenses	$11,926	$11,511	51.1%	56.1%	$415	3.6%

Research and development expenses decreased 12.5% from the prior year due primarily to lower third party research and development costs, the majority of which is in connection with our third party 5G collaboration agreement. The mix of third party research and development expenses to internal expenses varies by project. We expect to continue third part investments in research and development dependent upon project deadlines, new product development opportunities and longer term product roadmap dependencies which, in turn, may create increases and decreases to research and development expenses as a percentage of revenue. The decline in third party expenses was offset somewhat by unfavorable foreign exchange impact, specifically the increase in the pound sterling which increased approximately 12% year over year.

Sales and marketing expenses were flat with the prior year as higher internal and external commissions expense was offset by lower salaries and benefits expense driven by lower headcount compared to the prior year.

General and administrative expenses increased 16.2% from the prior year period due primarily to higher headcount related expenses of $600,000 related to the addition of our Chief Revenue Officer in August of 2020, merit and bonus increases and the reinstatement of other benefits that were previously eliminated in the first half of 2020 during the COVID-19 pandemic. Also contributing to the increase are higher legal expenses of approximately $100,000 primarily related to amendments to the Company’s debt agreements and Holzworth Stock Purchase Agreement and an unfavorable foreign exchange impact of approximately $100,000 as compared to the prior year period.

Gain on Extinguishment of Debt

The Company recorded a $2.0 million gain on extinguishment of debt in the six month period ended June 30, 2021, as we received notice from the SBA that our PPP loan was fully forgiven.

Other Income/(Expense)

Other income decreased $287,000 from the prior year period due primarily to lower foreign exchange gains.

Interest Expense

Consolidated interest expense increased $111,000 due primarily to increased interest on our Term Loan Facility as compared to the prior year.

Taxes

Consolidated tax provision increased $96,000 from the prior year period due primarily to an increase in the deferred tax liability in our U.K. tax jurisdiction resulting from an increase in the tax rate in the U.K. which was enacted in the second quarter 2021.

Net Income/Loss

Consolidated net income for the first half of 2021 increased $3.1 million primarily due to the recognition of a gain on extinguishment of debt as a result of the forgiveness of the PPP loan and higher gross profit driven by higher revenues and increased gross profit margin only partially offset by higher operating expenses, lower foreign exchange gains and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has two credit facilities – an asset based revolving loan which is subject to a borrowing base calculation (as defined) with Bank of America, N.A. (the “Credit Facility” or the “Revolver”) and a term loan facility with Muzinich BDC Inc. (“Muzinich”) in the amount of $8.4 million (the “Term Loan Facility”) which was used to finance the Holzworth acquisition in February of 2020. Additionally, on May 4, 2020 the Company received $2.0 million pursuant to a PPP loan, which was fully forgiven by the SBA in June 2021. See Note 4 above and our Annual Report on Form 10-K for the year ended December 31, 2020 for a more detailed description of our credit facilities.

Sources and Uses of Cash

During the six months ended June 30, 2021, the Company’s consolidated cash balance decreased approximately $700,000 due primarily to a paydown of $470,000 per the terms of our Term Loan Facility, the payment of contingent consideration related to the Holzworth acquisition of $105,000, payment of the final holdback amount of the Holzworth purchase price of $200,000, and capital expenditures of $313,000. These payments were offset by cash provided by operations due primarily to operating income generated during the six months ended June 30, 2021.

Operating Activities

Cash provided by operations was $394,000 for the six months ended June 30, 2021 as compared to cash used by operations of $616,000 in the prior year period. This was primarily due to higher operating income as compared to the prior year.

Investing Activities

Cash used by investing activities decreased from $7.3 million to $513,000 as the prior year period included $7.2 million in cash paid for the Holzworth acquisition. Capital expenditures increased from $100,000 in the prior year to $313,000 in the current year period as capital expenditures for infrastructure to support our research and development roadmaps have increased.

Financing Activities

Cash from financing activities decreased from cash provided of $6.8 million to cash used of $592,000 as the current year includes a term debt paydown of $470,000 and $105,000 related to the payment of contingent consideration related to the Holzworth acquisition. The prior year cash provided from financing includes the receipt of the Term Loan Facility proceeds to finance the Holzworth acquisition.

As of June 30, 2021, the Company’s consolidated cash balance was $4.2 million. No funds were drawn on our Revolver and we had availability under our asset-based Credit Facility of $7.6 million. Our gross debt balance as of June 30, 2021 was $7.8 million which represents the term loan balance.

We expect borrowings available to us under our Credit Facility, net proceeds from sales of our common stock pursuant to our At Market Issuance Sales Agreement with B. Riley Securities, Inc., our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the impact the evolving COVID-19 pandemic has had on our business including our supply chain. We expect the uncertainty caused by the COVID-19 pandemic might extend to our business into the second half of the year.

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of a former wholly owned subsidiary in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and, as a result, should increase the Company’s liquidity as cash needed to pay federal and New Jersey state income taxes should be substantially reduced. Additionally, CommAgility benefits from a research and development deduction which significantly reduces the cash needed to pay taxes in the U.K..

On August 27, 2018 the Company filed a shelf registration statement on Form S-3 which was declared effective on September 17, 2018. On July 21, 2021, the Company entered into the Sales Agreement with the Agent to issue and sell through the Agent, shares having an aggregate offering price of up to $12,000,000, as described in Note 1 – Summary of Significant Accounting Principles and Policies under “Subsequent Events” above. The Agent is not required to sell any specific number of Shares. Any Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to the aforementioned Form S-3. A prospectus supplement relating to the offering of the Shares was filed with the Commission on July 21, 2021.

From July 21, 2021 through August 5, 2021 the Agent sold 261,968 shares of the Company’s common stock for net proceeds of $731,815, after deducting sales commissions paid to the Agent in accordance with the terms of the Sales Agreement.

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

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our expectations that our existing cash balance, cash generated by operations, net proceeds from sales of our common stock pursuant to our At Market Issuance Sales Agreement with B. Riley Securities, Inc. and availability under our Credit Facility will be sufficient to meet our liquidity needs for the next twelve months; our expectation to realize tax benefits in future periods; our expectation that investments in third party research and development may create increases and decreases to research and development expenses as a percentage of revenue and our expectation that uncertainties around the impact of the ongoing and evolving COVID-19 pandemic might extend into the second half of the year. These statements involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact that the evolving COVID-19 pandemic will have on our business, our supply chain and the economy in the future, our dependency on capital spending on data and communication networks by our customers and end users, our dependency on the deployment of 4G LTE and 5G NR private networks and related services to grow our business, the impact of the loss of any significant customers, the ability of our management to successfully implement our business plan and strategy, our ability to raise additional capital to fund our operations given our degree of leverage, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, our abilities to protect our intellectual property rights, our ability to manage risks related to our information technology and cyber security, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2020 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

No material changes in the quarter.

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	Wireless Telecom Group, Inc. 2021 Long-Term Incentive Plan.

10.2	Form of Restricted Stock Award Agreement under Wireless Telecom Group, Inc. 2021 Long-Term Incentive Plan.

10.3	Form of Stock Option Award Agreement under Wireless Telecom Group, Inc. 2021 Long-Term Incentive Plan.

10.4	Form of Non-Employee Director Restricted Stock Unit Award Agreement under Wireless Telecom Group, Inc. 2021 Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30,2021, filed on August 11, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104**	COVER page formatted as Inline XBRL and contained in Exhibit 101

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: August 11, 2021
	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer
Dated: August 11, 2021
	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer

