Form 10-Q
period 2021-09-30
WIRELESS TELECOM GROUP INC
filed 2021-11-10
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of November 5, 2021: 22,421,183

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	September 30 2021	December 31 2020
CURRENT ASSETS
Cash & cash equivalents	$1,283	$4,910
Accounts receivable - net of reserves of $216 and $143, respectively	7,420	5,520
Inventories - net of reserves of $1,241 and $1,129 respectively	9,655	8,796
Prepaid expenses and other current assets	2,058	2,172
TOTAL CURRENT ASSETS	20,416	21,398

PROPERTY PLANT AND EQUIPMENT - NET	1,629	1,824

OTHER ASSETS
Goodwill	11,461	11,512
Acquired intangible assets, net	4,249	5,242
Deferred income taxes	6,162	5,701
Right of use assets	1,282	1,680
Other assets	548	561
TOTAL OTHER ASSETS	23,702	24,696

TOTAL ASSETS	$45,747	$47,918

CURRENT LIABILITIES
Short term debt	$150	$512
Accounts payable	2,205	1,546
Short term leases	572	534
Accrued expenses and other current liabilities	7,656	7,997
Deferred revenue	691	924
TOTAL CURRENT LIABILITIES	11,274	11,513

LONG TERM LIABILITIES
Long term debt	3,578	8,895
Long term leases	766	1,200
Other long term liabilities	1,678	82
Deferred tax liability	444	377
TOTAL LONG TERM LIABILITIES	6,466	10,554

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized 35,550,342 and 34,888,904 shares issued, 22,310,889 and 21,669,361 shares outstanding	355	349
Additional paid in capital	51,305	50,163
Retained earnings/(deficit)	171	(946)
Treasury stock at cost, 13,239,453 and 13,219,543 shares	(24,600)	(24,556)
Accumulated other comprehensive income	776	841
TOTAL SHAREHOLDERS’ EQUITY	28,007	25,851

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,747	$47,918

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Net revenues	$12,824	$10,868	$36,168	$31,404

Cost of revenues	6,284	5,214	17,549	15,655

Gross profit	6,540	5,654	18,619	15,749

Operating expenses
Research and development	1,435	1,826	4,281	5,080
Sales and marketing	1,854	1,732	5,266	5,111
General and administrative	2,800	2,444	8,469	7,322
Loss on Change in Contingent Consideration	1,000	-	1,000	-
Total operating expenses	7,089	6,002	19,016	17,513

Operating income/(loss)	(549)	(348)	(397)	(1,764)

Extinguishment of PPP loan	-	-	2,045	-
Other income/(expense)	20	(43)	29	252
Interest expense	(365)	(256)	(947)	(727)

Income/(Loss) before taxes	(894)	(647)	730	(2,239)

Tax provision/(benefit)	(707)	128	(386)	352

Net income/(loss)	$(187)	$(775)	$1,116	$(2,591)

Other comprehensive income/(loss):
Foreign currency translation adjustments	(152)	565	(64)	(406)
Comprehensive income/(loss)	$(339)	$(210)	$1,052	$(2,997)

Income/(Loss) per share:
Basic	$(0.01)	$(0.04)	$0.05	$(0.12)
Diluted	$(0.01)	$(0.04)	$0.05	$(0.12)

Weighted average shares outstanding:
Basic	22,234	21,703	21,900	21,643
Diluted	22,234	21,703	24,219	21,643

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months
	Ended September 30
	2021	2020
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES
Net Income/(Loss)	$1,116	$(2,591)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Depreciation and amortization	1,604	1,631
Extinguishment of PPP loan	(2,045)	-
Amortization of debt issuance fees	217	215
Share-based compensation expense	301	360
Deferred rent	(22)	(22)
Deferred income taxes	(387)	1,057
Provision for doubtful accounts	72	(28)
Inventory reserves	115	119
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,998)	(1,343)
Inventories	(993)	(461)
Prepaid expenses and other assets	459	(226)
Accounts payable	728	(451)
Accrued expenses and other liabilities	1,368	888
Net cash provided/(used) by operating activities	535	(852)

CASH FLOWS PROVIDED/(USED) BY INVESTING ACTIVITIES
Capital expenditures	(417)	(228)
Acquisition of business, net of cash acquired	(200)	(7,189)
Net cash provided/(used) by investing activities	(617)	(7,417)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES
Revolver borrowings	50,220	27,432
Revolver repayments	(50,175)	(29,786)
Term loan borrowings	345	8,400
Term loan repayments	(4,191)	(405)
Debt issuance fees	-	(1,305)
PPP loan	-	2,045
Payment of contingent consideration	(460)	-
Proceeds from exercise of stock options	209	15
Shares withheld for employee taxes	(44)	(31)
ATM shares sold	565	-
Net cash provided/(used) by financing activities	(3,531)	6,365

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14)	(138)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,627)	(2,042)

Cash and Cash Equivalents, at Beginning of Period	4,910	4,245

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,283	$2,203

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$698	$527
Cash paid during the period for income taxes	$150	$53
Non cash issuance of common stock in connection with acquisition – see Note 3

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2020	34,488,252	$345	$49,062	$7,142	$(24,509)	$651	$32,691

Net income/(loss)	-	-	-	(1,147)	-	-	(1,147)
Forfeiture of restricted stock	(16,667)
Issuance of shares in connection with Holzworth acquisition	347,319	3	462	-	-	-	465
Issuance of warrants in connection with term debt	-	-	151	-	-	-	151
Shares withheld for employee taxes	-	-	-	-	(26)	-	(26)
Share-based compensation expense	-	-	81	-	-	-	81
Cumulative translation adjustment	-	-	-	-	-	(935)	(935)
Balances at March 31, 2020	34,818,904	$348	$49,756	$5,995	$(24,535)	$(284)	$31,280

Net income/(loss)	-	-	-	(668)	-	-	(668)
Share-based compensation expense	-	-	128	-	-	-	128
Cumulative translation adjustment	-	-	-	-	-	(36)	(36)
Balances at June 30, 2020	34,818,904	$348	$49,884	$5,327	$(24,535)	$(320)	$30,704

Net income/(loss)	-	-	-	(775)	-	-	(775)
Issuance of shares in connection with stock options exercised	20,000	-	15	-	-	-	15
Issuance of restricted stock	50,000	1	(1)	-	-	-	-
Shares withheld for employee taxes	-	-	-	-	(5)	-	(5)
Share-based compensation expense	-	-	151	-	-	-	151
Cumulative translation adjustment	-	-	-	-	-	565	565
Balances at September, 2020	34,888,904	$349	$50,049	$4,552	$(24,540)	$245	$30,655

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2021	34,888,904	$349	$50,163	$(946)	$(24,556)	$841	$25,851

Net income/(loss)	-	-	-	(233)	-	-	(233)
Shares withheld for employee taxes	-	-	-	-	(17)	-	(17)
Share-based compensation expense	-	-	114	-	-	-	114
Cumulative translation adjustment	-	-	-	-	-	75	75
Balances at March 31, 2021	34,888,904	$349	$50,277	$(1,179)	$(24,573)	$916	$25,790

Net income/(loss)	-	-	-	1,537	-	-	1,537
Issuance of restricted stock	223,517	2	(2)	-	-	-	-
Share-based compensation expense	-	-	89	-	-	-	89
Cumulative translation adjustment	-	-	-	-	-	12	12
Balances at June 30, 2021	35,112,421	$351	$50,364	$358	$(24,573)	$928	$27,428

Net income/(loss)	-	-	-	(187)	-	-	(187)
Issuance of shares in connection with stock options exercised	140,000	1	208	-	-	-	209
Issuance of shares in connection with Holzworth acquisition	33,220	-	73	-	-	-	73
Shares withheld for employee taxes	-	-	-	-	(27)	-	(27)
Share-based compensation expense	-	-	98	-	-	-	98
ATM shares sold	264,701	3	562	-	-	-	565
Cumulative translation adjustment	-	-	-	-	-	(152)	(152)
Balances at September 30, 2021	35,550,342	$355	$51,305	$171	$(24,600)	$776	$28,007

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

Oura customers include wireless carriers, aerospace companies, defense contractors, military and government agencies, satellite communication companies, network equipment manufacturers, tower companies, semiconductor device manufacturers, system integrators, neutral host providers and medical device manufacturers.

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

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “third quarter(s)” or “three months” indicate the Company’s three month period ended September 30, 2021 and September 30, 2020, and references to “year-end” indicate the fiscal year ended December 31, 2020.

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

For the three months ended September 30, 2021 no one customer accounted for greater than 10% of consolidated revenue. For the nine months ended September 30, 2021 one customer accounted for 10.32% of consolidated revenue. For the three months ended September 30, 2020, one customer accounted for 12.5% of the Company’s consolidated revenues. For the nine months ended September 30, 2020 no one customer accounted for greater than 10% of the Company’s consolidated revenues.

One customer accounted for 12.2% of consolidated accounts receivable as of September 30, 2021. At December 31, 2020, one customer accounted for 12.7% of consolidated accounts receivable.

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

Contingent Consideration

Under the terms of the Holzworth Share Purchase Agreement, the Company is required to pay additional purchase price in the form of deferred purchase price payments and an earnout based on Holzworth’s financial results for the years ended December 31, 2020 and 2021.

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

The Company accounts for business acquisitions in accordance with ASC 805, Business Combinations. Under ASC 805 the Company is required to reassess contingent consideration liabilities as of each reporting date. Additionally, adjustments to contingent consideration liabilities that occur after the measurement period, which is typically one year, are recorded as a component of operating income in the Consolidated Statement of Operations and Comprehensive Income/(Loss). Due to the anticipated better than expected financial performance of the Holzworth reporting unit for fiscal year 2021, the Company recorded an increase to the contingent consideration liabilities in the amount of $1.0 million in the three months ended September 30, 2021, which represents the Company’s best estimate of the earnout payable based on the expected financial results for the year ending December 31, 2021. This earnout will be payable in four equal installments in fiscal 2022. The adjustment was recorded as a loss on change in contingent consideration in the Consolidated Statement of Operations and Comprehensive Income/(Loss).

As of September 30, 2021, amounts due for the Holzworth deferred purchase price and earnout were $500,000 and $4.1 million, respectively.

NOTE 2 – Accounting Pronouncements

Recently Adopted Accounting Standards

There have been no changes to our significant accounting policies as described in the 2020 Form 10-K that had a material impact on our consolidated financial statements and related notes.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance was effective for the Company beginning on January 1, 2021 and prescribes different transition methods for the various provisions. The adoption of this standard had no material impact on the Company’s financial statements or related disclosures.

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

Additionally, the parties amended the payment dates of the earnout consideration. The payment date of the Year 1 Earnout has been amended from March 31, 2021 to (i) six (6) equal quarterly installments of 10% of the Year 1 Earnout payable on the last business day of each calendar quarter between June 30, 2021 and September 30, 2022 and (ii) one (1) installment payment equal to 40% of the Year 1 Earnout on December 31, 2022. The Year 1 Earnout is payable in cash or shares of the Company’s common stock, at the Company’s option, based on the 90 trading day volume weighted average price immediately preceding final determination of the Year 1 Earnout or $2.19 per share. The payment for the Year 1 Earnout is $3.4 million, of which $210,000 was paid in cash and $73,000 was issued in common stock as of September 30, 2021.

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

Due to the anticipated better than expected financial performance of the Holzworth reporting unit for fiscal year 2021, the Company recorded an increase to the contingent consideration liabilities in the amount of $1.0 million in the three months ended September 30, 2021 which represents the Company’s best estimate of the Year 2 Earnout. The adjustment was recorded as a loss on change in contingent consideration in the Consolidated Statement of Operations and Comprehensive Income/(Loss).

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

The Company’s post acquisition consolidated goodwill is shown below (in thousands):

	Holzworth	Microlab	CommAgility	Total
Balance as of January 1, 2020	$-	$1,351	$8,718	$10,069
Holzworth acquisition	6,000	-	-	6,000
Goodwill Impairment	-	-	(4,742)	(4,742)
Foreign currency translation	-	-	185	185
Balance as of December 31, 2020	$6,000	$1,351	$4,161	$11,512
Foreign currency translation	-	-	45	45
Balance as of March 31, 2021	$6,000	$1,351	$4,206	$11,557
Foreign currency translation	-	-	7	7
Balance as of June 30, 2021	$6,000	$1,351	$4,213	$11,564
Foreign currency translation	-	-	(103)	(103)
Balance as of September 30, 2021	$6,000	$1,351	$4,110	$11,461

NOTE 4 – Debt

Debt consists of the following (in thousands):

September 30, 2021
Revolver at LIBOR plus margin	$45
Term loan at LIBOR plus margin	4,125
Less: Debt issuance costs, net of amortization	(678)
Less: Fair value of warrants, net of amortization	(101)
CIBLS Loan at Bank of England plus margin	337
Total Debt	3,728
Less: Debt maturing within one year	(150)
Non-current portion of long term debt	$3,578

Term loan payments by period (in thousands):

Remainder of 2021	$21
2022	126
2023	168
2024	168
2025	3,936
Thereafter	43
Total	$4,462

Muzinich Term Loan Facility

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

On May 27, 2021, the Company and its subsidiaries entered into the Third Amendment to the Credit Agreement and Limited Waiver (“Amendment 3)” with Muzinich in which Muzinich, among other things, permitted CommAgility to enter into the CIBLS Loan Agreement with Lloyds Bank Plc. See description below.

On September 28, 2021, the Company and its subsidiaries entered into the Fourth Amendment to Credit Agreement and Limited Waiver (“Amendment 4”) with Muzinich. Amendment 4 was executed in connection with a prepayment of the principal balance of the Muzinich term loan in the amount of $3.7 million and accrued interest thereon of $95,000 on September 28, 2021. Additionally, the Company paid a prepayment premium of 2% of the prepayment amount or $74,000.

Under the terms of Amendment 4, the interest rate margin was decreased from 9.25% to 8.75% when trailing twelve month Consolidated EBITDA, as defined, excluding the US R&D tax credit, is less than or equal to $4.0 million and decreased from 8.50% to 8.00% when trailing twelve month Consolidated EBITDA, as defined, excluding the US R&D tax credit, is greater than $4.0 million but equal to or less than $6.3 million. Muzinich also agreed to waive compliance with the financial covenant set forth in Section 7.11(c) of the Credit Agreement from September 28, 2021 until March 31, 2022. Section 7.11(c) requires the trailing four week average liquidity, as defined, of the Company’s CommAgility subsidiary to be no less than $1.0 million. The waiver of this covenant may be extended upon the consent of Muzinich. Additionally, under Amendment 4, the definition of Consolidated Interest Charges was amended to treat the aforementioned principal prepayment of $3.7 million as being made on October 1, 2020.

Credit Facility with Bank of America, N.A.

The Company entered into a Credit Facility with Bank of America, N.A. (“Bank of America”) on February 16, 2017 (the “Credit Facility”), which provided for a term loan in the aggregate principal amount of $760,000 (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the Credit Facility) of up to a maximum availability of $9.0 million (“Revolver Commitment Amount”). The borrowing base is calculated as a percentage of eligible accounts receivable and inventory, as defined, subject to certain caps and limits. The borrowing base is calculated on a monthly basis and interest is calculated at LIBOR plus a margin. The proceeds of the Term Loan and Revolver were used to finance the acquisition of CommAgility in 2017.

In connection with the Acquisition, on February 7, 2020, the Company and certain of its subsidiaries (the “Borrowers”), and Bank of America entered into Amendment No. 5 to the Credit Facility (“BOA Amendment 5”). By entering into BOA Amendment 5, Holzworth, together with CommAgility Limited, became borrowers under the Credit Facility. The obligations of the Borrowers under the Credit Facility are guaranteed by Wireless Telecom Group, Ltd. CommAgility Limited and Wireless Telecom Group, Ltd. are both wholly owned subsidiaries of the Company. Additionally, the Company prepaid the remaining principal balance of the BOA Term Loan in the amount of $304,000.

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

On September 28, 2021, the Company and its subsidiaries entered into Amendment No. 8 (“BOA Amendment 8”) in which Bank of America consented to the aforementioned principal prepayment of the Muzinich term loan and amended the definition of Fixed Charge Coverage Ratio to treat the Muzinich principal prepayment as being made on October 1, 2020. Additionally, Bank of America and the Company agreed that, in accordance with the Credit Facility, the LIBOR should be replaced with a successor rate in accordance with the provisions of BOA Amendment 5. Accordingly, BOA Amendment 8 defines the LIBOR successor rate for loans denominated in U.S. dollars to be the Bloomberg Short-Term Bank Yield Index rate (“BSBY”), loans denominated in Sterling to be the Sterling Overnight Index Average Reference Rate (“SONIA”) and loans denominated in Euros to be the Euro Interbank Offered Rate (“EURIBOR”). Loans drawn after the effective date of BOA Amendment 8 will bear interest as the successor rates named above plus the applicable margin, as defined.

As of September 30, 2021, the interest rate on the Term Loan Facility was 9.75% and the interest rate on the Revolver was 2.13%. The Company had $45,000 drawn on the asset-based revolver as of September 30, 2021. As of September 30, 2021, and the date hereof the Company is in compliance with all covenants of the Credit Facility and the Term Loan Facility.

PPP Loan

On May 4, 2020, the Company received $2.0 million pursuant to a loan from Bank of America N.A. under the Paycheck Protection Program (“PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association (“SBA”). The loan had an interest rate of 1% and a term of 24 months. A repayment schedule was not provided by Bank of America. Accordingly, as of December 31, 2020 the full amount of the term loan was shown as due in May 2022. Funds from the loan were used only for certain permitted purposes, including payroll, benefits, rent and utilities. The CARES Act and the PPP provided a mechanism for forgiveness of up to the full amount of the loan upon application to the SBA for forgiveness by the Company. The Company applied for forgiveness of the loan and received notice that the loan and accrued interest were fully forgiven, and that the SBA remitted payment in full to Bank of America N.A. on June 5, 2021. The Company elected to account for the loan in accordance with Accounting Standard Codification 470 Debt. Accordingly, the Company recorded a gain on extinguishment of debt on the Consolidated Statement of Operations and Comprehensive Income/(Loss) in the nine months ended September 30, 2021.

CIBLS Loan

On May 27, 2021, CommAgility entered into the Coronavirus Business Interruption Loan Agreement (“CIBLS Loan”) with Lloyds Bank PLC (“Lloyds”). Under the terms of the CIBLS Loan CommAgility can draw up to a maximum of £250,000 for purposes of supporting daily business cash flow. The CIBLS Loan is repayable in 48 consecutive equal monthly installments beginning in month 13 after the initial loan drawdown (12 month principal repayment holiday). Interest is payable monthly at the official bank rate of the Bank of England plus an interest margin of 2.35% per annum. Interest payments are due monthly beginning in month 13 after the initial loan drawdown. The first twelve months of interest payments are paid by the U.K. government. The CIBLS Loan is secured by the assets of CommAgility subject to a Deed of Priority between Muzinich, Bank of America and Lloyds. The CIBLS Loan ranks subordinate to both the Muzinich Term Loan and Bank of America Credit Facility.

On July 1, 2021 CommAgility executed a draw down of the maximum amount of £250,000. As of September 30, 2021, $21,000 is included in short term debt and $316,000 is included long term debt on the Consolidated Balance Sheet.

NOTE 5 – Equity

On July 21, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), to issue and sell through the Agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $12,000,000 (the “Shares”). The Agent was not required to sell any specific number of Shares. Shares sold under the Sales Agreement were issued and sold pursuant to the Company’s previously filed registration statement on Form S-3 (File No. 333-227051) filed with the Securities and Exchange Commission (the “Commission”) on August 27, 2018 and declared effective on September 17, 2018. A prospectus supplement relating to the offering of the Shares was filed with the Commission on July 21, 2021.

From July 21, 2021 through August 6, 2021 the Agent sold 264,701 shares of the Company’s common stock for net proceeds of $738,827, after deducting sales commissions paid to the Agent in accordance with the terms of the Sales Agreement.

The registration statement pursuant to which the shares were sold expired on September 17, 2021 and was not renewed.

NOTE 6 – Leases

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

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the consolidated balance sheets as of September 30, 2021 and December 31, 2020. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

An initial right-of-use asset of $1.9 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on January 1, 2019. With our acquisition of Holzworth on February 7, 2020, we acquired a right-of-use asset of $789,000. There have been no other right-of-use assets recognized since the date of adoption of the new lease standard. Cash paid for amounts included in the present value of operating lease liabilities was $168,000 and $500,000 for the three and nine months ended September 30, 2021, respectively, and was included in operating cash flows. Cash paid for amounts included in the present value of operating lease liabilities for the three and nine months ended September 30, 2020 was $167,000 and $483,000, respectively.

Operating lease costs for the three and nine months ended September 30, 2021 were $258,000 and $825,000, respectively. Operating lease costs for the three and nine months ended September 30, 2020 were $269,000 and $791,000, respectively.

The following table presents information about the amount and timing of cash flows arising from the Company’s leases as of September 30, 2021:

(in thousands)	September 30, 2021
Maturity of Lease Liabilities
Remainder of 2021	$156
2022	637
2023	276
2024	158
2025	163
Thereafter	69
Total Undiscounted operating lease payments	1,459
Less: imputed interest	(121)
Present value of operating lease liabilities	$1,338

Balance sheet classification
Current lease liabilities	$572
Long-term lease liabilities	766
Total operating lease liabilities	$1,338

Other information
Weighted-average remaining term (months) for operating leases	37
Weighted-average discount rate for operating leases	5.88%

NOTE 7 – Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 97% and 100% of the Company’s consolidated revenue for each of the three and nine months ended September 30, 2021 and 2020, respectively.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets (unbilled revenue) or contract liabilities (deferred revenue) on the Company’s consolidated balance sheet. The Company records unbilled revenue when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Unbilled revenue was $179,000 and $260,000 as of September 30, 2021 and December 31, 2020, respectively, and recorded in prepaid expenses and other current assets. Deferred revenue was $691,000 and $924,000 as of September 30, 2021 and December 31, 2020, respectively. The decrease in deferred revenue from December 31, 2020 is primarily due to recognition of revenue for certain CommAgility projects involving multiple performance obligations, offset by billing in advance of revenue recognition for new projects with multiple performance obligations.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands).

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Total net revenues by revenue type
Passive and active RF components	$5,444	$4,407	$12,809	$14,527
Signal generators and components	3,485	3,970	10,003	8,598
Signal analyzers and power meters	1,996	1,451	5,392	4,297
Signal processing hardware	813	106	3,825	1,471
Software licenses	178	443	1,509	1,157
Services	908	491	2,630	1,354
Total net revenue	$12,824	$10,868	$36,168	$31,404
Total net revenues by geographic areas
Americas	$9,547	$8,958	$26,018	$23,598
EMEA	1,815	1,145	5,390	4,793
APAC	1,462	765	4,760	3,013
Total net revenue	$12,824	$10,868	$36,168	$31,404

NOTE 8 – Income Taxes

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

As of September 30, 2021, the Company’s net deferred tax asset of approximately $6.2 million is net of a valuation allowance of approximately $7.7 million which is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit.

The Company recorded a tax benefit of $386,000 for the nine months ended September 30, 2021 due to estimated taxable losses primarily as a result of anticipated research and development deductions in the U.K. This was partially offset by the recognition of tax provisions due to the impact of an increase of the deferred tax liability for the Company’s U.K. jurisdiction due to an increase in the enacted U.K. tax rate in the nine months ended September 30, 2021.

The Company recorded a tax provision of $352,000 for the nine months ended September 30, 2020 due to estimated taxable income in the U.S. because qualified expenses under the PPP loan were not expected to be deductible for tax purposes. In recording the tax provision for the nine months ended September 30, 2020, the Company had assumed that the PPP loan would be forgiven and, therefore, all PPP qualified expenses were treated as non-deductible. This was offset somewhat by estimated losses as well as research and development deductions in the UK.

NOTE 9 – Earnings (Loss) Per Share

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Weighted average common shares outstanding	22,233,876	21,703,268	21,899,799	21,642,955
Potentially dilutive equity awards	2,449,930	388,366	2,319,127	295,186
Weighted average common shares outstanding, assuming dilution	24,683,806	22,091,634	24,218,926	21,938,141

For the three and nine months ended September 30, 2021, the weighted average number of options to purchase common stock not included in potentially dilutive equity awards because the performance condition was not met was 1,205,000. The number of shares issuable under the terms of the Holzworth earnout, if all paid in shares of common stock, is 1,430,889 and is included in potentially dilutive equity awards in the chart above.

For the three and nine months ended September 30, 2020, the weighted average number of options and warrants to purchase common stock not included in diluted loss per share because the effects are anti-dilutive, or the performance condition was not met, was 3,246,167 and 2,924,650, respectively.

NOTE 10 – Inventories

Inventory carrying value is net of inventory reserves of $1.2 million at September 30, 2021 and $1.1 million at December 31, 2020.

Inventories consist of (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$6,067	$4,644
Work-in-process	787	618
Finished goods	2,801	3,534
Total Inventory	$9,655	$8,796

NOTE 11 – Accrued Expenses and Other Current Liabilities

As of September 30, 2021, and December 31, 2020 accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Holzworth earnout – short term	$2,521	$3,423
Payroll and related benefits	1,141	864
Goods received not invoiced	1,085	458
Holzworth deferred purchase price	500	950
Professional fees	481	331
Commissions	462	605
Bonus	446	123
Returns reserve	248	212
Sales and use and VAT tax	216	315
Warranty reserve	140	140
Harris arbitration liability	-	116
Other	416	460
Total	$7,656	$7,997

NOTE 12 - Accounting for Stock Based Compensation

The Company’s results for the three months ended September 30, 2021 and 2020 include $98,000 and $151,000, respectively, related to stock based compensation expense. The Company’s results for the nine months ended September 30, 2021 and 2020 include $301,000 and $360,000, respectively related to stock based compensation expense. Such amounts have been included in the Consolidated Statement of Operations and Comprehensive Income/(Loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. As of September 30, 2021, there are no awards available for grant under the 2012 Plan.

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

On August 2, 2021 the Company granted 25,000 Restricted Stock Units (“RSU”) to each of our six independent Board members under the 2021 Incentive Plan. Each RSU represents the Company’s obligation to issue one share of the Company’s common stock subject to the RSU award agreement and 2021 Incentive Plan. The grant date fair value was $2.70 per share and the RSUs vest on the day before the first anniversary of the grant date or, if earlier, the effective date of a separation of service due to death or disability, provided the Board member has rendered continuous service to the Company as a member of the Board of Directors from grant date to vesting date. Once vested the RSU will be settled by delivery of shares to the Board member no later than 30 days following: 1) the third anniversary of the grant date, 2) separation from service following, or coincident with, a vesting date, or 3) a change in control.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

There have been no material changes in our commitments and contingencies and risks and uncertainties as of September 30, 2021 from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020.

NOTE 14 - SUBSEQUENT EVENTS

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

Introduction

The Company started to see signs of an economic recovery from the COVID-19 pandemic in the third quarter of 2021, specifically in our RF Components (“RFC”) product group. However, the Company continues to deal with major global disruptions caused by the pandemic including global supply chain shortages of key components and a difficult labor market especially for roles requiring technical expertise. We are also assessing President Biden’s executive order on vaccine mandates and the possible impact on us as a supplier to large global defense subcontractors. We have adopted flexible work arrangements in our locations for those employees that can work remotely and continue to implement safety precautions in our facilities.

Our third quarter 2021 consolidated revenue increased 18% from the prior year period reflecting increases in all three of our product groups. The largest increase was in our RFCproduct group due to a recovery in carrier spending from the prior year. Our consolidated gross margin exceeded 50% as improving margins at the RFC and Test and measurement (“T&M”) product groups were offset by lower margins at our Radio, baseband and software product group (“RBS”) due to a higher mix of lower margin hardware and services sales in the quarter. Due to the better than expected performance of our Holzworth brand we recorded a $1.0 million loss on contingent consideration in the quarter which represents the estimated earnout payment for financial performance in fiscal 2021. This earnout will be payable in four equal installments in fiscal 2022.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Net Revenues (in thousands)

	Three months ended September 30,
	Revenue		% of Revenue		Change
	2021	2020	2021	2020	Amount	Pct.
RF components	$5,448	$4,418	42.5%	40.7%	$1,030	23.3%
Test and measurement	5,931	5,797	46.2%	53.3%	134	2.3%
Radio, baseband, software	1,445	653	11.3%	6.0%	792	121.3%
Total net revenues	$12,824	$10,868	100.0%	100.0%	$1,956	18.0%

Net consolidated revenue increased 18.0% from the prior year period due primarily to increased sales at the RFC product group due to increased carrier spending specifically on large projects. Also contributing to the increase were higher sales of our digital signal processing cards at the RBS product group.

Gross Profit (in thousands)

	Three months ended September 30,
	Gross Profit		Gross Profit %		Change
	2021	2020	2021	2020	Amount	Pct.
RF components	$2,497	$1,927	45.8%	43.6%	$570	29.6%
Test and measurement	3,367	3,182	56.8%	54.9%	185	5.8%
Radio, baseband, software	676	545	46.8%	83.5%	131	24.0%
Total gross profit	$6,540	$5,654	51.0%	52.0%	$886	15.7%

Consolidated gross profit increased 15.7% due to higher revenues at all three product groups. Gross profit margin increased at the RFC product group due to higher absorption of fixed manufacturing and overhead costs and at the T&M product group due to a purchase accounting adjustment recorded in the prior year period in the amount of $258,000. Excluding the purchase accounting adjustment, gross margins at the T&M product group declined due to product mix. Gross profit margin at the RBS product group declined due to a higher mix of lower margin hardware and services revenues as compared to the prior year period.

Operating Expenses (in thousands)

	Three months ended September 30,
	Operating Expenses		% of Revenue		Change
	2021	2020	2021	2020	Amount	Pct.
Research and development	$1,435	$1,826	11.2%	16.8%	$(391)	-21.4%
Sales and marketing	1,854	1,732	14.5%	15.9%	122	7.0%
General and administrative	2,800	2,444	21.8%	22.5%	357	14.6%
Loss on change in fair value of contingent consideration	1,000	-	7.8%	-	1,000	-
Total operating expenses	$7,089	$6,002	55.3%	55.2%	$1,088	18.1%

Research and development expenses decreased 21.4% from the prior year due primarily to lower third party research and development costs, the majority of which is in connection with our T&M product group. The mix of third party research and development expenses to internal expenses varies by project. We expect to continue third party investments in research and development dependent upon project deadlines, new product development opportunities and longer term product roadmap dependencies which, in turn, may create increases and decreases to research and development expenses as a percentage of revenue. The decline in third party expenses was offset somewhat by unfavorable foreign exchange impact, specifically the increase in the pound sterling which increased approximately 6.9% year over year resulting in an increase in research and development expenses of $61,000.

Sales and marketing expenses increased $122,000 due to increases in internal commissions, marketing expenses and headcount expenses. The aforementioned unfavorable foreign exchange impact on sales and marketing expenses was approximately $13,000.

General and administrative expenses increased 14.6% from the prior year period primarily due to an increase in headcount related expenses and legal expenses associated with our debt amendments. The aforementioned unfavorable foreign exchange impact on general and administrative expenses was approximately $29,000.

Loss on Contingent Consideration

The Company recorded a $1.0 million loss on contingent consideration in the three months ended September 30, 2021 due to an increase in the estimated Holzworth year 2 earnout.

Other Income/(Expense)

Other income increased $63,000 from the prior year period due primarily to higher foreign exchange gains as compared to the prior year period.

Interest Expense

Consolidated interest expense increased $109,000 from the prior year due to the premium associated with our term debt prepayment in September of $74,000 as well as a higher interest rate on our term debt as compared to the prior year.

Taxes

The Company recorded a tax benefit in the current year period as compared to a tax provision in the prior year period due to estimated taxable losses in the current year due primarily to anticipated research and development deductions in the U.K. In the prior year period the Company estimated that qualified PPP loan expenses were not deductible which resulted in a tax provision.

Net Income/Loss

Net loss decreased $588,000 due to increased sales and gross margin in the current year and the recognition of a tax benefit offset by the recognition of the loss on contingent consideration and higher interest expense.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Net Revenues (in thousands)

	Nine months ended September 30,
	Revenue		% of Revenue		Change
	2021	2020	2021	2020	Amount	Pct.
RF components	$12,820	$14,555	35.4%	46.4%	$(1,735)	-11.9%
Test and measurement	16,779	14,013	46.4%	44.6%	2,766	19.7%
Radio, baseband, software	6,569	2,836	18.2%	9.0%	3,733	131.6%
Total net revenues	$36,168	$31,404	100.0%	100.0%	$4,764	15.2%

Net consolidated revenue increased 15.2% from the prior year period due primarily to the RBS product group due to higher revenue associated with new software and service contracts and higher sales of our digital signal processing cards as compared to the prior year period. Also contributing to the overall revenue increase was an increase in T&M revenue due to a full year contribution of Holzworth in fiscal 2021, as well as increased revenue from our legacy T&M brands. This was offset by lower revenue at our RFC product group as wireless carrier spend in the first half of 2021 was impacted by the on-going impact of the COVID-19 pandemic.

Gross Profit (in thousands)

	Nine months ended September 30,
	Gross Profit		Gross Profit %		Change
	2021	2020	2021	2020	Amount	Pct.
RF components	$5,345	$6,576	41.7%	45.2%	$(1,231)	-18.7%
Test and measurement	9,690	7,451	57.8%	53.2%	2,239	30.0%
Radio, baseband, software	3,584	1,722	54.6%	60.7%	1,862	108.1%
Total gross profit	$18,619	$15,749	51.5%	50.1%	$2,870	18.2%

Consolidated gross profit increased 18.2% due to higher revenues at the T&M and RBS product groups and was only partially offset by lower revenues at the RFC product group. Gross profit margin increased due to the contribution of higher margin software and services sales at the RBS product group and the prior year purchase accounting adjustment of $448,000 at the T&M product group. Excluding the purchase accounting adjustment, gross margin at the T&M product group increased on higher absorption of fixed manufacturing costs.

Operating Expenses (in thousands)

	Nine months ended September 30,
	Operating Expenses		% of Revenue		Change
	2021	2020	2021	2020	Amount	Pct.
Research and development	$4,281	$5,080	11.8%	16.2%	$(799)	-15.7%
Sales and marketing	5,266	5,111	14.6%	16.3%	155	3.0%
General and administrative	8,469	7,322	23.4%	23.3%	1,147	15.7%
Loss on change in fair value of contingent consideration	1,000	-	2.8%	-	1,000	-
Total operating expenses	$19,016	$17,513	52.6%	55.8%	$1,503	8.6%

Research and development expenses decreased 15.7% from the prior year due primarily to lower third party research and development costs, the majority of which is in connection with our third party 5G collaboration agreement and our T&M product group. The mix of third party research and development expenses to internal expenses varies by project. We expect to continue third part investments in research and development dependent upon project deadlines, new product development opportunities and longer term product roadmap dependencies which, in turn, may create increases and decreases to research and development expenses as a percentage of revenue. The decline in third party expenses was offset somewhat by unfavorable foreign exchange impact, specifically the increase in the pound sterling which increased approximately 8.1% year over year resulting in an increase in research and development expenses of $225,000.

Sales and marketing expenses increased 3.0% from the prior year due primarily to higher internal commissions expense and marketing expenses. The aforementioned unfavorable foreign exchange impact on sales and marketing expenses was approximately $50,000.

General and administrative expenses increased 15.7% from the prior year period due primarily to higher headcount related expenses of $844,000 related to the addition of our Chief Revenue Officer in August of 2020, merit and bonus increases and the reinstatement of other benefits that were previously eliminated in the first half of 2020 during the COVID-19 pandemic. Also contributing to the increase are higher legal expenses of $169,000 primarily related to amendments to the Company’s debt agreements and Holzworth Stock Purchase Agreement, higher insurance expenses of $122,000 only partially offset by lower merger and acquisition expenses, and severance and stock compensation expense which decreased $278,000 in total from the prior year period. The aforementioned unfavorable foreign exchange impact on general and administrative expenses was approximately $111,000.

Loss on Contingent Consideration

The Company recorded a $1.0 million loss on contingent consideration in the nine months ended September 30, 2021 due to an increase in the estimated Holzworth year 2 earnout.

Gain on Extinguishment of Debt

The Company recorded a $2.0 million gain on extinguishment of debt in the nine month period ended September 30, 2021, as we received notice from the SBA that our PPP loan was fully forgiven.

Other Income/(Expense)

Other income decreased $223,000 from the prior year period due primarily to lower foreign exchange gains and lower gains on sales of assets.

Interest Expense

Consolidated interest expense increased $220,000 due primarily to increased interest on our Term Loan Facility as compared to the prior year.

Taxes

The Company recorded a tax benefit in the current year period as compared to a tax provision in the prior year period due to estimated taxable losses in the current year due primarily to anticipated research and development deductions in the U.K. In the prior year period the Company estimated that qualified PPP loan expenses were not deductible which resulted in a tax provision.

Net Income/Loss

The Company recorded net income of $1.1 million in the nine months ended September 30, 2021 as compared to a net loss of $2.6 million in the prior year period due to higher sales and gross margin, the recognition of the gain on extinguishment of the PPP Loan and the recognition of a tax benefit offset by higher operating expenses due to the recognition of a loss on contingent consideration and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has three credit facilities – an asset based revolving loan which is subject to a borrowing base calculation (as defined) with Bank of America, N.A. (the “Credit Facility” or the “Revolver”), a term loan facility with Muzinich BDC Inc. (“Muzinich”) in the amount of $8.4 million (the “Term Loan Facility”) which was used to finance the Holzworth acquisition in February of 2020, and the Coronavirus Business Interruption Loan Agreement (“CIBLS Loan”) with Lloyds Bank PLC (“Lloyds”). Additionally, on May 4, 2020 the Company received $2.0 million pursuant to a PPP loan, which was fully forgiven by the SBA in June 2021. See Note 4 above and our Annual Report on Form 10-K for the year ended December 31, 2020 for a more detailed description of our credit facilities.

Sources and Uses of Cash

During the nine months ended September 30, 2021, the Company’s consolidated cash balance decreased approximately $3.6 million due primarily to a paydown of $4.2 million of our Term Loan Facility which includes a $3.7 million prepayment on September 28, 2021, the payment of contingent consideration and deferred purchase price related to the Holzworth acquisition of $460,000, payment of the final holdback amount of the Holzworth purchase price of $200,000, and capital expenditures of $417,000. These payments were offset by cash provided by operations due primarily to operating income generated during the nine months ended September 30, 2021.

Operating Activities

Cash provided by operations was $535,000 for the nine months ended September 30, 2021 as compared to cash used by operations of $852,000 in the prior year period. This was due to higher operating income and lower cash used for working capital as compared to the prior year.

Investing Activities

Cash used by investing activities decreased from $7.4 million to $617,000 as the prior year period included $7.2 million in cash paid for the Holzworth acquisition. Capital expenditures increased from $228,000 in the prior year to $417,000 in the current year period as capital expenditures for infrastructure to support our research and development roadmaps have increased.

Financing Activities

Cash from financing activities decreased from cash provided of $6.4 million to cash used of $3.5 million as the current year includes term debt paydowns of $4.2 million including a $3.7 million prepayment on September 28th, 2021, and $460,000 related to the payment of contingent consideration and deferred purchase price payment related to the Holzworth acquisition. These uses of cash were offset by the net proceeds of the Company’s at the market equity offering of $565,000, proceeds from the exercise of stock options of $209,000 and proceeds from the CIBLS loan of $345,000. The prior year cash provided from financing includes the receipt of the Term Loan Facility proceeds to finance the Holzworth acquisition.

As of September 30, 2021, the Company’s consolidated cash balance was $1.3 million, $45,000 was drawn on our Revolver and we had availability under our asset-based Credit Facility of $5.1 million. Our gross debt balance as of September 30, 2021 was $4.5 million.

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

The Company expects to realize tax benefits in future periods due to the available net operating loss carryforwards resulting from the disposition of a former wholly owned subsidiary in 2010. Accordingly, future taxable income is expected to be offset by the utilization of operating loss carryforwards and, as a result, should increase the Company’s liquidity as cash needed to pay federal and New Jersey state income taxes should be substantially reduced. Additionally, CommAgility benefits from a research and development deduction which significantly reduces the cash needed to pay taxes in the U.K.

On August 27, 2018 the Company filed a shelf registration statement on Form S-3 which was declared effective on September 17, 2018. On July 21, 2021, the Company entered into the Sales Agreement with the Agent to issue and sell through the Agent, shares having an aggregate offering price of up to $12,000,000, as described in Note 5 – Equity above. The Agent was not required to sell any specific number of Shares. Shares sold under the Sales Agreement were issued and sold pursuant to the aforementioned Form S-3. A prospectus supplement relating to the offering of the Shares was filed with the Commission on July 21, 2021.

From July 21, 2021 through August 6, 2021 the Agent sold 264,701 shares of the Company’s common stock for net proceeds of $739,000 after deducting sales commissions paid to the Agent in accordance with the terms of the Sales Agreement and $565,000 after deducting direct legal and accounting fees associated with the offering.

The shelf registration statement expired on September 17, 2021 and was not renewed by the Company.

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

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our expectations that our existing cash balance, cash generated by operations, and availability under our Credit Facility will be sufficient to meet our liquidity needs for the next twelve months; our expectation to realize tax benefits in future periods; our expectation that investments in third party research and development may create increases and decreases to research and development expenses as a percentage of revenue and our expectation that uncertainties around the impact of the ongoing and evolving COVID-19 pandemic may impact our ability to meet our cash requirements. These statements involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact that the evolving COVID-19 pandemic will have on our business, our supply chain and the economy in the future, our ability to hire and retain key personnel with appropriate technical abilities, our dependency on capital spending on data and communication networks by our customers and end users, our dependency on the deployment of 4G LTE and 5G NR private networks and related services to grow our business, the impact of the loss of any significant customers, the ability of our management to successfully implement our business plan and strategy, our ability to raise additional capital to fund our operations given our degree of leverage, product demand and development of competitive technologies in our market sector, the impact of competitive products and pricing, our abilities to protect our intellectual property rights, our ability to manage risks related to our information technology and cyber security, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s forward-looking statements speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or review any forward-looking statements whether as a result of new information, future developments or otherwise.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2020 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No material changes in the quarter.

Item 1A. Risk Factors

The ongoing COVID-19 pandemic has caused and may continue to cause significant uncertainty in the U.S. and global economies as well as the markets we serve. It has affected, and could continue to adversely affect our business, results of operations and financial condition.

The COVID-19 pandemic has resulted in and could continue to adversely affect broader economies, financial markets, and the business environment worldwide. We have been and continue to be unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, the nature and length of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding possible treatments and rollout of vaccines, along with the effectiveness of our response.

The COVID-19 pandemic has impacted our workforce, the workforce of our customer, suppliers and contract manufacturers and has resulted in reduced demand for our products and services in fiscal 2020 and the first half of fiscal 2021 which negatively impacted our financial results for those periods. Although we have started to experience a recovery in the third quarter of 2021, if the pandemic continues, recurs, or worsens, we may experience additional adverse impacts on our operational and commercial activities, including rising costs, volatility in customer orders, supply chain constraints, labor shortages and purchases and declines in our collections of accounts receivable. Due to the speed with which the situation is developing, the breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our stock price, access to capital, consolidated results of operations, financial position and cash flows could be material.

There have been no other material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Third Amendment to Credit Agreement and Limited Waiver by and between Wireless Telecom Group, Inc., the Borrower’s subsidiaries and Muzinich BDC, Inc. dated May 27, 2021.

10.2	Business Loan Agreement by and between Lloyds Bank PLC and CommAgility Limited dated May 27, 2021.

10.3	Deed of Priority by and between CommAgility Limited, Lloyds Bank PLC, Muzinich BDC, Inc. and Bank of America, N.A. dated June 17, 2021.

10.4	Fourth Amendment to the Credit Agreement by and between Wireless Telecom Group, Inc., the Borrower’s subsidiaries and Muzinich BDC, Inc. dated as of September 28, 2021.

10.5	Amendment No. 8 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronics Corp., Microlab/FXR LLC, Holzworth Instrumentation Inc., CommAgility Limited and Bank of America, N.A., dated September 28, 2021.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30,2021, filed on November 10, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104**	COVER PAGE FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: November 10, 2021
	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated: November 10, 2021
	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer

