Form 10-K
period 2021-12-31
WIRELESS TELECOM GROUP INC
filed 2022-03-17
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE American on June 30, 2021: $69,130,053. As of March 6, 2022, there were 22,666,074 shares of the Company’s common stock ($.01 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The consolidated financial statements for the 2021 fiscal year include the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name Noise Com, Inc., and its wholly owned subsidiaries including Boonton Electronics Corporation, Microlab/FXR, Wireless Telecommunications Ltd., CommAgility Limited and Holzworth Instrumentation, Inc. The corporate website address is www.wirelesstelecomgroup.com. Noise Com, Inc., Boonton Electronics Corporation, Microlab/FXR, CommAgility Limited Ltd., and Holzworth Instrumentation, Inc. are hereinafter referred to as “Noisecom”, “Boonton”, “Microlab”, “CommAgility” and “Holzworth”, respectively.

In 2021, Microlab, Boonton, Noisecom, CommAgility and Holzworth were organized as one reporting segment and three product groups. Our product groups are organized as follows: Radio Frequency Components (“RFC”) is comprised of our Microlab brand; Radio, Baseband, Software (“RBS”) is comprised of our CommAgility brand; and Test and Measurement (“T&M”) is comprised of our Boonton, Noisecom and Holzworth brands. As more fully described under Recent Event below, on December 16, 2021, the Company entered into an agreement to sell the membership interests of Microlab to RF Industries, Ltd. The transaction closed on March 1, 2022. Accordingly, following the close of the sale, the Company will be comprised of the Boonton, Holzworth, and Noisecom brands within our T&M product group and CommAgility within our RBS product group. All of the financial information included in this Annual Report on Form 10K includes the financial results of Microlab for the fiscal year ended 2021. In fiscal 2022, the results of Microlab will be reported as a discontinued operation.

Recent Event

On December 16, 2021, the Company and its wholly owned subsidiary Microlab entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with RF Industries, Ltd., a Nevada corporation (the “Buyer”) whereby the Buyer agreed to purchase 100% of the membership interests in Microlab for a purchase price of $24,250,000, subject to certain adjustments as set forth in the Purchase Agreement. The board of directors of each of the Company and the Buyer unanimously approved the Purchase Agreement and the transactions contemplated thereby (collectively, the “Transaction”). On February 25, 2022, the shareholders of the Company approved the transaction at a Special Meeting of Shareholders held virtually via live webcast and on March 1, 2022, the Transaction closed.

At closing the Company received approximately $23.9 million, net of $250,000 of indemnity holdback amounts placed in escrow accounts, of which $4.2 million was used to repay our outstanding term loan with Muzinich BDC, approximately $700,000 was used to repay our outstanding revolver balance related to the Bank of America credit agreement, $486,000 was used to pay our advisors and $455,000 will be used to pay certain transaction bonuses resulting in an additional $18.0 million in cash to the balance sheet in March. We believe the Transaction allows us to prepare for the next stage of transformation with a stronger concentration of revenues in specialized 5G software and services for 5G private networks and test and measurement applications for the satellite communications, semiconductor and aerospace and defense industries. Furthermore, with the repayment of the Muzinich term loan and the Bank of America credit agreement, we have strengthened our balance sheet and increased our liquidity allowing us flexibility to invest in our higher margin product groups.

The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in this Annual Report on Form 10-K for the fiscal year ended 2021 include the results of Microlab for all periods presented because the Transaction was consummated on March 1, 2022.

Customers

Our customers include wireless carriers, aerospace and defense companies, military and government agencies, satellite communication companies, network equipment manufacturers, tower companies, semiconductor companies, system integrators, neutral host providers, medical device manufacturers and other global technology companies.

Products

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

Market

Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source components and instruments, electronic testing and measurement instruments, and radio frequency (“RF”) passive components to customers. With the CommAgility acquisition in February 2017, the Company expanded to include the delivery of digital signal processing hardware cards and the delivery, implementation and configuration of LTE and 5G physical layer and stack software. In February 2020, we acquired Holzworth which specializes in supplying signal generators and phase noise analyzers to global aerospace and defense companies, the semiconductor industry and government labs. Approximately 83% and 82% of the Company’s consolidated revenues in fiscal years 2021 and 2020, respectively, were derived from commercial customers. The remaining consolidated revenues (approximately 17% and 18% in 2021 and 2020, respectively) were comprised of revenues from the United States government (particularly the armed forces) and prime defense contractors.

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

CommAgility engineers work closely with customers to provide hardware and software solutions in specialized applications and use-cases in wireless baseband, private networks, and non-terrestrial (“NTN”) communications. Additionally, CommAgility licenses, implements and customizes 5G and LTE physical layer and stack software for private networks supporting satellite communications, the military and aerospace industries, offering our customers unique implementation capabilities built on 3rd Generation Partnership Project (“3GPP”) standards.

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

In October 2021, CommAgility joined the O-RAN Alliance, a global community that aims to develop and promote Open Radio Access Network (“RAN”) products and solutions for mobile networks. With more than 300 members, the O-RAN Alliance is enabling the industry to take advantage of new open virtualized architectures, software and hardware. The membership gives CommAgility access to all O-RAN specifications, including those that are not yet approved or released to the public. The Company will be able to perform interoperability testing and integration of its implementations at industry promoted events called plugfests with other alliance members and contributors.

Microlab

As noted above Microlab was sold to RF Industries, Ltd. on March 1, 2022.

Prior to the sale, Microlab designed and manufactured a wide selection of RF components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets as well as for use in medical devices. Microlab products are used in small cell deployments, distributed antenna systems, in-building wireless solutions and cellular base-stations. In 2020, Microlab expanded its portfolio of RF components for ultra-wide band frequency ranges enabling the deployment of commercial wireless networks utilizing new licensed and unlicensed mid-band spectrum allocations.

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

Customers

The Company currently sells the majority of its products to aerospace and defense companies, technology component distributors, telecommunications service providers, systems integrators, neutral host operators, global technology and services companies, U.S. and foreign governments, and medical device manufacturers. For the years ended December 31, 2021 and December 31, 2020, no one customer accounted for more than 10% of total consolidated revenues.

Competition

We compete against many companies which utilize similar technology, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than us. Some of these companies include Keysight Technologies, Inc., Rohde & Schwarz GmbH & Co. KG, Anritsu Corporation, Kathrein, Commscope, Mavenir, AnaPico, Parallel Wireless, Arraycomm, Astri, Accelercomm and Azcom. We also compete against smaller offshore vendors with significantly lower costs and expenses than us, such as Sym Technology, Inc., Innowave RF and Wireless Supply.

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

Backlog

The Company’s consolidated backlog of firm orders to be shipped in the next twelve months was approximately $11.7 million at December 31, 2021, compared to approximately $8.3 million at December 31, 2020. The increase in backlog is due to higher order flow from our T&M and RFC product groups as compared to the prior year. Excluding Microlab, the Company’s backlog at December 31, 2021 was $9.2 million which was approximately $2.1 million or 30% higher than December 31, 2020. It is anticipated that the majority of the backlog orders at December 31, 2021 will be filled during the current year. The stated backlog is not necessarily indicative of Company revenues for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

The Company purchases components, devices and subassemblies from a wide variety of sources. The Company’s procurement policy requires maintaining adequate levels of raw materials inventory to minimize the Company’s production lead times with third-party suppliers and to improve the Company’s capacity to expedite fulfillment of customer orders. During 2021, the Company experienced component shortages and longer lead times from suppliers. Although there was no material impact to our consolidated financial statements in 2021 as a result of supply chain disruptions, continued component shortages or extended lead times in the future may have an adverse impact on the Company’s operations. For the year ended December 31, 2021 two suppliers each accounted for 12% of total consolidated inventory purchases. For the year ended December 31, 2020, two suppliers each accounted for 14% of total consolidated inventory purchases

The Company is not party to any long-term contracts regarding the deliveries of its supplies and components. It generally purchases such items pursuant to written purchase orders of both the individual and blanket variety. Blanket purchase orders usually cover the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

For Boonton and Noisecom products, the Company develops, designs, manufactures, assembles, calibrates and tests the products at our facility in Parsippany, New Jersey. Testing of Boonton and Noisecom products is generally accomplished at the end of the manufacturing process and is performed in-house, as are all quality control processes.

Approximately 51% of Microlab’s revenues are traced to products that are sourced from offshore vendors. The majority of Microlab products that come from offshore suppliers are subject to tariffs. The remainder of Microlab products are designed and manufactured by the Company in Parsippany, New Jersey. All Microlab products are tested by the Company in Parsippany, New Jersey.

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

As a result of the Microlab divestiture, the Company filed a General Information Notice with the New Jersey Department of Environmental Protection (“NJDEP”) for our corporate headquarters in Parsippany, N.J. in accordance with the New Jersey Industrial Site Recovery Act (“ISRA”). Additionally, the Company engaged a Licensed Site Remediation Professional (“LSRP”) to perform a Preliminary Assessment (“PA”) at the site in accordance with the provisions of ISRA. The PA is identifying several areas requiring further environmental investigation. In accordance with ISRA, the Company posted a $100,000 letter of credit with the NJDEP. The Company will engage the LSRP to perform further investigation and testing at the site during 2022 in order to determine what, if any, remediation is required. At this time, while it cannot be guaranteed, the Company does not anticipate that material expenditures will be required to meet current or pending environmental requirements under ISRA.

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

Cybersecurity Maturity Model Certification

The Cybersecurity Maturity Model Certification (“CMMC”) framework is designed to protect Federal Contract Information (“FCI”) and Controlled Unclassified Information (“CUI”) that is handled, stored and/or processed by Defense Industrial Base contractors and is being implemented to further protect the mission of the U.S. Department of Defense (“DOD”). CMMC applies to all DOD contractors and anyone in the defense contract supply chain. Certain of our contracts with the defense subcontractors or direct with the U.S Government may require compliance with CMMC. The original timeline for implementation of CMMC was based on a five-year phased rollout schedule. The Company is in the process of completing self-assessments to comply with CMMC.

Employees

The Company is not subject to collective bargaining agreements in the United States or internationally and considers its relationship with its employees to be good. On February 28, 2022, immediately prior to the Microlab divestiture the Company had 155 full time employees. Subsequent to the Microlab divestiture on March 1, 2022, the Company has 115 full time employees.

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

Pandemic-Related Risks

The COVID-19 pandemic could materially adversely affect our financial condition, future plans and results of operations.

The COVID-19 pandemic has had a significant adverse effect on the economy in the United States and globally and on most businesses. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the pandemic and government action in response thereto impose limitations on operations of our customers or suppliers or result in a prolonged supply-chain constraints, labor shortages, economic recession or depression, the Company’s development and implementation of its strategic plan, as well as our ability to generate material revenue therefrom, could be hindered, which would have a material negative impact on the Company’s financial condition and results of operations. While vaccinations beginning in 2021 allowed for economic recovery, recent and evolving variants of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the potential future impact of the pandemic on our business, our industry and the economy in general.

Strategic Risks

The Microlab business has historically accounted for a substantial portion of our revenue. Subsequent to the divestiture of Microlab on March 1, 2022, we are entirely dependent on our remaining business units.

The Microlab business accounted for 36.1% and 42.3% of our consolidated revenues for the years ended December 31, 2021 and 2020, respectively. Effective March 1, 2022, we sold Microlab and will no longer benefit from its performance and are entirely dependent upon the Boonton, Holzworth and Noisecom brands within our test and measurement product group, and the CommAgility brand within our radio, baseband, and software product group. Although we expect the revenue generated from our remaining businesses to grow in the future, our business will be substantially different following the sale of Microlab, and there can be no assurance that we will achieve sustained growth, achieve or sustain profitability, or generate positive cash flows from the test and measurement and radio, baseband and software product groups, or in new products or business opportunities we may pursue.

We depend on the deployment of 4G LTE and 5G NR private networks and specialized applications in wireless baseband and related services to grow our business, and our business may be harmed if our customers are unsuccessful in the deployment of such technology and applications or if they deploy technologies that are not supported by our solutions.

We depend on the deployment of 4G LTE and 5G NR wireless private networks and specialized applications in wireless baseband which are supported by our CommAgility software licenses and services. Deployment of private networks in support of industrial internet of things (“IOT”) networks, non-terrestrial communications, transportation networks and air to ground networks requires significant capital expenditure by customers. If new deployments of these specialized technologies are delayed because of a lack of capital or other issues, or if we are unsuccessful in winning new projects for deployment of 4G LTE and 5G NR private networks, our financial results could be adversely affected.

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

To the extent that we pay the consideration for any future acquisitions or investments in cash or any potential cash earn outs, it has reduced and may in the future reduce the amount of cash available to us for other purposes. Such payments also may increase our cash flow and liquidity risk. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses or impairment charges against goodwill or intangible assets on our balance sheet, any of which could have a material adverse effect on our business, results of operations and financial condition.

Operational Risks

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

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. However, other than the employment agreements we entered into with our named executive officers, Timothy Whelan, Mike Kandell, Alfred Rodriguez and Dan Monopoli, we currently do not have any other employment agreements with our management team. We cannot provide assurance that any key members of our management team will remain employed by us.

Additionally, the design and manufacture of our products require substantial technical capabilities in many disparate disciplines, from engineering, software programming, mechanics and computer science to electronics and mathematics. In the last 12 months we have lost several key engineering resources. We believe that the continued employment of key members of our technical and sales staffs will be important to us but, as with our management team, we cannot assure you that they will remain employed by us.

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

The successful development of telecommunications products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals. There is no assurance that any of our future research and development projects will be successful or completed within the anticipated timeframe or budget or that we will receive the necessary approvals from relevant authorities, customers, or prospective customers, for the production of these newly developed products, or that these newly developed products will achieve commercial success. Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

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

Financial Risks

Rising inflation may negatively impact our profit margins

Although the rate of inflation has been low in recent years, we are currently experiencing a significant rise in inflation. An inflationary environment can increase the cost of products we purchase as well as our labor and transportation costs. However, economic conditions and market factors may make it difficult for us to raise our prices enough to keep up with the rate of inflation which could reduce our profit margins or reduce the number of customers who purchase our products. If the current inflationary environment continues or worsens, we may not be able to adjust the pricing we charge for our products to offset increasing product costs, which would adversely impact our results of operations and cash flows.

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

The market price of our common stock has experienced significant volatility and may continue to be subject to rapid swings in the future. From January 1, 2015 to February 3, 2022, the trading prices of our stock have ranged from $0.71 to $4.07 per share. There are several factors which could affect the price of our common stock unrelated to our financial performance, including announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market or for our products, and the entrance of additional competitors into our markets.

Although our common stock is listed for trading on the NYSE American, the trading volume in our common stock is less than that of other, larger companies in the wireless and advanced communications industries. Traditionally, the trading volume of our common stock has been limited. For example, for the 90 trading days ending on February 15, 2022, the average daily trading volume was approximately 68,000 shares per day and ranged from between 2,300 shares per day and approximately 2.3 million shares per day. Furthermore, we only have 22,666,074 shares of common stock outstanding as of the date of this report. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. Because of our limited trading volume, holders of our common stock may not be able to sell quickly any significant number of shares, and any attempted sales of a large number of our shares will likely have a material adverse impact on the price of our common stock.

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

International Risks

The conflict between Russia and Ukraine, and related sanctions could negatively impact us.

The conflict between Russia and Ukraine has led to and is expected to continue to lead to disruption, instability and volatility in global markets and industries. Our business could be negatively impacted by such conflict. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.

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

In June 2016, a majority of voters in the United Kingdom (“U.K.”) elected to withdraw from the European Union (E.U.) in a national referendum (also referred to as “Brexit”). CommAgility is located in the U.K. Although the U.K. and E.U. entered into a trade and cooperation agreement, the political and economic instability created by Brexit may cause significant volatility in global financial markets in the future.

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

We currently lease our corporate headquarters located in Hanover Township, Parsippany, New Jersey which also serves as a manufacturing plant for our Noisecom and Boonton brands. We also lease office space in Leicestershire, England and Duisberg, Germany for the CommAgility operations and office and manufacturing space in Boulder, Colorado for our Holzworth brand. The table below shows a summary of the square footage of these locations as of December 31, 2021:

Leased
Parsippany NJ (corporate headquarters)	45,700
Leicestershire, UK	3,045
Duisberg, DE	7,446
Boulder, CO	6,647

The Company believes its properties are suitable and adequate for its current purposes.

Effective with the Microlab divestiture on March 1, 2022, the Company entered into a sublease with RF Industries, Ltd for approximately one-half of the square footage of our corporate headquarters in Parsippany, NJ.

Item 3.	Legal Proceedings

None

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the NYSE American under the name Wireless Telecom Group, Inc. (Symbol: WTT). On March 6, 2022, the Company had 361 stockholders of record. These stockholders of record do not include beneficial owners whose shares are held in “nominee” or “street name”.

Recent Sales of Unregistered Securities

As of December 31, 2021 the Company issued 143,514 shares of unregistered common stock to the Holzworth founders as part of the payment for the Year 1 Earnout, as defined, in the Holzworth Stock Purchase Agreement.

Issuer Purchases of Equity Securities

The Company did not repurchase any securities during the year ended December 31, 2021.

Equity Compensation Plan Information

Set forth below is certain aggregated information with respect to the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	3,256,167	$1.65	442,500

Equity compensation plans not approved by security holders	-	-	-

Total	3,256,167	$1.65	442,500

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2021, the Company was comprised of five brands – Microlab, Boonton, Noisecom, CommAgility and Holzworth organized as three product groups. Our product groups were organized as follows: Radio Frequency Components (“RFC”) was comprised of our Microlab brand; Radio, Baseband, Software (“RBS”) was comprised of our CommAgility brand; and Test and Measurement (“T&M”) was comprised of our Boonton, Noisecom and Holzworth brands. The financial condition and results of operations described in this Annual Report on Form 10-K include the 2021 results of Microlab. On March 1, 2022, we sold Microlab to RF Industries, Ltd. Accordingly, the Company currently is comprised of the T&M and RBS products groups.

Key 2021 Developments and Financial Results

In 2021 our consolidated revenue increased 18.0% from the prior year, driven primarily by our T&M and RBS revenues, as we experienced a recovery from COVID-19 related declines as well as strong demand for our T&M and RBS solutions. T&M product demand was driven by new product introductions, improved demand generation activities, and a rebound in customer spending outside the U.S. due in part to relaxed COVID-19 related restrictions. Also contributing to the overall increase in revenue were increased sales of our LTE and 5G software and services driven by new customer contracts for specialized applications and RBS digital signal processing cards.

Our consolidated gross margins were 50.9% in 2021 compared to 50.2% for the year ago period reflecting increased sales of our higher margin T&M solutions. Our 2021 GAAP operating loss decreased from $8.1 million in 2020 to $145,000 in 2021. The 2021 GAAP operating loss included a non-cash indefinite lived intangible asset impairment charge of $258,000 and an increase in our contingent consideration liability related to the Holzworth earnout of $386,000. The intangible asset impairment charge was recorded as part of our required annual impairment testing and was triggered primarily by the lower hardware sales at CommAgility as compared to prior years. We continue to be optimistic about CommAgility’s ability to grow software and services revenues as evidenced by our 2021 results which reflect a 140% growth from 2020 driven by new customers and applications. In addition, our recent 2020 acquisition of Holzworth in our T&M product group, continues to outperform our expectations resulting in an increase in the contingent consideration liability noted above of $386,000 related to that brand’s financial performance in 2021. The 2021 earn-out is the second and final earnout period for Holzworth.

In 2021 we generated $4.6 million of cash flow from operations, an increase of $1.6 million from the prior year period, and we continued to carefully manage our capital expenditures which totaled $524,000 for 2021. In June, we received forgiveness of our Paycheck Protection Program Loan in the amount of $2.0 million which is recognized as a gain on extinguishment of debt in other income in the consolidated statement of operations. In the third quarter we raised $563,000 in cash, net of agent commissions and professional fees, as part of our At-the-Market Common Stock Sales offering and later in the third quarter made a prepayment of our Muzinich term debt in the amount of $3.7 million. Overall, our debt less cash, or net debt, as of December 31, 2021 is zero, a reduction of $3.4 million of net debt from December 31, 2020.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2021 and 2020; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2020; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.

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

Revenue Recognition

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) requires the Company to identify the performance obligations in our revenue arrangements – that is, those promised goods and services (or bundles of promised goods or services) that are distinct – and allocate the transaction price of the revenue arrangement to those performance obligations on the basis of estimated standalone selling prices (“SSP’s”).

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

Leases

We lease office space and certain equipment under non-cancelable lease agreements. We apply ASU No. 2016-02, Leases (Topic 842) to our lease arrangements. In accordance with Topic 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, we determine the lease classification, recognition, and measurement at the lease commencement date. For arrangements that contain a lease we: (i) identify lease and non-lease components; (ii) determine the consideration in the contract; (iii) determine whether the lease is an operating or financing lease; and (iv) recognize lease Right of Use (“ROU”) assets and corresponding lease liabilities. Lease liabilities are recorded based on the present value of lease payments over the expected lease term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents; (ii) remaining unamortized initial direct costs and lease incentives; and (iii) any impairments of the ROU asset. The interest rate implicit in our lease contracts is typically not readily determinable and as such, we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

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

The Company has three reporting units with goodwill – Holzworth, Microlab and CommAgility. The Company performed a qualitative assessment in the fourth quarter of 2021 of each reporting unit. The qualitative assessment of Holzworth and Microlab did not indicate any impairment of goodwill. As a result of the reduced hardware sales from prior years, the Company performed a quantitative impairment test of the goodwill of the CommAgility reporting unit.

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

The result of our quantitative analysis was that the estimated fair value of the CommAgility reporting unit exceeded its carrying value thus no goodwill impairment charge was recorded in the fourth quarter of 2021. The excess of fair value above its carrying value was approximately 25% of the fair value. Recent operating performance, along with assumptions for specific customer opportunities, were considered in the key assumptions used during the fiscal 2021 impairment analysis. Management of the Company has determined the goodwill of CommAgility may have an increased likelihood of impairment if CommAgility is not able to execute against customer opportunities, and the long-term outlook for their cash flows are adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to CommAgility estimates include the outcome of customer requests for proposals and subsequent awards, labor market conditions and levels of overall economic activity.

In the fourth quarter of 2020, the Company recorded a goodwill impairment charge of $4.7 million related to the CommAgility reporting unit. The non-cash impairment charge was due to a number of factors that arose as part of our quantitative assessment as of the valuation date in the prior year, including an assessment of our historical results and the significant decline in hardware sales in 2020, the difficulty of predicting future customer demand, the uncertainty of future sales of 4G hardware cards, the uncertainty of the growth of 5G software and services revenues due to the early stages of 5G adoption for new technology and expectations for 5G deployments, the uncertainty of the impact of the COVID 19 pandemic on customer spending, and the uncertainty for enterprise spending and longer-term investment.

Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis. As of December 31, 2021 and 2020, the Company’s consolidated goodwill balance of $11.5 million was comprised of $1.4 million related to the Microlab reporting unit, $6.0 million related to the Holzworth reporting unit and $4.1 million related to the CommAgility reporting unit.

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

In the fourth quarter of 2021, the Company recorded an impairment charge of $258,000 related to the CommAgility tradename. The non-cash impairment charge was due to a number of factors that arose as part of our quantitative assessment, most notably declining hardware sales since 2019. Additionally, the continued emergence of technical standards and the complexity of the specialized applications that our CommAgility software and related services would be integrated with as part of new customer projects were a factor in the tradename impairment analysis.

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

The Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of December 31, 2021 and 2020, the Company has identified its federal tax return, the state tax returns in New Jersey and Colorado and the United Kingdom as “major” tax jurisdictions, as defined in ASC 740, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s Notes to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2021 and 2020, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months.

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

Warranties

The Company generally offers standard warranties against product defects. We estimate future warranty costs to be incurred based on historical warranty claims experience including estimates of material and labor costs over the warranty period.

Comparison of the results of operations for the year ended December 31, 2021 with the year ended December 31, 2020

Net Revenues (in thousands)

	Twelve months ended December 31
	Revenue		% of Revenue		Change
	2021	2020	2021	2020	Amount	Pct.
RF components (RFC)	$17,756	$17,667	36.1%	42.3%	$89	0.5%
Test and measurement (T&M)	22,676	20,551	46.0%	49.2%	2,125	10.3%
Radio, baseband, software (RBS)	8,813	3,530	17.9%	8.5%	5,283	149.7%
Total net revenues	$49,245	$41,748	100.0%	100.0%	$7,497	18.0%

Consolidated net revenues increased 18.0% due to higher sales of our T&M and RBS solutions from the prior year period. T&M sales increased due to new product introductions, improved demand generation activities, and a rebound in customer spending outside the U.S. due in part to relaxed COVID-19 related restrictions. RBS revenues increased due to higher sales of our LTE and 5G software and services driven by new customer contracts for specialized applications and higher sales of our digital signal processing cards. RFC revenues were flat with last year as carrier spending remained low in the first two quarters of 2021 due to the ongoing impacts of the COVID-19 pandemic but increased as compared to the prior year in the third and fourth quarters.

Gross Profit (in thousands)

	Twelve months ended December 31
	Gross Profit		Gross Profit %		Change
	2021	2020	2021	2020	Amount	Pct.
RF components (RFC)	$7,497	$7,695	42.2%	43.6%	$(198)	-2.6%
Test and measurement (T&M)	12,965	11,347	57.2%	55.2%	1,618	14.3%
Radio, baseband, software (RBS)	4,625	1,925	52.5%	54.5%	2,700	140.3%
Total gross profit	$25,087	$20,967	50.9%	50.2%	$4,120	19.6%

Consolidated gross profit increased $4.1 million primarily due to higher net revenues at our RBS and T&M product groups as compared to the prior year. Consolidated gross profit margin increased marginally from the prior year. RBS gross profit margin declined marginally due to higher mix of service revenues in 2021 as compared to 2020 which had a lower margin than software revenues. T&M gross profit margin increased 200 basis points from the prior year, which included certain one-time non-cash purchase accounting adjustments of $448,000. RFC gross profit margin declined 140 basis points from the prior year due to mix and continued market pricing pressures.

Operating Expenses (in thousands)

	Twelve months ended December 31
	Operating Expenses		% of Revenue		Change
	2021	2020	2021	2020	Amount	Pct.
Research and development	$5,550	$6,389	11.3%	15.3%	$(839)	-13.1%
Sales and marketing	7,169	6,955	14.6%	16.7%	214	3.1%
General and administrative	11,869	9,907	24.1%	23.7%	1,962	19.8%
Goodwill and intangible asset impairment	258	4,742	0.5%	11.4%	(4,484)	-94.6%
Loss on change in fair value of contingent consideration	386	1,073	0.8%	2.6%	(687)	-64.0%
Total operating expenses	$25,232	$29,066	51.2%	69.6%	(3,834)	-13.2%

Consolidated research and development expenses decreased $839,000 or 13.1% from the prior year period due primarily to lower third party research and development expenses of $543,000 related to 2020 product development initiatives in our Boonton and CommAgility brands. The mix of third-party research and development expenses to internal expenses varies by project. We expect to continue third party investments in research and development dependent upon project deadlines, new product development opportunities and longer term product roadmap dependencies which, in turn, may create increases and decreases to research and development expenses as a percentage of revenue. Additionally, salaries expense declined from the prior year due primarily to our RBS engineers spending more time on customer service projects resulting in their salaries being classified as costs of revenue rather than research and development expense. These decreases were offset by an unfavorable foreign exchange impact of approximately $226,000 due to the strengthening of the Great British Pound (“GBP”) against the U.S. dollar as compared to the prior year.

Sales and marketing expenses increased $214,000 or 3.1% due primarily to higher commissions expense of $217,000 and unfavorable foreign exchange impact of $56,000 due to the strengthening of the GBP to the U.S. dollar as compared to the prior year offset by other miscellaneous declines in sales and marketing expenses from the prior year.

General and administrative expenses increased $2.0 million or 19.8% due primarily to higher salaries and benefits of $695,000 due to headcount increases at our RBS product group and the full year impact of our Chief Revenue Officer, a higher bonus accrual of $434,000, higher legal and merger and acquisition expenses of $514,000 related to the sale of Microlab, higher insurance costs of $122,000, higher consulting and other market research expenses related to our strategic review process of $300,000 and an unfavorable foreign exchange impact of $126,000 related to the strengthening of the GBP as compared to the prior year. This was partially offset by a reduction in stock compensation expense of $217,000 due to the reversal of expense related to certain performance based stock options which are not probable to vest due to the Microlab divestiture as well as the deferred Form S-3 cost expense of $255,000 that was incurred in the prior year.

Goodwill and intangible impairment charges in the current year relate to an impairment charge taken on our indefinite lived tradename asset at our CommAgility reporting unit as a result of our annual impairment testing. The goodwill and intangible impairment charge in the prior year relate to our CommAgility reporting unit and is the result of our annual goodwill impairment analysis.

The loss on change in fair value of contingent consideration in both 2020 and 2021 relate to the earnout consideration to be paid in connection with the Holzworth acquisition. The loss recognized in 2021 of $386,000 relates to the additional consideration earned in relation to the better than expected performance in fiscal year 2021, and the loss of $1.1 million recognized in 2020 relates to the better than expected performance in fiscal year 2020.

Gain on Extinguishment of Debt

The Company recorded a $2.0 million gain on extinguishment of debt in 2021, as we received notice from the SBA that our PPP loan was fully forgiven.

Other income/expense

Other income decreased $117,000 from the prior year due primarily to gains on sales of assets realized in 2020 and lower foreign currency exchange gains.

Interest Expense

Interest expense increased $158,000 due primarily to the higher interest rate on our term loan facility with Muzinich and the prepayment fee associated with the loan payment made in the third quarter of 2021.

Tax

Consolidated tax benefit decreased $136,000 from the prior year due primarily to higher taxable income in the US jurisdiction partially offset by taxable losses in the UK due in part to research and development deductions.

Net Income/(Loss)

The Company generated net income for the year of $1.5 million as compared to an $8.1 million net loss in the prior year due to higher gross profit and lower impairment and contingent consideration charges as compared to the prior year and the gain recognized on extinguishment of the PPP loan in the current year which were only partially offset by higher interest expense and a lower tax benefit in the current year.

Liquidity and Capital Resources

As of December 31, 2021, the Company had three credit facilities – an asset based revolving loan which was subject to a borrowing base calculation (as defined) with Bank of America, N.A. (the “Credit Facility” or the “Revolver”), a term loan facility with Muzinich BDC Inc. (“Muzinich”) (the “Term Loan Facility”) which was used to finance the Holzworth acquisition in February 2020, and the Coronavirus Business Interruption Loan Agreement (“CIBLS Loan”) with Lloyds Bank PLC (“Lloyds”).

On March 1, 2022 the Company completed the divestiture of Microlab and received proceeds of $23.9 million which is subject to final purchase price adjustments in accordance with the Purchase Agreement. Simultaneous with the Microlab close the Company used $4.2 million of such proceeds to repay its term loan related to the Term Loan Facility and approximately $700,000 to repay its outstanding revolver balance related to the Credit Facility and terminated both the Term Loan Facility and Credit Facility. The Microlab transaction generated approximately $18.0 million of cash net of certain expenses and holdbacks. We expect our cash balance and cash generated by operations will be sufficient to meet our liquidity needs for the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the fact that the Company will no longer benefit from the performance of the Microlab brand which historically accounted for a substantial portion of our consolidated revenue and that we will be entirely dependent on the RBS and T&M product groups.

The Microlab divestiture will be treated as a sale of the assets and liabilities of Microlab to RF Industries for U.S. federal and applicable state income tax purposes. The Company has approximately $15.0 million of U.S. federal net operating loss carryforwards and approximately $41.3 million of New Jersey state net operating loss carryforwards as of December 31, 2021. We expect to utilize all of our federal net operating loss carryforwards and approximately 50% of our state net operating loss carryforwards to offset the taxable gain generated from the Microlab divestiture. Accordingly, in the future, the Company could be subject to cash income taxes which would reduce our liquidity. Additionally, CommAgility benefits from a research and development deduction which significantly reduces the cash needed to pay taxes in the UK.

Credit Facilities in Effect During Fiscal 2021

Revolver

The Company entered into the Credit Facility with Bank of America, N.A. (“Bank of America”) on February 16, 2017. The Credit Facility provided for a term loan in the aggregate principal amount of $760,000 (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which was subject to a Borrowing Base Calculation (as defined in the Credit Facility) of up to a maximum availability of $9.0 million (“Revolver Commitment Amount”). The borrowing base was calculated as a percentage of eligible accounts receivable and inventory, as defined, subject to certain caps and limits. The borrowing base was calculated on a monthly basis and interest was calculated at LIBOR plus a margin. The proceeds of the Term Loan and Revolver were used to finance the acquisition of CommAgility in 2017.

In connection with the Holzworth acquisition, on February 7, 2020, the Company and certain of its subsidiaries (the “Borrowers”), and Bank of America entered into Amendment No. 5 to the Credit Facility (“BOA Amendment 5”). By entering into BOA Amendment 5, Holzworth, together with CommAgility Limited, became borrowers under the Credit Facility. The obligations of the Borrowers under the Credit Facility were guaranteed by Wireless Telecom Group, Ltd. CommAgility Limited and Wireless Telecom Group, Ltd. are both wholly owned subsidiaries of the Company. Additionally, the Company prepaid the remaining principal balance of the Term Loan in the amount of $304,000.

On May 4, 2020, the Company, its subsidiaries and Bank of America entered into Amendment No. 6 which, among other things, amended the definition of “Debt” to include the PPP loan as long as the proceeds were used for allowable purposes under the CARES Act (as defined below) and the Company promptly submitted an application for forgiveness and substantially all of the loan was forgiven. The Company received notice in June 2021 that the loan and accrued interest were fully forgiven, as described below.

On February 25, 2021, the Company, its subsidiaries and Bank of America entered into Amendment No. 7 which revised the Credit Facility to accommodate the changes to the deferred purchase price payments to and notes with the Holzworth sellers, as described above, and provided Bank of America’s consent to the Company entering into the Muzinich Second Amendment, as described below.

On September 28, 2021, the Company and its subsidiaries entered into Amendment No. 8 (“BOA Amendment 8”) in which Bank of America consented to the aforementioned principal prepayment of the Muzinich Term Loan Facility and amended the definition of Fixed Charge Coverage Ratio to treat the Muzinich principal prepayment as being made on October 1, 2020. Additionally, Bank of America and the Company agreed that, in accordance with the Credit Facility, the LIBOR should be replaced with a successor rate in accordance with the provisions of BOA Amendment 5. Accordingly, BOA Amendment 8 defines the LIBOR successor rate for loans denominated in U.S. dollars to be the Bloomberg Short-Term Bank Yield Index rate (“BSBY”), loans denominated in Sterling to be the Sterling Overnight Index Average Reference Rate (“SONIA”) and loans denominated in Euros to be the Euro Interbank Offered Rate (“EURIBOR”). Loans drawn after the effective date of BOA Amendment 8 bear interest as the successor rates named above plus the applicable margin, as defined.

As of December 31, 2021, the Company had no balance drawn on the Revolver and the interest rate was 2.00%.

Muzinch Term Loan Facility

In connection with the Holzworth acquisition, on February 7, 2020, the Company, as borrower, and its subsidiaries, as guarantors, and Muzinich BDC, Inc., as lender (“Muzinich”), entered into a Term Loan Facility, which provides for a term loan in the principal amount of $8.4 million (the “Initial Term Loan”). All proceeds of the Initial Term Loan were used to fund the cash portion of the purchase price for the Holzworth acquisition. Principal payments on the Initial Term Loan were $21,000 per quarter with a balloon payment at maturity which was February 7, 2025. The Term Loan Facility included an upfront fee of 2.50% of the aggregate principal amount of the Initial Term Loan. In connection with the Term Loan Facility, the Company incurred costs of $1.0 million, including the aforementioned 2.50% upfront fee to Muzinich, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the loan.

On May 4, 2020, the Company entered into the First Amendment to the Term Loan Facility which, among other things, amended the definition of “Indebtedness” to include the PPP (as defined below) loan as long as the proceeds were used for allowable purposes under the CARES Act, the receipt of the loan did not violate the Credit Facility and the Company submitted an application for forgiveness and substantially all of the loan was forgiven. The Company received notice in June 2021 that the loan and accrued interest were fully forgiven, as described below.

On February 25, 2021, the Company and its subsidiaries entered into the Second Amendment to the Credit Agreement and Limited Waiver (“Amendment 2”) with Muzinich, in which Muzinich agreed to waive the Company’s obligation to comply with the consolidated leverage ratio and fixed charge coverage ratio financial covenants in the Term Loan Facility for the fiscal quarter ending December 31, 2020. We were not in compliance with such covenants primarily as a result of the impact the COVID-19 pandemic had on our consolidated financial results. Amendment 2, among other things, amended the definition of consolidated EBITDA to include certain cash tax benefits related to our U.K. tax jurisdiction and reduced our consolidated leverage ratio for the twelve month periods ended September 30, 2021 from 3.00 to 2.75, December 31, 2021 from 2.75 to 2.25, March 31, 2022 from 2.50 to 2.00 and June 30, 2022 from 2.25 to 2.00. Additionally, the interest rate margin was increased from 7.25% to 9.25% effective January 1, 2021 and would step down to 8.50% and 7.25% upon the Company achieving consolidated EBITDA on a trailing twelve-month basis of $4.0 million and $6.3 million, respectively. Muzinich and the Company also agreed on an excess cash flow payment of $428,000 which was made in March 2021 and Muzinich provided consent for the Company to change the deferred purchase price payments to and enter into notes with the Holzworth sellers in the amount of $750,000, as described above in Note 2.

On May 27, 2021, the Company and its subsidiaries entered into the Third Amendment to the Credit Agreement and Limited Waiver (“Amendment 3)” with Muzinich in which Muzinich, among other things, permitted CommAgility to enter into the CIBLS Loan Agreement with Lloyds Bank Plc. See description below.

On September 28, 2021, the Company and its subsidiaries entered into the Fourth Amendment to Credit Agreement and Limited Waiver (“Amendment 4”) with Muzinich. Amendment 4 was executed in connection with a prepayment of the principal balance of the Muzinich term loan in the amount of $3.7 million and accrued interest thereon of $95,000 on September 28, 2021. Additionally, the Company paid a prepayment fee of 2% of the prepayment amount or $74,000.

Under the terms of Amendment 4, the interest rate margin was decreased from 9.25% to 8.75% when trailing twelve month Consolidated EBITDA, as defined, excluding the U.K. R&D tax credit, was less than or equal to $4.0 million and decreased from 8.50% to 8.00% when trailing twelve month Consolidated EBITDA, as defined, excluding the U.K. R&D tax credit, is greater than $4.0 million but equal to or less than $6.3 million. Muzinich also agreed to waive compliance with the financial covenant set forth in Section 7.11(c) of the Credit Agreement from September 28, 2021 until March 31, 2022. Section 7.11(c) required the trailing four week average liquidity, as defined, of the Company’s CommAgility subsidiary to be no less than $1.0 million. The waiver of this covenant could be extended upon the consent of Muzinich. Additionally, under Amendment 4, the definition of Consolidated Interest Charges was amended to treat the aforementioned principal prepayment of $3.7 million as being made on October 1, 2020.

As of December 31, 2021, the principal balance on the Term Loan Facility was $4.1 million and the interest rate was 9.75%. On March 1, 2022 the Company repaid the outstanding principal balance and accrued interest on the Term Loan Facility and the Term Loan Facility was terminated.

PPP Loan

On May 4, 2020, the Company received $2.0 million pursuant to a loan from Bank of America N.A. under the Paycheck Protection Program (“PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association (“SBA”). The loan had an interest rate of 1% and a term of 24 months. A repayment schedule was not provided by Bank of America. Accordingly, as of December 31, 2020 the full amount of the term loan was shown as due in May 2022. Funds from the loan were used only for certain permitted purposes, including payroll, benefits, rent and utilities. The CARES Act and the PPP provided a mechanism for forgiveness of up to the full amount of the loan upon application to the SBA for forgiveness by the Company. The Company applied for forgiveness of the loan and received notice that the loan and accrued interest were fully forgiven. The Company elected to account for the loan in accordance with Accounting Standard Codification 470 Debt. Accordingly, the Company recorded a gain on extinguishment of debt on the Consolidated Statement of Operations and Comprehensive Income/(Loss) in the twelve months ended December 31, 2021.

CIBLS Loan

On May 27, 2021, CommAgility entered into the Coronavirus Business Interruption Loan Agreement (“CIBLS Loan”) with Lloyds Bank PLC (“Lloyds”). Under the terms of the CIBLS Loan, CommAgility can draw up to a maximum of £250,000 for purposes of supporting daily business cash flow. The CIBLS Loan is repayable in 48 consecutive equal monthly installments beginning in month 13 after the initial loan drawdown (12 month principal repayment holiday). Interest is payable monthly at the official bank rate of the Bank of England plus an interest margin of 2.35% per annum. Interest payments are due monthly beginning in month 13 after the initial loan drawdown. The first twelve months of interest payments are paid by the U.K. government. The CIBLS Loan is secured by the assets of CommAgility subject to a Deed of Priority between Muzinich, Bank of America and Lloyds. The CIBLS Loan ranks subordinate to both the Muzinich Term Loan and Bank of America Credit Facility.

On July 1, 2021 CommAgility executed a draw down of the maximum amount of £250,000. As of December 31, 2021, $42,000 is included in short term debt and $295,000 is included in long term debt on the Consolidated Balance Sheet.

Sources and Uses of Cash

As of December 31, 2021, the Company’s consolidated cash balance was $4.5 million as compared to $4.9 million as of the prior year. No funds were drawn on our Revolver and we had availability under our borrowing base of $6.1 million as of December 31, 2021. The outstanding balances of our Term Loan Facility and CIBLS Loan were $4.1 million and $337,000, respectively.

Our primary sources of cash were cash generated from operations of $4.6 million, $562,000 of net proceeds related to shares sold under our at the market common stock offering and $345,000 related to the receipt of the CIBLS Loan, which was used to fund additional payments on the Muzinich term loan in the amount of $4.1 million and $1.3 million of payments related to Holzworth acquisition.

Operating Activities

Cash provided by operating activities increased from $3.0 million to $4.6 million primarily due to improved operating income offset by lower cash generated from working capital as compared to the prior year.

Investing Activities

Cash used by investing activities decreased from $8.6 million to $724,000 due to cash paid for the Holzworth acquisition in 2020 only partially offset by increased capital expenditures.

Financing Activities

Cash from financing activities decreased from $6.3 million in the prior year to $4.2 million of cash used in the current year due primarily to the receipt of the $8.4 million Term Loan Facility, net of debt issuance costs and $2.0 million PPP loan in 2020 compared to $4.2 million of term loan repayments and $1.1 million of contingent consideration payments related to the Holzworth acquisition made in 2021.

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

Additionally, the parties amended the payment dates of the earnout consideration. The payment date of the first earnout payment based on the financial results of the calendar year ended 2020 (“Year 1 Earnout”) has been amended from March 31, 2021 to (i) six (6) equal quarterly installments of 10% of the Year 1 Earnout payable on the last business day of each calendar quarter between June 30, 2021 and September 30, 2022 and (ii) one (1) installment payment equal to 40% of the Year 1 Earnout on December 31, 2022. The Year 1 Earnout is payable in cash or shares of the Company’s common stock based on the 90 trading day volume weighted average price immediately preceding final determination of the Year 1 Earnout or $2.19 per share. The estimated payment for the Year 1 Earnout is $3.4 million. The payment date for the second earnout payment which is based on the financial results of the calendar year ended 2021 (“Year 2 Earnout”) has been amended from March 31, 2022 to four equal quarterly installments payable on the last business day of each calendar quarter between March 31, 2022 and December 31, 2022. The Year 2 Earnout is also payable in cash or stock at the Company’s discretion. The aggregate earnout payments of the Year 1 Earnout and the Year 2 Earnout cannot exceed $7.0 million. As of December 31, 2021, the Earnout accrual was $2.9 million, of which $2.5 million is related to the Year 1 Earnout and $386,000 is related to the Year 2 Earnout and is included in accrued expenses and other current liabilities in the consolidated balance sheet.

The parties also amended the provisions with respect to restrictions on transfer to adjust for the change in timing of earnout payments, as described above. Finally, the parties added a requirement that any earned but unpaid earnout consideration will be accelerated in the event the Company desires to enter into a material asset or equity acquisition in the future.

On August 27, 2018 the Company filed a shelf registration statement on Form S-3 which was declared effective on September 17, 2018. On July 21, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) to issue and sell through the Agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $12,000.000 (the “Shares”), as described in Note 4 – Equity. From July 21, 2021 through August 6, 2021, the Agent sold 254,701 shares of the company’s common stock for net proceeds of $739,000 after deducting sales commissions paid to the Agent in accordance with the terms of the Sales Agreement and $560,000 after deducting direct legal and accounting fees associated with the offering. The shelf registration statement expired on September 17, 2021 and was not renewed by the Company.

Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2021 consisted of the following:

Table of Contractual Obligations Payments by year (in thousands)

	Total	2022	2023	2024	2025	Thereafter
Facility leases	$1,591	$714	$326	$209	$214	$128
Operating and equipment leases	126	29	29	29	29	10
Purchase obligations	5,785	5,785	-	-	-	-
Muzinich Term Loan	4,104	84	84	84	3,852
CIBLS loan	337	42	84	84	84	43
Holzworth deferred purchase price	250	250	-	-	-	-
Holzworth earn out	2,942	2,942	-	-	-	-
	$15,135	$9,846	$523	$406	$4,179	$181

The table of contractual obligations includes the Muzinich term loan facility which was repaid and terminated on March 1, 2022, in connection with the Microlab divestiture.

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

To the Board of Directors and Shareholders

Wireless Telecom Group, Inc.

Parsippany, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s balance of goodwill, net as of December 31, 2021 was $11.5 million. Management evaluates goodwill, at the reporting unit level, for impairment annually during the fourth quarter of its reporting period, or more frequently, if events occur or circumstances change which would indicate that goodwill might be impaired. As a result of the Company’s qualitative evaluation of goodwill, the Holzworth and Microlab reporting units did not indicate any impairment of goodwill. As a result of the factors identified in Note 1, the Company performed a quantitative impairment test of the goodwill of one of the Company’s reporting units, CommAgility as of October 1, 2021. Fair value of the reporting unit was estimated using a combination of the income approach and the market approach methods. The Company used a discounted cash flow model for the income approach method and the guideline public company method for the market approach method. The determination of the fair value of the reporting unit required management to make significant estimates and assumptions related to projected revenue growth, future operating margins, discount rates and terminal values. As disclosed by management, changes in these estimates and assumptions could have a significant impact on the fair value of the reporting unit, the amount of any goodwill impairment, or both. As a result of the quantitative impairment assessment discussed above, the Company determined the excess of fair value above its carrying value was approximately 25% of the fair value at the measurement date.

The principal considerations for our determination that performing procedures relating to the impairment assessment of the CommAgility reporting unit is a critical audit matter are (i) the significant judgments by management when developing the fair value measurements of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant estimates and assumptions in determining the fair value of the reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures related to, among others, management’s evaluation of impairment including (i) evaluating the appropriateness of the income approach and market approach methods; (ii) testing the underlying data used by the Company in its analysis; and (iii) evaluating the reasonableness of significant estimates and assumptions used by management. Evaluating the reasonableness of management’s estimates and assumptions involved evaluating whether the estimates and assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. We evaluated the experience, qualifications and objectivity of management’s third-party expert and utilized our valuation specialist to assist in evaluating the reasonableness of the Company’s valuation methodology. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

Valuation Allowance on State Net Operating Loss Carryforwards

As described in Note 14 to the consolidated financial statements, as of December 31, 2021, the Company has $5.6 million of total deferred tax assets, including $3.5 million for State net operating loss carryforwards. The deferred tax assets for State net operating loss carryforwards is partially offset by a valuation allowance of $2.1 million. As disclosed by management, realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the utilization of net operating losses. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially impact the likelihood of realization of a deferred tax asset. After evaluating the sale of Microlab FXR/LLC, as well as other opportunities that may be available that will impact the utilization of the Company’s State net operating loss carryforwards, management expects to be able to realize some, but not all, of the State net operating loss carryforwards.

The principal considerations for our determination that performing procedures relating to the valuation allowance on State net operating loss carryforwards is a critical audit matter include the significant judgments by management when assessing factors related to expected future earnings, which in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and evaluating management’s significant assumptions related to expected future earnings.

Addressing the matter involved performing procedures related to, among others, evaluating management’s assessment of the realizability of the deferred tax assets, including (i) testing the underlying data used by the Company in its analysis and (ii) evaluating the reasonableness of expected future earnings during the applicable periods. Evaluating the reasonableness of management’s estimates and assumptions related to expected future earnings involved evaluating whether the estimates and assumptions used by management were reasonable considering (i) the current and past performance of the Company as filed in historical state income tax returns, (ii) expected future events that could impact state apportionment of income in future periods and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PKF O’Connor Davies, LLP

New York, New York

March 17, 2022

We have served as the Company’s auditor since 2006.

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

(In thousands, except number of shares and par value)

	December 31	December 31
	2021	2020
CURRENT ASSETS
Cash & cash equivalents	$4,472	$4,910
Accounts receivable - net of reserves of $221 and $143, respectively	5,290	5,520
Inventories - net of reserves of $909 and $1,129, respectively	9,074	8,796
Prepaid expenses and other current assets	1,689	2,172

TOTAL CURRENT ASSETS	20,525	21,398

PROPERTY PLANT AND EQUIPMENT - NET	1,532	1,824

OTHER ASSETS
Goodwill	11,459	11,512
Acquired intangible assets, net	3,661	5,242
Deferred income taxes, net	5,580	5,701
Right of use assets	1,146	1,680
Other assets	448	561

TOTAL OTHER ASSETS	22,294	24,696

TOTAL ASSETS	$44,351	$47,918

CURRENT LIABILITIES
Short term debt	$126	$512
Accounts payable	2,264	1,546
Short term leases	585	534
Accrued expenses and other current liabilities	7,858	7,997
Deferred revenue	408	924

TOTAL CURRENT LIABILITIES	11,241	11,513

LONG TERM LIABILITIES
Long term debt	3,595	8,895
Long term leases	615	1,200
Other long term liabilities	52	82
Deferred tax liability	228	377
TOTAL LONG TERM LIABILITIES	4,490	10,554

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 35,915,636 and 34,888,904 shares issued, 22,666,074 and 21,669,361 shares outstanding	359	349
Additional paid in capital	51,555	50,163
Retained earnings/(deficit)	554	(946)
Treasury stock at cost, 13,249,562 and 13,219,543 shares	(24,619)	(24,556)
Accumulated other comprehensive income	771	841
TOTAL SHAREHOLDERS’ EQUITY	28,620	25,851

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,351	$47,918

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

Wireless Telecom Group, Inc.

(In thousands, except per share amounts)

	Twelve Months Ended
	December 31
	2021	2020
Net revenues	$49,245	$41,748

Cost of revenues	24,158	20,781

Gross profit	25,087	20,967

Operating expenses
Research and development	5,550	6,389
Sales and marketing	7,169	6,955
General and administrative	11,869	9,907
Goodwill and intangibles impairment charge	258	4,742
Loss on change in fair value of contingent consideration	386	1,073
Total operating expenses	25,232	29,066

Operating income/(loss)	(145)	(8,099)

PPP Loan Forgiveness	2,045	-
Other income/(expense)	70	187
Interest expense	(1,143)	(985)

Income/(Loss) before taxes	827	(8,897)

Tax provision/(benefit)	(673)	(809)

Net income/(loss)	$1,500	$(8,088)

Other comprehensive income/(loss):
Foreign currency translation adjustments	(70)	190
Comprehensive income/(loss)	$1,430	$(7,898)

Income/(Loss) per share:
Basic	$0.07	$(0.37)
Diluted	$0.06	$(0.37)

Weighted average shares outstanding:
Basic	22,050	21,657
Diluted	24,297	21,657

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings/(Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2019	34,488,252	$345	$49,062	$7,142	$(24,509)	$651	$32,691
Net loss	-	-	-	(8,088)	-	-	(8,088)
Issuance of shares in connection with stock options exercised	20,000	-	15	-	-	-	15
Issuance of restricted stock	50,000	1	(1)	-	-	-	-
Forfeiture of restricted stock	(16,667)	-	-	-	-	-	-
Issuance of shares in connection with Holzworth acquisition	347,319	3	462	-	-	-	465
Issuance of warrants	-	-	151	-	-	-	151
Shares withheld for employee taxes	-	-	-	-	(47)	-	(47)
Share-based compensation expense	-	-	474	-	-	-	474
Cumulative translation adjustment	-	-	-	-	-	190	190
Balances at December 31, 2020	34,888,904	$349	$50,163	$(946)	$(24,556)	$841	$25,851
Net income	-	-	-	1,500	-	-	1,500
Issuance of shares in connection with stock options exercised	140,000	1	207	-	-	-	208
Issuance of restricted stock	478,517	5	(5)	-	-	-	-
Issuance of shares in connection with Holzworth acquisition	143,514	1	314	-	-	-	315
Shares withheld for employee taxes	-	-	-	-	(63)	-	(63)
Share-based compensation expense	-	-	316	-	-	-	316
ATM Shares Sold	264,701	3	560	-	-	-	563
Cumulative translation adjustment	-	-	-	-	-	(70)	(70)
Balances at December 31, 2021	35,915,636	$359	$51,555	$554	$(24,619)	$771	$28,620

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

(In thousands)

	For the Twelve Months
	Ended December 31
	2021	2020
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$1,500	$(8,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,152	2,238
PPP Loan Forgiveness	(2,045)	-
Goodwill and intangibles impairment	258	4,742
Amortization of debt issuance fees	335	297
Share-based compensation expense	316	474
Deferred rent	(30)	(29)
Deferred income taxes	(26)	178
Provision for doubtful accounts	78	(31)
Inventory reserves	141	157
Changes in assets and liabilities, net of acquisition:
Accounts receivable	150	1,209
Inventories	(427)	(186)
Prepaid expenses and other assets	976	923
Accounts payable	770	(842)
Deferred Revenue	(515)	819
Accrued expenses and other liabilities	925	1,119
Net cash provided by operating activities	4,558	2,980

CASH FLOWS USED BY INVESTING ACTIVITIES
Capital expenditures	(524)	(364)
Acquisition of business, net of cash acquired	(200)	(8,246)
Net cash used by investing activities	(724)	(8,610)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES
Revolver borrowings/(repayments), net	-	(2,354)
Term loan borrowings	345	8,400
Term loan repayments	(4,212)	(426)
Debt issuance fees	-	(1,327)
Paycheck Protection Program loan	-	2,045
Payment of contingent consideration	(1,052)	-
Proceeds from exercise of stock options	208	16
Tax withholding payments for vested equity awards	(63)	(46)
ATM Shares Sold	563	-
Net cash provided/(used) by financing activities	(4,211)	6,308

Effect of exchange rate changes on cash and cash equivalents	(61)	(13)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(438)	665

Cash and cash equivalents, at beginning of year	4,910	4,245

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$4,472	$4,910

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$810	$703
Cash paid during the period for income taxes	$187	$65
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

Reclassification

Certain account balances from prior periods have been reclassified in these financial statements so as to conform to current period classifications.

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our assumptions, judgements and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. The most significant estimates and assumptions include management’s analysis in support of inventory valuation, accounts receivable valuation, valuation of deferred tax assets, returns reserves, warranty accruals, goodwill and intangible assets, estimated fair values of stock options and vesting periods of performance-based stock options and restricted stock. At least quarterly, we evaluate our assumptions, judgements and estimates, and make changes as deemed necessary.

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

For the twelve months ended December 31, 2021 and December 31, 2020, no one customer accounted for more than 10% of the Company’s total consolidated revenues. At December 31, 2021 no one customer accounted for more than 10% of consolidated gross accounts receivable. At December 31, 2020, one customer exceeded 10% of consolidated gross accounts receivable at 12.7%.

For the year ended December 31, 2021, two suppliers exceeded 10% of consolidated inventory purchases at 12% each. For the year ended December 31, 2020, two suppliers exceeded 10% of consolidated inventory purchases at 14% each.

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

Inventory carrying value is net of inventory reserves of approximately $909,000 as of December 31, 2021 and $1.1 million as of December 31, 2020.

	December 31,	December 31,
Inventories consist of (in thousands):	2021	2020
Raw materials	$5,271	$4,644
Work-in-process	821	618
Finished goods	2,982	3,534
	$9,074	$8,796

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally consist of income tax receivables, contract assets for unbilled receivables, prepaid insurance, prepaid maintenance agreements and the short term portion of debt issuance costs. The income tax receivable balance included in prepaid and other current assets was $826,000 and $1.2 million as of December 31, 2021 and December 31, 2020, respectively.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is evaluated for impairment annually, or more frequently if events occur or circumstances change that would indicate that goodwill might be impaired, by first performing a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if the Company determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative impairment test.

The Company has three reporting units with goodwill – Holzworth, Microlab and CommAgility. The Company performed a qualitative assessment in the fourth quarter of 2021 of each reporting unit. The qualitative assessment of Holzworth and Microlab did not indicate any impairment of goodwill. As a result of declining hardware sales and the early stages of adoption of software and services for specialized applications the Company performed a quantitative impairment test of the goodwill of the CommAgility reporting unit.

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

The result of our quantitative analysis was that the estimated fair value of the CommAgility reporting unit exceeded its carrying value thus no goodwill impairment charge was recorded in the fourth quarter of 2021. The excess of fair value above its carrying value was approximately 25% of the fair value. Recent operating performance, along with assumptions for specific customer opportunities, were considered in the key assumptions used during the fiscal 2021 impairment analysis. Management of the Company has determined the goodwill of CommAgility may have an increased likelihood of impairment if CommAgility is not able to execute against customer opportunities, and the long-term outlook for their cash flows are adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to CommAgility estimates include the outcome of customer requests for proposals and subsequent awards, labor market conditions and levels of overall economic activity.

In the fourth quarter of 2020, the Company recorded a goodwill impairment charge of $4.7 million related to the CommAgility reporting unit. The non-cash impairment charge was due to a number of factors that arose as part of our quantitative assessment as of the valuation date in the prior year, including an assessment of our historical results and the significant decline in hardware sales in 2020, the difficulty of predicting future customer demand, the uncertainty of future sales of 4G hardware cards, the uncertainty of the growth of 5G software and services revenues due to the early stages of 5G adoption for new technology and expectations for 5G deployments, the uncertainty of the impact of the COVID 19 pandemic on customer spending, and the uncertainty for enterprise spending and longer-term investment.

Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis. As of December 31, 2021 and 2020, the Company’s consolidated goodwill balance of $11.5 million was comprised of $1.4 million related to the Microlab reporting unit, $6.0 million related to the Holzworth reporting unit and $4.1 million related to the CommAgility reporting unit.

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

In the fourth quarter of 2021, the Company recorded an impairment charge of $258,000 related to the CommAgility tradename. The non-cash impairment charge was due to a number of factors that arose as part of our quantitative assessment, most notably declining hardware sales since 2019. Additionally, the continued emergence of technical standards and the complexity of the specialized applications that our CommAgility software and related services would be integrated with as part of new customer projects were a factor in the tradename impairment analysis.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The Company’s term loan and revolving credit facility bear interest at a variable interest rate plus an applicable margin and, therefore, carrying amount approximates fair value. We believe the carrying value of the loan obtained under the Paycheck Protection Program approximated fair value due to the expected short term nature of the loan.

During the fourth quarter of 2021, the Company recorded an impairment charge related to an indefinite lived intangible asset related to the CommAgility reporting unit as part of our annual impairment analysis. The Company used the relief from royalty calculation method which is based on estimated after tax royalty savings of estimated future revenues. Significant assumptions and estimates utilized in the model include the royalty and discount rates and estimated future revenues. The determination of the impairment charge was based on Level 3 valuation inputs.

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

Contingent Consideration

Under the terms of the Holzworth Share Purchase Agreement (as defined in Note 2) the Company is required to pay additional purchase price in the form of deferred purchase price payments and an earnout if certain financial targets are achieved for the years ended December 31, 2020 and December 31, 2021 (see Note 2). As of the acquisition date, the Company estimated the fair value of the deferred purchase price and earnout remaining to be paid related to the 2020 and 2021 financial targets to be $660,000 and $2.4 million, respectively. The earnout may be paid in cash or common stock at the Company’s option. The Company is required to reassess the fair value of the contingent consideration at each reporting period.

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

Due to the better than expected financial performance of the Holzworth reporting unit during fiscal 2020 and 2021, the Company recorded an increase to the contingent consideration liabilities in the amount of $1.1 million and $386,000 in 2020 and 2021, respectively. The adjustments were recorded as a loss on change in fair value of contingent consideration in the Consolidated Statement of Operations and Comprehensive Income/(Loss).

As of December 31, 2021, amounts due for the Holzworth deferred purchase price and earnout were $250,000 and $2.9 million, respectively.

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

Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables in a currency other than the subsidiary’s functional currency, are recorded in the Consolidated Statements of Operations and Comprehensive Income/(Loss) (included in other income/expense). Foreign currency transaction gains were $13,000 and $64,000 in fiscal 2021 and 2020, respectively.

Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) is recorded directly to a separate section of shareholders’ equity in accumulated other comprehensive income and includes unrealized gains and losses excluded from net income/(loss). These unrealized gains and losses consist of changes in foreign currency translation.

Research and Development Costs

Research and development (R&D) costs are charged to operations when incurred. R&D costs include salaries and benefits, depreciation expense on equipment used for R&D purposes and third-party material and consulting costs, if clearly related to an R&D activity. Salaries and benefits of engineers working on customer contracts for which the Company is earning services or consulting revenues are allocated to costs of revenues. The amounts charged to operations for R&D costs for the years ended December 31, 2021 and 2020 were $5.6 million and $6.4 million, respectively.

Advertising Costs

Advertising expenses are charged to operations during the year in which they are incurred and were $279,000 and $235,000 for the years ended December 31, 2021 and 2020, respectively.

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

In the fourth quarter 2021, management deemed the revenue performance targets related to certain performance option grants dated April 7, 2020 and August 4, 2020 as not probable of being met. This was primarily due to the pending divestiture of Microlab and its related revenues. Accordingly, the Company reversed $217,000 of stock compensation expense previously recognized related to these grants.

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

	For the Years Ended December 31,
	2021	2020

Weighted average common shares outstanding	22,049,636	21,656,906
Potentially dilutive equity awards	2,247,470	313,341
Weighted average common shares outstanding, assuming dilution	24,297,106	21,970,247

The weighted average number of options and warrants to purchase common stock not included in diluted loss per share because the effects are anti-dilutive, or the performance condition was not met in 2021, was 1,205,000. The estimated number of shares issuable under the terms of the Holzworth earnout, if the balance of the earnout was paid in shares of common stock (see Note 2) at December 31, 2021 was 1,340,637.

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

Recent Accounting Pronouncements Adopted in 2021

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

NOTE 2 - ACQUISITION OF HOLZWORTH

On February 7, 2020 the Company completed the acquisition of all of the outstanding shares of Holzworth. Holzworth instruments which include signal generators and phased noise analyzers, are used by government labs, the semiconductor industry, and network equipment providers, among others, in research labs, automated test environments and military and aerospace production applications. Holzworth is a complimentary business for our Boonton and Noisecom brands with a common customer base and channel partners.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Accounting for acquisitions requires us to recognize separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the assets acquired and the liabilities assumed.

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

On February 19, 2021, the Company entered into the Second Amendment to Share Purchase Agreement (the “Second Amendment”) with Holzworth. The Second Amendment, among other things, converted the second deferred purchase price of $750,000 into unsecured seller notes with interest at an annual rate of 6.5% starting from April 1, 2021 until final payment. The payment date was changed from March 31, 2021 to three equal installments of $250,000, plus accrued interest, due on July 1, 2021, October 1, 2021 and January 1, 2022.

Additionally, the parties amended the payment dates of the earnout consideration. The payment date of the Year 1 Earnout was amended from March 31, 2021 to (i) six (6) equal quarterly installments of 10% of the Year 1 Earnout payable on the last business day of each calendar quarter between June 30, 2021 and September 30, 2022 and (ii) one (1) installment payment equal to 40% of the Year 1 Earnout on December 31, 2022. The Year 1 Earnout is payable in cash or shares of the Company’s common stock, at the Company’s option, based on the 90 trading day volume weighted average price immediately preceding final determination of the Year 1 Earnout or $2.19 per share. The total payment for the Year 1 Earnout is $3.4 million, of which $552,000 was paid in cash and $315,000 was issued in common stock as of December 31, 2021. The Year 1 Earnout accrual is $2.6 million as of December 31, 2021.

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

Due to the anticipated better than expected financial performance of the Holzworth reporting unit for fiscal year 2021, the Company recorded an increase to the contingent consideration liabilities in the amount of $386,000 related to the Year 2 Earnout. The adjustment was recorded as a loss on change in contingent consideration in the Consolidated Statement of Operations and Comprehensive Income/(Loss).

The total accrual as of December 31, 2021 related to the Year 1 and Year 2 Earnout is $2.9 million and is recorded in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, assembled workforce, organic growth and other benefits that are expected to arise from integrating Holzworth into our operations. The goodwill recorded in this transaction is tax deductible.

In accordance with ASC 805 adjustments to contingent consideration after the measurement period closes are recorded in the statement of operations rather than through goodwill. Due to the better than expected financial performance of Holzworth in 2020 and 2021, we recorded an increase through the consolidated statement of operations to our initial estimates of the Year 1 Earnout and Year 2 Earnout in the amounts of $1,073,000 and $386,000, respectively. Taking into account these adjustments to the contingent consideration liability the total purchase price for Holzworth was approximately $13.5 million. There are no additional earnout payments due related to the Holzworth acquisition.

NOTE 3 - DEBT

Debt consists of the following (in thousands):

December 31, 2021
Revolver at LIBOR plus margin	$-
Term loan at LIBOR plus margin	4,104
Less: Debt issuance costs, net of amortization	(627)
Less: Fair value of warrants, net of amortization	(93)
CIBLS Loan at Bank of England plus margin	337
Total Debt	3,721
Less: Debt maturing within one year	(126)
Non-current portion of long term debt	$3,595

Term loan payments by period (in thousands):

2022	$126
2023	168
2024	168
2025	3,936
2026	43
Total	$4,441

Muzinich Term Loan Facility

In connection with the Holzworth acquisition, on February 7, 2020, the Company, as borrower, and its subsidiaries, as guarantors, and Muzinich BDC, Inc., as lender (“Muzinich”), entered into a Term Loan Facility, which provided for a term loan in the principal amount of $8.4 million (the “Initial Term Loan”). All proceeds of the Initial Term Loan were used to fund the cash portion of the purchase price for the Holzworth acquisition. Principal payments on the Initial Term Loan are $21,000 per quarter with a balloon payment at maturity on February 7, 2025. The Term Loan Facility included an upfront fee of 2.50% of the aggregate principal amount of the Initial Term Loan. In connection with the Term Loan Facility, the Company incurred costs of $1.0 million, including the aforementioned 2.50% upfront fee to Muzinich, which were recorded as a reduction of the carrying amount of the debt and are being amortized over the term of the loan.

On May 4, 2020, the Company entered into the First Amendment to the Term Loan Facility which, among other things, amended the definition of “Indebtedness” to include the PPP (as defined below) loan as long as the proceeds were used for allowable purposes under the CARES Act, the receipt of the loan did not violate the Credit Facility and the Company submitted an application for forgiveness and substantially all of the loan was forgiven. The Company received notice in June 2021 that the loan and accrued interest were fully forgiven, as described below.

On February 25, 2021, the Company and its subsidiaries entered into the Second Amendment to the Credit Agreement and Limited Waiver (“Amendment 2”) with Muzinich, in which Muzinich agreed to waive the Company’s obligation to comply with the consolidated leverage ratio and fixed charge coverage ratio financial covenants in the Term Loan Facility for the fiscal quarter ending December 31, 2020. We were not in compliance with such covenants primarily as a result of the impact the COVID-19 pandemic had on our consolidated financial results. Amendment 2, among other things, amended the definition of consolidated EBITDA to include certain cash tax benefits related to our U.K. tax jurisdiction and reduced our consolidated leverage ratio for the twelve month periods ended September 30, 2021 from 3.00 to 2.75, December 31, 2021 from 2.75 to 2.25, March 31, 2022 from 2.50 to 2.00 and June 30, 2022 from 2.25 to 2.00. Additionally, the interest rate margin was increased from 7.25% to 9.25% effective January 1, 2021 and would step down to 8.50% and 7.25% upon the Company achieving consolidated EBITDA on a trailing twelve-month basis of $4.0 million and $6.3 million, respectively. Muzinich and the Company also agreed on an excess cash flow payment of $428,000 which was made in March 2021 and Muzinich provided consent for the Company to change the deferred purchase price payments to and enter into notes with the Holzworth sellers in the amount of $750,000, as described above in Note 2.

On May 27, 2021, the Company and its subsidiaries entered into the Third Amendment to the Credit Agreement and Limited Waiver (“Amendment 3)” with Muzinich in which Muzinich, among other things, permitted CommAgility to enter into the CIBLS Loan Agreement with Lloyds Bank Plc. See description below.

On September 28, 2021, the Company and its subsidiaries entered into the Fourth Amendment to Credit Agreement and Limited Waiver (“Amendment 4”) with Muzinich. Amendment 4 was executed in connection with a prepayment of the principal balance of the Muzinich term loan in the amount of $3.7 million and accrued interest thereon of $95,000 on September 28, 2021. Additionally, the Company paid a prepayment fee of 2% of the prepayment amount or $74,000.

Under the terms of Amendment 4, the interest rate margin was decreased from 9.25% to 8.75% when trailing twelve month Consolidated EBITDA, as defined, excluding the U.K. R&D tax credit, was less than or equal to $4.0 million and decreased from 8.50% to 8.00% when trailing twelve month Consolidated EBITDA, as defined, excluding the U.K. R&D tax credit, was greater than $4.0 million but equal to or less than $6.3 million. Muzinich also agreed to waive compliance with the financial covenant set forth in Section 7.11(c) of the Credit Agreement from September 28, 2021 until March 31, 2022. Section 7.11(c) required the trailing four week average liquidity, as defined, of the Company’s CommAgility subsidiary to be no less than $1.0 million. The waiver of this covenant could be extended upon the consent of Muzinich. Additionally, under Amendment 4, the definition of Consolidated Interest Charges was amended to treat the aforementioned principal prepayment of $3.7 million as being made on October 1, 2020.

Credit Facility with Bank of America, N.A.

The Company entered into a Credit Facility with Bank of America, N.A. (“Bank of America”) on February 16, 2017 (the “Credit Facility”), which provided for a term loan in the aggregate principal amount of $760,000 (the “Term Loan”) and an asset based revolving loan (the “Revolver”), which is subject to a Borrowing Base Calculation (as defined in the Credit Facility) of up to a maximum availability of $9.0 million (“Revolver Commitment Amount”). The borrowing base is calculated as a percentage of eligible accounts receivable and inventory, as defined, subject to certain caps and limits. The borrowing base was calculated on a monthly basis and interest was calculated at LIBOR plus a margin. The proceeds of the Term Loan and Revolver were used to finance the acquisition of CommAgility in 2017.

In connection with the Holzworth acquisition, on February 7, 2020, the Company and certain of its subsidiaries (the “Borrowers”), and Bank of America entered into Amendment No. 5 to the Credit Facility (“BOA Amendment 5”). By entering into BOA Amendment 5, Holzworth, together with CommAgility Limited, became borrowers under the Credit Facility. The obligations of the Borrowers under the Credit Facility were guaranteed by Wireless Telecom Group, Ltd. CommAgility Limited and Wireless Telecom Group, Ltd. are both wholly owned subsidiaries of the Company. Additionally, the Company prepaid the remaining principal balance of the BOA Term Loan in the amount of $304,000.

On May 4, 2020, the Company, its subsidiaries and Bank of America entered into Amendment No. 6 which, among other things, amended the definition of “Debt” to include the PPP loan as long as the proceeds were used for allowable purposes under the CARES Act and the Company promptly submitted an application for forgiveness and substantially all of the loan was forgiven. The Company received notice in June 2021 that the loan and accrued interest were fully forgiven, as described below.

On February 25, 2021, the Company, its subsidiaries and Bank of America entered into Amendment No. 7 which revised the Credit Facility to accommodate the changes to the deferred purchase price payments to and notes with the Holzworth sellers, as described above, and provided Bank of America’s consent to the Company entering into the Muzinich Second Amendment, as described above.

On September 28, 2021, the Company and its subsidiaries entered into Amendment No. 8 (“BOA Amendment 8”) in which Bank of America consented to the aforementioned principal prepayment of the Muzinich term loan and amended the definition of Fixed Charge Coverage Ratio to treat the Muzinich principal prepayment as being made on October 1, 2020. Additionally, Bank of America and the Company agreed that, in accordance with the Credit Facility, the LIBOR would be replaced with a successor rate in accordance with the provisions of BOA Amendment 5. Accordingly, BOA Amendment 8 defined the LIBOR successor rate for loans denominated in U.S. dollars to be the Bloomberg Short-Term Bank Yield Index rate (“BSBY”), loans denominated in Sterling to be the Sterling Overnight Index Average Reference Rate (“SONIA”) and loans denominated in Euros to be the Euro Interbank Offered Rate (“EURIBOR”). Loans drawn after the effective date of BOA Amendment 8 would bear interest as the successor rates named above plus the applicable margin, as defined.

As of December 31, 2021, the principal balance on the Term Loan Facility was $4.1 million and the interest rate was 9.75%. As of December 31, 2021, the Company had no balance drawn on the Revolver and the interest rate was 2.00%. Additionally, the Company was in compliance with all debt covenants.

PPP Loan

On May 4, 2020, the Company received $2.0 million pursuant to a loan from Bank of America N.A. under the Paycheck Protection Program (“PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association (“SBA”). The loan had an interest rate of 1% and a term of 24 months. A repayment schedule was not provided by Bank of America. Accordingly, as of December 31, 2020 the full amount of the term loan was shown as due in May 2022. Funds from the loan were used only for certain permitted purposes, including payroll, benefits, rent and utilities. The CARES Act and the PPP provided a mechanism for forgiveness of up to the full amount of the loan upon application to the SBA for forgiveness by the Company. The Company applied for forgiveness of the loan and received notice that the loan and accrued interest were fully forgiven on June 5, 2021. The Company elected to account for the loan in accordance with Accounting Standard Codification 470 Debt. Accordingly, the Company recorded a gain on extinguishment of debt in the amount of $2.0 million on the Consolidated Statement of Operations and Comprehensive Income/(Loss) in the twelve months ended December 31, 2021.

CIBLS Loan

On May 27, 2021, CommAgility entered into the Coronavirus Business Interruption Loan Agreement (“CIBLS Loan”) with Lloyds Bank PLC (“Lloyds”). Under the terms of the CIBLS Loan CommAgility can draw up to a maximum of £250,000 for purposes of supporting daily business cash flow. The CIBLS Loan is repayable in 48 consecutive equal monthly installments beginning in month 13 after the initial loan drawdown (12 month principal repayment holiday). Interest is payable monthly at the official bank rate of the Bank of England plus an interest margin of 2.35% per annum. Interest payments begin in month 13 after the initial loan drawdown. The first twelve months of interest payments are paid by the U.K. government. The CIBLS Loan is secured by the assets of CommAgility subject to a Deed of Priority between Muzinich, Bank of America and Lloyds. The CIBLS Loan ranks subordinate to both the Muzinich Term Loan and Bank of America Credit Facility.

On July 1, 2021 CommAgility executed a draw down of the maximum amount of £250,000. As of December 31, 2021, $42,000 is included in short term debt and $295,000 is included long term debt on the Consolidated Balance Sheet.

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

If the Additional Acquisition (as defined in Term Loan Facility above) is consummated, the Company has agreed to issue to Muzinich at the closing of the Additional Acquisition an additional Warrant for the right to purchase 367,564 shares of common stock of the Company at an exercise price of $1.3923 per share (an aggregate value of approximately $511,765), based upon a 90-day volume weighted average price for shares of stock of the Company as of February 7, 2020 (the “Additional Warrant”). The Additional Warrant will contain the same terms and conditions as the Warrant, except that Muzinich will have only one demand registration right, subject to certain exceptions, with respect to shares of common stock of the Company issued under the Warrant and the Additional Warrant. No further acquisitions were undertaken under the Term Loan Facility and as such no additional warrants will be issued.

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

NOTE 4 - EQUITY

On July 21, 2021, the Company entered into a Sales Agreement with B. Riley Securities, Inc. (the “Agent”), to issue and sell through the Agent, shares of the Company’s common stock, having an aggregate offering price of up to $12,000,000. The Agent was not required to sell any specific number of shares. Shares sold under the Sales Agreement were issued and sold pursuant to the Company’s previously filed registration statement on Form S-3 (File No. 333-227051) filed with the Securities and Exchange Commission (the “Commission”) on August 27, 2018 and declared effective on September 17, 2018. A prospectus supplement relating to the offering of the Shares was filed with the Commission on July 21, 2021.

From July 21, 2021 through August 6, 2021 the Agent sold 264,701 shares of the Company’s common stock for net proceeds of $739,000, after deducting sales commissions paid to the Agent in accordance with the terms of the Sales Agreement and $563,000 after deducting legal and other expenses.

The registration statement pursuant to which the shares were sold expired on September 17, 2021 and was not renewed.

NOTE 5 - LEASES

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

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the Consolidated Balance Sheets as of December 31, 2021 and 2020. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

An initial right-of-use asset of $1.9 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on January 1, 2019. With our acquisition of Holzworth on February 7, 2020, we acquired a right-of-use asset of $789,000. There have been no other right-of-use assets recognized since the date of adoption of the new lease standard. Cash paid for amounts included in the present value of operating lease liabilities was $668,000 and $648,000 during the twelve months ended December 31, 2021 and 2020, respectively, and is included in operating cash flows.

Operating lease costs were $1.1 million and $1.0 million during the twelve months ended December 31, 2021 and 2020, respectively.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of December 31, 2021.

(in thousands)	December 31, 2021
Maturity of Lease Liabilities
2022	$637
2023	276
2024	158
2025	163
2026	69
Total undiscounted operating lease payments	1,303
Less: imputed interest	(103)
Present Value of operating lease liabilities	$1,200

Balance sheet classification
Current lease liabilities	$585
Long-term lease liabilities	615
Total operating lease liabilities	$1,200

Other information
Weighted-average remaining lease term (months)	35
Weighted-average discount rate for operating leases	5.88%

NOTE 6 - REVENUE

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 96% and 99% of the Company’s total revenue for the twelve months ended December 31, 2021 and 2020, respectively.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets (unbilled revenue) or contract liabilities (deferred revenue) on the Company’s Consolidated Balance Sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Unbilled revenue is $292,000 and $260,000 as of December 31, 2021 and 2020, respectively, and recorded in prepaid expenses and other current assets. Deferred revenue is $408,000 and $924,000 as of December 31, 2021 and 2020, respectively. The decrease in deferred revenue from the prior year is primarily due to recognition of billings in advance of revenue recognition for certain CommAgility projects involving multiple performance obligations which were deferred at December 31, 2020, only partially offset by new contract billings in advance of revenue recognition in 2021.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands).

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Total net revenues by revenue type
Passive and active RF solutions	$17,743	$17,633
Noise generators and components	13,744	13,356
Power meters and analyzers	7,154	5,737
Signal processing hardware	4,884	1,672
Software licenses	1,892	1,284
Services	3,828	2,066
Total net revenue	$49,245	$41,748

Total net revenues by geographic areas
Americas	$35,800	$31,329
EMEA	7,366	6,329
APAC	6,079	4,090
Total net revenue	$49,245	$41,748

Net revenues are attributable to a geographic area based on the destination of the product shipment.

The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2021 and 2020, sales in the United States amounted to $33.8 million and $30.6 million, respectively.

For the year ended December 31, 2021 shipments to the EMEA region were largely concentrated in the UK and Germany. Shipments to the UK and Germany in 2021 amounted to $5.3 million and $1.0 million, respectively. For the year ended December 31, 2020 shipments to the EMEA region were largely concentrated in the UK, Russia and France. Shipments to the UK, Russia and France in 2020 amounted to $1.7 million, $897,000 and $859,000, respectively.

The largest concentration of shipments in the APAC region is to China, where shipments amounted to $2.0 million for both years ended December 31, 2021 and 2020 There were no other shipments significantly concentrated in one country in the APAC region.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	Holzworth	Microlab	CommAgility	Total
Balance as of December 31, 2019	$-	$1,351	$8,718	$10,069
Holzworth acquisition	6,000	-	-	6,000
Goodwill impairment	-	-	(4,742)	(4,742)
Foreign currency translation	-	-	185	185
Balance as of December 31, 2020	$6,000	$1,351	$4,161	$11,512
Foreign currency translation	-	-	(53)	(53)
Balance as of December 31, 2021	$6,000	$1,351	$4,108	$11,459

Intangible assets consist of the following (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign Exchange Translation	Net Carrying Amount
Customer relationships	$5,075	$(3,554)	$-	$124	$1,645
Patents	615	(626)	-	27	16
Proprietary technology	1,550	(297)	-	-	1,253
Non-compete agreements	1,107	(1,150)	-	43	-
Holzworth tradename	400	(64)	-	-	336
CommAgility tradename	629	-	(258)	40	411
Total	$9,376	$(5,691)	$(258)	$234	$3,661

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign Exchange Translation	Net Carrying Amount
Customer relationships	$5,075	$(2,564)	$-	$121	$2,632
Patents	615	(491)	-	26	150
Proprietary technology	1,550	(142)	-	-	1,408
Non-compete agreements	1,107	(1,150)	-	43	-
Holzworth tradename	400	(31)	-	-	369
CommAgility tradename	629	-	-	54	683
Total	$9,376	$(4,378)	$-	$244	$5,242

Amortization of acquired intangible assets was $1.3 million for each of the twelve months periods ended December 31, 2021 and 2020. In the fourth quarter of 2021, the Company recorded a $258,000 impairment related to the CommAgility tradename. Amortization of proprietary technology is included in costs of revenues in the Consolidated Statements of Operations and Comprehensive Income/(Loss). Amortization of all other acquired intangible assets is included in general and administrative expenses.

The estimated future amortization expense related to intangible assets is as follows as of December 31, 2021 (in thousands):

2022	$664
2023	573
2024	573
2025	573
2026	220
Thereafter	647
Total	$3,250

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consist of the following as of December 31 (in thousands):

	2021	2020
Machinery & computer equipment/software	$9,399	$9,085
Furniture & fixtures	484	483
Leasehold improvements	1,406	1,358
Gross property, plant and equipment	11,289	10,926

Less: Accumulated depreciation	9,757	9,102
Net property, plant and equipment	$1,532	$1,824

Depreciation expense of $772,000 and $884,000 was recorded for the years ended December 31, 2021 and 2020, respectively.

NOTE 9 - OTHER ASSETS

Other assets consist of the following as of December 31 (in thousands):

	2021	2020
Product demo assets	$202	$187
Deferred costs	123	82
Security deposit	63	63
Debt issuance costs - Revolver	25	127
Income tax receivable	-	65
Other	35	37
Total	$448	$561

Product demo assets are net of accumulated amortization expense of $459,000 and $397,000 as of December 31, 2021 and 2020, respectively. Amortization expense related to demo assets was $49,000 and $84,000 in 2021 and 2020, respectively.

NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of December 31 (in thousands):

	2021	2020
Holzworth earnout (Year 1 and Year 2)	$2,942	$3,423
Goods received not invoiced	1,057	458
Payroll and related benefits	718	864
Accrued bonus	590	123
Accrued commissions	531	605
Accrued professional fees	524	331
Return reserve	319	212
Sales and use and VAT tax	277	315
Holzworth deferred purchase price	250	950
Warranty reserve	78	140
Harris arbitration liability	-	116
Other	572	460
Total	$7,858	$7,997

NOTE 11 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718 Compensation-Stock Compensation. The Company’s results for the years ended December 31, 2021 and December 31, 2020 include stock based compensation expense totaling $316,000 and $474,000, respectively. Such amounts have been included in the Consolidated Statement of Operations and Comprehensive Income/(Loss) within general and administrative expenses.

Incentive Compensation Plan

In 2012, the Company’s Board of Directors and shareholders approved the 2012 Incentive Compensation Plan (the “Initial 2012 Plan”), which provides for the grant of equity, including restricted stock awards, restricted stock units, non-qualified stock options and incentive stock options in compliance with the Internal Revenue Code of 1986, as amended, to employees, officers, directors, consultants and advisors of the Company who are expected to contribute to the Company’s future growth and success. When originally approved, the Initial 2012 Plan provided for the grant of awards relating to 2 million shares of common stock, plus those shares subject to awards previously issued under the Company’s 2000 Stock Option Plan that expire, are canceled or are terminated after adoption of the Initial 2012 Plan without having been exercised in full and would have been available for subsequent grants under the 2000 Stock Option Plan. In June 2014, the Company’s shareholders approved the Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) allowing for an additional 1.6 million shares of the Company’s common stock to be available for future grants under the 2012 Plan. The 2012 Plan provides that if awards are forfeited, expire or otherwise terminate without issuance of the shares underlying the awards, or if the award does not result in issuance of all or part of the shares underlying the award, the unissued shares are again available for awards under the 2012 Plan. As of December 31, 2021, there are no shares available for issuance under the 2012 Plan.

In the second quarter of 2021, the Company’s Board of Directors and shareholders approved the 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), which provides for the grant of equity-based and cash incentives, including stock awards, stock unit awards, performance unit awards, non-qualified stock options, incentive stock options and cash awards, including dividend equivalent rights to employees, officers, directors or other service providers of the Company who are expected to contribute to the Company’s future growth and success. The 2021 Incentive Plan provides for the grant of awards relating to 1.5 million shares of common stock. As of December 31, 2021, there are 892,500 shares available for grant under the 2021 Incentive Plan.

All service-based (time vesting) options granted have ten-year terms from the date of grant and typically vest annually and become fully exercisable after a maximum of five years. However, vesting conditions are determined on a grant by grant basis. Performance-based options granted have ten-year terms and vest and become fully exercisable when determinable performance targets are achieved. Performance targets are approved by the Company’s compensation committee of the Board of Directors. Under the 2012 Plan and 2021 Incentive Plan, options may be granted to purchase shares of the Company’s common stock exercisable only at prices equal to or above the fair market value on the date of the grant.

The following summarizes the components of stock-based compensation expense for the years ending December 31 (in thousands):

	2021	2020
Service based restricted stock awards	$154	$117
Service based restricted stock units	240	205
Performance based stock options	(89)	99
Service based stock options	11	53
	$316	$474

As of December 31, 2021, $2,000 of unrecognized compensation costs related to unvested stock options is expected to be recognized over a remaining weighted average period of 1.0 years, $451,000 of unrecognized compensation costs related to unvested restricted shares is expected to be recognized over a remaining weighted average period of 1.8 years and $253,000 of unrecognized compensation costs related to unvested restricted stock units is expected to be recognized over 6 months.

In the fourth quarter 2021, management deemed the revenue performance targets related to certain performance option grants dated April 7, 2020 and August 4, 2020 as not probable of being met. This was primarily due to the pending divestiture of Microlab and its related revenues. Accordingly, the Company reversed $217,000 of stock compensation expense previously recognized related to these grants.

During the twelve months ended December 31, 2020 the Company reversed $6,000 and $16,000 in share based compensation expense related to 6,250 unvested stock options and 16,667 unvested restricted shares, respectively, which were forfeited as a result of an employee exiting the company.

Restricted Common Stock Awards

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved equity compensation plans, as of December 31, 2021 and 2020, and changes during the twelve months ended December 31, 2021 and 2020, are presented below:

	2021		2020
Non-vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1	200,670	$1.52	262,540	$1.63
Granted	255,000	$1.98	50,000	$1.20
Vested and issued	(98,334)	$1.61	(95,203)	$1.66
Forfeited	-	-	(16,667)	$1.56
Non-vested as of December 31	357,336	$1.84	200,670	$1.52

In the fourth quarter 2021, the Company granted 23 employees restricted common stock awards that vest over 2 years subject to continued employment through each vesting date. If an employee’s service with the Company terminates before the restricted awards are fully vested, then the shares that are not then fully vested are forfeited and immediately returned to the Company.

The following table summarizes the restricted common stock awards granted during the years ended December 31, 2021 and 2020 under the Company’s approved equity compensation plans:

	Number of Shares	Fair Market Value per Granted Share	Vesting
2021
10/12/21 – Service grant - Employee	55,000	$2.03	Annual vesting through October 2023
10/18/21 – Service grant - Employee	105,000	$1.96	Annual vesting through October 2023
10/28/21 – Service grant - Employee	75,000	$2.12	Annual vesting through October 2023
12/6/21 – Service grant - Employee	20,000	$1.76	Annual vesting through December 2023

2020
8/4/20 – Service grant - Employee	50,000	$1.20	Annual vesting through August 2024

Restricted Stock Units:

In fiscal 2021 and fiscal 2020 the Company granted Restricted Stock Units (“RSU”) to each of our board members. Each RSU represents the Company’s obligation to issue one share of the Company’s common stock subject to the RSU award agreement and the 2021 Inventive Plan and 2012 Plan, respectively. The RSUs vest on the day before the first anniversary of the grant date or, if earlier, the effective date of a separation of service due to death or disability, provided the board member has rendered continuous service to the Company as a member of the board of directors from grant date to vesting date. Once vested, the RSU will be settled by delivery of shares to the board member no later than 30 days following: 1) the third anniversary of the grant date, 2) separation from service following, or coincident with, a vesting date, or 3) a change in control.

A summary of the status of the Company’s non-vested restricted stock units, as granted under the Company’s approved equity compensation plans, as of December 31, 2021 and 2020, and changes during the twelve months ended December 31, 2021 and 2020, are presented below:

	2021		2020
Non-vested Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1	161,507	$1.21	147,917	$1.56
Granted	154,400	$2.68	161,507	$1.21
Vested and issued	(165,907)	$1.23	(147,917)	$1.56
Forfeited	-	-	-	-
Non-vested as of December 31	150,000	$2.70	161,507	$1.21

The following table summarizes the restricted common stock units granted during the years ended December 31, 2021 and 2020 under the Company’s approved equity compensation plans:

	Number of Shares	Fair Market Value per Granted Share	Vesting
2021
4/1/2021 - Service grant – Board of Directors	4,400	$1.85	Annual board meeting – June 2021
8/2/2021 – Service grant – Board of Directors	150,000	$2.70	August 2, 2022

2020
6/4/2020 - Service grant – Board of Directors	150,000	$1.18	Annual board meeting – June 2021
12/28/2020 – Service grant – Board of Directors	11,507	$1.66	Annual board meeting – June 2021

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

In accordance with ASC 718, compensation expense is recognized over the period from the date the performance conditions are determined to be probable of occurring through the implicit service period, which is the date the applicable conditions are expected to be met. If the performance conditions are not considered probable of being achieved, no expense is recognized until such time as the performance conditions are considered probable of being met, if ever. If the award is forfeited because the performance condition is not satisfied, previously recognized compensation cost is reversed. Management evaluates performance conditions on a quarterly basis. Prior to the fourth quarter of 2021, the estimated implicit service period is April 2020 thru December 2025 for the April performance-based options and August 2020 thru December 2025 for the August performance-based options. In the fourth quarter of 2021 we deemed the performance conditions related to these grants not probable of being met due to the pending Microlab divestiture and the resulting reduction of consolidated revenue in the future. Accordingly, $217,000 of stock compensation expense was reversed in the fourth quarter of 2021.

A summary of performance-based stock option activity, and related information for the years ended December 31, 2021 and December 31, 2020 follows:

	2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of January 1	1,205,000	$1.52	105,000	$1.61
Granted	-	-	1,120,000	$1.50
Exercised	-	-	(20,000)	$0.78
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31	1,205,000	$1.52	1,205,000	$1.52

Exercisable at December 31	-	-	-	-

No performance-based stock options were granted in 2021.

As of December 31, 2021, none of the performance-based stock options outstanding were exercisable as the performance conditions were not met. The aggregate intrinsic value of performance-based stock options outstanding that were “in the money” (exercise price was lower than market price) as of December 31, 2021 was $862,000 and the weighted average remaining life was 7.9 years.

As of December 31, 2020, none of the performance-based stock options outstanding were exercisable as the performance metrics were not met. The aggregate intrinsic value of performance-based stock options outstanding that were “in the money” (exercise price was lower than market price) as of December 31, 2020 was $325,000 and the weighted average remaining life was 7.7 years.

The range of exercise prices of outstanding performance-based options at December 31, 2021 is $1.20 to $1.83 with a weighted average exercise price of $1.52 per share.

Service-Based Stock Option Awards

A summary of service-based stock option activity and related information for the years ended December 31, 2021 and 2020 follows:

	2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of January 1	1,925,000	$1.52	1,950,000	$1.52
Granted	-	-	-	-
Exercised	(140,000)	$0.83	-	-
Forfeited	-	-	(6,250)	$1.66
Expired	-	-	(18,750)	$1.66
Outstanding as of December 31	1,785,000	$1.52	1,925,000	$1.52

Exercisable at December 31	1,785,000	$1.53	1,736,250	$1.51

No service-based stock options were granted in 2021.

The aggregate intrinsic value of exercisable and non-exercisable service-based stock options outstanding that were “in the money” (exercise price was lower than the market price) as of December 31, 2021 was $1.2 million and the weighted average remaining contractual life was 5.0 years.

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

The range of exercise prices of outstanding service-based options at December 31, 2021 is $1.30 to $1.92 with a weighted average exercise price of $1.53 per share.

The following table presents the assumptions used to estimate the fair value of stock option awards granted during the twelve months ended December 31, 2021 and 2020:

	Number of Options	Option Term (in years)	Exercise Price	Risk Free Interest Rate	Expected Volatility	Fair Value at Grant Date	Expected Dividend Yield
2021
None

2020
4/7/2020 – Performance grant - Employees	970,000	10	$1.50	0.48%	50.85%	$0.86	$0.00
8/4/2020 – Performance grant - Employees	150,000	10	$1.20	0.19%	52.06%	$1.20	$0.00

NOTE 12 - SEGMENT AND RELATED INFORMATION

In June 2020, as a result of certain internal reorganizations completed over the prior six to nine months, the Company concluded it operates as one reportable segment in accordance with ASC 280 Segment Reporting. Prior to June 2020 the Company operated as three reportable segments. In June 2020 we determined that the Chief Operating Decision Maker (“CODM”) as defined in ASC 280 evaluates operating results and makes decisions on how to allocate resources at the consolidated level. Although the CODM reviews key performance indicators including bookings, shipments and gross profit at a product group level, this information by itself is not sufficient enough to make operating decisions. Rather, operating decisions are made based on review of consolidated profitability metrics rather than the individual results of each product group.

NOTE 13 - RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2021 and 2020 amounted to $128,000 and $44,000, respectively.

NOTE 14 - INCOME TAXES

The components of income tax (benefit) related to net income/(loss) from operations are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Current:
Federal	$-	$-
State	108	73
Foreign	(764)	(1,060)
Deferred:
Federal	215	182
State	(94)	129
Foreign	(138)	(133)
Total	$(673)	$(809)

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to operations:

	Years Ended December 31,
	2021	2020
	% of Pre Tax Earnings	% of Pre Tax Earnings
Statutory federal income tax rate	21.0%	(21.0)%
State income tax net of federal tax benefit	22.5	(6.6)
Foreign rate difference	19.9	7.7
Change in valuation allowance	(24.3)	9.4
Goodwill Impairment	-	7.7
Gain on extinguishment of PPP Loan	(52.0)	-
Permanent differences	(2.5)	0.8
Research and development incentive	(75.3)	(8.1)
Other	9.3	1.1
Total	(81.4)%	(9.0)%

In 2021, the difference between the statutory and effective tax rate is due primarily to permanent differences between U.S. GAAP book income and taxable income including research and development deductions in the United Kingdom, the gain on extinguishment of the PPP Loan and a reduction in the state net operating loss valuation allowance. In 2020, the difference between the statutory and effective tax rate is due primarily to the goodwill impairment charge for the CommAgility reporting unit, the loss on contingent consideration related to the Holzworth earnout, the increase in state net operating loss valuation allocation and the research and development deductions in the United Kingdom.

The components of deferred income taxes are as follows (in thousands):

	Years Ended December 31,
	2020	2020
Deferred tax assets:
Net operating loss carryforwards	$11,185	$11,888
Inventory	460	509
Research and development credit	648	648
Stock compensation	280	335
Lease liability	357	512
Other	329	266
Gross deferred tax assets	13,259	14,158
Less valuation allowance	(7,139)	(7,668)
Total deferred tax asset	$6,120	$6,490

Deferred tax liabilities:
Goodwill and intangible assets	(134)	(368)
Fixed assets	(293)	(300)
Right of use asset	(341)	(498)
Total deferred tax liability	$(768)	$(1,166)

Net deferred tax asset	$5,352	$5,324

The Company has domestic federal and state net operating loss carryforwards as of December 31, 2021 of approximately $15.0 million and $41.3 million, respectively, which begin to expire in 2029. $689,000 of the federal net operating loss carryforward have no expiration. The Company also has foreign net operating loss carryforwards at December 31, 2021 of approximately $15.7 million for German trade tax purposes, which has no expiration.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowances of $7.1 million and $7.7 million at December 31, 2021 and 2020, respectively, are associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of December 31, 2021, management believes that it is more likely than not that the Company will fully realize the benefits of its deferred tax assets associated with its domestic federal net operating loss carryforward.

The Company does not have any material unrecognized tax positions and does not anticipate a significant increase or decrease in unrecognized tax positions within the next twelve months.

The Company has elected to record taxes related to the global intangible low-taxed income as a period cost.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Warranties

The Company typically provides one to three year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers.

Risks and Uncertainties

The conflict between Russia and Ukraine has led to and is expected to continue to lead to disruption, instability and volatility in global markets and industries. Our operations could be negatively impacted by the conflict. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.

The Company has been and continues to be unable to accurately predict the full impact that the COVID-19 Pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, the nature and length of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding possible treatments and rollout of vaccines, along with the effectiveness of our response.

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

NOTE 16 – SUBSEQUENT EVENTS

Sale of Microlab/FXR LLC to RF Industries, Ltd.

On December 16, 2021, the Company and its wholly owned subsidiary Microlab entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with RF Industries, Ltd., a Nevada corporation (the “Buyer”) whereby the Buyer agreed to purchase 100% of the membership interests in Microlab for a purchase price of $24,250,000, subject to certain closing adjustments as forth in the Purchase Agreement. The board of directors of each of the Company and the Buyer has unanimously approved the Purchase Agreement and the transactions contemplated thereby (collectively, the “Transaction”). On February 25, 2022, the shareholders of the Company approved the transaction at a special meeting of shareholders held virtually via live webcast and on March 1, 2022, the Transaction closed.

At closing the Company received approximately $23.9 million, net of certain holdback amounts placed in escrow accounts, of which $4.2 was used to repay our outstanding Term Loan Facility with Muzinich BDC, approximately $700,000 was used to repay our outstanding revolver balance related to the Bank of America Credit Agreement, and $486,000 was used to pay our advisors. The Company will pay approximately $455,000 in certain transaction bonuses resulting in $18.0 million in cash to the balance sheet. The Company terminated the Term Loan Facility with Muzinich BDC and the Revolver with Bank of America N.A. as of the Transaction close date. Additionally, concurrent with the closing, the Company entered into a sublease with RF Industries, Ltd for approximately one-half of the square footage of our corporate headquarters in Parsippany, NJ.

After close of the Transaction the Company is comprised of the RBS and T&M product groups. We believe the Transaction allows us to prepare for the next stage of transformation with a stronger concentration of revenues in specialized 5G software and services for 5G private networks and test and measurement applications for the satellite communications, semiconductor and aerospace and defense industries. Furthermore, with the repayment of the Muzinich term loan and Bank of America Credit Agreement, we have strengthened our balance sheet and increased our liquidity allowing us flexibility to invest in our higher margin product groups.

The Transaction will be treated as a sale of the assets and liabilities of Microlab to RF Industries for U.S. federal and applicable state income tax purposes. The Company has approximately $14.9 million of U.S. federal net operating loss carryforwards and approximately $41.2 million of New Jersey state net operating loss carryforwards as of December 31, 2021. We expect to utilize all of our federal net operating loss carryforwards and approximately 50% of our state net operating loss carryforwards to offset the taxable gain generated from the Microlab divestiture.

The following unaudited pro forma condensed financial results have been derived from the historical consolidated financial statements of the Company, as adjusted to give effect to our sale of Microlab, and are intended to reflect the impact of the Transaction on the Company on a pro forma basis as of and for the periods indicated. The unaudited pro forma financial information reflects the Transaction as if it had been consummated on January 1, 2020 and includes pro forma adjustments for preliminary estimates made by management and are intended for informational purposes only. They are not necessarily indicative of the financial results that would have occurred if the Transaction had taken place on the date indicated, nor are they indicative of the future consolidated results of the Company.

Pro-forma results for the years ended December 31, 2021 and 2020 are presented below (in thousands, except per share amounts):

	Year ended December 31
	2021	2020
(Unaudited)
Net Revenues	$31,489	$24,081
Gross Profit	17,411	13,094
Gross Profit Margin	55%	54%
Net (loss)	(900)	(10,661)
Loss per share - Basic	(0.04)	(0.49)
Loss per share - Diluted	$(0.04)	$(0.49)

Current Assets	$32,074	$34,364
Total Assets	53,939	58,714
Total Liabilites	$9,796	$13,222

Grant of Restricted Share Awards to Named Executive Officers

On January 6, 2022 the Compensation Committee of the Board of Directors approved the grant of restricted common stock awards to named executive officers Tim Whelan, Mike Kandell, Dan Monopoli and Alfred Rodriguez of 125,000, 75,000, 50,000 and 50,000 shares respectively. If an executive’s service with the Company terminates before the restricted awards are fully vested, then the shares that are not then fully vested are forfeited and immediately returned to the Company. The grant date value per share was $2.11.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

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

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is set forth under “Director Nominees and Executive Officers of the Company”, “Code of Business Conduct and Ethics” and “Corporate Governance Guidelines and Committees of the Board of Directors” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required under this item is set forth under “Executive Compensation”, “Compensation for the Named Executive Officers in 2021 and 2020”, “Director Compensation for 2021” and “Certain Relationships and Related Transactions” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about our equity compensation plans is set forth under “Equity Compensation Plan Information” in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The information about security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Committees of the Board of Directors” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this item is set forth under “Fees Paid to Principal Accountants” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2021 and 2020
		Consolidated Statements of Operations and Comprehensive Loss for the Two Years ended December 31, 2021
		Consolidated Statements of Changes in Shareholders’ Equity for the Two Years ended December 31, 2021
		Consolidated Statements of Cash Flows for the Two Years ended December 31, 2021
		Notes to Consolidated Financial Statements

	(2)	All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

	(3)	Exhibits

3.1	Restated Certificate of Incorporation of Wireless Telecom Group, Inc. (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group Inc.’s Annual Report on Form 10-K/A filed on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2016, Commission File No. 011-11916)

10.1*	2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Annex A to the Definitive Proxy Statement of Wireless Telecom Group, Inc., filed with the SEC on April 30, 2012)

10.2*	Form of Restricted Stock Award Agreement under 2012 Incentive Compensation Plan (incorporated herein by reference Exhibit 10.11 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission file No. 1-11916)

10.3*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2013, Commission File No. 1-11916)

10.4*	Amended and Restated 2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Appendix A to Wireless Telecom Group Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2014)

10.6	Fifth Amendment to Lease Agreement, dated May 1, 2015 and retroactively effective as of April 1, 2015, by and between Icon Keystone NJP III Owner Pool 4 NJ, LLC and Boonton Electronics Corporation (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 12, 2015, Commission File No. 001-11916)

10.7*	Executive Employment Agreement, dated June 30, 2016, between Wireless Telecom Group, Inc. and Timothy Whelan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 001-11916)

10.8*	Employment Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Michael Kandell (incorporated herein by reference to Exhibit 10.12 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 20, 2017, Commission File No. 001-11916)

10.9	Settlement Agreement and Site Release, dated December 16, 2016, by and among Wireless Telecom Group, Inc., Boonton Electronics Corp., WTT Acquisition Corp., Century Indemnity Company, as successor to Insurance Company of North America and Federal Insurance Company (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on December 22, 2016, Commission File No. 001-11916)

10.10	Share Purchase Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Wireless Telecommunications, Ltd., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.11	Registration Rights Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.12	Lock Up Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.13	Voting Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.14	Loan and Security Agreement, dated February 16, 2017, Wireless Telecom Group, Inc. Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.15	Amendment No. 1 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated August 3, 2017 (incorporated herein by reference to Exhibit 10.6 to Wireless Telecom Group’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916)

10.16*	Amendment to Executive Employment Agreement by and between Wireless Telecom Group, Inc. and Timothy Whelan dated June 9, 2017 (incorporated herein by reference to Exhibit 10.8 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916)

10.17*	Form of non-employee director Restricted Stock Unit grant agreement (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed August 8, 2018, Commission File No. 001-11916)

10.18*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan for grants after February 11, 2019 (incorporated herein by reference to Exhibit 10.26 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2020, Commission File No. 001-11916)

10.19*	Form of Restricted Stock Award Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan for grants after February 11, 2019 (incorporated herein by reference to Exhibit 10.27 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2020, Commission File No. 001-11916)

10.20	Amendment No. 3 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated February 26, 2019 (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group’s Quarterly Report on Form 10-Q filed on March 5, 2019, Commission File No. 001-11916)

10.21	Amendment No. 4 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronic Corporation, Microlab/FXR and Bank of America, N.A. dated November 8, 2019 (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group’s Quarterly Report on Form 10-Q filed on November 14, 2019, Commission File No. 001-11916)

10.22	Share Purchase Agreement, dated as of November 13, 2019, among Wireless Telecom Group Inc., Holzworth Instrumentation Inc., Jason Breitbarth, Joe Koebel and Leyla Bly, and Jason Breitbarth as the designated representative of Sellers (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on November 18, 2019, Commission File No. 001-11916)

10.23	Form of Lock-up and Voting Agreement (incorporated herein by reference to Exhibit 99.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on November 18, 2019, Commission File No. 001-11916)

10.24	First Amendment to Share Purchase Agreement, dated January 31, 2020, by and among Wireless Telecom Group, Inc. and Holzworth Instrumentation Inc., Jason Breitbarth, Joe Koebel and Leyla Bly (“Sellers”), and Jason Breitbarth as the designated representative of Sellers (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 3, 2020, Commission File No. 001-11916)

10.25	Credit Agreement, dated as of February 7, 2020, among Wireless Telecom Group, Inc., as the Borrower, and Certain Subsidiaries of the Borrower Identified Herein, as the Guarantors, and Muzinich BDC, Inc., as the Lender dated February 7, 2020. Schedules and exhibits omitted pursuant to Regulation S-K, Item 601(a)(5); will be furnished to the Securities and Exchange Commission upon request. (incorporated herein by reference to Exhibit 10.33 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2020, Commission File No. 001-11916)

10.26	Amendment No. 5 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronics Corporation, Microlab/FXR LLC, Holzworth Instrumentation, Inc., CommAgility Limited, and Bank of America, N.A. dated February 7, 2020 (incorporated herein by reference to Exhibit 10.34 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2020, Commission File No. 001-11916)

10.27	Warrant dated February 7, 2020, by Wireless Telecom Group, Inc. in favor of Muzinich BDC, Inc. (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 13, 2020, Commission File No. 001-11916)

10.28	Bank of America Promissory Note in the principal amount of $2,044,935.00(incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 7, 2020, Commission File No. 001-11916)

10.29	Amendment No. 6 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronics Corporation, Microlab/FXR LLC, Holzworth Instrumentation, Inc., CommAgility Limited, and Bank of America, N.A. dated May 4, 2020 (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 7, 2020, Commission File No. 001- 11916)

10.30	First Amendment to Credit Agreement among Wireless Telecom Group, Inc., as the Borrower, and Certain Subsidiaries of the Borrower Identified Herein, as the Guarantors, and Muzinich BDC, Inc., as the Lender dated May 4, 2020 (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 7, 2020, Commission File No. 001-1916)

10.31	Amendment No. 7 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., BoontonElectronics Corporation, Microlab/FXR LLC, Holzworth Instrumentation, Inc., CommAgility Limited, and Bank of America, N.A. dated February 25, 2021 (incorporated herein by reference to Exhibit 10.31 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2021, Commission File No. 001-11916)

10.32	Second Amendment to Credit Agreement among Wireless Telecom Group, Inc., as the Borrower, and CertainSubsidiaries of the Borrower Identified Herein, as the Guarantors, and Muzinich BDC, Inc., as the Lender dated February 25, 2021 (incorporated herein by reference to Exhibit 10.32 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2021, Commission File No. 001-11916)

10.33	Second Amendment to Share Purchase Agreement, dated February 19, 2021, by and among Wireless Telecom Group, Inc. and Holzworth Instrumentation Inc., Jason Breitbarth, Joe Koebel and Leyla Bly (“Sellers”), and Jason Breitbarth as the designated representative of Sellers (incorporated herein by reference to Exhibit 10.33 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2021, Commission File No. 001-11916)

10.34*	Wireless Telecom Group, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2021, Commission File No. 001-11916)

10.35*	Form of Restricted Stock Award Agreement under Wireless Telecom Group, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2021, Commission File No. 001-11916)

10.36*	Form of Stock Option Award Agreement under Wireless Telecom Group, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2021, Commission File No. 001-11916)

10.37*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under Wireless Telecom Group, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2021, Commission File No. 001-11916)

10.38	Third Amendment to Credit Agreement and Limited Waiver by and between Wireless Telecom Group, Inc., the Borrower’s subsidiaries and Muzinich BDC, Inc. dated May 27, 2021 (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2021, Commission File No. 001-11916)

10.39	Business Loan Agreement by and between Lloyds Bank PLC and CommAgility Limited dated May 27, 2021 (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2021, Commission File No. 001-11916)

10.40	Deed of Priority by and between CommAgility Limited, Lloyds Bank PLC, Muzinich BDC, Inc. and Bank of America, N.A. dated June 17, 2021 (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2021, Commission File No. 001-11916)

10.41	Fourth Amendment to the Credit Agreement by and between Wireless Telecom Group, Inc., the Borrower’s subsidiaries and Muzinich BDC, Inc. dated as of September 28, 2021 (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2021, Commission File No. 001-11916)

10.42	Amendment No. 8 to Loan and Security Agreement by and among Wireless Telecom Group, Inc., Boonton Electronics Corp., Microlab/FXR LLC, Holzworth Instrumentation Inc., CommAgility Limited and Bank of America, N.A., dated September 28, 2021 (incorporated herein by reference to Exhibit 10.5 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2021, Commission File No. 001-11916)

10.43*	Amended and Restated Executive Employment Agreement by and between Wireless Telecom Group, Inc. and Timothy Whelan dated January 31, 2022

10.44*	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Michael Kandell

10.45*	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Daniel Monopoli

10.46*	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Alfred Rodriguez

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, LLP)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

100.1	The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 17, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Securities 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*	Denotes a management contract or compensatory plan or arrangement.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 17, 2022	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan L. Bazaar	Chairman of the Board	March 17, 2022
Alan L. Bazaar

/s/ Timothy Whelan	Chief Executive Officer	March 17, 2022
Timothy Whelan

/s/ Michael Kandell	Chief Financial Officer	March 17, 2022
Michael Kandell

/s/ Mitchell Herbets	Director	March 17, 2022
Mitchell Herbets

/s/ Michael Millegan	Director	March 17, 2022
Michael Millegan

/s/ Allan D.L. Weinstein	Director	March 17, 2022
Allan D.L. Weinstein

/s/ Jennifer Fritzsche	Director	March 17, 2022
Jennifer Fritzsche

/s/ Scott Gibson	Director	March 17, 2022
Scott Gibson

