Form 10-Q
period 2022-03-31
WIRELESS TELECOM GROUP INC
filed 2022-05-11
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 1-11916

WIRELESS TELECOM GROUP, INC.

(Exact name of Registrant as specified in its charter)

New Jersey	22-2582295
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

25 Eastmans Road, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

(973) 386-9696

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WTT	NYSE American

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

Number of shares of Common Stock outstanding as of May 2, 2022: 22,972,009

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	March 31 2022	December 31 2021
CURRENT ASSETS
Cash & cash equivalents	$19,072	$4,472
Accounts receivable - net of reserves of $180 and $196, respectively	3,875	2,407
Inventories - net of reserves of $695 and $681, respectively	4,976	5,088
Prepaid expenses and other current assets	2,233	1,689
Current assets of discontinued operations	-	6,869
TOTAL CURRENT ASSETS	30,156	20,525

PROPERTY PLANT AND EQUIPMENT - NET	1,300	1,110

OTHER ASSETS
Goodwill	10,012	10,108
Acquired intangible assets, net	3,418	3,661
Deferred income taxes	2,314	5,580
Right of use assets	1,007	1,146
Other assets	290	284
Non current assets of discontinued operations	-	1,937
TOTAL OTHER ASSETS	17,041	22,716

TOTAL ASSETS	$48,497	$44,351

CURRENT LIABILITIES
Short term debt	$62	$126
Accounts payable	1,470	1,481
Short term leases	599	585
Accrued expenses and other current liabilities	6,259	6,676
Deferred revenue	89	408
Current liabilities of discontinued operations	-	1,965
TOTAL CURRENT LIABILITIES	8,479	11,241

LONG TERM LIABILITIES
Long term debt	267	3,595
Long term leases	462	615
Other long term liabilities	52	52
Deferred tax liability	222	228
TOTAL LONG TERM LIABILITIES	1,003	4,490

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized 36,230,636 and 35,915,636 shares issued, 22,972,009 and 22,666,072 shares outstanding	362	359
Additional paid in capital	51,906	51,555
Retained earnings	10,751	554
Treasury stock at cost, 13,258,627 and 13,249,564 shares	(24,638)	(24,619)
Accumulated other comprehensive income	634	771
TOTAL SHAREHOLDERS’ EQUITY	39,015	28,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,497	$44,351

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31
	2022	2021
Net revenues	$7,596	$8,184

Cost of revenues	3,241	3,330

Gross profit	4,355	4,854

Operating expenses
Research and development	1,159	1,156
Sales and marketing	1,260	1,195
General and administrative	3,392	2,853
Total operating expenses	5,811	5,204

Operating loss	(1,456)	(350)

Loss on extinguishment of debt	(792)	-
Other income/(expense)	101	27
Interest expense	(177)	(297)

Loss before taxes	(2,324)	(620)

Tax benefit	(851)	(145)

Net loss from continuing operations	$(1,473)	$(475)

Net income from discontinued operations, net of taxes	11,670	242
Net income/(loss)	$10,197	$(233)

Other comprehensive income/(loss):
Foreign currency translation adjustments	(137)	75
Comprehensive income/(loss)	$10,060	$(158)

Loss per share from continuing operations:
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)

Income per share from discontinued operations:
Basic	$0.52	$0.01
Diluted	$0.47	$0.01

Income/(loss) per share:
Basic	$0.45	$(0.01)
Diluted	$0.40	$(0.01)

Weighted average shares outstanding:
Basic	22,603	21,742
Diluted	25,070	24,050

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months
	Ended March 31
	2022	2021
CASH FLOWS USED BY OPERATING ACTIVITIES
Net income/(loss)	$10,197	$(233)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	433	530
Loss on extinguishment of term debt	792	-
Gain on sale of Microlab	(16,403)	-
Amortization of debt issuance fees	55	83
Share-based compensation expense	330	114
Deferred rent	(7)	(7)
Deferred income taxes	3,265	-
Provision for doubtful accounts	(16)	3
Inventory reserves	24	61
Changes in assets and liabilities, net of divestiture:
Accounts receivable	(1,411)	(853)
Inventories	(132)	(517)
Prepaid expenses and other assets	(184)	(254)
Accounts payable	304	606
Deferred revenue	(317)	-
Accrued expenses and other liabilities	(505)	235
Net cash used by operating activities	(3,575)	(232)

CASH FLOWS PROVIDED/(USED) BY INVESTING ACTIVITIES
Capital expenditures	(151)	(144)
Deferred purchase price payment	(250)	(200)
Divestiture of Microlab, net	22,753	-
Net cash provided/(used) by investing activities	22,352	(344)

CASH FLOWS USED BY FINANCING ACTIVITIES
Term loan repayments	(4,104)	(449)
Proceeds from exercise of stock options	24	-
Shares withheld for employee taxes	(19)	(17)
Net cash provided/(used) by financing activities	(4,099)	(466)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(78)	12
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	14,600	(1,030)

Cash and Cash Equivalents, at Beginning of Period	4,472	4,910

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$19,072	$3,880

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$122	$213
Cash paid during the period for income taxes	$12	$13

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2021	34,888,904	$349	$50,163	$(946)	$(24,556)	$841	$25,851

Net income/(loss)	-	-	-	(233)	-	-	(233)
Shares withheld for employee taxes	-	-	-	-	(17)	-	(17)
Share-based compensation expense	-	-	114	-	-	-	114
Cumulative translation adjustment	-	-	-	-	-	75	75
Balances at March 31, 2021	34,888,904	$349	$50,277	$(1,179)	$(24,573)	$916	$25,790

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2022	35,915,636	$359	$51,555	$554	$(24,619)	$771	$28,620

Net income/(loss)	-	-	-	10,197	-	-	10,197
Issuance of shares in connection with stock options exercised	15,000	-	24	-	-	-	24
Issuance of restricted stock	300,000	3	(3)	-	-	-	-
Shares withheld for employee taxes	-	-	-	-	(19)	-	(19)
Share-based compensation expense	-	-	330	-	-	-	330
Cumulative translation adjustment	-	-	-	-	-	(137)	(137)
Balances at March 31, 2022	36,230,636	$362	$51,906	$10,751	$(24,638)	$634	$39,015

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

The consolidated financial statements for the 2021 fiscal year included the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name Noise Com, Inc., and its wholly owned subsidiaries including Boonton Electronics Corporation, Microlab/FXR, Wireless Telecommunications Ltd., CommAgility Limited and Holzworth Instrumentation, Inc. Noise Com, Inc., Boonton Electronics Corporation, Microlab/FXR, CommAgility Limited Ltd., and Holzworth Instrumentation, Inc. are hereinafter referred to as “Noisecom”, “Boonton”, “Microlab”, “CommAgility” and “Holzworth”, respectively.

As more fully described in Note 3, on March 1, 2022, the Company completed the sale of Microlab to RF Industries, Ltd. In accordance with applicable accounting guidance, the results of Microlab are presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income/(Loss) and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of Microlab as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2021. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

Our consolidated financial statements from continuing operations include the accounts of Noisecom, Boonton, Holzworth, and CommAgility and have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s latest annual report (Form 10-K).

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate the Company’s fiscal periods ended March 31, 2022 and March 31, 2021, and references to “year-end” indicate the fiscal year ended December 31, 2021.

Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries, which are necessary to fairly present the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2021. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with US GAAP have been reduced for interim periods in accordance with SEC rules.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

The COVID-19 pandemic and the conflict between Russia and Ukraine have negatively impacted regional and global economies, disrupted global supply chains and created significant volatility and disruption of financial markets. Although these disruptions did not impact our estimates and judgements as of the date of this report, it is reasonably possible that our accounting estimates and judgements may change as new events occur and additional information becomes available or is obtained. Furthermore, actual results could differ materially from our estimates as of the date of issuance of this Quarterly Report on Form 10-Q under different assumptions or conditions.

For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

One customer accounted for 11.2% of consolidated revenue for the three months ended March 31, 2022. A different customer accounted for 17.4% of consolidated revenue for the three months ended March 31, 2021.

One customer accounted for 19.3% of consolidated accounts receivable as of March 31, 2022. At December 31, 2021, no one customer accounted for greater than 10% of consolidated accounts receivable.

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

Contingent Consideration

Under the terms of the Holzworth Share Purchase Agreement, the Company was required to pay additional purchase price in the form of an earnout based on Holzworth’s financial results for the years ended December 31, 2020 and 2021.

As of March 31, 2022, the amount due for the Holzworth earnout was $2.9 million and included in accrued expenses and other current liabilities in the Consolidated Balance Sheet.

Segments

The Company evaluates its financial reporting in accordance with ASC 280 Segment Reporting. As of March 1,2022, the Company determined that the chief operating decision maker makes financial decisions and allocates resources based on segment profit information for two segments. See Note 12.

NOTE 2 – Accounting Pronouncements

Recently Adopted Accounting Standards

There have been no changes to our significant accounting policies as described in the 2021 Form 10-K that had a material impact on our consolidated financial statements and related notes.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. This pronouncement is effective for small reporting companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022. The Company plans to adopt the standard effective January 1, 2023. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE 3 – Discontinued Operations

On March 1, 2022, the Company completed the sale of Microlab to RF Industries, Ltd (the “Transaction”). At closing, the Company received approximately $22.8 million in proceeds net of indemnification and purchase price adjustment holdbacks of $150,000 and $100,000, respectively, and direct expenses. The indemnification holdback expires one year from close and the final purchase price adjustment, which is primarily comprised of a working capital adjustment, is to be settled 90 days after close. $4.1 million of the net proceeds were used to repay our outstanding Term Loan Facility (as defined in Note 4) with Muzinich BDC, approximately $600,000 of the net proceeds were used to repay our outstanding revolver balance related to the Bank of America Credit Facility (as defined in Note 4) and approximately $486,000 were used to pay our advisors.

The Company terminated its Term Loan Facility with Muzinich BDC and Credit Facility with Bank of America N.A. as of the Transaction close date (see Note 4 below). Additionally, concurrent with the closing, the Company entered into a sublease with RF Industries, Ltd for approximately one-half of the square footage of our corporate headquarters in Parsippany, NJ (see Note 5 below).

The Transaction will be treated as a sale of the assets and liabilities of Microlab to RF Industries, Ltd. for U.S. federal and applicable state income tax purposes. The Company has approximately $14.9 million of U.S. federal net operating loss carryforwards and approximately $41.2 million of New Jersey state net operating loss carryforwards as of December 31, 2021. We expect to utilize all of our federal net operating loss carryforwards and approximately 50% of our state net operating loss carryforwards to offset the taxable gain generated from the Microlab divestiture.

In accordance with Accounting Standards Codfication (“ASC”) 205-20 Discontinued Operations, the results of Microlab are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of Microlab as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2021. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended
	March 31, 2022	March 31, 2021
Net revenues	$2,477	$3,137
Cost of revenues	1,626	2,046
Gross profit	851	1,091
Operating expenses	693	756
Gain on divestiture, net of expenses	16,403	-
Income from Discontinued Operations before income taxes	16,561	335
Income tax expense	4,891	93
Income from Discontinued Operations, net of income taxes	$11,670	$242

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of December 31, 2021:

Current Assets
Accounts receivable, net	$2,883
Inventories, net	3,986
Total current assets	6,869

Property, plant and equipment, net	421

Goodwill	1,351
Other non current assets	165
Total non current assets	1,937

Total assets	$8,806

Current liabilities
Accounts payable	$783
Accrued expenses and other current liabilities	1,182

Total current liabilities	$1,965

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for all periods presented. Microlab depreciation expense for the three months ended March 31, 2021 and included in the consolidated statement of cash flow was $61,000. Depreciation expense recorded in the three months ended March 31, 2022 for Microlab was not material. There were no material Microlab capital expenditures in the three months ended March 31, 2022 or 2021.

NOTE 4 – Debt

Termination of Muzinich Term Loan Facility and Bank of America N.A. Credit Facility

On March 1, 2022, the Company repaid in full and terminated that certain Credit Agreement dated February 7, 2020, among the Company, its subsidiaries and Muzinich BDC, Inc., as amended on May 4, 2020, February 25, 2021, May 27, 2021 and September 28, 2021 (the “Term Loan Facility”). The Company repaid the outstanding principal balance of $4.1 million and accrued interest thereon. Additionally, on March 1, 2022, the Company terminated that certain Loan and Security Agreement dated as of February 16, 2017 among the Company, its subsidiaries and Bank of America, as amended on June 30, 2017, January 23, 2019, February 27, 2019, November 8, 2019, February 7, 2020, May 1, 2020, February 25, 2021 and September 28, 2021 (the “Credit Facility”), which included an asset based revolving loan (“revolver”) which was subject to a borrowing base calculation. The outstanding balance of the revolver at March 1, 2022 was approximately $600,000. The repayment of the Term Loan Facility and Revolver were funded by the proceeds of the Microlab divestiture.

The Company accounted for the termination of the Term Loan Facility and Credit Facility as an extinguishment of debt in accordance with ASC 470 Debt. The Company recognized a loss on extinguishment of debt of $792,000 which was primarily comprised of unamortized debt issuance costs.

CIBLS Loan

On May 27, 2021, CommAgility entered into the Coronavirus Business Interruption Loan Agreement (“CIBLS Loan”) with Lloyds Bank PLC (“Lloyds”). Under the terms of the CIBLS Loan CommAgility can draw up to a maximum of £250,000 for purposes of supporting daily business cash flow. The CIBLS Loan is repayable in 48 consecutive equal monthly installments beginning in month 13 after the initial loan drawdown (12 month principal repayment holiday). Interest is payable monthly at the official bank rate of the Bank of England plus an interest margin of 2.35% per annum. Interest payments begin in month 13 after the initial loan drawdown. The first twelve months of interest payments are paid by the U.K. government. The CIBLS Loan is secured by the assets of CommAgility.

On July 1, 2021, CommAgility executed a draw down of the maximum amount of £250,000. As of March 31, 2022, $62,000 is included in short term debt and $267,000 is included long term debt on the Consolidated Balance Sheet.

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

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the consolidated balance sheets as of March 31, 2022 and December 31, 2021. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

An initial right-of-use asset of $1.9 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on January 1, 2019. With our acquisition of Holzworth on February 7, 2020, we acquired a right-of-use asset of $789,000. There have been no other right-of-use assets recognized since the date of adoption of the new lease standard. Cash paid for amounts included in the present value of operating lease liabilities was $156,000 and $151,000 during the three months ended March 31, 2022 and 2021, respectively, and was included in operating cash flows.

Operating lease costs for the three months ended March 31, 2022 and March 31, 2021 were $247,000 and $276,000, respectively.

The following table presents information about the amount and timing of cash flows arising from the Company’s leases as of March 31, 2022:

(in thousands)	March 31, 2022
Maturity of Lease Liabilities
Remainder of 2022	$481
2023	276
2024	158
2025	163
2026	69
Total undiscounted operating lease payments	1,147
Less: imputed interest	(86)
Present value of operating lease liabilities	$1,061

Balance sheet classification
Current lease liabilities	$599
Long-term lease liabilities	462
Total operating lease liabilities	$1,061

Other information
Weighted-average remaining term (months) for operating leases	34
Weighted-average discount rate for operating leases	5.88%

On March 1, 2022, the Company entered into a sublease for approximately one-half of the corporate headquarters in Parsippany N.J. with RF Industries, Ltd. The sublease co-terminates with the master lease on March 31, 2023. The Company evaluated the sublease in accordance with ASC 842 Leases and determined that the sublease is an operating lease. Accordingly, sublease income is recognized on the Consolidated Statement of Operations as other income.

NOTE 6 – Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 91% and 97% of the Company’s consolidated revenue for the three months ended March 31, 2022 and 2021, respectively.

Nature of Products and Services

Hardware

The Company generally has one performance obligation in its arrangements involving the sales of digital signal processing hardware, power meters, analyzers, noise/signal generators, phase noise analyzers and other components. When the terms of a contract include the transfer of multiple products, each distinct product is identified as a separate performance obligation. Generally, satisfaction occurs when control of the promised goods is transferred to the customer in exchange for consideration in an amount for which we expect to be entitled. Generally, control is transferred when legal title of the asset moves from the Company to the customer. We sell our products to a customer based on a purchase order, and the shipping terms per each individual order are primarily used to satisfy the single performance obligation. However, in order to determine when control has transferred to the customer, the Company also considers:

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets (unbilled revenue) or contract liabilities (deferred revenue) on the Company’s Consolidated Balance Sheet. The Company records unbilled revenue when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Unbilled revenue was $297,000 and $292,000 as of March 31, 2022 and December 31, 2021, respectively, and recorded in prepaid expenses and other current assets. Deferred revenue was $89,000 and $408,000 as of March 31, 2022 and December 31, 2021, respectively. The decrease in deferred revenue from December 31, 2021 is primarily due to recognition of revenue for certain CommAgility projects involving multiple performance obligations.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands). Revenues from signal generators, components, analyzers and power meters are attributable to the T&M segment in 2022 and 2021. Approximately $494,000 and $440,000 of services revenue are attributable to the T&M segment in 2022 and 2021, respectively.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Total net revenues by revenue type
Signal generators and components	$3,471	$3,329
Signal analyzers and power meters	2,094	1,558
Signal processing hardware	411	1,483
Software licenses	417	990
Services	1,203	824
Total net revenue	$7,596	$8,184

Total net revenues by geographic areas
Americas	$5,192	$5,011
EMEA	979	2,260
APAC	1,425	913
Total net revenue	$7,596	$8,184

NOTE 7 – Income Taxes

The Company records deferred taxes in accordance with ASC 740, Accounting for Income Taxes. ASC 740 requires recognition of deferred tax assets and liabilities for temporary differences between tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically assesses the value of its deferred tax assets and determines the necessity for a valuation allowance.

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

As of March 31, 2022, the Company’s net deferred tax asset of $2.3 million is net of a valuation allowance of approximately $7.1 million which is associated with the Company’s foreign net operating loss carryforward from an inactive foreign entity, state net operating loss carryforward and a state research and development credit. The net deferred tax asset decreased approximately $3.3 million from December 31, 2021 due to the taxable gain to be recognized on the Microlab divestiture. The Company expects to utilize in 2022 all of its federal net operating loss carryforwards and approximately one-half of its New Jersey state net operating loss carryforwards to offset the taxable gain recognized on the Microlab divestiture. The reduction in the net deferred tax asset from December 31, 2021 is due to the reduction in Federal and New Jersey state net operating loss carryforwards.

In accordance with Accounting Standards Update (“ASU”) 2019-12 the Company recorded a tax provision of approximately $4.9 million related to income from discontinued operations and a tax benefit of approximately $851,000 related to loss from continuing operations for the three months ended March 31, 2022 and a tax provision of approximately $93,000 related to income from discontinued operations and a tax benefit of approximately $145,000 related to loss from continuing operations for the three months ended March 31, 2021.

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

	For the Three Months
	Ended March 31,
	2022	2021

Weighted average common shares outstanding	22,603,330	21,741,550
Potentially dilutive equity awards	2,467,056	2,308,144
Weighted average common shares outstanding, assuming dilution	25,070,386	24,049,694

For the three months ended March 31, 2022, the weighted average number of options to purchase common stock not included in potentially dilutive equity awards because the effects are anti-dilutive, or the performance condition was not met was 1,320,000. The number of shares issuable under the terms of the Holzworth earnout, if all paid in shares of common stock, is 1,340,637 and is included in potentially dilutive equity awards in the chart above.

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

NOTE 9 – Inventories

Inventory carrying value is net of inventory reserves of $695,000 at March 31, 2022 and $681,000 at December 31, 2021.

Inventories consist of (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$3,462	$3,213
Work-in-process	384	542
Finished goods	1,130	1,333
Total Inventory	$4,976	$5,088

NOTE 10 – Accrued Expenses and Other Current Liabilities

As of March 31, 2022, and December 31, 2021 accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31 2021
Holzworth earnout (Year 1 and Year 2)	$2,942	$2,942
Payroll and related benefits	911	718
Accrued income taxes	827	-
Accrued bonus	41	590
Goods received not invoiced	352	277
Accrued commissions	314	465
Accrued professional fees	216	524
Sales and use and VAT tax	166	276
Holzworth deferred purchase price	-	250
Warranty reserve	61	61
Other	429	573
Total	$6,259	$6,676

NOTE 11 - Accounting for Stock Based Compensation

The Company’s results for the three months ended March 31, 2022 and 2021 include $330,000 and $114,000, respectively, related to stock based compensation expense. Such amounts have been included in the Consolidated Statement of Operations and Comprehensive Income/(Loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In the second quarter of 2021, the Company’s Board of Directors and shareholders approved the 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), which provides for the grant of equity-based and cash incentives, including restricted stock awards, restricted stock unit awards, performance unit awards, non-qualified stock options, incentive stock options and cash awards, including dividend equivalent rights to employees, officers, directors or other service providers of the Company who are expected to contribute to the Company’s future growth and success. The 2021 Incentive Plan provides for the grant of awards relating to 1.5 million shares of common stock. As of March 31, 2022, there are 442,500 shares available for grant under the 2021 Incentive Plan.

All service-based (time vesting) options granted have ten-year terms from the date of grant and typically vest annually and become fully exercisable after a maximum of five years. However, vesting conditions are determined on a grant by grant basis.

On January 6, 2022 the Compensation Committee of the Board of Directors approved the grant of restricted common stock awards to named executive officers Tim Whelan, Mike Kandell, Dan Monopoli and Alfred Rodriguez of 125,000, 75,000, 50,000 and 50,000 shares respectively which vest in equal annual installments over two years. If an executive’s service with the Company terminates before the restricted awards are fully vested, then the shares that are not then fully vested are forfeited and immediately returned to the Company. The grant date value per share was $2.11.

NOTE 12 – Reportable Segments

In March 2022 the Company reorganized into two segments – Test and Measurement (T&M) and Radio, Baseband and Software (RBS). The T&M segment is comprised of the Boonton, Noisecom and Holzworth brands. T&M is primarily engaged in supplying noise source components and instruments and electronic testing and measurement instruments to customers in the semiconductor, military, aerospace, medical and commercial communications industries.

The RBS segment is comprised of CommAgility and develops the software which enables specialized LTE and 5G deployments, applications and private network solutions including the LTE physical layer and stack software, for mobile network and related applications. RBS engineers work closely with customers to provide hardware and software solutions in specialized applications and use-cases in wireless baseband, private networks, and non-terrestrial (“NTN”) communications. Additionally, CommAgility licenses, implements and customizes 5G and LTE physical layer and stack software for private networks supporting satellite communications, the military and aerospace industries, offering our customers unique implementation capabilities built on 3rd Generation Partnership Project (“3GPP”) standards.

For internal reporting purposes, the Company’s chief operating decision maker makes financial decisions and allocates resources based on segment profit information obtained from the Company’s internal management systems. Segment profitability includes the direct expenses of each segment and certain corporate allocations for rent and insurance. Management does not include in its measures of segment profitability certain corporate expenses such as information technology expenses, finance and accounting expenses, legal and professional fees, public company expenses and other discreet items that are not core to the measurement of segment management’s performance but rather are controlled at the corporate level.

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended			Three months ended
	March 31, 2022			March 31, 2021
	T&M	RBS	Consolidated	T&M	RBS	Consolidated
Net revenues	$6,059	$1,537	$7,596	$5,327	$2,857	$8,184
Cost of revenues	2,551	690	3,241	2,273	1,057	3,330
Gross profit	3,508	847	4,355	3,054	1,800	4,854

Segment Operating Expenses	1,871	1,598	3,469	1,401	1,835	3,236

Segment Profitability	1,637	(751)	886	1,653	(35)	1,618

Corporate Expenses			2,342			1,968

Operating Loss			(1,456)			(350)

Other income/(expense)			(691)			27
Interest expense			(177)			(297)

Income/(Loss) before taxes			(2,324)			(620)

Tax provision/(benefit)			(851)			(145)

Net income/(loss) from continuing operations			(1,473)			(475)

Net income from Discontinued Operations, net of tax			11,670			242
Net income/(loss)			$10,197			$(233)

Depreciation and Amortization	$279	$154	$433	$224	$246	$470

NOTE 13 – COMMITMENTS AND CONTINGENCIES

There have been no material changes in our commitments and contingencies and risks and uncertainties as of March 31, 2022 from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

NOTE 14 - SUBSEQUENT EVENTS

There were no subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements, and the notes thereto, through the date the financial statements were issued.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2021.

Introduction

On March 1, 2022 the Company completed the sale of Microlab to RF Industries, Ltd. and received approximately $23.7 million in cash. Concurrent with the divestiture we repaid our outstanding Term Loan Facility with Muzinich BDC and Credit Facility with Bank of America N.A. and terminated both facilities. The divestiture of Microlab represents a strategic shift for the Company away from lower margin RF Components business to our higher growth higher margin T&M and RBS segments.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Net Revenues (in thousands)

	Three months ended March 31,
	Revenue		% of Revenue		Change
	2022	2021	2022	2021	Amount	Pct.
Test and measurement	$6,059	$5,327	79.8%	65.1%	$732	13.7%
Radio, baseband, software	1,537	2,857	20.2%	34.9%	(1,320)	-46.2%
Total net revenues	$7,596	$8,184	100.0%	100.0%	$(588)	-7.2%

Net consolidated revenues decreased 7.2% due to lower sales of our digital signal processing cards and lower software sales at our RBS segment. The lower software revenue is the result, in part, of more volatile quarter to quarter revenue recognition patterns due to the timing, delivery and complexity of RBS projects. This was only partially offset by higher revenue at our T&M segment due primarily to higher orders for our legacy T&M products.

Gross Profit (in thousands)

	Three months ended March 31,
	Gross Profit		Gross Profit %		Change
	2022	2021	2022	2021	Amount	Pct.
Test and measurement	$3,508	$3,054	57.9%	57.3%	$454	14.9%
Radio, baseband, software	847	1,800	55.1%	63.0%	(953)	-52.9%
Total gross profit	$4,355	$4,854	57.3%	59.3%	$(499)	-10.3%

Consolidated gross profit declined 10% due to lower sales of higher margin software at our RBS segment. This was only partially offset by T&M gross profit which increased due to higher revenues.

Operating Expenses (in thousands)

	Three months ended March 31,
	Operating Expenses		% of Revenue		Change
	2022	2021	2022	2021	Amount	Pct.
Research and development	$1,159	$1,156	15.3%	14.1%	$3	0.3%
Sales and marketing	1,260	1,195	16.6%	14.4%	65	5.4%
General and administrative	3,392	2,853	44.7%	34.9%	539	18.9%
Total operating expenses	$5,811	$5,204	76.5%	63.6%	$607	11.7%

Research and development expenses were flat with the prior year as modest declines in headcount costs at RBS due to allocations to customer projects were offset by higher third party expenses.

Sales and marketing expenses increased 5.4% due to higher headcount and marketing expenses.

General and administrative expenses increased 18.9% due primarily to expenses associated with the divestiture of Microlab of approximately $530,000 and higher stock based compensation expense which increased $215,000 from the prior year due to equity grants to employees which were offset by lower legal, accounting, bonus and other miscellaneous expenses.

Loss on Extinguishment of Debt

The loss on extinguishment of debt represents the write off of unamortized debt costs associated with our Term Loan Facility with Muzinich BDC and Credit Facility with Bank of America N.A. which were repaid in full and terminated on March 1, 2022.

Other Income/(Expense)

Other income increased $74,000 primarily due to sublease income as a result of our sublease arrangement with RF Industries Ltd. as well as higher gains on sales of assets.

Interest Expense

Consolidated interest expense decreased $120,000 due primarily to the termination of our Term Loan Facility and Credit Facility on March 1, 2022.

Taxes

Consolidated tax benefit increased $706,000 from the prior year period due to a higher loss from continuing operations before taxes.

Net loss from continuing operations

Consolidated net loss from continuing operations for the first quarter 2022 increased $998,000 primarily due to lower gross profit driven by lower RBS revenue and margin, higher operating expenses and a loss on extinguishment of debt. This was only partially offset by higher other income, lower interest expense and a higher tax benefit recognized in the quarter.

Net income from discontinued operations, net of tax

Net income from discontinued operations, net of tax in the first quarter of 2022 is comprised of the pre divestiture net income of Microlab of $158,000 and the net gain on sale of Microlab of approximately $16.4 million net of tax provision of approximately $4.9 million.

Net income from discontinued operations, net of tax in the first quarter of 2021 is comprised of the results of Microlab of $335,000 net of tax provision of $93,000.

LIQUIDITY AND CAPITAL RESOURCES

On March 1, 2022 the Company completed the divestiture of Microlab and received net proceeds of $22.8 million, of which, the Company used approximately $4.1 million and $600,000 to repay in full and terminate the Muzinich Term Loan Facility and Bank of America Credit Facility, respectively. As of March 31, 2022 the Company’s only debt obligation is the CIBLS loan in the U.K. which has an outstanding principal balance of $329,000 as of March 31, 2022 and is more fully described in Note 4 of the consolidated financial statements. The Company expects to repay in full the CIBLS loan prior to the expiration of the principal and interest holiday which expires on July 1, 2022

As of March 31, 2022 our consolidated cash balance was approximately $19.1 million. We expect our cash balance and cash generated from operations will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the fact that the Company will no longer benefit from the performance of the Microlab brand which historically accounted for a substantial portion of our consolidated revenue and that we will be entirely dependent on the RBS and T&M segments.

The Microlab divestiture will be treated as a sale of the assets and liabilities for U.S. federal and applicable state income tax purposes. The Company has approximately $14.9 million of U.S. federal net operating loss carryforwards and approximately $41.2 million of New Jersey state net operating loss carryforwards as of December 31, 2021. We expect to utilize in 2022 all of our federal net operating loss carryforwards and approximately 50% of our state net operating loss carryforwards to offset the taxable gain generated from the Microlab divestiture. Accordingly, in the future, the Company could be subject to cash income taxes which is expected to reduce our liquidity. Additionally, CommAgility benefits from a research and development deduction which significantly reduces the cash needed to pay taxes in the UK.

Operating Activities

Cash used by operating activities increased $3.3 million from the prior year period due to the loss from operations in the quarter as well as an increase in working capital of $2.2 million due primarily to an increase in accounts receivable driven by lower accounts receivable balances at December 31, 2021.

Investing Activities

Cash provided by investing activities increased $22.7 million from the prior year period due to the net proceeds received related to the Microlab divestiture of $22.8 million.

Financing Activities

Cash used by financing activities increased $3.6 million due primarily to the full repayment of the Term Loan Facility on March 1, 2022.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, the Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2021 Form 10-K.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our expectations that our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for at least the next twelve months and our expectation to repay our CIBLS loan before the expiration of the principal and interest holiday. Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results, including, among others, the ongoing impact that the conflict in Ukraine and related sanctions have had and may continue to have on our business, supply chain, transportation costs, and our backlog; the impact that the evolving COVID-19 pandemic has had and may continue to have on our supply chain, human capital and the general economy in the future; the potential impact of inflation on our business and the economy in general, our dependency on capital spending on data and communication networks by our customers and end users; our dependency on the deployment of 4G LTE and 5G NR private networks and related services to grow our business; the impact of the loss of any significant customers; the ability of our management to successfully implement our evolving business plan; the impact of competitive products and pricing; our abilities to protect our intellectual property rights and our ability to manage risks related to our information technology and cyber security as well as other risks and uncertainties set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These forward-looking statements speak only as of the date of this release and the Company does not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise, except as required by law.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2021 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No material changes in the quarter.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated By-laws, as amended on April 7, 2020 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2020, Commission File No. 001-11916)

10.1	Membership Interest Purchase Agreement dated as of December 16, 2021 by and among RF Industries Ltd., Wireless Telecom Group, Inc. and Microlab/FXR LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 20, 2021, Commission File No. 001-11916)

10.2	Amended and Restated Executive Employment Agreement by and between Wireless Telecom Group, Inc. and Timothy Whelan dated January 31, 2022 (incorporated by reference to Exhibit 10.43 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.3	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Michael Kandell (incorporated by reference to Exhibit 10.44 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.4	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Daniel Monopoli (incorporated by reference to Exhibit 10.45 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.5	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Alfred Rodriguez (incorporated by reference to Exhibit 10.44 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.6	Sublease Agreement dated as of December 16, 2021, by and between Boonton Electronics Corp. and RF Industries Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31,2021, filed on May 13, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	INLINE XBRL INSTANCE DOCUMENT

101.SCH**	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: May 11, 2022	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated: May 11, 2022	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer

