Form 10-Q
period 2022-06-30
WIRELESS TELECOM GROUP INC
filed 2022-08-09
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to____

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

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of July 29, 2022: 21,440,098

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	June 30 2022	December 31 2021
CURRENT ASSETS
Cash & cash equivalents	$13,338	$4,472
Accounts receivable - net of reserves of $180 and $196, respectively	4,007	2,407
Inventories - net of reserves of $678 and $681, respectively	5,247	5,088
Prepaid expenses and other current assets	2,156	1,689
Current assets of discontinued operations	-	6,869
TOTAL CURRENT ASSETS	24,748	20,525

PROPERTY PLANT AND EQUIPMENT - NET	1,272	1,110

OTHER ASSETS
Goodwill	9,701	10,108
Acquired intangible assets, net	3,243	3,661
Deferred income taxes	2,904	5,580
Right of use assets	867	1,146
Other assets	269	284
Non current assets of discontinued operations	-	1,937
TOTAL OTHER ASSETS	16,984	22,716

TOTAL ASSETS	$43,004	$44,351

CURRENT LIABILITIES
Short term debt	$-	$126
Accounts payable	1,404	1,481
Short term leases	484	585
Accrued expenses and other current liabilities	5,242	6,676
Deferred revenue	132	408
Current liabilities of discontinued operations	-	1,965
TOTAL CURRENT LIABILITIES	7,262	11,241

LONG TERM LIABILITIES
Long term debt	-	3,595
Long term leases	430	615
Other long term liabilities	37	52
Deferred tax liability	205	228
TOTAL LONG TERM LIABILITIES	672	4,490

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized 36,250,636 and 35,915,636 shares issued, 21,290,098 and 22,666,072 shares outstanding	362	359
Additional paid in capital	52,226	51,555
Retained earnings	9,391	554
Treasury stock at cost, 14,960,538 and 13,249,564 shares	(27,163)	(24,619)
Accumulated other comprehensive income	254	771
TOTAL SHAREHOLDERS’ EQUITY	35,070	28,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,004	$44,351

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Net revenues	$6,068	$7,788	$13,664	$15,972

Cost of revenues	2,653	3,410	5,894	6,740

Gross profit	3,415	4,378	7,770	9,232

Operating expenses
Research and development	1,126	1,244	2,285	2,400
Sales and marketing	1,261	1,144	2,520	2,339
General and administrative	2,706	2,787	6,098	5,638
Total operating expenses	5,093	5,175	10,903	10,377

Operating loss	(1,678)	(797)	(3,133)	(1,145)

Gain/(loss) on extinguishment of debt	-	2,045	(792)	2,045
Other income/(expense)	32	(17)	133	10
Interest expense	-	(285)	(177)	(582)

Income/(loss) before taxes	(1,646)	946	(3,969)	328
Tax benefit	(286)	(179)	(1,136)	(323)
Net income/(loss) from continuing operations	$(1,360)	$1,125	$(2,833)	$651

Net income from discontinued operations, net of taxes	-	412	11,670	652
Net income/(loss)	$(1,360)	$1,537	$8,837	$1,303

Other comprehensive income/(loss):
Foreign currency translation adjustments	(380)	12	(517)	87
Comprehensive income/(loss)	$(1,740)	$1,549	$8,320	$1,390

Income/(loss) per share from continuing operations:
Basic	$(0.06)	$0.05	$(0.13)	$0.03
Diluted	$(0.06)	$0.05	$(0.13)	$0.03

Income per share from discontinued operations:
Basic	$0.00	$0.02	$0.53	$0.03
Diluted	$0.00	$0.01	$0.48	$0.02

Income/(loss) per share:
Basic	$(0.06)	$0.07	$0.40	$0.06
Diluted	$(0.06)	$0.06	$0.35	$0.05

Weighted average shares outstanding:
Basic	21,857	21,763	22,151	21,728
Diluted	21,857	24,343	24,200	24,063

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months
	Ended June 30
	2022	2021
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES
Net income	$8,837	$1,303
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	751	1,065
Extinguishment of PPP loan	-	(2,045)
Loss on extinguishment of term debt	792	-
Gain on sale of Microlab	(16,403)	-
Amortization of debt issuance fees	55	150
Share-based compensation expense	650	203
Deferred rent	(15)	(15)
Deferred income taxes	2,677	320
Provision for doubtful accounts	(16)	71
Inventory reserves	28	85
Changes in assets and liabilities, net of divestiture:
Accounts receivable	(1,581)	(1,079)
Inventories	(457)	(645)
Prepaid expenses and other assets	(57)	319
Accounts payable	304	585
Deferred revenue	(257)	-
Accrued expenses and other liabilities	(842)	77
Net cash provided/(used) by operating activities	(5,534)	394

CASH FLOWS PROVIDED/(USED) BY INVESTING ACTIVITIES
Capital expenditures	(326)	(313)
Deferred purchase price payment	(250)	(200)
Divestiture of Microlab, net	22,753	-
Net cash provided/(used) by investing activities	22,177	(513)

CASH FLOWS USED BY FINANCING ACTIVITIES
Term loan repayments	(4,432)	(470)
Acquisition of treasury stock	(2,525)	-
Payment of contingent consideration	(658)	(105)
Proceeds from exercise of stock options	24	-
Shares withheld for employee taxes	(19)	(17)
Net cash used by financing activities	(7,610)	(592)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(167)	14
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	8,866	(697)

Cash and Cash Equivalents, at Beginning of Period	4,472	4,910

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$13,338	$4,213

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$122	$204
Cash paid during the period for income taxes	$597	$110

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2021	34,888,904	$349	$50,163	$(946)	$(24,556)	$841	$25,851

Net income/(loss)	-	-	-	(233)	-	-	(233)
Shares withheld for employee taxes	-	-	-	-	(17)	-	(17)
Share-based compensation expense	-	-	114	-	-	-	114
Cumulative translation adjustment	-	-	-	-	-	75	75
Balances at March 31, 2021	34,888,904	$349	$50,277	$(1,179)	$(24,573)	$916	$25,790

Net income/(loss)	-	-	-	1,537	-	-	1,537
Issuance of restricted stock	223,517	2	(2)	-	-	-	-
Share-based compensation expense	-	-	89	-	-	-	89
Cumulative translation adjustment	-	-	-	-	-	12	12
Balances at June 30, 2021	35,112,421	$351	$50,364	$358	$(24,573)	$928	$27,428

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2022	35,915,636	$359	$51,555	$554	$(24,619)	$771	$28,620

Net income/(loss)	-	-	-	10,197	-	-	10,197
Issuance of shares in connection with stock options exercised	15,000	-	24	-	-	-	24
Issuance of restricted stock	300,000	3	(3)	-	-	-	-
Shares withheld for employee taxes	-	-	-	-	(19)	-	(19)
Share-based compensation expense	-	-	330	-	-	-	330
Cumulative translation adjustment	-	-	-	-	-	(137)	(137)
Balances at March 31, 2022	36,230,636	$362	$51,906	$10,751	$(24,638)	$634	$39,015

Net income/(loss)	-	-	-	(1,360)	-	-	(1,360)
Issuance of restricted stock	20,000	-	-	-	-	-	-
Share Repurchase	-	-	-	-	(2,525)	-	(2,525)
Share-based compensation expense	-	-	320	-	-	-	320
Cumulative translation adjustment	-	-	-	-	-	(380)	(380)
Balances at June 30, 2022	36,250,636	$362	$52,226	$9,391	$(27,163)	$254	$35,070

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

The consolidated financial statements for the twelve months ended December 31, 2021 included the accounts of Wireless Telecom Group, Inc., doing business as, and operating under the trade name Noise Com, Inc., and its wholly owned subsidiaries including Boonton Electronics Corporation, Microlab/FXR, Wireless Telecommunications Ltd., CommAgility Limited and Holzworth Instrumentation, Inc. Noise Com, Inc., Boonton Electronics Corporation, Microlab/FXR, CommAgility Limited Ltd., and Holzworth Instrumentation, Inc. are hereinafter referred to as “Noisecom”, “Boonton”, “Microlab”, “CommAgility” and “Holzworth”, respectively.

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

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “second quarter(s)” or “three months” indicate the Company’s fiscal periods ended June 30, 2022 and June 30, 2021, and references to “year-end” indicate the fiscal year ended December 31, 2021.

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

No one customer accounted for more than 10% of the Company’s consolidated revenue for the three months ended June 30, 2022. One customer accounted for 10.6% of consolidated revenue for the six months ended June 30, 2022. Two customers accounted for more than 10% of the Company’s consolidated revenue for the three months ended June 30, 2021 at 19.2% and 12.8%, respectively. The same two customers also accounted for more than 10% of the Company’s consolidated revenue for the six month period ended June 30, 2021 at 18.2% and 11.3%, respectively.

One customer accounted for 10.9% of consolidated accounts receivable as of June 30, 2022. At December 31, 2021, no one customer accounted for greater than 10% of consolidated accounts receivable.

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

As of June 30, 2022, the amount due for the Holzworth earnout was $2.3 million and included in accrued expenses and other current liabilities in the Consolidated Balance Sheet.

Segments

The Company evaluates its financial reporting in accordance with ASC 280 Segment Reporting. As of March 1,2022, the Company determined that the chief operating decision maker makes financial decisions and allocates resources based on segment operating profit. See Note 12.

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

In accordance with Accounting Standards Codification (“ASC”) 205-20 Discontinued Operations, the results of Microlab are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of Microlab as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2021. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net revenues	$-	$4,235	$2,477	$7,372
Cost of revenues	-	2,478	1,626	4,524
Gross profit	-	1,757	851	2,848
Operating expenses	-	793	693	1,549
Gain on divestiture, net of expenses	-	-	16,403	-
Income from Discontinued Operations before income taxes	-	964	16,561	1,299
Income tax expense	-	552	4,891	647
Income from Discontinued Operations, net of income taxes	$-	$412	$11,670	$652

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

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for all periods presented. Microlab depreciation expense for the six months ended June 30, 2021 and included in the consolidated statement of cash flow was $123,000. Depreciation expense recorded in the three months ended March 31, 2022 for Microlab was not material and there were no capital expenditures for Microlab in the three months ended March 31, 2022. Capital expenditures in the three and six months ended June, 2021 were approximately $50,000.

NOTE 4 – Debt

Termination of Muzinich Term Loan Facility and Bank of America N.A. Credit Facility

On March 1, 2022, the Company repaid in full and terminated that certain Credit Agreement dated February 7, 2020, among the Company, its subsidiaries and Muzinich BDC, Inc., as amended on May 4, 2020, February 25, 2021, May 27, 2021, and September 28, 2021 (the “Term Loan Facility”). The Company repaid the outstanding principal balance of $4.1 million and accrued interest thereon. Additionally, on March 1, 2022, the Company terminated that certain Loan and Security Agreement dated as of February 16, 2017 among the Company, its subsidiaries and Bank of America, as amended on June 30, 2017, January 23, 2019, February 27, 2019, November 8, 2019, February 7, 2020, May 1, 2020, February 25, 2021 and September 28, 2021 (the “Credit Facility”), which included an asset based revolving loan (“revolver”) which was subject to a borrowing base calculation. The outstanding balance of the revolver at March 1, 2022 was approximately $600,000. The repayment of the Term Loan Facility and Revolver were funded by the proceeds of the Microlab divestiture.

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

On July 1, 2021, CommAgility executed a draw down of the maximum amount of £250,000. On May 30, 2022, CommAgility repaid the CIBLS Loan in full.

As of June 30, 2022, the Company has no outstanding debt obligations.

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

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the consolidated balance sheets as of June 30, 2022 and December 31, 2021. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

An initial right-of-use asset of $1.9 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on January 1, 2019. With our acquisition of Holzworth on February 7, 2020, we acquired a right-of-use asset of $789,000. There have been no other right-of-use assets recognized since the date of adoption of the new lease standard. Cash paid for amounts included in the present value of operating lease liabilities was $160,000 and $316,000 for the three and six months ended June 30, 2022, respectively, and was included in operating cash flows. Cash paid for amounts included in the present value of operating lease liabilities for the three and six months ended June 30, 2021, was $155,000 and $307,000, respectively.

Operating lease costs for the three and six months ended June 30, 2022, were $259,000 and $500,000, respectively. Operating lease costs for the three and six months ended June 30, 2021, were $291,000 and $567,000, respectively.

The following table presents information about the amount and timing of cash flows arising from the Company’s leases as of June 30, 2022:

(in thousands)	June 30, 2022
Maturity of Lease Liabilities
Remainder of 2022	$321
2023	276
2024	158
2025	163
2026	69
Total undiscounted operating lease payments	987
Less: imputed interest	(73)
Present value of operating lease liabilities	$914

Balance sheet classification
Current lease liabilities	$484
Long-term lease liabilities	430
Total operating lease liabilities	$914

Other information
Weighted-average remaining term (months) for operating leases	33
Weighted-average discount rate for operating leases	5.88%

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

NOTE 6 – Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 93% and 97% of the Company’s consolidated revenue for the three months ended June 30, 2022 and 2021, respectively. Revenue recognized over time was 7% and 3% of the Company’s consolidated revenue for the three months ended June 30, 2022 and 2021, respectively. Revenue from performance obligations that transferred at a point in time accounted for approximately 92% and 97% of the Company’s consolidated revenue for the six months ended June 30, 2022 and 2021, respectively. Revenue recognized over time was 8% and 3% of the Company’s consolidated revenue for the six months ended June 30, 2022 and 2021, respectively.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets (unbilled revenue) or contract liabilities (deferred revenue) on the Company’s Consolidated Balance Sheet. The Company records unbilled revenue when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Unbilled revenue was $87,000 and $292,000 as of June 30, 2022 and December 31, 2021, respectively, and recorded in prepaid expenses and other current assets. Deferred revenue was $132,000 and $408,000 as of June 30, 2022 and December 31, 2021, respectively. The decrease in deferred revenue from December 31, 2021 is due to recognition of revenue for certain CommAgility projects involving multiple performance obligations.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands).

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Test and Measurement	Radio, Baseband, Software	Consolidated	Test and Measurement	Radio, Baseband, Software	Consolidated
Total net revenues by revenue type
Signal generators and components	$3,574	$-	$3,574	$7,045	$-	$7,045
Signal analyzers and power meters	1,411	-	1,411	3,505	-	3,505
Signal processing hardware	-	149	149	-	560	560
Software licenses	-	-	-	-	417	417
Services	504	430	934	998	1,139	2,137
Total net revenue	$5,489	$579	$6,068	$11,548	$2,116	$13,664

Total net revenues by geographic areas
Americas	$4,005	$379	$4,384	$8,086	$1,490	$9,576
EMEA	868	124	992	1,500	471	1,971
APAC	616	76	692	1,962	155	2,117
Total net revenue	$5,489	$579	$6,068	$11,548	$2,116	$13,664

	Three Months Ended June 20, 2021			Six Months Ended June 30, 2021
	Test and Measurement	Radio, Baseband, Software	Consolidated	Test and Measurement	Radio, Baseband, Software	Consolidated
Total net revenues by revenue type
Signal generators and components	$3,188	$-	$3,188	$6,517	$-	$6,517
Signal analyzers and power meters	1,838	-	1,838	3,396	-	3,396
Signal processing hardware	-	1,530	1,530	-	3,013	3,013
Software licenses	-	341	341	-	1,331	1,331
Services	495	396	891	935	780	1,715
Total net revenue	$5,521	$2,267	$7,788	$10,848	$5,124	$15,972

Total net revenues by geographic areas
Americas	$4,079	$831	$4,910	$7,769	$2,152	$9,921
EMEA	735	-	735	1,498	1,497	2,995
APAC	707	1,436	2,143	1,581	1,475	3,056
Total net revenue	$5,521	$2,267	$7,788	$10,848	$5,124	$15,972

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

As of June 30, 2022, the Company’s net deferred tax asset of $2.9 million is net of a valuation allowance of approximately $2.8 million which is associated with the Company’s state net operating loss carryforward and a state research and development credit. The net deferred tax asset decreased approximately $2.7 million from December 31, 2021 due to the reduction in federal and New Jersey net operating loss carryforwards due to the taxable gain to be recognized on the Microlab divestiture. The Company expects to utilize in 2022 all of its federal net operating loss carryforwards and approximately one-half of its New Jersey state net operating loss carryforwards to offset the taxable gain recognized on the Microlab divestiture.

In accordance with Accounting Standards Update (“ASU”) 2019-12 the Company recorded a tax benefit from continuing operations of $286,000 and $1.1 million for the three and six months ended June 30, 2022, respectively. The Company recorded a tax provision of approximately $4.9 million related to income from discontinued operations for the six months ended June 30, 2022. The Company recorded a tax benefit from continuing operations of $179,000 and $323,000 for the three and six months ended June 30, 2021, respectively. The Company recorded a tax provision of approximately $0.6 million related to income from discontinued operations for the three and six months ended June 30, 2021.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Weighted average common shares outstanding	21,857,116	21,762,578	22,150,918	21,727,801
Potentially dilutive equity awards	1,865,462	2,580,087	2,048,614	2,335,554
Weighted average common shares outstanding, assuming dilution	23,722,578	24,342,665	24,199,531	24,063,355

For the three and six months ended June 30, 2022, the weighted average number of options to purchase common stock not included in potentially dilutive equity awards because the effects are anti-dilutive, or the performance condition was not met was 2,168,571 and 1,374,254, respectively. The number of shares issuable under the terms of the Holzworth earnout, if all paid in shares of common stock, is 1,039,549 and is included in potentially dilutive equity awards in the chart above.

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

NOTE 9 – Inventories

Inventory carrying value is net of inventory reserves of $678,000 at June 30, 2022 and $681,000 at December 31, 2021.

Inventories consist of (in thousands):
	June 30, 2022	December 31, 2021
Raw materials	$3,660	$3,213
Work-in-process	519	542
Finished goods	1,068	1,333
Total Inventory	$5,247	$5,088

NOTE 10 – Accrued Expenses and Other Current Liabilities

As of June 30, 2022, and December 31, 2021 accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31 2021
Holzworth earnout (Year 1 and Year 2)	$2,284	$2,942
Payroll and related benefits	765	718
Accrued income taxes	555	-
Accrued commissions	415	465
Accrued professional fees	395	524
Goods received not invoiced	228	277
Sales and use and VAT tax	120	276
Warranty reserve	76	61
Accrued bonus	-	590
Holzworth deferred purchase price	-	250
Other	404	573
Total	$5,242	$6,676

NOTE 11 - Accounting for Stock Based Compensation

The Company’s results for the three months ended June 30, 2022 and 2021 include $320,000 and $89,000, respectively, related to stock based compensation expense. The Company’s results for the six months ended June 30, 2022 and 2021 include $650,000 and $203,000, respectively related to stock based compensation expenses. Such amounts have been included in the Consolidated Statement of Operations and Comprehensive Income/(Loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In the second quarter of 2021, the Company’s Board of Directors and shareholders approved the 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), which provides for the grant of equity-based and cash incentives, including restricted stock awards, restricted stock unit awards, performance unit awards, non-qualified stock options, incentive stock options and cash awards, including dividend equivalent rights to employees, officers, directors or other service providers of the Company who are expected to contribute to the Company’s future growth and success. The 2021 Incentive Plan provides for the grant of awards relating to 1.5 million shares of common stock. As of June 30, 2022, there are 423,750 shares available for grant under the 2021 Incentive Plan.

All service-based (time vesting) options granted have ten-year terms from the date of grant and typically vest annually and become fully exercisable after a maximum of five years. However, vesting conditions are determined on a grant by grant basis.

On January 6, 2022, the Compensation Committee of the Board of Directors approved the grant of restricted common stock awards to named executive officers Tim Whelan, Mike Kandell, Dan Monopoli and Alfred Rodriguez of 125,000, 75,000, 50,000 and 50,000 shares respectively which vest in equal annual installments over two years. If an executive’s service with the Company terminates before the restricted awards are fully vested, then the shares that are not then fully vested are forfeited and immediately returned to the Company. The grant date value per share was $2.11.

An employee grant of 20,000 shares was issued on June 16, 2022, with a grant date per share value of $1.28. The grant vests in equal installments over two years.

NOTE 12 – Reportable Segments

In March 2022, the Company reorganized into two segments – Test and Measurement (T&M) and Radio, Baseband and Software (RBS). The T&M segment is comprised of the Boonton, Noisecom and Holzworth brands. T&M is primarily engaged in supplying noise source components and instruments and electronic testing and measurement instruments to customers in the semiconductor, military, aerospace, medical and commercial communications industries.

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

For internal reporting purposes, the Company’s chief operating decision maker makes financial decisions and allocates resources based on segment profit information obtained from the Company’s internal management systems. Segment profitability includes the direct expenses of each segment and certain corporate allocations for rent and insurance. Management does not include in its measures of segment profitability of certain corporate expenses such as information technology expenses, finance and accounting expenses, legal and professional fees, public company expenses and other discreet items that are not core to the measurement of segment management’s performance but rather are controlled at the corporate level.

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended			Three months ended			Six months ended			Six months ended
	June 30, 2022			June 30, 2021			June 30, 2022			June 30, 2021
	T&M	RBS	Total	T&M	RBS	Total	T&M	RBS	Total	T&M	RBS	Total
Net revenues	$5,489	$579	$6,068	$5,521	$2,267	$7,788	$11,548	$2,116	$13,664	$10,848	$5,124	$15,972
Cost of revenues	2,319	334	2,653	2,251	1,159	3,410	4,870	1,024	5,894	4,524	2,216	6,740
Gross profit	3,170	245	3,415	3,270	1,108	4,378	6,678	1,092	7,770	6,324	2,908	9,232

Operating expenses	1,987	1,440	3,427	1,808	1,788	3,596	3,857	3,038	6,895	3,480	3,623	7,103

Segment profitability	1,183	(1,195)	(12)	1,462	(680)	782	2,821	(1,946)	875	2,844	(715)	2,129

Corporate expenses			1,666			1,579			4,008			3,274
Operating loss			(1,678)			(797)			(3,133)			(1,145)

Other income/(expense)			32			2,028			(659)			2,055
Interest expense			-			(285)			(177)			(582)

Income/(loss) before taxes			(1,646)			946			(3,969)			328

Tax provision/(benefit)			(286)			(179)			(1,136)			(323)
Net income/(loss) from continuing operations			(1,360)			1,125			(2,833)			651

Net income from discontinued operations, net of tax			-			412			11,670			652
Net income/(loss)			$(1,360)			$1,537			$8,837			$1,303

Depreciation and Amortization	$255	$63	$317	$225	$249	$473	$534	$217	$751	$448	$494	$942

NOTE 13 – COMMITMENTS AND CONTINGENCIES

There have been no material changes in our commitments and contingencies and risks and uncertainties as of June 30, 2022, from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

NOTE 14 – SHARE REPURCHASE PROGRAM

On May 4, 2022, the Board of Directors of the Company authorized up to $4 million for a share repurchase program for the Company’s outstanding stock which expires on December 31, 2022. During the three months ended June 30, 2022, the Company repurchased 1,683,160 shares of common stock for $2.5 million inclusive of commissions. These shares have been recorded as treasury stock on the Consolidated Balance Sheet.

NOTE 15 - SUBSEQUENT EVENTS

In accordance with the Membership Purchase Interest Agreement, the Company and RF Industries, Ltd settled the final purchase price of the transaction which was comprised primarily of a working capital adjustment. On August 1, 2022, the Company received $225,000 from RF Industries, Ltd. which represented the final purchase price adjustment and received $100,000 that was held in escrow pending finalization of the purchase price. These amounts will be recorded as additional gain on divestiture, net of expenses, within discontinued operations in the third quarter.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Net Revenues (in thousands)

	Three months ended June 30,
	Revenue		% of Revenue		Change
	2022	2021	2022	2021	Amount	Pct.
Test and measurement	$5,489	$5,521	90.5%	70.9%	$(32)	-0.6%
Radio, baseband, software	579	2,267	9.5%	29.1%	(1,688)	-74.5%
Total net revenues	$6,068	$7,788	100.0%	100.0%	$(1,720)	-22.1%

Net consolidated revenues decreased 22.1% due primarily to lower sales of our digital signal processing cards and lower software sales at our RBS segment. The lower digital signal processing revenue is due to the reduction in use of our hardware in our formerly largest customer’s product. The lower software revenue is the result, in part, of more volatile quarter to quarter revenue recognition patterns due to the timing, delivery and complexity of RBS projects. T&M revenues were flat with the prior year and were partially impacted by supply chain constraints, Covid lockdowns in China and general economic uncertainties which are delaying capital expenditure decisions by our customers.

Gross Profit (in thousands)

	Three months ended June 30,
	Gross Profit		Gross Profit %		Change
	2022	2021	2022	2021	Amount	Pct.
Test and measurement	$3,170	$3,270	57.8%	59.2%	$(100)	-3.0%
Radio, baseband, software	245	1,108	42.3%	48.9%	(863)	-77.9%
Total gross profit	$3,415	$4,378	56.3%	56.2%	$(963)	-22.0%

Consolidated gross profit declined 22.0% due to lower sales at our RBS segment. The T&M gross profit margin declined from the prior year due to product mix.

Operating Expenses (in thousands)

	Three months ended June 30,
	Operating Expenses		% of Revenue		Change
	2022	2021	2022	2021	Amount	Pct.
Research and development	$1,126	$1,244	18.6%	16.0%	$(118)	-9.5%
Sales and marketing	1,261	1,144	20.8%	14.7%	117	10.2%
General and administrative	2,706	2,787	44.6%	35.8%	(81)	-2.9%
Total operating expenses	$5,093	$5,175	83.9%	66.4%	$(82)	-1.6%

Research and development expenses decreased 9.5% from the prior year due primarily to lower third party research and development expenses.

Sales and marketing expenses increased 10.2% due primarily to higher external commissions expense due to sales mix and increased sales and marketing travel and tradeshow expenses.

General and administrative expenses decreased 2.9% due primarily to lower intangible asset amortization expense as CommAgility intangible assets are fully amortized, lower headcount related expenses, and lower bad debt expense which were partially offset by higher stock compensation expense due to restricted share grants to employees and non-recurring merger, acquisition and divestiture expenses.

Gain/(Loss) on Extinguishment of Debt

The gain on extinguishment of debt in 2021 represents the forgiveness of our PPP Loan.

Other Income/(Expense)

Other income increased $49,000 primarily due to sublease income as a result of our sublease arrangement with RF Industries Ltd.

Interest Expense

Consolidated interest expense decreased $285,000 due to the termination of our Term Loan Facility and Credit Facility on March 1, 2022.

Taxes

Consolidated tax benefit increased $107,000 from the prior year period due to a higher estimated taxable loss from continuing operations before taxes.

Net loss from continuing operations

Consolidated net loss from continuing operations was $1.4 million for the three months ended June 30, 2022 as compared to net income of $1.1 million in the same period in the prior year due primarily to lower consolidated gross profit driven by lower RBS revenues and the gain on PPP loan forgiveness recognized in the prior year.

Net income from discontinued operations, net of tax

Net income from discontinued operations, net of tax in the three months ended June 30, 2021 is comprised of the results of Microlab of $964,000, net of tax provision of $552,000. There was no income from discontinued operations in the second quarter of 2022.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Net Revenues (in thousands)

	Six months ended June 30,
	Revenue		% of Revenue		Change
	2022	2021	2022	2021	Amount	Pct.
Test and measurement	$11,548	$10,848	84.5%	67.9%	$700	6.5%
Radio, baseband, software	2,116	5,124	15.5%	32.1%	(3,008)	-58.7%
Total net revenues	$13,664	$15,972	100.0%	100.0%	$(2,308)	-14.5%

Net consolidated revenues decreased 14.5% due to lower sales of our digital signal processing cards and lower software sales at our RBS segment. The lower digital signal processing revenue is due to the reduction in use of our hardware in our formerly largest customer’s product. The lower software revenue is the result, in part, of more volatile quarter to quarter revenue recognition patterns due to the timing, delivery and complexity of RBS projects. This was partially offset by higher sales of customized noise sources at our T&M segment as compared to the prior year period.

Gross Profit (in thousands)

	Six months ended June 30,
	Gross Profit		Gross Profit %		Change
	2022	2021	2022	2021	Amount	Pct.
Test and measurement	$6,678	$6,324	57.8%	58.3%	$354	5.6%
Radio, baseband, software	1,092	2,908	51.6%	56.8%	(1,816)	-62.4%
Total gross profit	$7,770	$9,232	56.9%	57.8%	$(1,462)	-15.8%

Consolidated gross profit declined 15.8% due to lower sales at our RBS segment. T&M gross profit increased 5.6% on higher volumes. T&M gross profit margin declined marginally due to product mix.

Operating Expenses (in thousands)

	Six months ended June 30,
	Operating Expenses		% of Revenue		Change
	2022	2021	2022	2021	Amount	Pct.
Research and development	$2,285	$2,400	16.7%	15.0%	$(115)	-4.8%
Sales and marketing	2,520	2,339	18.4%	14.6%	181	7.7%
General and administrative	6,098	5,638	44.6%	35.3%	460	8.2%
Total operating expenses	$10,903	$10,377	79.8%	65.0%	$526	5.1%

Research and development decreased 4.8% due primarly to lower third party research and development expenses and lower headcount costs at our RBS segment due to allocations to customer projects.

Sales and marketing expenses increased 7.7% due to higher external commissions due to sales mix and increased sales and marketing travel and tradeshow expenses.

General and administrative expenses increased 8.2% due primarily to higher stock compensation expense due to restricted share awards to employees and higher non-recurring expenses most notably related to the Microlab divestiture in the first quarter only partially offset by lower intangible asset amortization expense as CommAgility intangible assets are fully amortized and lower headcount related expenses.

Gain/(loss) on Extinguishment of Debt

The gain on extinguishment of debt in 2021 represents the forgiveness of the PPP loan. The loss on extinguishment of debt in 2022 is related to the write off of unamortized debt costs associated with our Term Loan Facility with Muzinich BDC and Credit Facility with Bank of America N.A. which were repaid in full and terminated on March 1, 2022.

Other Income/(Expense)

Other income increased $123,000 primarily due to sublease income because of our sublease arrangement with RF Industries Ltd. as well as higher gains on sales of assets.

Interest Expense

Consolidated interest expense decreased $405,000 due primarily to the termination of our Term Loan Facility and Credit Facility on March 1, 2022.

Taxes

Consolidated tax benefit increased $813,000 from the prior year period due to a higher estimated taxable loss from continuing operations before taxes.

Net income/(loss) from continuing operations

Consolidated net loss from continuing operations for the first half of 2022 was $2.8 million as compared to net income of $651,000 for the same period in the prior year. The loss from continuing operations in 2022 is primarily the result of lower gross profit driven by lower RBS revenue and margin, higher operating expenses and a loss on extinguishment of debt. This was only partially offset by higher other income, lower interest expense and a higher tax benefit recognized in the first half of the year.

Net income from discontinued operations, net of tax

Net income from discontinued operations, net of tax in the first half of 2022 is comprised of the pre divestiture net income of Microlab of $158,000 and the net gain on sale of Microlab of approximately $16.4 million net of tax provision of approximately $4.9 million.

Net income from discontinued operations, net of tax in the first half of 2021 is comprised of the results of Microlab of $1.3 million net of tax provision of $647,000.

LIQUIDITY AND CAPITAL RESOURCES

On March 1, 2022, the Company completed the divestiture of Microlab and received net proceeds of $22.8 million, of which, the Company used approximately $4.1 million and $600,000 to repay in full and terminate the Muzinich Term Loan Facility and Bank of America Credit Facility, respectively. As of March 31, 2022, the Company’s only debt obligation was the CIBLS loan in the U.K. which has an outstanding principal balance of $329,000 as of March 31, 2022 and is more fully described in Note 4 of the consolidated financial statements. The Company repaid in full the CIBLS loan on May 30,2022 and as of June 30, 2022 had zero debt obligations.

As of June 30, 2022, our consolidated cash balance was approximately $13.3 million. We expect our cash balance and cash generated from operations will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the fact that the Company will no longer benefit from the performance of the Microlab brand which historically accounted for a substantial portion of our consolidated revenue and that we will be entirely dependent on the RBS and T&M segments.

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

The Company currently is pursuing possible strategic opportunities, including potential divestitures, acquisitions, mergers, or other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

Operating Activities

Cash used by operating activities increased $5.9 million from the prior year period due to the loss from operations in the current year as well as an increase in working capital of $2.9 million. The increase in working capital was due primarily to an increase in accounts receivable driven by lower accounts receivable balances at December 31, 2021 and an increase in inventory stocking levels of hard to procure components.

Investing Activities

Cash provided by investing activities increased $22.7 million from the prior year period due to the net proceeds received related to the Microlab divestiture of $22.8 million.

Financing Activities

Cash used by financing activities increased $7.0 million due primarily to the full repayment of the Term Loan Facility on March 1, 2022 and share repurchases of $2.5 million in the second quarter of 2022.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, the Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2021 Form 10-K.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our expectations that our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for at least the next twelve months. Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results, including, among others, the ongoing impact that the conflict in Ukraine and related sanctions have had and may continue to have on our business, supply chain, transportation costs, and our backlog; the impact that the evolving COVID-19 pandemic has had and may continue to have on our supply chain, human capital and the general economy in the future; the impact of inflation on our business and the economy in general, our dependency on capital spending on data and communication networks by our customers and end users; our dependency on the deployment of 4G LTE and 5G NR private networks and related services which in some cases has been and may continue to be delayed because of the Ukraine crisis, COVID-19 and economic uncertainty in general ; the impact of the loss of any significant customers; the ability of our management to successfully implement our evolving business plan; the impact of competitive products and pricing; our abilities to protect our intellectual property rights and our ability to manage risks related to our information technology and cyber security as well as other risks and uncertainties set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These forward-looking statements speak only as of the date of this release and the Company does not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise, except as required by law.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2021 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No material changes in the quarter.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the 13 week period ended June 30, 2022, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 31, 2022 - April 30, 2022	—	$			$
May 1, 2022 - May 31, 2022	1,683		$1.50	1,683		$1,525
June 1, 2022 - June 30, 2022		$			$
Total	1,683			1,683

(1)	The Board of Directors approved a share repurchase program on May 12, 2022 (the “Program”), authorizing the Company to purchase up to $4 million of its common shares as determined by management at its discretion. Share repurchases may be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. The Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2022. See Note 14 in Part I, Item 1 of this Quarterly Report for additional information related to share repurchases.

(2)	Average price paid per share includes costs associated with the repurchases.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated By-laws, as amended on April 7, 2020 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2020, Commission File No. 001-11916)

10.1	Membership Interest Purchase Agreement dated as of December 16, 2021 by and among RF Industries Ltd., Wireless Telecom Group, Inc. and Microlab/FXR LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 20, 2021, Commission File No. 001-11916)

10.2	Amended and Restated Executive Employment Agreement by and between Wireless Telecom Group, Inc. and Timothy Whelan dated January 31, 2022 (incorporated by reference to Exhibit 10.43 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.3	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Michael Kandell (incorporated by reference to Exhibit 10.44 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.4	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Daniel Monopoli (incorporated by reference to Exhibit 10.45 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.5	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Alfred Rodriguez (incorporated by reference to Exhibit 10.44 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.6	Sublease Agreement dated as of December 16, 2021, by and between Boonton Electronics Corp. and RF Industries Ltd. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q filed with the SEC on May 11, 2022, Commission File No. 001-11916)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30,2021, filed on August 9, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	Inline XBRL INSTANCE DOCUMENT

101.SCH**	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: August 9, 2022	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated: August 9, 2022	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer

