Form 10-Q
period 2022-09-30
WIRELESS TELECOM GROUP INC
filed 2022-11-14
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of November 7, 2022: 21,556,751

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	September 30 2022	December 31 2021
CURRENT ASSETS
Cash & cash equivalents	$10,726	$4,472
Accounts receivable - net of reserves of $183 and $196, respectively	4,329	2,407
Inventories - net of reserves of $686 and $681, respectively	5,685	5,088
Prepaid expenses and other current assets	2,196	1,689
Current assets of discontinued operations	-	6,869
TOTAL CURRENT ASSETS	22,936	20,525

PROPERTY PLANT AND EQUIPMENT - NET	1,162	1,110

OTHER ASSETS
Goodwill	9,405	10,108
Acquired intangible assets, net	3,070	3,661
Deferred income taxes	2,412	5,580
Right of use assets	724	1,146
Other assets	253	284
Non current assets of discontinued operations	-	1,937
TOTAL OTHER ASSETS	15,864	22,716

TOTAL ASSETS	$39,962	$44,351

CURRENT LIABILITIES
Short term debt	$-	$126
Accounts payable	1,527	1,481
Short term leases	369	585
Accrued expenses and other current liabilities	4,307	6,676
Deferred revenue	92	408
Current liabilities of discontinued operations	-	1,965
TOTAL CURRENT LIABILITIES	6,295	11,241

LONG TERM LIABILITIES
Long term debt	-	3,595
Long term leases	397	615
Other long term liabilities	30	52
Deferred tax liability	189	228
TOTAL LONG TERM LIABILITIES	616	4,490

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized 36,535,636 and 35,915,636 shares issued, 21,570,439 and 22,666,072 shares outstanding	366	359
Additional paid in capital	52,635	51,555
Retained earnings	7,210	554
Treasury stock at cost, 14,965,197 and 13,249,564 shares	(27,170)	(24,619)
Accumulated other comprehensive income	10	771
TOTAL SHAREHOLDERS’ EQUITY	33,051	28,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,962	$44,351

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net revenues	$5,330	$7,376	$18,994	$23,348

Cost of revenues	2,672	3,334	8,566	10,074

Gross profit	2,658	4,042	10,428	13,274

Operating expenses
Research and development	1,068	1,210	3,352	3,610
Sales and marketing	1,100	1,201	3,620	3,540
General and administrative	3,071	2,741	9,169	8,379
Loss on change in contingent consideration	-	1,000	-	1,000
Total operating expenses	5,239	6,152	16,141	16,529

Operating loss	(2,581)	(2,110)	(5,713)	(3,255)

Gain/(loss) on extinguishment of debt	-	-	(792)	2,045
Other income/(expense)	(46)	20	87	29
Interest income/(expense)	18	(365)	(159)	(947)

Income/(loss) before taxes	(2,609)	(2,455)	(6,577)	(2,128)
Tax benefit	(341)	(1,255)	(1,540)	(1,390)
Net income/(loss) from continuing operations	$(2,268)	$(1,200)	$(5,037)	$(738)

Net income from discontinued operations, net of taxes	87	1,013	11,695	1,854
Net income/(loss)	$(2,181)	$(187)	$6,658	$1,116

Other comprehensive income/(loss):
Foreign currency translation adjustments	(244)	(152)	(761)	(64)
Comprehensive income/(loss)	$(2,425)	$(339)	$5,897	$1,052

Income/(loss) per share from continuing operations:
Basic	$(0.11)	$(0.05)	$(0.23)	$(0.03)
Diluted	$(0.11)	$(0.05)	$(0.23)	$(0.03)

Income per share from discontinued operations:
Basic	$0.00	$0.05	$0.53	$0.08
Diluted	$0.00	$0.05	$0.53	$0.08

Income/(loss) per share:
Basic	$(0.10)	$0.00	$0.30	$0.05
Diluted	$(0.10)	$(0.00)	$0.30	$0.05

Weighted average shares outstanding:
Basic	21,134	22,234	21,886	21,900
Diluted	21,134	22,234	21,886	21,900

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months
	Ended September 30
	2022	2021
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES
Net income	$6,658	$1,116
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	1,081	1,604
Extinguishment of PPP loan	-	(2,045)
Loss on extinguishment of term debt	792	-
Gain on sale of Microlab	(16,490)	-
Amortization of debt issuance fees	55	217
Share-based compensation expense	950	302
Deferred rent	(22)	(22)
Deferred income taxes	3,169	(387)
Provision for doubtful accounts	(13)	72
Inventory reserves	35	115
Changes in assets and liabilities, net of divestiture:
Accounts receivable	(2,052)	(1,998)
Inventories	(960)	(993)
Prepaid expenses and other assets	(88)	459
`Accounts payable	506	728
Deferred revenue	(285)	(225)
Accrued expenses and other liabilities	(1,034)	1,592
Net cash provided/(used) by operating activities	(7,698)	535

CASH FLOWS PROVIDED/(USED) BY INVESTING ACTIVITIES
Capital expenditures	(582)	(417)
Deferred purchase price payment	(250)	(200)
Divestiture of Microlab, net	22,969	-
Net cash provided/(used) by investing activities	22,137	(617)

CASH FLOWS USED BY FINANCING ACTIVITIES
Revolver borrowings/(repayments), net	-	45
Term loan borrowings	-	345
Term loan repayments	(4,422)	(4,191)
Acquisition of treasury stock	(2,525)	-
Payment of contingent consideration	(1,097)	(460)
Proceeds from exercise of stock options	137	209
Shares withheld for employee taxes	(26)	(44)
ATM share sold	-	565
Net cash used by financing activities	(7,933)	(3,531)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(252)	(14)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6,254	(3,627)

Cash and Cash Equivalents, at Beginning of Period	4,472	4,910

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$10,726	$1,283

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$122	$698
Cash paid during the period for income taxes	$957	$150

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2021	34,888,904	$349	$50,163	$(946)	$(24,556)	$841	$25,851

Net income/(loss)	-	-	-	(233)	-	-	(233)
Shares withheld for employee taxes	-	-	-	-	(17)	-	(17)
Share-based compensation expense	-	-	114	-	-	-	114
Cumulative translation adjustment	-	-	-	-	-	75	75
Balances at March 31, 2021	34,888,904	$349	$50,277	$(1,179)	$(24,573)	$916	$25,790

Net income/(loss)	-	-	-	1,537	-	-	1,537
Issuance of restricted stock	223,517	2	(2)	-	-	-	-
Share-based compensation expense	-	-	89	-	-	-	89
Cumulative translation adjustment	-	-	-	-	-	12	12
Balances at June 30, 2021	35,112,421	$351	$50,364	$358	$(24,573)	$928	$27,428

Net income/(loss)	-	-	-	(187)	-	-	(187)
Issuance of shares in connection with stock options exercised	140,000	1	208	-	-	-	209
Issuance of shares in connection with Holzworth acquisition	33,220	-	73	-	-	-	73
Shares withheld for employee taxes	-	-	-	-	(27)	-	(27)
Share-based compensation expense	-	-	98	-	-	-	98
ATM shares sold	264,701	3	562	-	-	-	565
Cumulative translation adjustment	-	-	-	-	-	(152)	(152)
Balances at September 30, 2021	35,550,342	$355	$51,305	$171	$(24,600)	$776	$28,007

Balances at January 1, 2022	35,915,636	$359	$51,555	$554	$(24,619)	$771	$28,620
Net income/(loss)	-	-	-	10,197	-	-	10,197
Issuance of shares in connection with stock options exercised	15,000	-	24	-	-	-	24
Issuance of restricted stock	300,000	3	(3)	-	-	-	-
Shares withheld for employee taxes	-	-	-	-	(19)	-	(19)
Share-based compensation expense	-	-	330	-	-	-	330
Cumulative translation adjustment	-	-	-	-	-	(137)	(137)
Balances at March 31, 2022	36,230,636	$362	$51,906	$10,751	$(24,638)	$634	$39,015

Net income/(loss)	-	-	-	(1,360)	-	-	(1,360)
Issuance of restricted stock	20,000	-	-	-	-	-	-
Share Repurchase	-	-	-	-	(2,525)	-	(2,525)
Share-based compensation expense	-	-	320	-	-	-	320
Cumulative translation adjustment	-	-	-	-	-	(380)	(380)
Balances at June 30, 2022	36,250,636	$362	$52,226	$9,391	$(27,163)	$254	$35,070

Net income/(loss)	-	-	-	(2,181)	-	-	(2,181)
Issuance of shares in connection with stock options exercised	85,000	2	111	-	-	-	113
Issuance of restricted stock	200,000	2	(2)	-	-	-	-
Shares withheld for employee taxes	-	-	-	-	(7)	-	(7)
Share-based compensation expense	-	-	300	-	-	-	300
Cumulative translation adjustment	-	-	-	-	-	(244)	(244)
Balances at September 30, 2022	36,535,636	$366	$52,635	$7,210	$(27,170)	$10	$33,051

The quarterly amounts above may not add to the full year Consolidated Statement of Operations due to rounding.

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

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “third quarter(s)” or “three months” indicate the Company’s fiscal periods ended September 30, 2022 and September 30, 2021, and references to “year-end” indicate the fiscal year ended December 31, 2021.

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

The COVID-19 pandemic, the conflict between Russia and Ukraine and the impact of global inflation and supply chain disruption have negatively impacted regional and global economies and created significant volatility and disruption of financial markets. Although these disruptions did not impact our estimates and judgements as of the date of this report, it is reasonably possible that our accounting estimates and judgements may change as new events occur and additional information becomes available or is obtained. Furthermore, actual results could differ materially from our estimates as of the date of issuance of this Quarterly Report on Form 10-Q under different assumptions or conditions.

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

One customer accounted for 16.6% of consolidated revenue for the three months ended September 30, 2022. A different customer accounted for 10.5% of consolidated revenue for the nine months ended September 30, 2022. One customer accounted for 10.8% of consolidated revenue for the three months ended September 30, 2021. Two customers accounted for 15.9% and 10.4% of consolidated revenue, respectively, for the nine months ended September 30, 2021.

Two customers accounted for 23.6% and 10.7%, respectively, of consolidated accounts receivable as of September 30, 2022. At December 31, 2021, no one customer accounted for greater than 10% of consolidated accounts receivable.

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

As of September 30, 2022, the amount due for the Holzworth earnout was $1.8 million and is included in accrued expenses and other current liabilities in the Consolidated Balance Sheet.

Segments

The Company evaluates its financial reporting in accordance with ASC 280 Segment Reporting. As of March 1, 2022, the Company determined that the chief operating decision maker makes financial decisions and allocates resources based on segment operating profit. See Note 12.

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

NOTE 3 – Discontinued Operations

On March 1, 2022, the Company completed the sale of Microlab to RF Industries, Ltd (the “Transaction”). At closing, the Company received approximately $22.8 million in proceeds net of indemnification and purchase price adjustment holdbacks of $150,000 and $100,000, respectively, and direct expenses. The indemnification holdback expires one year from close. In July, the Company received $225,000 in final purchase price adjustment primarily related to the working capital adjustment. This amount is recorded as proceeds of the Microlab divestiture in the Consolidated Statements of Cash Flows. Approximately, $4.1 million of the net proceeds were used to repay our outstanding Term Loan Facility (as defined in Note 4) with Muzinich BDC, approximately $600,000 of the net proceeds were used to repay our outstanding revolver balance related to the Bank of America Credit Facility (as defined in Note 4) and approximately $486,000 were used to pay our advisors.

The Company terminated its Term Loan Facility with Muzinich BDC and Credit Facility with Bank of America N.A. as of the Transaction close date (see Note 4 below). Additionally, concurrent with the closing, the Company entered into a sublease with RF Industries, Ltd for approximately one-half of the square footage of our corporate headquarters in Parsippany, NJ (see Note 5 below).

The Transaction was treated as a sale of the assets and liabilities of Microlab to RF Industries, Ltd. for U.S. federal and applicable state income tax purposes. The Company has approximately $14.9 million of U.S. federal net operating loss carryforwards and approximately $41.2 million of New Jersey state net operating loss carryforwards as of December 31, 2021. We expect to utilize all of our federal net operating loss carryforwards and approximately 50% of our state net operating loss carryforwards to offset the taxable gain generated from the Microlab divestiture.

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

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net revenues	$-	$5,447	$2,477	$12,820
Cost of revenues	-	2,950	1,626	7,475
Gross profit	-	2,497	851	5,345
Operating expenses	-	938	693	2,486
Gain on divestiture, net of expenses	87	-	16,490	-
Income from Discontinued Operations before income taxes	87	1,559	16,648	2,859
Income tax expense	-	546	4,953	1,005
Income from Discontinued Operations, net of income taxes	$87	$1,013	$11,695	$1,854

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

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for all periods presented. Microlab depreciation expense for the nine months ended September 30, 2021 and included in the consolidated statement of cash flow was $186,000. Depreciation expense recorded in the three months ended March 31, 2022 for Microlab was not material and there were no capital expenditures for Microlab in the three months ended March 31, 2022. Capital expenditures in the three and nine months ended September, 2021 were approximately $38,000 and $88,000, respectively.

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

As of September 30, 2022, the Company has no outstanding debt obligations.

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

An initial right-of-use asset of $1.9 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on January 1, 2019. With our acquisition of Holzworth on February 7, 2020, we acquired a right-of-use asset of $789,000. There have been no other right-of-use assets recognized since the date of adoption of the new lease standard. Cash paid for amounts included in the present value of operating lease liabilities was $160,000 and $476,000 for the three and nine months ended September 30, 2022, respectively, and was included in operating cash flows. Cash paid for amounts included in the present value of operating lease liabilities for the three and nine months ended September 30, 2021, was $155,000 and $463,000, respectively.

Operating lease costs for the three and nine months ended September 30, 2022, were $299,000 and $787,000, respectively. Operating lease costs for the three and nine months ended September 30, 2021, were $250,000 and $801,000, respectively.

The following table presents information about the amount and timing of cash flows arising from the Company’s leases as of September 30, 2022:

(in thousands)	September 30, 2022
Maturity of Lease Liabilities
Remainder of 2022	$161
2023	276
2024	158
2025	163
2026	69
Total undiscounted operating lease payments	827
Less: imputed interest	(61)
Present value of operating lease liabilities	$766

Balance sheet classification
Current lease liabilities	$369
Long-term lease liabilities	397
Total operating lease liabilities	$766

Other information
Weighted-average remaining term (months) for operating leases	33
Weighted-average discount rate for operating leases	5.88%

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

NOTE 6 – Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred at a point in time accounted for approximately 94% and 96% of the Company’s consolidated revenue for the three months ended September 30, 2022 and 2021, respectively. Revenue recognized over time was 6% and 4% of the Company’s consolidated revenue for the three months ended September 30, 2022 and 2021, respectively. Revenue from performance obligations that transferred at a point in time accounted for approximately 92% and 97% of the Company’s consolidated revenue for the nine months ended September 30, 2022 and 2021, respectively. Revenue recognized over time was 8% and 3% of the Company’s consolidated revenue for the nine months ended September 30, 2022 and 2021, respectively.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets (unbilled revenue) or contract liabilities (deferred revenue) on the Company’s Consolidated Balance Sheet. The Company records unbilled revenue when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Unbilled revenue was $100,000 and $292,000 as of September 30, 2022 and December 31, 2021, respectively, and recorded in prepaid expenses and other current assets. Deferred revenue was $92,000 and $408,000 as of September 30, 2022 and December 31, 2021, respectively. The decrease in deferred revenue from December 31, 2021 is due to recognition of revenue for certain CommAgility projects involving multiple performance obligations.

Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands).

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Test and Measurement	Radio, Baseband, Software	Consolidated	Test and Measurement	Radio, Baseband, Software	Consolidated
Total net revenues by revenue type
Signal generators and components	$2,428	$-	$2,428	$9,475	$-	$9,475
Signal analyzers and power meters	1,232	-	1,232	4,738	-	4,738
Signal processing hardware	-	885	885	-	1,446	1,446
Software licenses	-	66	66	-	481	481
Services	420	299	719	1,415	1,439	2,854
Total net revenue	$4,080	$1,250	$5,330	$15,628	$3,366	$18,994

Total net revenues by geographic areas
Americas	$2,925	$332	$3,257	$11,012	$1,822	$12,834
EMEA	452	899	1,351	1,952	1,370	3,322
APAC	703	19	722	2,664	174	2,838
Total net revenue	$4,080	$1,250	$5,330	$15,628	$3,366	$18,994

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Test and Measurement	Radio, Baseband, Software	Consolidated	Test and Measurement	Radio, Baseband, Software	Consolidated
Total net revenues by revenue type
Signal generators and components	$3,485	$-	$3,485	$10,002	$-	$10,002
Signal analyzers and power meters	1,996	-	1,996	5,392	-	5,392
Signal processing hardware	-	813	813	-	3,826	3,826
Software licenses	-	178	178	-	1,508	1,508
Services	450	454	904	1,385	1,235	2,620
Total net revenue	$5,931	$1,445	$7,376	$16,779	$6,569	$23,348

Total net revenues by geographic areas
Americas	$4,219	$488	$4,707	$11,988	$2,640	$14,628
EMEA	517	808	1,325	2,015	3,741	5,756
APAC	1,195	149	1,344	2,776	188	2,964
Total net revenue	$5,931	$1,445	$7,376	$16,779	$6,569	$23,348

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

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s major tax jurisdictions are New Jersey, Colorado, California and the United Kingdom (“U.K.”). The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

As of September 30, 2022, the Company’s net deferred tax asset of $2.4 million is net of a valuation allowance of approximately $2.8 million which is associated with the Company’s state net operating loss carryforward and a state research and development credit. The net deferred tax asset decreased approximately $3.2 million from December 31, 2021 due to the reduction in federal and New Jersey net operating loss carryforwards due to the taxable gain to be recognized on the Microlab divestiture. The Company expects to utilize in 2022 all of its federal net operating loss carryforwards and approximately one-half of its New Jersey state net operating loss carryforwards to offset the taxable gain recognized on the Microlab divestiture.

In accordance with Accounting Standards Update (“ASU”) 2019-12 the Company recorded a tax benefit from continuing operations of $341,000 and $1.5 million for the three and nine months ended September 30, 2022, respectively. The Company recorded a tax provision of approximately $5.0 million related to income from discontinued operations for the nine months ended September 30, 2022. The Company recorded a tax benefit from continuing operations of $1.3 million and $1.4 million for the three and nine months ended September 30, 2021, respectively. The Company recorded a tax provision of approximately $500,000 and $1.0 million related to income from discontinued operations for the three and nine months ended September 30, 2021.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Weighted average common shares outstanding	21,133,536	22,233,876	21,885,805	21,899,799
Potentially dilutive equity awards	1,583,915	2,449,930	2,020,993	2,319,127
Weighted average common shares outstanding, assuming dilution	22,717,451	24,683,806	23,906,798	24,218,926

For the three and nine months ended September 30, 2022, the weighted average number of options to purchase common stock not included in potentially dilutive equity awards because the effects are anti-dilutive, or the performance condition was not met was 1,965,000 and 1,317,216, respectively. The number of shares issuable under the terms of the Holzworth earnout as of September 30, 2022, if all paid in shares of common stock, is 839,161 and is included in potentially dilutive equity awards in the chart above.

The weighted average number of options to purchase common stock not included in potentially dilutive equity awards because the effects are anti-dilutive, or the performance condition was not met was 1,205,000 for the three and nine month periods ended September 30, 2021. The number of shares issuable under the terms of the Holzworth earnout as of September 30, 2021, if all paid in shares of common stock, is 1,430,889 and is included in potentially dilutive equity awards in the chart above.

NOTE 9 – Inventories

Inventory carrying value is net of inventory reserves of $686,000 at September 30, 2022 and $681,000 at December 31, 2021.

Inventories consist of (in thousands):
	September 30, 2022	December 31, 2021
Raw materials	$3,856	$3,213
Work-in-process	508	542
Finished goods	1,321	1,333
Total Inventory	$5,685	$5,088

NOTE 10 – Accrued Expenses and Other Current Liabilities

As of September 30, 2022, and December 31, 2021 accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31 2021
Holzworth earnout (Year 1 and Year 2)	$1,845	$2,942
Payroll and related benefits	889	718
Accrued commissions	192	465
Accrued professional fees	398	524
Goods received not invoiced	110	277
Sales and use and VAT tax	241	276
Warranty reserve	76	61
Accrued bonus	-	590
Holzworth deferred purchase price	-	250
Other	556	573
Total	$4,307	$6,676

NOTE 11 - Accounting for Stock Based Compensation

The Company’s results for the three months ended September 30, 2022 and 2021 include $300,000 and $99,000, respectively, related to stock based compensation expense. The Company’s results for the nine months ended September 30, 2022 and 2021 include $950,000 and $302,000, respectively related to stock based compensation expenses. Such amounts have been included in the Consolidated Statement of Operations and Comprehensive Income/(Loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In the second quarter of 2021, the Company’s Board of Directors and shareholders approved the 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), which provides for the grant of equity-based and cash incentives, including restricted stock awards, restricted stock unit awards, performance unit awards, non-qualified stock options, incentive stock options and cash awards, including dividend equivalent rights to employees, officers, directors or other service providers of the Company who are expected to contribute to the Company’s future growth and success. The 2021 Incentive Plan provides for the grant of awards relating to 1.5 million shares of common stock. As of September 30, 2022, there are 161,250 shares available for grant under the 2021 Incentive Plan.

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

An employee grant of 50,000 shares was issued on July 5, 2022, with a grant date per share value of $1.26. The grant vests in equal installments over two years.

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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended			Three months ended			Nine months ended			Nine months ended
	September 30, 2022			September 30, 2021			September 30, 2022			September 30, 2021
	T&M	RBS	Total	T&M	RBS	Total	T&M	RBS	Total	T&M	RBS	Total
Net revenues	$4,080	$1,250	$5,330	$5,931	$1,445	$7,376	$15,628	$3,366	$18,994	$16,779	$6,569	$23,348
Cost of revenues	1,948	724	2,672	2,564	770	3,334	6,817	1,749	8,566	7,089	2,985	10,074
Gross profit	2,132	526	2,658	3,367	675	4,042	8,811	1,617	10,428	9,690	3,584	13,274

Operating expenses	1,787	1,418	3,205	1,858	1,684	3,542	5,645	4,456	10,101	5,338	5,307	10,645

Segment profitability	345	(892)	(547)	1,509	(1,009)	500	3,166	(2,839)	327	4,352	(1,723)	2,629

Corporate expenses			2,034			2,610			6,040			5,884
Operating loss			(2,581)			(2,110)			(5,713)			(3,255)

Other income/(expense)			(46)			20			(705)			2,074
Interest expense			18			(365)			(159)			(947)

Income/(loss) before taxes			(2,609)			(2,455)			(6,577)			(2,128)

Tax provision/(benefit)			(341)			(1,255)			(1,540)			(1,390)
Net income/(loss) from continuing operations			(2,268)			(1,200)			(5,037)			(738)

Net income from discontinued operations, net of tax			87			1,013			11,695			1,854
Net income/(loss)			$(2,181)			$(187)			$6,658			$1,116

Depreciation and Amortization	$260	$70	$330	$225	$249	$474	$794	$287	$1,081	$676	$742	$1,418

NOTE 13 – COMMITMENTS AND CONTINGENCIES

There have been no material changes in our commitments and contingencies and risks and uncertainties as of September 30, 2022, from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

NOTE 14 – SHARE REPURCHASE PROGRAM

On May 4, 2022, the Board of Directors of the Company authorized up to $4 million for a share repurchase program for the Company’s outstanding stock which expires on December 31, 2022. During the nine months ended September 30, 2022, the Company repurchased 1,683,160 shares of common stock for $2.5 million inclusive of commissions. These shares have been recorded as treasury stock on the Consolidated Balance Sheet.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Net Revenues (in thousands)

	Three months ended September 30,
	Revenue		% of Revenue		Change
	2022	2021	2022	2021	Amount	Pct.
Test and measurement	$4,080	$5,931	76.5%	80.4%	$(1,851)	-31.2%
Radio, baseband, software	1,250	1,445	23.5%	19.6%	(195)	-13.5%
Total net revenues	$5,330	$7,376	100.0%	100.0%	$(2,046)	-27.7%

Net consolidated revenues decreased 27.7% from the prior year period due primarily to lower sales at our T&M segment. T&M revenues were negatively impacted by general economic and global uncertainties which delayed capital expenditure decisions for our product portfolios by our customers specifically in the miliary and aerospace sectors. Additionally, RBS revenues were down from the prior year period 13.5% due to lower services revenues which are largely impacted by timing of projects.

Gross Profit (in thousands)

	Three months ended September 30,
	Gross Profit		Gross Profit %		Change
	2022	2021	2022	2021	Amount	Pct.
Test and measurement	$2,132	$3,367	52.3%	56.8%	$(1,235)	-36.7%
Radio, baseband, software	526	675	42.1%	46.7%	(149)	-22.1%
Total gross profit	$2,658	$4,042	49.9%	54.8%	$(1,384)	-34.2%

Consolidated gross profit declined 34.2% due primarily to lower sales at our T&M segment. The T&M gross profit margin declined from the prior year due to lower absorption of fixed manufacturing labor and overhead costs and, to a lesser extent, increasing component costs due to supply chain disruption. The impact of increasing component costs was partially offset by price increases to our products.

Operating Expenses (in thousands)

	Three months ended September 30,
	Operating Expenses		% of Revenue		Change
	2022	2021	2022	2021	Amount	Pct.
Research and development	$1,068	$1,210	20.0%	16.4%	$(142)	-11.7%
Sales and marketing	1,100	1,201	20.6%	16.3%	(101)	-8.4%
General and administrative	3,071	2,741	57.6%	37.2%	330	12.0%
Loss on change in contingent consideration	-	1,000	-	13.6%	(1,000)	-100.0
Total operating expenses	$5,239	$6,152	98.3%	83.4%	$(913)	-14.8%

Research and development expenses decreased 11.7% from the prior year due primarily to lower third party research and development expenses, lower headcount expenses due to allocations of RBS headcount to costs of revenues and favorable foreign exchange impact due to the weakening of the GBP against the U.S. dollar.

Sales and marketing expenses decreased 8.4% due primarily to lower external commissions expense on lower revenue, lower marketing expenses and favorable foreign exchange impact due to the weakening of the GBP against the U.S. dollar. This was partially offset by higher headcount related expenses.

General and administrative expenses increased 12.0% due primarily to expenses related to our strategic initiatives process and higher stock compensation expense which were only partially offset by lower intangible asset amortization expense as CommAgility intangible assets were fully amortized and favorable foreign exchange impact due to the weakening of the GBP against the U.S. dollar.

The loss on change in contingent consideration of $1.0 million recorded in the prior year period was related to an upward adjustment of the Holzworth earnout due to better than expected results for fiscal year 2021.

Other Income/(Expense)

Other expense increased $66,000 due primarily to foreign exchange losses on transactions denominated in currencies other than our functional currencies.

Interest Expense/(Income)

Consolidated interest expense decreased $383,000 due to the termination of our Term Loan Facility and Credit Facility on March 1, 2022.

Taxes

Consolidated tax benefit decreased $914,000 from the prior year period due to a higher estimated taxable loss from continuing operations in the prior year as well as a lower effective tax rate in the current year.

Net loss from continuing operations

Consolidated net loss from continuing operations was $2.3 million for the three months ended September 30, 2022 as compared to a net loss of $1.2 million in the same period in the prior year due primarily to lower consolidated gross profit driven by lower T&M revenues and a lower tax benefit only partially offset by lower operating expenses.

Net income from discontinued operations, net of tax

Net income from discontinued operations of $87,000 in the three months ended September 30, 2022 is comprised of the working capital settlement of $225,000 received in the third quarter offset by an adjustment to increase the net assets of Microlab which were disposed in the first quarter of 2022 in the amount of $138,000. The adjustment to Microlab net assets reduced the overall gain recognized on the divestiture. Net income from discontinued operations, net of tax in the three months ended September 30, 2021 is comprised of the results of Microlab of $1.6 million, net of tax provision of $546,000.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Net Revenues (in thousands)

	Nine months ended September 30,
	Revenue		% of Revenue		Change
	2022	2021	2022	2021	Amount	Pct.
Test and measurement	$15,628	$16,779	82.3%	71.9%	$(1,151)	-6.9%
Radio, baseband, software	3,366	6,569	17.7%	28.1%	(3,203)	-48.8%
Total net revenues	$18,994	$23,348	100.0%	100.0%	$(4,354)	-18.6%

Net consolidated revenues decreased 18.6% due primarily to lower sales of our digital signal processing cards and lower software sales at our RBS segment. The lower digital signal processing revenue is due to the reduction in use of our hardware in our formerly largest customer’s product. The lower software revenue is the result, in part, of more volatile quarter to quarter revenue recognition patterns due to the timing, delivery and complexity of RBS projects. T&M revenues decreased 6.9% due to general economic and global uncertainties which delayed customer capital expenditures for our product portfolios specifically in the military and aerospace sectors.

Gross Profit (in thousands)

	Nine months ended September 30,
	Gross Profit		Gross Profit %		Change
	2022	2021	2022	2021	Amount	Pct.
Test and measurement	$8,811	$9,690	56.4%	57.8%	$(879)	-9.1%
Radio, baseband, software	1,617	3,584	48.0%	54.6%	(1,967)	-54.9%
Total gross profit	$10,428	$13,274	54.9%	56.8%	$(2,846)	-21.4%

Consolidated gross profit declined 21.4% due to lower sales at our RBS segment. T&M gross profit margin decreased marginally due to lower absorption of fixed manufacturing labor and overhead costs as well as higher component costs due to supply chain disruption.

Operating Expenses (in thousands)

	Nine months ended September 30,
	Operating Expenses		% of Revenue		Change
	2022	2021	2022	2021	Amount	Pct.
Research and development	$3,352	$3,610	17.6%	15.5%	$(258)	-7.1%
Sales and marketing	3,620	3,540	19.1%	15.2%	80	2.3%
General and administrative	9,169	8,379	48.3%	35.9%	790	9.4%
Loss on contingent consideration	-	1,000	-	4.3%	(1,000)	-100.0%
Total operating expenses	$16,141	$16,529	85.0%	70.8%	$(388)	5.1%

Research and development expenses decreased 7.1% from the prior year period due primarly to lower third party research and development expenses, lower headcount costs at our RBS segment due to allocations to customer projects and favorable foreign exchange impact due to the weakening of the GBP against the U.S. dollar.

Sales and marketing expenses marginally increased from the prior year period as lower internal and external commissions were offset by higher headcount related expenses and favorable foreign exchange impact due to the weakening of the GBP against the U.S. dollar.

General and administrative expenses increased 9.4% from the prior year period due primarily to expenses related to our strategic initiatives process and higher stock compensation expense which were only partially offset by lower intangible asset amortization expense as CommAgility intangible assets were fully amortized and favorable foreign exchange impact due to the weakening of the GBP against the U.S. dollar.

The loss on change in contingent consideration of $1.0 million recorded in the prior year period was related to an upward adjustment of the Holzworth earnout due to better than expected results for fiscal year 2021.

Gain/(loss) on Extinguishment of Debt

The gain on extinguishment of debt in 2021 represents the forgiveness of the PPP loan. The loss on extinguishment of debt in 2022 is related to the write off of unamortized debt costs associated with our Term Loan Facility with Muzinich BDC and Credit Facility with Bank of America N.A. which were repaid in full and terminated on March 1, 2022.

Other Income/(Expense)

Other income increased $58,000 primarily due to sublease income because of our sublease arrangement with RF Industries Ltd. offset by higher foreign exchange losses on transactions denominated in currencies other than our functional currencies.

Interest Expense

Consolidated interest expense decreased $788,000 due primarily to the termination of our Term Loan Facility and Credit Facility on March 1, 2022.

Taxes

Consolidated tax benefit increased $150,000 from the prior year period due to a higher estimated taxable loss from continuing operations before taxes.

Net income/(loss) from continuing operations

Consolidated net loss from continuing operations for the nine months ended September 30, 2022 was $5.0 million as compared to a net loss of $738,000 for the same period in the prior year. The loss from continuing operations in 2022 is primarily the result of lower gross profit driven by lower revenues and a lower gross margin, and a loss on extinguishment of debt. Additionally, the prior year period included a $2.0 million gain on the extinguishment of our PPP loan.

Net income from discontinued operations, net of tax

Net income from discontinued operations, net of tax for the nine months ended September 30, 2022 is comprised of the pre divestiture net income of Microlab of $158,000 and the net gain on sale of Microlab of approximately $16.5 million net of tax provision of approximately $5.0 million.

Net income from discontinued operations, net of tax for the nine months ended September 30, 2021 is comprised of the results of Microlab of $2.9 million net of tax provision of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

On March 1, 2022, the Company completed the divestiture of Microlab and received net proceeds of $22.8 million, of which, the Company used approximately $4.1 million and $600,000 to repay in full and terminate the Muzinich Term Loan Facility and Bank of America Credit Facility, respectively. As of March 31, 2022, the Company’s only debt obligation was the CIBLS loan in the U.K. which has an outstanding principal balance of $329,000 as of March 31, 2022 and is more fully described in Note 4 of the consolidated financial statements. The Company repaid in full the CIBLS loan on May 30,2022 and as of September 30, 2022 had zero debt obligations. In July, the Company received the final purchase price adjustment related to the Microlab transaction of $225,000 representing the final working capital adjustment.

As of September 30, 2022, our consolidated cash balance was approximately $10.7 million. We expect our cash balance and cash generated from operations will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the fact that the Company will no longer benefit from the performance of the Microlab brand which historically accounted for a substantial portion of our consolidated revenue and that we will be entirely dependent on the RBS and T&M segments.

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

Operating Activities

Cash used by operating activities increased $8.2 million from the prior year period due to the loss from operations in the current year as well as an increase in working capital of $3.9 million. The increase in working capital was due primarily to an increase in accounts receivable driven by lower accounts receivable balances at December 31, 2021 and an increase in number of days sales outstanding in the current year. Also contributing to the increase in working capital are higher inventory stocking levels of hard to procure components and lower accrued expenses due to lower bonus accruals and commissions.

Investing Activities

Cash provided by investing activities increased $22.8 million from the prior year period due to the net proceeds received related to the Microlab divestiture of $23.0 million.

Financing Activities

Cash used by financing activities increased $4.4 million due primarily to the full repayment of the Term Loan Facility on March 1, 2022, share repurchases of $2.5 million in the second quarter of 2022 and an increase in contingent consideration payments related to the Holzworth earnout.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, the Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2021 Form 10-K.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our expectations that our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for at least the next twelve months. Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results, including, among others, the ongoing impact that the conflict in Ukraine and related sanctions have had and may continue to have on our business, supply chain, transportation costs, and our backlog; the impact that the evolving COVID-19 pandemic has had and may continue to have on our supply chain, human capital and the general economy in the future; the impact of inflation on our business and the economy in general, our dependency on capital spending on data and communication networks by our customers and end users; our dependency on the deployment of 4G LTE and 5G NR private networks and related services which in some cases has been and may continue to be delayed because of supply chain and labor shortages, inflation, the Ukraine crisis, COVID-19 and economic uncertainty in general, including a potential recession, among other things; the impact of the loss of any significant customers; the ability of our management to successfully implement our evolving business plan including our strategic initiatives process; the impact of competitive products and pricing; our abilities to protect our intellectual property rights and our ability to manage risks related to our information technology and cyber security as well as other risks and uncertainties set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These forward-looking statements speak only as of the date of this release and the Company does not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise, except as required by law.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2021 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No material changes in the quarter.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated By-laws, as amended on April 7, 2020 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2020, Commission File No. 001-11916)

10.1	Membership Interest Purchase Agreement dated as of December 16, 2021 by and among RF Industries Ltd., Wireless Telecom Group, Inc. and Microlab/FXR LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 20, 2021, Commission File No. 001-11916)

10.2	Amended and Restated Executive Employment Agreement by and between Wireless Telecom Group, Inc. and Timothy Whelan dated January 31, 2022 (incorporated by reference to Exhibit 10.43 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.3	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Michael Kandell (incorporated by reference to Exhibit 10.44 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.4	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Daniel Monopoli (incorporated by reference to Exhibit 10.45 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.5	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Alfred Rodriguez (incorporated by reference to Exhibit 10.44 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.6	Sublease Agreement dated as of December 16, 2021, by and between Boonton Electronics Corp. and RF Industries Ltd. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q filed with the SEC on May 11, 2022, Commission File No. 001-11916)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30,2021, filed on August 9, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101. INS**	Inline XBRL INSTANCE DOCUMENT

101. SCH**	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101. CAL**	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101. DEF**	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101. LAB**	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101. PRE**	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: November 14, 2022
	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated: November 14, 2022
	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer

