Form 10-K
period 2022-12-31
WIRELESS TELECOM GROUP INC
filed 2023-03-23
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrants’ Common Stock, $.01 par value, held by non-affiliates and computed by reference to the closing price as reported by NYSE American on June 30, 2022: $23,925,676. As of March 6, 2023, there were 21,371,047 shares of the Company’s common stock ($.01 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), is pursuing strategic alternatives to accelerate the realization of value for our shareholders. On January 1, 2022, the Company was comprised of Wireless Telecom Group, Inc., doing business as, and operating under the trade name NoiseCom, Inc., and its wholly owned subsidiaries including Boonton Electronics Corporation, Microlab/FXR LLC, Wireless Telecommunications Group Ltd., CommAgility Limited and Holzworth Instrumentation, Inc. (NoiseCom, Inc., Boonton Electronics Corporation, Microlab/FXR LLC, CommAgility Limited Ltd., and Holzworth Instrumentation, Inc. are hereinafter referred to as “Noisecom”, “Boonton”, “Microlab”, “CommAgility” and “Holzworth”, respectively). Our product groups were organized as follows: Radio Frequency Components (“RFC”) was comprised of our Microlab brand; Radio, Baseband, Software (“RBS”) was comprised of our CommAgility brand; and Test and Measurement (“T&M”) was comprised of our Boonton, Noisecom and Holzworth brands.

As more fully described under Divestitures below, on March 1, 2022, the Company completed the sale of Microlab to RF Industries, Ltd and on December 30, 2022 completed the sale of CommAgility to E-Space Acquisitions, LLC. Subsequent to the divestitures of Microlab and CommAgility, the Company is comprised of the T&M business, which is made up of our Boonton, Noisecom and Holzworth brands. The T&M business provides radio frequency (“RF”) and microwave test equipment and low phase noise RF synthesizers to equipment manufacturers, aerospace and defense companies, military and government agencies, satellite communication companies, semiconductor companies and other global technology companies.

In accordance with applicable accounting guidance, the results of Microlab and CommAgility are presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income/(Loss) and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of Microlab and CommAgility as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2021. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. Our consolidated financial statements from continuing operations include the accounts of Noisecom, Boonton and Holzworth.

Divestiture of Microlab and CommAgility

On December 16, 2021, the Company and its wholly owned subsidiary Microlab entered into a Membership Interest Purchase Agreement (the “Microlab Purchase Agreement”) with RF Industries, Ltd., a Nevada corporation (the “Buyer” or “RF Industries”) whereby the Buyer agreed to purchase 100% of the membership interests in Microlab for a purchase price of $24,250,000, subject to certain adjustments as set forth in the Microlab Purchase Agreement. The board of directors of each of the Company and the Buyer unanimously approved the Purchase Agreement and the transactions contemplated thereby (collectively, the “Microlab Transaction”). On February 25, 2022, the shareholders of the Company approved the Microlab Transaction at a Special Meeting of Shareholders held virtually via live webcast and on March 1, 2022, the Transaction closed.

At closing the Company received approximately $22.8 million in proceeds net of indemnification and purchase price adjustment holdbacks of $150,000 and $100,000, respectively, and direct expenses of approximately $1.1 million including fees to our advisors. In July 2022, the Company received $225,000 in final purchase price adjustment primarily related to the working capital adjustment and, on March 1, 2023, the Company received the indemnification holdback amount of $150,000. In total, the Company received net proceeds of approximately $23.1 million related to the Microlab Transaction. In 2022, the Company used $4.2 million of the Microlab Transaction proceeds to repay in full our outstanding term loan with Muzinich BDC and approximately $600,000 was used to repay in full our outstanding revolver balance related to the Bank of America credit agreement. The Company terminated both the Muzinich term loan and Bank of America credit facility as of the Microlab Transaction date. Additionally, concurrent with the closing, the Company entered into a sublease with RF Industries, Ltd for approximately one-half of the square footage of our corporate headquarters in Parsippany, NJ.

On December 4, 2022, the Company, and its wholly owned subsidiary, Wireless Telecommunications Group, Ltd, a company organized under the laws of England and Wales (“Holdings”), which owns 100% of the outstanding securities of CommAgility, entered into a Securities Purchase Agreement (the “CommAgility Purchase Agreement”) with E-Space Acquisitions LLC, a Delaware limited liability company (“Buyer” or “E-Space”), and eSpace Inc., a Delaware corporation, as guarantor. The CommAgility Purchase Agreement provided for the purchase by the Buyer of 100% of the issued and outstanding equity interests of Holdings (the “Securities”) from the Company. The board of directors or other governing body of each of the Company and the Buyer unanimously approved the CommAgility Purchase Agreement and the transactions contemplated thereby (collectively, the “CommAgility Transaction”). Under the terms of the CommAgility Purchase Agreement, the purchase price for the Securities was estimated to be approximately $14.5 million, inclusive of $13.8 million in cash consideration and a $750,000 note payable, under which the note was subject to agreed-upon reductions of $650,000.

The CommAgility Transaction closed on December 30, 2022 and the Company received net proceeds of $12.2 million which is comprised of the cash consideration of $13.8 million less direct expenses of approximately $1.6 million. The note payable of $750,000 has been offset by agreed-upon reductions of $650,000 for a net balance due of approximately $100,000 which is due one year from the date of the CommAgility Transaction closing or upon a change in control as defined in the CommAgility Purchase Agreement. The note receivable balance of $100,000 has been further offset by the 2023 UK transaction taxes of approximately $69,000 and the expected net proceeds of the note is approximately $31,000.

The CommAgility Transaction and Microlab Transaction resulted in net proceeds of approximately $35.3 million in 2022. As of December 31, 2022, subsequent to both the CommAgility Transaction and Microlab Transaction the Company had a cash balance of $20.7 million with no debt or earnout liabilities. The Company continues to explore strategic alternatives for the remaining T&M business. We do not expect to comment further or update the market with any additional information on the process unless and until its Board of Directors has approved a specific transaction or otherwise deems disclosure appropriate or necessary. There can be no assurance that the evaluation of strategic alternatives will result in any strategic alternative transaction, or any assurance as to its outcome or timing.

The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in this Annual Report on Form 10-K for the fiscal year ended 2022 exclude the results of Microlab and CommAgility for all periods presented. The results of Microlab and CommAgility have been recorded as discontinued operations in accordance with the applicable accounting guidance. Further, the assets and liabilities of Microlab and CommAgility have been reclassified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2021.

Customers

Our customers include aerospace and defense companies, military and government agencies, satellite communication companies, semiconductor manufacturers, and other global technology companies. For the years ended December 31, 2022 and December 31, 2021, one customer accounted for 15% and 13% of total consolidated revenues, respectively.

Products

Our products include RF power meters, sensors and analyzers, RF synthesizers, noise generators and components and phased noise analyzers. Our services include calibration, repair and maintenance. Our customers use our products in the testing of satellite communication systems, radar systems, semiconductor manufacturing and for quantum computing.

Market

Since the Company’s incorporation in the State of New Jersey in 1985, it has been primarily engaged in supplying noise source components and instruments and electronic testing and measurement instruments. In February 2020, we acquired Holzworth which specializes in supplying RF synthesizers and phase noise analyzers to global aerospace and defense companies, the semiconductor industry and for quantum computing. Approximately 65% and 63% of the Company’s consolidated revenues in fiscal years 2022 and 2021, respectively, were derived from commercial customers. The remaining consolidated revenues (approximately 35% and 37% in 2022 and 2021, respectively) were comprised of revenues from the United States government (particularly the armed forces) and prime defense contractors.

Brands and Products

Boonton

Boonton is a leader in high performance RF and microwave test equipment for radar, avionics, electronic warfare, electromagnetic interference compatibility, and satellite and wireless communications applications due to our product quality and measurement speed and accuracy. Used across the semiconductor, military, aerospace, and commercial communications industries, Boonton products enable a wide range of power measurements and signal analysis for RF product design, production, maintenance and testing.

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

Noisecom

Noisecom is a leader in RF and microwave noise sources for signal jamming, system impairment, reference level comparison and calibration, receiver robustness testing, and jitter injection due to our product quality and product design flexibility. Noisecom designs and produces noise generation instruments, calibrated noise sources, noise modules and diodes. Noisecom products are used to provide wide band interference and test signals for sophisticated commercial communication and defense applications, and as a stable reference standard for advanced systems found in radar applications and satellite communications. Noise source products:

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

Holzworth

Holzworth designs and manufactures specialty phase noise analyzers and RF synthesizers used by aerospace and defense companies, government labs, the semiconductor industry, network equipment providers and for quantum computing sold to global technology companies. Holzworth products are used in, among other things, research and automated test environments and for quantum computing. Holzworth RF synthesizers are optimized for ultra-low phase noise performance, spectral purity and fast switching speeds and their phase noise analyzers are of the same innovative design philosophy, optimized for measurement speed, z540 traceable accuracy and high reliability while measuring to noise floors at the theoretical limit.

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

Competition

We compete against many companies which utilize similar technology, some of which are larger and have substantially greater resources and expertise in financial, technical and marketing areas than us. Some of these companies include Keysight Technologies, Inc., Rohde & Schwarz GmbH & Co. KG and Anritsu Corporation.

The Company believes its competitive strengths include:

●	long-standing relationships with a core group of diverse customers in the satellite, military, aerospace, semiconductor and quantum computing industries

●	agility in providing highly customized and configured solutions to the customer’s technical specifications

●	an embedded base of products and instruments which leads to recurring purchases of our products

●	extensive knowhow and IP related to high frequency noise generation, high performance RF power measurement and low phase noise performance

Backlog

The Company’s consolidated backlog of firm orders to be shipped in the next twelve months was approximately $6.6 million at December 31, 2022, compared to approximately $5.3 million at December 31, 2021. The increase in backlog is due to higher order flow in the second half of fiscal 2022 as compared to the prior year. Management anticipates that the majority of the backlog orders at December 31, 2022 will be filled during the current year. The stated backlog is not necessarily indicative of Company revenues for any future period nor is a backlog any assurance that the Company will realize a profit from the orders.

Inventory, Supplies and Manufacturing

The Company purchases electronic components, diodes, aluminum housings and printed wiring assemblies from domestic suppliers. The Company’s procurement policy requires maintaining adequate levels of raw materials inventory to minimize the Company’s production lead times with third-party suppliers and to improve the Company’s capacity to expedite fulfillment of customer orders. During 2022 and 2021, the Company experienced component shortages and longer lead times from suppliers. Although there was no material impact to our consolidated financial statements in 2022 or 2021 as a result of supply chain disruptions, continued component shortages or extended lead times in the future may have an adverse impact on the Company’s operations. Two suppliers accounting for approximately 33% and 37% of consolidated inventory purchases for the year ended December 31, 2022 and 2021, respectively.

The Company is not party to any long-term contracts regarding the deliveries of its supplies and components. We generally purchase such items pursuant to written purchase orders of both the individual and blanket variety. Blanket purchase orders usually cover the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

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

Intellectual Property

We believe that our intellectual property, including its methodologies, is critical to our success and competitive position. We rely primarily on trade secrets, as well as confidentiality agreements to establish and protect our proprietary rights. All employees are subject to the Company’s policies to ensure that all of the Company’s intellectual property and business information are maintained in confidence. Key employees have signed non-disclosure and non-competition agreements.

Regulation

Environmental

The Company’s operations are subject to various federal, state and local environmental laws, ordinances and regulations that limit discharges into the environment, establish standards for the handling, generation, use, emission, release, discharge, treatment, storage and disposal of, or exposure to, hazardous materials, substances and wastes, and require cleanup of contaminated soil and groundwater.

As a result of the Microlab divestiture, the Company filed a General Information Notice with the New Jersey Department of Environmental Protection (“NJDEP”) for our corporate headquarters in Parsippany, N.J. in accordance with the New Jersey Industrial Site Recovery Act (“ISRA”). Additionally, the Company engaged a Licensed Site Remediation Professional (“LSRP”) to perform a Preliminary Assessment (“PA”) and Site Investigation (“SI”) in accordance with the provisions of ISRA. In accordance with ISRA, in February 2022, the Company posted a $100,000 letter of credit with the NJDEP. The PA identified several areas requiring further environmental investigation which were addressed as part of the SI report.

In December 2022, the Company received the SI report from the LSRP. The SI report identified several areas requiring additional investigation most notably elevated concentrations of hazardous substances in the groundwater that were above state and federal limits. The SI report also stated that the groundwater contamination predates our occupancy at our headquarters. We engaged our LSRP to perform additional testing in the first quarter of 2023 to further refine the Company’s understanding of the contamination. As a result of the testing performed in the first quarter of 2023, it is suspected that the groundwater contamination originated from an offsite source. Further testing is being conducted to validate the findings.

As the Company believes that hazardous substances in soil and groundwater at our Parsippany headquarters predate our occupancy and/or were caused by unrelated third parties, we believe that others, and not the Company, should be responsible for the cost of remediation. However, we cannot guarantee that we will be successful in absolving the Company of the remediation liability. Based on our reasonable position that we did not cause the contamination we do not think our potential liability would be material.

In fiscal 2022 the Company incurred approximately $140,000 in expenses related to testing and assessments associated with ISRA which are recorded as general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2022, the Company has not accrued a liability related to the estimated remediation expenses due to the fact that the Company does not believe it should be ultimately responsible for the remediation.

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

Human Capital

The Company is not subject to collective bargaining agreements and considers its relationship with its employees to be good. Subsequent to the Microlab and CommAgility divestitures, on March 1, 2023, the Company has 68 total full-time employees.

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

Item 1A. Risk Factors

Global Economic and Supply-Chain Risks

Adverse global economic conditions and the related impact on our supply chain and the markets where we do business could adversely affect our results of operations.

The uncertain state of the global economy (including the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others) continues to impact businesses around the world. The conflict between Russia and Ukraine has led to and is expected to continue to lead to disruption, instability and volatility in global markets and industries. Our business has been and may continue to be negatively impacted by such conflict. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. Deteriorating economic conditions or financial uncertainty in any of the markets in which we sell our products could reduce business confidence and adversely impact spending patterns, and thereby could adversely affect our sales and results of operations. In challenging and uncertain economic environments such as the current one, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, financial condition and results of operations, or on the price of our common stock.

Our operations are dependent on the ability of suppliers to deliver quality components, devices and printed wiring assemblies in time to meet critical manufacturing and distribution schedules. If we experience any constrained supply of component parts due to global economic uncertainties, such constraints, if persistent, could adversely affect operating results until alternate sourcing can be developed. There could be an increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results.

Rising inflation may negatively impact our profit margins

Recent inflationary pressures have increased the cost of energy and raw materials and may adversely affect our results of operations. If inflation continues to rise and further impact the cost of energy and raw materials, we may not be able to offset cost increases to our products through price adjustments without negatively impacting consumer demand, which could adversely affect our sales and results of operations.

Strategic Risks

Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, due to the uncertainties and volatile economic environment created by increased geopolitical tensions, including the war between Russia and Ukraine, the impact of inflation, the potential for future recession, and continued supply chain challenges, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Any decline in our customers’ markets would likely result in a reduction in demand for our products and services. If our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. In such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.

The cyclicality of our end-user markets could harm our financial results.

Many of the end markets we serve have historically been cyclical and have experienced periodic downturns. The factors leading to and the severity and length of a downturn are very difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. If we fail to anticipate changes in the end markets we serve, our business, results of operations and financial condition could be materially adversely affected.

Our industry is highly competitive and if we are not able to successfully compete, we could lose market share and our revenues could decline.

We operate in industries characterized by aggressive competition, rapid technological change and evolving technology standards. Current and prospective customers for our products evaluate our capabilities against the merits of our direct competitors. We compete primarily on the basis of technology and performance.

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

On February 7, 2020, we acquired Holzworth Instrumentation, Inc., a company based in Boulder, Colorado. Additionally, in the future we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. The Holzworth acquisition and future acquisitions and investments involve numerous risks, including, but not limited to:

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

Operational Risks

Failure to renegotiate the terms of our current lease for our corporate headquarters or find another location suitable for our operations could adversely impact our results of operations.

Our lease for our corporate headquarters and N.J operations in Parsippany expires on March 31, 2023. We are in negotiations with the landlord for an extension and are also exploring other locations to lease. Should we not come to terms with the landlord on an extension by the lease termination date we could incur charges above fair value for rent for industrial and office property which could have an adverse impact our results of operations.

The loss of key personnel could adversely affect our ability to remain competitive; our development of new and upgraded products could be adversely impacted by our inability to hire or retain personnel with appropriate technical abilities.

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. However, other than the employment agreements we entered into with our named executive officers, Timothy Whelan, Mike Kandell, and Dan Monopoli, we currently do not have any other employment agreements with our management team. We cannot provide assurance that any key members of our management team will remain employed by us.

We believe our pay levels are competitive within the regions in which we operate. However, global labor shortages, inflationary pressure on wages, and increased global attrition have intensified competition for talent in most fields in which we operate, and it may become more difficult to retain key employees. If we fail to retain key personnel and are unable to hire highly qualified replacements, we may not be able to meet key objectives, such as launching effective product innovations and meeting financial goals, and maintain or expand our business.

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

The successful development of new products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons. There is no assurance that any of our future research and development projects will be successful or completed within the anticipated timeframe or budget or that we will receive the necessary approvals from relevant authorities, customers, or prospective customers, for the production of these newly developed products, or that these newly developed products will achieve commercial success. Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

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

Our stock price is volatile and the trading volume in our common stock is less than that of other larger companies in the test and measurement industry.

The market price of our common stock has experienced significant volatility and may continue to be subject to rapid swings in the future. From January 1, 2015 to February 17, 2023, the trading prices of our stock have ranged from $0.71 to $4.07 per share. There are several factors which could affect the price of our common stock unrelated to our financial performance, including announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market or for our products, and the entrance of additional competitors into our markets.

Although our common stock is listed for trading on the NYSE American, the trading volume in our common stock is less than that of other, larger companies in the test and measurement industry. Traditionally, the trading volume of our common stock has been limited. For example, for the 90 trading days ending on February 17, 2023, the average daily trading volume was approximately 22,000 shares per day and ranged from between 900 shares per day and approximately 109,000 shares per day. Furthermore, we only have 21,438,571 shares of common stock outstanding as of the date of this report. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. Because of our limited trading volume, holders of our common stock may not be able to sell quickly any significant number of shares, and any attempted sales of a large number of our shares will likely have a material adverse impact on the price of our common stock.

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

In connection with the Microlab divestiture the Company engaged an LSRP to perform a preliminary environmental assessment and site investigation in accordance with ISRA. The site investigation detected hazardous substances in the groundwater at our headquarter in Parsippany NJ. The Company believes the contamination predates our occupancy and, accordingly, remediation should not be the responsibility of the Company. However, we cannot guarantee that we will be successful in absolving the Company of the remediation liability. Based on our reasonable position that we did not cause the contamination we do not think our potential liability would be material.

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

We believe that our intellectual property, including its methodologies, is critical to our success and competitive position. We rely primarily on trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. If we are unable to protect our intellectual property against unauthorized use by third parties, our reputation among existing and potential customers could be damaged and our competitive position adversely affected.

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

Although we manufacture our products in New Jersey and Colorado, we ship our products globally. Environmental and other disasters could cause disruption to our supply chain or impede our ability to ship product to certain regions of the world. There can be no assurance that environmental and/or other such natural disasters will not have an adverse impact on our business in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease our corporate headquarters located in Hanover Township, Parsippany, New Jersey which also serves as a manufacturing plant for our Noisecom and Boonton brands. We also lease office and manufacturing space in Boulder, Colorado for our Holzworth brand. The table below shows a summary of the square footage of these locations as of December 31, 2022:

Leased
Parsippany NJ (corporate headquarters)	45,700
Boulder, CO	6,647

The Company believes its properties are suitable and adequate for its current purposes. The Parsippany NJ lease expires on March 31, 2023. We are currently in negotiations with our landlord for a possible extension and are exploring other possible lease locations.

Effective with the Microlab divestiture on March 1, 2022, the Company entered into a sublease with RF Industries, Ltd for approximately one-half of the square footage of our corporate headquarters in Parsippany, NJ. The sublease expires on March 30, 2023. The Company and RF Industries are discussing a possible extension of the sublease.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the NYSE American under the name Wireless Telecom Group, Inc. (Symbol: WTT). On March 6, 2023, the Company had 352 stockholders of record. These stockholders of record do not include beneficial owners whose shares are held in “nominee” or “street name”.

Recent Sales of Unregistered Securities

None in the fourth quarter of fiscal year 2022.

Issuer Purchases of Equity Securities

In the fourth quarter of fiscal year 2022 the Company repurchased 38,868 shares of common stock from employees to cover income tax withholding obligations for vested restricted common shares.

Equity Compensation Plan Information

Set forth below is certain aggregated information with respect to the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	2,551,167	$1.65	378,125

Equity compensation plans not approved by security holders	-	-	-

Total	2,551,167	$1.65	378,125

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

On March 1, 2022, we sold Microlab to RF Industries, Ltd and on December 30, 2022 we sold CommAgility to E-Space Acquisitions, LLC. Subsequent to the divestitures of Microlab and CommAgility the Company is comprised of the T&M business which is made up of our Boonton, Noisecom and Holzworth brands. The T&M business provides RF and microwave test equipment and low phase noise RF synthesizers to equipment manufacturers, aerospace and defense companies, military and government agencies, satellite communication companies, semiconductor companies and other global technology companies.

The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in this Annual Report on Form 10-K for the fiscal year ended 2022 exclude the results of Microlab and CommAgility for all periods presented. The results of Microlab and CommAgility have been recorded as discontinued operations in accordance with the applicable accounting guidance. Further, the assets and liabilities of Microlab and CommAgility have been reclassified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2021.

Key 2022 Developments and Financial Results

In 2022, the Company disclosed that we were pursuing strategic alternatives in order to maximize value for our shareholders. During the year we completed two divestitures for total proceeds of approximately $35.3 million and repaid all outstanding debt and earnout obligations. As of December 31, 2022, we have approximately $20.7 million in cash. The remaining T&M business generated 57.4% gross margins in fiscal 2022 and ended the year with a backlog of $6.6 million, which was an increase of $1.1 million from the prior year. T&M revenue declined 1.4% from the prior year due primarily to general economic and global uncertainties which delayed capital expenditure decisions by our customers for our products. T&M second half bookings in 2022 increased from the first half of the year signaling a recovery in spend by our customers resulting in the higher backlog.

The Company continues to explore strategic alternatives for the remaining T&M business. We do not expect to comment further or update the market with any additional information on the process unless and until its Board of Directors has approved a specific transaction or otherwise deems disclosure appropriate or necessary. There can be no assurance that the evaluation of strategic alternatives will result in any strategic alternative transaction, or any assurance as to its outcome or timing.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2022 and 2021; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.

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

Discontinued Operations

In accordance with Accounting Standards Codification (“ASC”) 205-20 Discontinued Operations, the results of Microlab and CommAgility are presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income/(Loss) and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of Microlab and CommAgility as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2021. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

The Company evaluated the Microlab and CommAgility divestitures in accordance with ASC 205-20 and determined that both transactions represented a strategic shift, as defined, in the operations of the Company. Microlab and CommAgility were major discrete lines of business focused on RF passive conditioning and LTE software development, respectively. The remaining T&M business is focused on RF test equipment and phase noise analysis.

In accordance with ASC 205-20 no expenses that are expected to continue in the ongoing entity after divestiture are reported within continuing operations.

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

Sales of our T&M products generally consist of one performance obligation which is satisfied upon shipment to the customer. When contract terms require transfer of control upon delivery at a customer’s location, revenue is recognized on the date of delivery.

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

The Company has one reporting unit with goodwill which is Holzworth. The Company’s qualitative assessment of Holzworth goodwill in the fourth quarter of 2022 indicated no impairment.

Intangible and Long-lived Assets

Intangible assets include acquired technology, customer relationships and tradenames. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from ten to fourteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition.

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

The Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of December 31, 2022 and 2021, the Company has identified its federal tax return, the state tax returns in New Jersey, California and Colorado as “major” tax jurisdictions, as defined in ASC 740, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition or disclosure in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in the Company’s Notes to the consolidated financial statements, no significant reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2022 and 2021, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months.

Stock-based compensation

The Company follows the provisions of ASC 718, Compensation - Stock Compensation which requires that compensation expense be recognized based on the fair value of equity awards on the date of grant. The fair value of restricted share awards and restricted stock unit awards is determined using the market value of our common stock on the date of the grant. The fair value of stock options at the date of grant is estimated using the Black-Scholes option pricing model. When stock options are granted, the Company takes into consideration guidance under ASC 718 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when determining assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using daily price observations over an observation period that approximates the expected life of the options. The risk-free rate is based on the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. The Company accounts for forfeitures for all equity awards when they occur.

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

Comparison of the results of operations for the year ended December 31, 2022 with the year ended December 31, 2021

Consolidated net revenue decreased from $22.7 million in fiscal year 2021 to $22.4 million in fiscal year 2022 or 1.4% due primarily to general negative economic and global uncertainties which caused delays in capital expenditure decisions by our customers resulting in lower sales of our products.

Consolidated gross profit decreased 1% from the prior year period due to lower revenues. Consolidated gross profit margin of 57% was consistent with the prior year.

Operating Expenses (in thousands)

	Twelve months ended December 31
	Operating Expenses		% of Revenue		Change
	2022	2021	2022	2021	Amount	Pct.
Research and development	$1,791	$1,718	8.0%	7.6%	$73	4.2%
Sales and marketing	4,046	4,003	18.1%	17.7%	43	1.1%
General and administrative	9,638	9,076	43.0%	40.0%	562	6.2%
Loss on change in fair value of contingent consideration	-	386	0.0%	1.7%	(386)	-100.0%
Total operating expenses	$15,475	$15,183	69.2%	67.0%	292	1.9%

Consolidated research and development expenses increased nominally from the prior year period due primarily to an increase in headcount expenses of approximately $100,000 and an increase in depreciation expense of approximately $20,000 only partially offset by a decrease in third-party research and development expenses of approximately $50,000.

Sales and marketing expenses were flat with the prior year period. External commissions expense increased approximately $190,000 from the prior year due a larger mix of commissionable sales. Higher external commissions expense was offset by a decrease in headcount related expenses due to lower sales headcount of approximately $113,000 and a decrease in third-party marketing spend of approximately $40,000.

General and administrative expenses increased $562,000 from the prior year due primarily to an increase in non-cash stock compensation expense of $700,000 due to restricted share awards to employees in fiscal year 2022 and an increase in non-recurring expenses of $200,000 associated with our strategic alternatives process. These increases were offset by various administrative expense reductions of approximately $300,000 in the following areas: third party legal and accounting expenses, investor relations, market research and consulting expenses and banking fees.

The loss on change in contingent consideration in 2021 relates to an adjustment to the Holzworth earnout liability. The Holzworth earnout liability was fully paid as of December 31, 2022.

(Loss)/Gain on Extinguishment of Debt

In 2022, the Company recorded a loss on extinguishment of the Muzinich term loan of $792,000 primarily related to the write off of deferred financing fees. In 2021, the Company recorded a $2.0 million gain on extinguishment of the Payroll Protection Program loan after we received notice that our loan was fully forgiven.

Other income/expense

Other income increased $304,000 from the prior year due primarily to sublease income related to the sublease of approximately 50% of our Parsippany, NJ location to RF Industries.

Interest Expense

Interest expense decreased $1.1 million due primarily to the termination of the Muzinich term loan on March 1, 2022 concurrent with the Microlab divestiture.

Tax

Tax benefit increased $177,000 from the prior year due to a higher taxable loss from the prior year.

Net (Loss) from Continuing Operations

Net loss from continuing operations increased $1.8 million due to lower gross profit caused by lower revenues, higher operating expenses due primarily to stock based compensation expense and expenses related to our strategic alternatives process and the loss on extinguishment of our debt. This was only partially offset by lower interest expense as compared to the prior year and a higher tax benefit.

Net Income from Discontinued Operations, net of tax

Net income from discontinued operations, net of tax in fiscal 2021 represents the net income of Microlab of $3.4 million and net loss of CommAgility of $(1.2) million.

Net income from discontinued operations, net of tax in fiscal 2022, represents the results of Microlab and CommAgility during the period of ownership in 2022 as well as the gain recognized on sale of each business. Microlab’s net income during 2022 was $158,000 and CommAgility’s net loss was $3.2 million. The Company recognized a gain on sale of Microlab of $16.5 million and a gain on sale of CommAgility of $6.3 million. The combined net income from discontinued operations was offset by a tax provision related to discontinued operations of $2.7 million.

Liquidity and Capital Resources

On December 16, 2021, the Company and its wholly owned subsidiary Microlab entered into the Microlab Purchase Agreement with RF Industries, whereby RF Industries agreed to purchase 100% of the membership interests in Microlab for a purchase price of $24,250,000, subject to certain adjustments as set forth in the Microlab Purchase Agreement. The board of directors of each of the Company and RF Industries unanimously approved the Microlab Transaction. On February 25, 2022, the shareholders of the Company approved the Microlab Transaction at a Special Meeting of Shareholders held virtually via live webcast and on March 1, 2022, the Microlab Transaction closed.

At closing the Company received approximately $22.8 million in proceeds net of indemnification and purchase price adjustment holdbacks of $150,000 and $100,000, respectively, and direct expenses of approximately $1.1 million including fees to our advisors. In July 2022, the Company received $225,000 in final purchase price adjustments primarily related to the working capital adjustment and on March 1, 2023 the Company received the indemnification holdback amount of $150,000. In total the Company received net proceeds of approximately $23.1 million related to the Microlab Transaction. In March 2022 the Company used $4.2 million of the Microlab Transaction proceeds to repay in full our outstanding term loan with Muzinich BDC and approximately $600,000 was used to repay in full our outstanding revolver balance related to the Bank of America credit agreement. The Company terminated both the Muzinich term loan and Bank of America credit facility as of the Microlab Transaction date.

On May 30, 2022, the Company repaid the previously outstanding Coronavirus Business Interruption Loan Agreement (“CIBLS Loan”) with Lloyds Bank PLC (“Lloyds”) in the amount of £250,000.

On December 4, 2022, the Company, and Holdings entered into the CommAgility Purchase Agreement with E-Space, and eSpace Inc., a Delaware corporation, as guarantor. The CommAgility Purchase Agreement provided for the purchase by the Buyer of 100% of the Securities from the Company. The board of directors or other governing body of each of the Company and the Buyer has unanimously approved the CommAgility Transaction. Under the terms of the CommAgility Purchase Agreement, the purchase price for the Securities was estimated to be approximately $14.5 million, inclusive of $13.8 million in cash consideration and a $750,000 note payable, subject to agreed-upon reductions of $650,000.

The CommAgility Transaction closed on December 30, 2022 and the Company received net proceeds of $12.2 million which is comprised of the cash consideration of $13.8 million less direct expenses of approximately $1.6 million. The note payable of $750,000 has been offset by agreed-upon reductions of $650,000 for a net balance of approximately $100,000 which is due one year from the transaction close or upon a change in control as defined in the CommAgility Purchase Agreement. The note receivable balance of $100,000 has been further offset by the 2023 UK transaction taxes of approximately $69,000 and the expected net proceeds of the note is approximately $31,000.

The CommAgility Transaction and Microlab Transaction resulted in the net proceeds of approximately $35.3 million in 2022. As of December 31, 2022, the Company has a cash balance of $20.7 million with no debt or earnout liabilities. We expect our cash balance and cash generated by operations will be sufficient to meet our liquidity needs for the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The Microlab Transaction will be treated as a sale of the assets and liabilities of Microlab to RF Industries for U.S. federal and applicable state income tax purposes and will result in a net taxable gain. The CommAgility Transaction will be treated as a sale of stock for U.S. federal and applicable state income tax purposes and will result in a net taxable loss. We will utilize approximately $9.8 million of our federal net operating loss carryforwards and approximately $8.0 million of our New Jersey state net operating loss carryforwards to offset the net taxable gain generated from the 2022 divestitures. As of December 31, 2022, after utilization of the net operating loss carryforwards, the Company has $5.2 million in U.S. federal net operating loss carryforwards and $33.3 million in New Jersey state net operating loss carryforwards.

The Company currently is pursuing possible strategic opportunities, including potential divestitures, acquisitions, mergers, or other activities, which may require significant use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

Sources and Uses of Cash

As of December 31, 2022, the Company’s consolidated cash balance was $20.7 million as compared to $4.5 million as of the prior year.

Our primary sources of cash were net proceeds of the Microlab Transaction and CommAgility Transaction which generated an aggregate amount of $35.3 million. Our primary uses of cash were the repayment of the Muzinich term loan of $4.4 million, acquisition of treasury stock of $2.5 million and final payment of contingent consideration and deferred purchase price related to the Holzworth acquisition $3.2 million, of which $1.4 million is classified within financing activities on the consolidated cash flow statement, $250,000 is classified within investing activities and $1.6 million is classified within operating activities. Additionally, working capital increased approximately $5.6 million due to higher accounts receivable related to timing of shipments at the end of the year, higher inventory balances to mitigate long lead times caused by supply chain disruption and estimated U.S. federal and state tax payments made during the year.

Operating Activities

Cash used by operating activities was $9.7 million in fiscal year 2022 as compared to cash provided by operating activities of $4.6 million in fiscal year 2021. The cash usage in fiscal year 2022 was due primarily to an increase in working capital due to higher accounts receivable caused by timing of shipments at the end of the year, higher inventory balances caused by higher levels of safety stock to mitigate long lead times, estimated U.S. federal and state tax payments made in fiscal year 2022 of approximately $900,000 and the Holzworth earnout payment of $1.6 million which is classified in operating activities.

Investing Activities

Cash provided by investing activities was $34.3 million in fiscal year 2022 due primarily to net cash proceeds of $35.3 million from the Microlab Transaction and CommAgility Transaction.

Financing Activities

Cash used by financing activities increased from $4.2 million in the prior year to $8.2 million in fiscal year 2022 due primarily to repurchases of our common stock of $2.5 million and final payment of the Holzworth earnout liability of $1.4 million.

Holzworth Deferred Purchase Price and Earnout

As of December 31, 2022 the Company had paid the final earnout and deferred purchase price liabilities related to the Holzworth acquisition. There are no remaining purchase price liabilities.

On August 27, 2018, the Company filed a shelf registration statement on Form S-3 which was declared effective on September 17, 2018. On July 21, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) to issue and sell through the Agent, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $12,000.000 (the “Shares”), as described in Note 5 – Equity. From July 21, 2021 through August 6, 2021, the Agent sold 254,701 shares of the company’s common stock for net proceeds of $739,000 after deducting sales commissions paid to the Agent in accordance with the terms of the Sales Agreement and $560,000 after deducting direct legal and accounting fees associated with the offering. The shelf registration statement expired on September 17, 2021 and was not renewed by the Company.

Purchase obligations consist of inventory that arises in the normal course of business operations. Future obligations and commitments as of December 31, 2022 consisted of the following:

Table of Contractual Obligations

Payments by year (in thousands)

	Total	2023	2024	2025	2026	Thereafter
Facility leases	$666	$276	$158	$163	$69	$-
Operating and equipment leases	97	29	29	29	10	-
Purchase obligations	4,535	4,535	-	-	-	-
	$5,298	$4,840	$187	$192	$79	$-

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

To the Board of Directors and Shareholders

Wireless Telecom Group, Inc.

Parsippany, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wireless Telecom Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Discontinued operations – Refer to Note 2 to the financial statements

During the first quarter of 2022, the Company completed the divestiture of the Radio Frequency Components (“RFC”) Business and recorded a gain from divesture, net of expenses of $16.5 million. During the fourth quarter of 2022, the Company completed the divestiture of the Radio, Baseband and Software (“RBS”) Business and recorded a gain of divestiture, net of expenses of $6.3 million. At the time, management determined that each of the proposed sales met the criteria for the RFC and RBS Businesses to have balances on the December 31, 2021 balance sheet classified as held for sale and the results of operations as discontinued operations for all periods presented in accordance with Accounting Standards Codification 205-20 Discontinued Operations (“ASC 205-20”). The gains recorded on the sales of these businesses resulted in significant tax consequences across multiple jurisdictions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Wireless Telecom Group, Inc.

We identified discontinued operations as a critical audit matter because of (1) the level of operational and financial integration between the RFC Business and the continuing operations of the Company; (2) the segregations of certain assets and liabilities of the RFC Business before the divestiture and the identification of the results of operations thereon; (3) the complexity of the calculation of the gains and resulting income tax expense for the RFC and RBS Businesses. These matters required significant audit effort to assess, and a high degree of auditor judgement, including the need to involve our income tax specialists, when performing audit procedures to evaluate the income tax expense from discontinued operations.

Our audit procedures related to management’s determination of the gain on sale and resulting income tax expense included the following, among others:

●	Evaluated the reasonableness of the RFC and RBS Businesses net asset balances from the prior period, results of continuing and discontinued operations and management’s adjustments made to these balances

●	Evaluated management’s calculations of the gains on sales of the businesses including the completeness and accuracy of amounts included in such calculations and the mathematical accuracy of the calculations

●	Examined the sale contracts and management’s evaluation of the distinct assets and liabilities (or disposal groups) promised to the counterparties as well as consideration transferred to the Company

●	With the assistance of our income tax specialists, evaluated:

○	The reasonableness of the methods, assumptions, and judgments used by management to determine the income tax expense

○	How such expense was allocated between continuing and discontinued operations

○	The tax treatment of the gain under U.S. Federal and various State jurisdictions and in the United Kingdom

○	The mathematical accuracy and presentation of the income tax expense and related income tax liabilities

●	Assesses the presentation and disclosures related to discontinued operations to ensure proper application of ASC 205-20.

/s/ PKF O’Connor Davies, LLP

New York, New York

March 23, 2023

We have served as the Company’s auditor since 2006.

* * * * *

CONSOLIDATED BALANCE SHEETS

Wireless Telecom Group, Inc.

(In thousands, except number of shares and par value)

	December 31	December 31
	2022	2021
CURRENT ASSETS
Cash & cash equivalents	$20,707	$4,472
Accounts receivable - net of reserves of $100 and $91, respectively	4,762	2,044
Inventories - net of reserves of $499 and $468, respectively	5,087	4,439
Prepaid expenses and other current assets	1,685	394
Current assets of discontinued operations	-	9,176
TOTAL CURRENT ASSETS	32,241	20,525

PROPERTY PLANT AND EQUIPMENT - NET	467	469

OTHER ASSETS
Goodwill	6,000	6,000
Acquired intangible assets, net	2,588	3,161
Deferred income taxes, net	2,913	2,407
Right of use assets	579	1,146
Other assets	185	284
Non current assets of discontinued operations	-	10,359
TOTAL OTHER ASSETS	12,265	23,357

TOTAL ASSETS	$44,973	$44,351

CURRENT LIABILITIES
Short term debt	$-	$84
Accounts payable	480	644
Short term leases	251	585
Accrued expenses and other current liabilities	2,693	5,836
Deferred revenue	123	24
Current liabilities of discontinued operations	-	4,296
TOTAL CURRENT LIABILITIES	3,547	11,469

LONG TERM LIABILITIES
Long term debt	-	3,300
Long term leases	364	615
Other long term liabilities	24	52
Non current liabilities of discontinued operations	-	295
TOTAL LONG TERM LIABILITIES	388	4,262

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized, 36,440,636 and 35,915,636 shares issued, 21,438,571 and 22,666,074 shares outstanding	365	359
Additional paid in capital	52,764	51,555
Retained earnings	15,143	554
Treasury stock at cost, 15,002,065 and 13,249,562 shares	(27,234)	(24,619)
Accumulated other comprehensive income	-	771
TOTAL SHAREHOLDERS’ EQUITY	41,038	28,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,973	$44,351

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

Wireless Telecom Group, Inc.

(In thousands, except per share amounts)

	Twelve Months Ended
	December 31
	2022	2021
Net revenues	$22,367	$22,676

Cost of revenues	9,534	9,711

Gross profit	12,833	12,965

Operating expenses
Research and development	1,791	1,718
Sales and marketing	4,046	4,003
General and administrative	9,638	9,076
Loss on change in fair value of contingent consideration	-	386
Total operating expenses	15,475	15,183

Operating (loss)	(2,642)	(2,218)

(Loss)/gain on extinguishment of debt	(792)	2,045
Other income/(expense)	374	70
Interest income/(expense)	(130)	(1,143)

(Loss) before taxes	(3,190)	(1,246)

Tax provision/(benefit)	(731)	(554)

Net income/(loss) from continuing operations	$(2,459)	$(692)

Net income from discontinued operations, net of taxes	17,048	2,192
Net income/(loss)	$14,589	$1,500

Other comprehensive income/(loss):
Foreign currency translation adjustments	(771)	(70)
Comprehensive income/(loss)	$13,818	$1,430

Income/(loss) per share from continuing operations:
Basic	$(0.11)	$(0.03)
Diluted	$(0.11)	$(0.03)

Income per share from discontinued operations:
Basic	$0.79	$0.10
Diluted	$0.76	$0.09

Income/(loss) per share:
Basic	$0.68	$0.07
Diluted	$0.65	$0.06

Weighted average shares outstanding:
Basic	21,702	22,050
Diluted	22,540	24,297

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Wireless Telecom Group, Inc.

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings/(Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2020	34,488,904	$349	$50,163	$(946)	$(24,556)	$841	$25,851
Net loss	-	-	-	1,500	-	-	1,500
Issuance of shares in connection with stock options exercised	140,000	1	207	-	-	-	208
Issuance of restricted stock	478,517	5	(5)	-	-	-	-
Issuance of shares in connection with Holzworth acquisition	143,514	1	314	-	-	-	315
Shares withheld for employee taxes	-	-	-	-	(63)	-	(63)
Share-based compensation expense	-	-	316	-	-	-	316
ATM Shares Sold	264,701	3	560	-	-	-	563
Cumulative translation adjustment	-	-	-	-	-	(70)	(70)
Balances at December 31, 2021	35,915,636	$359	$51,555	$554	$(24,619)	$771	$28,620
Net income	-	-	-	14,589	-	-	14,589
Issuance of shares in connection with stock options exercised	140,000	2	196	-	-	-	198
Issuance of restricted stock	520,000	5	(5)	-	-	-	-
Restricted stock forfeitures	(135,000)	(1)	-	-	-	-	(1)
Shares withheld for employee taxes	-	-	-	-	(90)	-	(90)
Share repurchase	-	-	-	-	(2,525)	-	(2,525)
Share-based compensation expense	-	-	1,018	-	-	-	1,018
Cumulative translation adjustment	-	-	-	-	-	(771)	(771)
Balances at December 31, 2022	36,440,636	$365	$52,764	$15,143	$(27,234)	$-	$41,038

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Wireless Telecom Group, Inc.

(In thousands)

	For the Twelve Months
	Ended December 31
	2022	2021
CASH FLOWS (USED)/PROVIDED BY OPERATING ACTIVITIES
Net income	$14,589	$1,500
Adjustments to reconcile net income to net cash (used)/ provided by operating activities:
Depreciation and amortization	1,397	2,152
Loss/(Gain) on extinguishment of debt	792	(2,045)
(Gain) on sale of Microlab and CommAgility	(22,834)	-
Goodwill and intangibles impairment	-	258
Amortization of debt issuance fees	55	335
Share-based compensation expense	1,018	316
Deferred rent	(30)	(30)
Deferred income taxes	2,666	(26)
Provision for doubtful accounts	9	78
Inventory reserves	62	141
Changes in assets and liabilities:
Accounts receivable	(3,060)	150
Inventories	(845)	(427)
Prepaid expenses and other assets	(1,042)	976
Accounts payable	(193)	770
Deferred Revenue	(160)	(515)
Accrued expenses and other liabilities	(2,078)	925
Net cash (used)/provided by operating activities	(9,654)	4,558

CASH FLOWS PROVIDED/(USED) BY INVESTING ACTIVITIES
Capital expenditures	(722)	(524)
Acquisition of business, net of cash acquired	(250)	(200)
Divestiture of Microlab, net	23,069	-
Divestiture of CommAgility, net	12,205	-
Net cash provided/(used) by investing activities	34,302	(724)

CASH FLOWS (USED) BY FINANCING ACTIVITIES
Term loan borrowings	-	345
Term loan repayments	(4,415)	(4,212)
Acquisition of treasury stock	(2,525)	-
Payment of contingent consideration	(1,388)	(1,052)
Proceeds from exercise of stock options	197	208
Tax withholding payments for vested equity awards	(90)	(63)
ATM Shares Sold	-	563
Net cash (used) by financing activities	(8,221)	(4,211)

Effect of exchange rate changes on cash and cash equivalents	(192)	(61)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	16,235	(438)

Cash and cash equivalents, at beginning of year	4,472	4,910

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$20,707	$4,472

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$122	$810
Cash paid during the period for income taxes	$988	$187

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Wireless Telecom Group, Inc., a New Jersey corporation, together with its subsidiaries (“we”, “us”, “our” or the “Company”), is pursuing strategic alternatives to accelerate the realization of value for our shareholders. On January 1, 2022, the Company was comprised of Wireless Telecom Group, Inc., doing business as, and operating under the trade name NoiseCom, Inc., and its wholly owned subsidiaries including Boonton Electronics Corporation, Microlab/FXR, Wireless Telecommunications Group Ltd., CommAgility Limited and Holzworth Instrumentation, Inc. (NoiseCom, Inc., Boonton Electronics Corporation, Microlab/FXR LLC, CommAgility Limited Ltd., and Holzworth Instrumentation, Inc. are hereinafter referred to as “Noisecom”, “Boonton”, “Microlab”, “CommAgility” and “Holzworth”, respectively). Our product groups were organized as follows: Radio Frequency Components (“RFC”) was comprised of our Microlab brand; Radio, Baseband, Software (“RBS”) was comprised of our CommAgility brand; and Test and Measurement (“T&M”) was comprised of our Boonton, Noisecom and Holzworth brands.

As more fully described in Note 2 below, on March 1, 2022, the Company completed the sale of Microlab to RF Industries, Ltd and on December 30, 2022 completed the sale of CommAgility to E-Space Acquisitions, LLC. Subsequent to the divestitures of Microlab and CommAgility, the Company is comprised of the T&M business which is made up of our Boonton, Noisecom and Holzworth brands. The T&M business provides radio frequency (“RF”) and microwave test equipment and low phase noise RF synthesizers to equipment manufacturers, aerospace and defense companies, military and government agencies, satellite communication companies, semiconductor companies and other global technology companies.

In accordance with applicable accounting guidance, the results of Microlab and CommAgility are presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income/(Loss) and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of Microlab and CommAgility as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2021. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. Our consolidated financial statements from continuing operations include the accounts of Noisecom, Boonton and Holzworth.

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

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

For the years ended December 31, 2022 and December 31, 2021, one customer accounted for 15% and 13% of total consolidated revenues, respectively. At December 31, 2022, one customer accounted for 17% of consolidated gross accounts receivable. At December 31, 2021, one customer accounted for 11% of gross accounts receivable.

For the year ended December 31, 2022, two suppliers accounted for approximately 33% of total consolidated inventory purchases. For the year ended December 31, 2021, two suppliers accounted for approximately 37% of total consolidated inventory purchases.

Cash and Cash Equivalents

Cash and cash equivalents represent deposits in banks and highly liquid investments purchased with maturities of three months or less at the date of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount owed by the customer, net of allowances for doubtful accounts. Estimated allowances for doubtful accounts are reviewed periodically taking into account the customer’s recent payment history, the customer’s current financial statements and other information regarding the customer’s credit worthiness. Account balances are charged off against the allowance when it is determined the receivable will not be recovered.

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

Inventory carrying value is net of inventory reserves of approximately $499,000 as of December 31, 2022 and $468,000 as of December 31, 2021.

Inventories consist of (in thousands):	December 31,	December 31,
	2022	2021
Raw materials	$3,450	$2,684
Work-in-process	553	492
Finished goods	1,084	1,263
	$5,087	$4,439

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally consist of prepaid U.S. federal and state taxes, prepaid insurance, prepaid maintenance agreements and the short-term portion of debt issuance costs. Prepaid U.S. federal and state taxes included in prepaid and other current assets was $866,000 as of December 31, 2022.

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

The Company has one reporting unit with goodwill which is Holzworth. The Company’s qualitative assessment of Holzworth goodwill in the fourth quarter of 2022 indicated no impairment.

Intangible and Long-lived Assets

Intangible assets include acquired technology, customer relationships and tradenames. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from ten to fourteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and our historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. In fiscal 2021, the Company’s term loan and revolving credit facility yielded interest at a variable interest rate plus an applicable margin and, therefore, carrying amount approximated fair value.

Contingent Consideration

A portion of the Holzworth purchase consideration was contingent upon certain financial targets (“Holzworth earnout”) and required the Company to estimate the fair value of the earnout using estimated gross revenues and Adjusted EBITDA and scenarios for earnout periods. The liability was adjusted in 2021 and a loss on change in fair value of contingent consideration was recorded in the Consolidated Statement of Operations and Comprehensive Income/(Loss). The estimate of this contingent consideration was considered a Level 3 fair value measurement.

As of December 31, 2022, all Holzworth contingent consideration had been paid.

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

Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables in a currency other than the subsidiary’s functional currency, are recorded in the Consolidated Statements of Operations and Comprehensive Income/(Loss) (included in other income/expense). Foreign currency transaction gains were $52,000 and $40,000 in fiscal 2022 and 2021, respectively.

Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) is recorded directly to a separate section of shareholders’ equity in accumulated other comprehensive income and includes unrealized gains and losses excluded from net income/(loss). These unrealized gains and losses consist of changes in foreign currency translation.

Research and Development Costs

Research and development (R&D) costs are charged to operations when incurred. R&D costs include salaries and benefits, depreciation expense on equipment used for R&D purposes and third-party material and consulting costs, if clearly related to an R&D activity. The amounts charged to operations for R&D costs for the year ended December 31, 2022 and 2021 were $1.8 million and $1.7 million, respectively.

Advertising Costs

Advertising expenses are charged to operations during the year in which they are incurred and were $268,000 and $279,000 for the years ended December 31, 2022 and 2021, respectively.

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

In the fourth quarter of 2021, management deemed the revenue performance targets related to certain performance option grants dated April 7, 2020 and August 4, 2020 as not probable of being met. This was primarily due to the pending divestiture of Microlab and its related revenues. Accordingly, the Company reversed $217,000 of stock compensation expense previously recognized related to these grants.

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

Earnings/(Loss) Per Common Share

Basic earnings/(loss) per share is calculated by dividing net income/(loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options using the treasury stock method, the weighted average number of unvested restricted shares, the weighted-average number of restricted stock units and the weighted average number of warrants to purchase common stock outstanding for the period. Shares from stock options and warrants are included in the diluted earnings per share calculation only when exercise prices are lower than the average market value of the common shares for the period presented. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	For the Years Ended December 31,
	2022	2021

Weighted average common shares outstanding	21,701,831	22,049,636
Potentially dilutive equity awards	838,055	2,247,470
Weighted average common shares outstanding, assuming dilution	22,539,886	24,297,106

The weighted average number of options and warrants to purchase common stock not included in diluted loss per share because the effects are anti-dilutive, or the performance condition was not met in 2022, was 1,785,548.

The weighted average number of options and warrants to purchase common stock not included in diluted loss per share because the effects are anti-dilutive, or the performance condition was not met in 2021, was 1,205,000. The estimated number of shares issuable under the terms of the Holzworth earnout, if the balance of the earnout was paid in shares of common stock at December 31, 2021 was 1,340,637.

Recent Accounting Pronouncements Adopted in 2022

There were no material accounting pronouncement adoptions by the Company in fiscal year 2022.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured as amortized cost. This pronouncement is effective for smaller reporting companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022. The Company plans to adopt the standard effective January 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

Microlab

On December 16, 2021, the Company and its wholly owned subsidiary Microlab entered into a Membership Interest Purchase Agreement (the “Microlab Purchase Agreement”) with RF Industries, Ltd., a Nevada corporation (the “Buyer”) whereby the Buyer agreed to purchase 100% of the membership interests in Microlab for a purchase price of $24,250,000, subject to certain adjustments as set forth in the Microlab Purchase Agreement. The board of directors of each of the Company and the Buyer unanimously approved the Microlab Purchase Agreement and the transactions contemplated thereby (collectively, the “Microlab Transaction”). On February 25, 2022, the shareholders of the Company approved the transaction at a Special Meeting of Shareholders held virtually via live webcast and on March 1, 2022, the Microlab Transaction closed.

At closing the Company received approximately $22.8 million in proceeds net of indemnification and purchase price adjustment holdbacks of $150,000 and $100,000, respectively, and direct expenses of approximately $1.1 million including fees to our advisors. In July 2022, the Company received $225,000 in final purchase price adjustment primarily related to the working capital adjustment and on March 1, 2023 the Company received the indemnification holdback amount of $150,000. In total, the Company received net proceeds of approximately $23.1 million related to the Microlab Transaction. In 2022 the Company used $4.2 million of the Microlab Transaction proceeds to repay in full our outstanding term loan with Muzinich BDC and approximately $600,000 was used to repay in full our outstanding revolver balance related to the Bank of America credit agreement (see Note 4). The Company terminated both the Muzinich term loan and Bank of America credit facility as of the Microlab Transaction date. Additionally, concurrent with the closing, the Company entered into a sublease with RF Industries, Ltd for approximately one-half of the square footage of our corporate headquarters in Parsippany, NJ.

The Transaction was treated as a sale of the assets and liabilities of Microlab to RF Industries, Ltd. for U.S. federal and applicable state income tax purposes.

In accordance with ASC 205-20 Discontinued Operations, the results of Microlab are presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income/(Loss) and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of Microlab as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2021.

The following table summarizes the significant items included in income from discontinued operations for Microlab, net of tax in the Consolidated Statement of Operations and Comprehensive Income/(Loss) for the twelve months ended December 31, 2022 and 2021 (in thousands):

	Twelve months ended
	December 31, 2022	December 31, 2021
Net revenues	$2,477	$17,756
Cost of revenues	1,626	10,259
Gross profit	851	7,497
Operating expenses	693	3,317
Gain on divestiture, net of expenses	16,490	-
Income from Discontinued Operations before income taxes	16,648	4,180
Income tax expense	3,643	791
Income from Discontinued Operations, net of income taxes	$13,005	$3,389

The following table summarizes the carrying value of the significant classes of assets and liabilities of Microlab classified as discontinued operations as of December 31, 2021:

Current Assets
Accounts receivable, net	$2,883
Inventories, net	3,986
Total current assets	6,869

Property, plant and equipment, net	479
Goodwill	1,351
Deferred tax asset	3,173
Other non current assets	165
Total non current assets	5,168

Total assets	$12,037

Current liabilities
Accounts payable	$783
Accrued expenses and other current liabilities	1,182

Total current liabilities	$1,965

On December 4, 2022, the Company, and its wholly owned subsidiary, Wireless Telecommunications Group, LTD, a company organized under the laws of England and Wales (“Holdings”), which owns 100% of the outstanding securities of CommAgility, entered into a Securities Purchase Agreement (the “CommAgility Purchase Agreement”) with E-Space Acquisitions LLC, a Delaware limited liability company (“Buyer”), and eSpace Inc., a Delaware corporation, as guarantor. The CommAgility Purchase Agreement provided for the purchase by the Buyer of 100% of the issued and outstanding equity interests of Holdings (the “Securities”) from the Company. The board of directors or other governing body of each of the Company and the Buyer has unanimously approved the CommAgility Purchase Agreement and the transactions contemplated thereby (collectively, the “CommAgility Transaction”). Under the terms of the CommAgility Purchase Agreement, the purchase price for the Securities was estimated to be approximately $14.5 million, inclusive of $13.8 million in cash consideration and a $750,000 note payable, subject to agreed-upon reductions of $650,000.

The CommAgility Transaction closed on December 30, 2022 and the Company received net proceeds of $12.2 million which is comprised of the cash consideration of $13.8 million less direct expenses of approximately $1.6 million. The note payable of $750,000 has been offset by agreed-upon reductions of $650,000 for a net balance of approximately $100,000 which is due one year from the transaction close or upon a change in control as defined in the CommAgility Purchase Agreement. The note receivable balance of $100,000 has been further offset by the 2023 UK transaction taxes of approximately $69,000 and the expected net proceeds of the note is approximately $31,000.

In accordance with ASC 205-20 Discontinued Operations, the results of CommAgility are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of CommAgility as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2021.

The following table summarizes the significant items included in income from discontinued operation for CommAgility, net of tax in the Consolidated Statement of Operations for the twelve months ended December 31, 2022 and 2021 (in thousands):

	Twelve months ended
	December 31, 2022	December 31, 2021
Net revenues	$5,009	$8,813
Cost of revenues	2,174	4,187
Gross profit	2,835	4,626
Operating expenses	5,874	6,734
Other expense	162
Gain on divestiture, net of expenses	6,344	-
Income from Discontinued Operations before income taxes	3,143	(2,108)
Income tax (benefit)	(900)	(911)
Income from Discontinued Operations, net of income taxes	$4,043	$(1,197)

The following table summarizes the carrying value of the significant classes of assets and liabilities of CommAgility classified as discontinued operations as of December 31, 2021:

Current Assets
Accounts receivable, net	$364
Inventories, net	648
Prepaid expenses and other current assets	1,295
Total current assets	2,307

Property, plant and equipment, net	583
Goodwill and intangible assets, net	4,108
Other intangible assets	500
Total non current assets	5,191

Total assets	$7,497

Current liabilities
Accounts payable	$883
Accrued expenses and other current liabilities	794
Short term debt	42
Deferred revenue	384
Deferred income taxes	228
Total current liabilities	$2,331

Long term liabilities
Long term debt	295
Total non current liabilities	$295

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for all periods presented. Microlab depreciation expense for the two months ended March 1, 2022 was not material. Microlab depreciation expense for the twelve months ended December 31, 2021 and included in the consolidated statement of cash flows was $254,000. CommAgility depreciation expense for the twelve months ended December 31, 2022 and 2021 and included in the consolidated statement of cash flows was $360,000 and $984,000, respectively. Microlab capital expenditures were not material in the two months ended March 1, 2022 and were $97,000 for the twelve months ended December 31, 2021. CommAgility capital expenditures were $488,000 in fiscal 2022 and were $238,000 for the twelve months ended December 31, 2021.

NOTE 3 – ACQUISITION OF HOLZWORTH

On February 7, 2020, the Company completed the acquisition of all of the outstanding shares of Holzworth.

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

The total purchase price for Holzworth was $13.5 million of which $12.7 million was paid in cash. The cash portion of the purchase price was comprised of cash at close, deferred purchase price, holdbacks net of working capital settlement and the cash portion of earnout. Additionally, $773,000 of the purchase price was paid in shares of the Company’s common stock. The total number of shares of the Company’s common stock issued as purchase price was 487,890. There are no additional earnout payments due for the Holzworth acquisition.

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

CIBLS Loan

On May 27, 2021, CommAgility entered into the Coronavirus Business Interruption Loan Agreement (“CIBLS Loan”) with Lloyds Bank PLC (“Lloyds”). Under the terms of the CIBLS Loan CommAgility could draw up to a maximum of £250,000 for purposes of supporting daily business cash flow. The CIBLS Loan was repayable in 48 consecutive equal monthly installments beginning in month 13 after the initial loan drawdown (12 month principal repayment holiday). Interest was payable monthly at the official bank rate of the Bank of England plus an interest margin of 2.35% per annum. Interest payments began in month 13 after the initial loan drawdown. The first twelve months of interest payments were paid by the U.K. government. The CIBLS Loan was secured by the assets of CommAgility.

On July 1, 2021, CommAgility executed a draw down of the maximum amount of £250,000. On May 30, 2022, CommAgility repaid the CIBLS Loan in full.

As of December 31, 2022, the Company has no outstanding debt obligations.

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

The stock warrants issued to Muzinich are classified as equity. The fair value of the warrants, as calculated using the Black Scholes model as of the issuance date, was approximately $150,000 and was recorded as a reduction to the carrying value of the debt. The significant inputs included in the Black Scholes calculation were a risk-free rate of 1.41%, volatility of 48.7% and the stock price on date of grant of $1.34.

NOTE 5 - EQUITY

On May 4, 2022, the Board of Directors of the Company authorized up to $4 million for a share repurchase program for the Company’s outstanding stock. The share repurchase program expired on December 31, 2022. During 2022, the Company repurchased 1,683,160 shares of common stock for $2.5 million inclusive of commissions. These shares have been recorded as treasury stock on the Consolidated Balance Sheet.

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

NOTE 6 - LEASES

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

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the Consolidated Balance Sheets as of December 31, 2022 and 2021. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

Cash paid for amounts included in the present value of operating lease liabilities was $637,000 and $618,000 during the twelve months ended December 31, 2022 and 2021, respectively, and is included in operating cash flows.

Operating lease costs were $988,000 and $934,000 during the twelve months ended December 31, 2022 and 2021, respectively. In 2022, the Company recognized $304,000 in sublease income in connection with our sublease with Microlab which is recorded in other income on the consolidate statement of operations and comprehensive income/(loss).

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of December 31, 2022.

(in thousands)	December 31, 2022
Maturity of Lease Liabilities
2023	$276
2024	158
2025	163
2026	69
Total undiscounted operating lease payments	666
Less: imputed interest	(51)
Present Value of operating lease liabilities	$615

Balance sheet classification
Current lease liabilities	$251
Long-term lease liabilities	364
Total operating lease liabilities	$615

Other information
Weighted-average remaining lease term (months)	34
Weighted-average discount rate for operating leases	5.88%

NOTE 7 – REVENUE

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied at a point in time.

Nature of Products and Services

Hardware

The Company generally has one performance obligation in its arrangements involving the sales of our T&M products . When the terms of a contract include the transfer of multiple products, each distinct product is identified as a separate performance obligation. Generally, satisfaction occurs when control of the promised goods is transferred to the customer in exchange for consideration in an amount for which we expect to be entitled. Generally, control is transferred when legal title of the asset moves from the Company to the customer. We sell our products to a customer based on a purchase order, and the shipping terms per each individual order are primarily used to satisfy the single performance obligation. However, in order to determine control has transferred to the customer, the Company also considers:

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

	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Total net revenues by revenue type
Noise generators and components	13,785	13,744
Power meters and analyzers	6,775	7,154
Services	1,807	1,778
Total net revenue	$22,367	$22,676

Total net revenues by geographic areas
Americas	$16,177	$16,354
EMEA	2,828	2,508
APAC	3,362	3,814
Total net revenue	$22,367	$22,676

Net revenues are attributable to a geographic area based on the destination of the product shipment.

The majority of shipments in the Americas are to customers located within the United States. For the years ended December 31, 2022 and 2021, sales in the United States amounted to $15.9 million and $15.1 million, respectively.

For the year ended December 31, 2022, shipments to the EMEA region were largely concentrated in Germany and Israel. Shipments to Germany and Israel in 2022 amounted to $971,000 and $625,000, respectively. For the year ended December 31, 2021 shipments to the EMEA region were largely concentrated in Germany and the U.K. Shipments to Germany and the U.K. in 2021 amounted to $846,000 and $473,000, respectively.

The largest concentration of shipments in the APAC region were to China and Hong Kong, where shipments amounted to $840,000 and $492,000 for the year ended December 31, 2022, respectively, and $944,000 and $737,000 for the year ended December 31, 2021, respectively.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of $6.0 million related to the Holzworth acquisition.

Intangible assets consist of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,310	$(1,123)	$1,187
Proprietary technology	1,550	(452)	1,098
Holzworth tradename	400	(97)	303
Total	$4,260	$(1,672)	$2,588

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,310	$(738)	$1,572
Proprietary technology	1,550	(297)	1,253
Holzworth tradename	400	(64)	336
Total	$4,258	$(1,099)	$3,161

Amortization of acquired intangible assets was $573,000 for each of the twelve months periods ended December 31, 2022 and 2021. Amortization of proprietary technology is included in costs of revenues in the Consolidated Statements of Operations and Comprehensive Income/(Loss). Amortization of all other acquired intangible assets is included in general and administrative expenses.

The estimated future amortization expense related to intangible assets is as follows as of December 31, 2022 (in thousands):

2023	$573
2024	573
2025	573
2026	220
2027	188
Thereafter	461
Total	$2,588

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consist of the following as of December 31 (in thousands):

	2022	2021
Machinery & computer equipment/software	$5,153	$4,957
Furniture & fixtures	419	413
Leasehold improvements	1,348	1,165
Gross property, plant and equipment	6,920	6,535

Less: Accumulated depreciation	6,453	6,066
Net property, plant and equipment	$467	$469

Depreciation expense of $400,000 and $340,000 was recorded for the years ended December 31, 2022 and 2021, respectively.

NOTE 10 - OTHER ASSETS

Other assets consist of the following as of December 31 (in thousands):

	2022	2021
Product demo assets	$139	$188
Security deposit	13	63
Other	33	33
Total	$185	$284

Product demo assets are net of accumulated amortization expense of $502,000 and $397,000 as of December 31, 2022 and 2021, respectively. Amortization expense related to demo assets was $17,000 and $84,000 in 2022 and 2021, respectively.

NOTE 11 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of December 31 (in thousands):

	2022	2021
Holzworth earnout (Year 1 and Year 2)	$-	$2,942
Goods received not invoiced	148	281
Payroll and related benefits	193	427
Accrued bonus	625	485
Accrued commissions	461	439
Accrued professional fees	795	456
Sales and use tax	180	177
Holzworth deferred purchase price	-	250
Warranty reserve	76	61
Other	215	318
Total	$2,693	$5,836

NOTE 12 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of ASC 718 Compensation-Stock Compensation. The Company’s results for the years ended December 31, 2022 and December 31, 2021 include stock based compensation expense totaling $1,018,000 and $474,000, respectively. Such amounts have been included in the Consolidated Statement of Operations and Comprehensive Income/(Loss) within general and administrative expenses.

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

In the second quarter of 2021, the Company’s Board of Directors and shareholders approved the 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), which provides for the grant of equity-based and cash incentives, including stock awards, stock unit awards, performance unit awards, non-qualified stock options, incentive stock options and cash awards, including dividend equivalent rights to employees, officers, directors or other service providers of the Company who are expected to contribute to the Company’s future growth and success. The 2021 Incentive Plan provides for the grant of awards relating to 1.5 million shares of common stock. As of December 31, 2022, there are 378,125 shares available for grant under the 2021 Incentive Plan.

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

The following summarizes the components of stock-based compensation expense for the years ending December 31 (in thousands):

	2022	2021
Service based restricted stock awards	$815	$154
Service based restricted stock units	254	240
Performance based stock options	-	(89)
Service based stock options	(51)	11
	$1,018	$316

During the twelve months ended December 31, 2022 the Company reversed $52,000 in share-based compensation expense related to unvested stock options that were forfeited and $144,000 in share-based compensation related to unvested restricted stock awards that were forfeited for employees exiting the Company.

As of December 31, 2022, there were no unrecognized compensation costs related to unvested stock options, $205,000 of unrecognized compensation costs related to unvested restricted stock awards which are expected to be recognized over 1 year and $66,000 of unrecognized compensation costs related to unvested restricted stock units which are expected to be recognized over 7 months.

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

Restricted Common Stock Awards

A summary of the status of the Company’s non-vested restricted common stock, as granted under the Company’s approved equity compensation plans, as of December 31, 2022 and 2021, and changes during the twelve months ended December 31, 2022 and 2021, are presented below:

	2022		2021
Non-vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1	357,336	$1.84	200,670	$1.52
Granted	370,000	$1.95	255,000	$1.98
Vested and issued	(167,086)	$1.85	(98,334)	$1.61
Forfeited	(163,750)	$1.70	-	-
Non-vested as of December 31	396,500	$2.00	357,336	$1.84

On January 6, 2022, the Compensation Committee of the Board of Directors approved the grant of restricted common stock awards to named executive officers Tim Whelan, Mike Kandell, Dan Monopoli and Alfred Rodriguez of 125,000, 75,000, 50,000 and 50,000 shares, respectively, which vest in equal annual installments over two years. If an executive’s service with the Company terminates before the restricted awards are fully vested, then the shares that are not then fully vested are forfeited and immediately returned to the Company. The grant date value per share was $2.11.

On June 16, 2022 and July 5, 2022, two employees were granted restricted stock in the amounts of 20,000 and 50,000, respectively. Both grants had a vesting term of two years and grant date per share value of $1.28 and $1.26, respectively. Both grants were forfeited prior to vesting as both employees exited the Company. The shares are included in grants and forfeitures in the table above and the compensation cost was reversed.

In the fourth quarter 2021, the Company granted 23 employees restricted common stock awards that vest over 2 years subject to continued employment through each vesting date. If an employee’s service with the Company terminates before the restricted awards are fully vested, then the shares that are not then fully vested are forfeited and immediately returned to the Company.

The following table summarizes the restricted common stock awards granted during the years ended December 31, 2022 and 2021 under the Company’s approved equity compensation plans:

	Number of Shares	Fair Market Value per Granted Share	Vesting
2022
1/7/22 – Service grant – Employee	300,000	$2.11	Annual vesting through January 2024
6/16/22 – Service grant – Employee	20,000	$1.28	Annual vesting through June 2024
7/8/22 – Service grant – Employee	50,000	$1.26	Annual vesting through July 2024
2021
10/12/21 – Service grant - Employee	55,000	$2.03	Annual vesting through October 2023
10/18/21 – Service grant - Employee	105,000	$1.96	Annual vesting through October 2023
10/28/21 – Service grant - Employee	75,000	$2.12	Annual vesting through October 2023
12/6/21 – Service grant - Employee	20,000	$1.76	Annual vesting through December 2023

Restricted Stock Units:

In fiscal 2022 and fiscal 2021, the Company granted Restricted Stock Units (“RSU”) to each of our board members. Each RSU represents the Company’s obligation to issue one share of the Company’s common stock subject to the RSU award agreement and the 2021 Inventive Plan and 2012 Plan, respectively. The RSUs vest on the day before the first anniversary of the grant date or, if earlier, the effective date of a separation of service due to death or disability, provided the board member has rendered continuous service to the Company as a member of the board of directors from grant date to vesting date. Once vested, the RSU will be settled by delivery of shares to the board member no later than 30 days following: 1) the third anniversary of the grant date, 2) separation from service following, or coincident with, a vesting date, or 3) a change in control.

A summary of the status of the Company’s non-vested restricted stock units, as granted under the Company’s approved equity compensation plans, as of December 31, 2022 and 2021, and changes during the twelve months ended December 31, 2022 and 2021, are presented below:

	2022		2021
Non-vested Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1	150,000	$2.70	161,507	$1.21
Granted	125,000	$1.53	154,400	$2.68
Vested and issued	(150,000)	$2.70	(165,907)	$1.23
Forfeited	-	-	-	-
Non-vested as of December 31	125,000	$1.53	150,000	$2.70

The following table summarizes the restricted common stock units granted during the years ended December 31, 2022 and 2021 under the Company’s approved equity compensation plans:

	Number of Shares	Fair Market Value per Granted Share	Vesting
2022
8/8/2022 – Service grant – Board of Directors	125,000	$1.53	August 8, 2023
2021
4/1/2021 - Service grant – Board of Directors	4,400	$1.85	Annual board meeting – June 2021
8/2/2021 – Service grant – Board of Directors	150,000	$2.70	August 2, 2022

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

A summary of performance-based stock option activity, and related information for the years ended December 31, 2022 and December 31, 2021 follows:

	2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of January 1	1,205,000	$1.52	1,205,000	$1.52
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(425,000)	$1.52	-	-
Expired	-	-	-	-
Outstanding as of December 31	780,000	$1.46	1,205,000	$1.52

Exercisable at December 31	-	-	-	-

No performance-based stock options were granted in 2022 or 2021.

As of December 31, 2022, none of the performance-based stock options outstanding were exercisable as the performance conditions were not met. The aggregate intrinsic value of performance-based stock options outstanding that were “in the money” (exercise price was lower than market price) as of December 31, 2021 was $257,000 and the weighted average remaining life was 7 years.

As of December 31, 2021, none of the performance-based stock options outstanding were exercisable as the performance conditions were not met. The aggregate intrinsic value of performance-based stock options outstanding that were “in the money” (exercise price was lower than market price) as of December 31, 2021 was $862,000 and the weighted average remaining life was 7.9 years.

The range of exercise prices of outstanding performance-based options at December 31, 2022 is $1.12 to $1.83 with a weighted average exercise price of $1.46 per share.

Service-Based Stock Option Awards

A summary of service-based stock option activity and related information for the years ended December 31, 2022 and 2021 follows:

	2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding as of January 1	1,785,000	$1.52	1,925,000	$1.52
Granted	-	-	-	-
Exercised	(140,000)	$1.41	(140,000)	$0.83
Forfeited	(140,000)	$1.62	-	-
Expired	-	-	-	-
Outstanding as of December 31	1,505,000	$1.53	1,785,000	$1.52

Exercisable at December 31	1,505,000	$1.53	1,785,000	$1.53

No service-based stock options were granted in 2022 or 2021.

The aggregate intrinsic value of exercisable and non-exercisable service-based stock options outstanding that were “in the money” (exercise price was lower than the market price) as of December 31, 2021 was $408,000 and the weighted average remaining contractual life was 4.0 years.

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

NOTE 13 - SEGMENT AND RELATED INFORMATION

As a result of the Microlab and CommAgility divestitures and the reclassification of their results of operations to discontinued operations in accordance with ASC 205-20, the Company’s results from continuing operations are considered one segment.

NOTE 14 - RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering all eligible U.S. employees. Company contributions to the plan for the years ended December 31, 2022 and 2021 amounted to $187,000 and $88,000, respectively.

NOTE 15 - INCOME TAXES

The components of income tax (benefit) related to net income/(loss) from operations are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Current:
Federal	$(301)	$(619)
State	(24)	108
Deferred:
Federal	(430)	(35)
State	24	(8)
Total	$(731)	$(554)

The following is a reconciliation of the maximum statutory federal tax rate to the Company’s effective tax relative to operations:

	Years Ended December 31,
	2022	2021
	% of Pre Tax Earnings	% of Pre Tax Earnings
Statutory federal income tax rate	(21.0)%	(21.0)%
State income tax net of federal tax benefit	0.9	7.0
Change in valuation allowance	(0.9)	-
Gain on extinguishment of PPP Loan	-	(34.5)
Permanent differences	(0.2)	3.7
Other	(1.7)	0.3
Total	(22.9)%	(44.5)%

In 2022, there were no material differences between the statutory rate and the effective tax rate. In 2021, the difference between the statutory and effective tax rate is due primarily to the gain on extinguishment of the Payroll Protection Program loan.

The components of deferred income taxes are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$3,921	$3,830
Inventory	328	363
Research and development credit	1,010	648
Stock compensation	423	280
Lease liability	163	357
Goodwill and intangible assets	306	388
Other	150	185
Gross deferred tax assets	6,301	6,051
Less valuation allowance	(3,166)	(3,153)
Total deferred tax asset	$3,135	$2,898

Deferred tax liabilities:
Fixed assets	(99)	(144)
Right of use asset	(123)	(347)
Total deferred tax liability	$(222)	$(491)

Net deferred tax asset	$2,913	$2,407

The Company recognized a net taxable gain in connection with the Microlab and CommAgility divestitures which resulted in utilization of a portion of our federal and NJ state net operating loss carryforwards.

The Company has domestic federal and state net operating loss carryforwards as of December 31, 2022 of approximately $5.2 million and $33.3 million, respectively, which begin to expire in 2029. $689,000 of the federal net operating loss carryforward have no expiration.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income on a federal and N.J. basis in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s valuation allowances of approximately $3.2 million as of December 31, 2022 and 2021, are associated with the Company’s state net operating loss carryforward and a state research and development credit. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of December 31, 2022, management believes that it is more likely than not that the Company will fully realize the benefits of its deferred tax assets associated with its domestic federal net operating loss carryforward.

The Company does not have any material unrecognized tax positions and does not anticipate a significant increase or decrease in unrecognized tax positions within the next twelve months.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Warranties

The Company typically provides one to three year warranties on all of its products covering both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period if the proper preventive maintenance procedures have been followed by its customers.

Risks and Uncertainties

Environmental risks

As a result of the Microlab divestiture, the Company filed a General Information Notice with the New Jersey Department of Environmental Protection (“NJDEP”) for our corporate headquarters in Parsippany, N.J. in accordance with the New Jersey Industrial Site Recovery Act (“ISRA”). Additionally, the Company engaged a Licensed Site Remediation Professional (“LSRP”) to perform a Preliminary Assessment (“PA”) and Site Investigation (“SI”) in accordance with the provisions of ISRA. In accordance with ISRA, in February 2022, the Company posted a $100,000 letter of credit with the NJDEP. The PA identified several areas requiring further environmental investigation which were addressed as part of the SI report.

In December 2022, the Company received an SI report from the LSRP. The SI report identified several areas requiring additional investigation most notably elevated concentrations of hazardous substances in the groundwater that were above state and federal limits. The SI report also stated that it appears the groundwater contamination predates our occupancy at our headquarters. We engaged our LSRP to perform additional testing in the first quarter of 2023 to further refine the Company’s understanding of the contamination. As a result of the testing performed in the first quarter of 2023, it is suspected that the groundwater contamination originated from an offsite source. Further testing is being conducted to validate the findings.

As the Company believes that hazardous substances in soil and groundwater at our Parsippany headquarters predate our occupancy and/or were caused by unrelated third parties, we believe that others, and not the Company, should be responsible for the cost of remediation. However, we cannot guarantee that we will be successful in absolving the Company of the remediation liability. Based on our reasonable position that we did not cause the contamination we do not think our potential liability would be material.

In fiscal 2022 the Company incurred approximately $140,000 in expenses related to testing and assessments associated with ISRA which are recorded as general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2022, the Company has not accrued a liability related to the estimated remediation expenses due to the fact that the Company does not believe it should be ultimately responsible for the remediation.

General operating risks

Recent inflationary pressures have increased the cost of energy and raw materials and may adversely affect our results of operations. If inflation continues to rise and further impact the cost of energy and raw materials, we may not be able to offset cost increases to our products through price adjustments without negatively impacting consumer demand, which could adversely affect our sales and results of operations.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is set forth under “Director Nominees and Executive Officers of the Company”, “Code of Business Conduct and Ethics” and “Corporate Governance Guidelines and Committees of the Board of Directors” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item is set forth under “Executive Compensation”, “Compensation for the Named Executive Officers in 2022 and 2021”, “Director Compensation for 2022” and “Certain Relationships and Related Transactions” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about our equity compensation plans is set forth under “Equity Compensation Plan Information” in Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

The information about security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Guidelines and Committees of the Board of Directors” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item is set forth under “Fees Paid to Principal Accountants” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Report of Independent Registered Public Accounting Firm	27
		Consolidated Balance Sheets as of December 31, 2022 and 2021	29
		Consolidated Statements of Operations and Comprehensive Loss for the Two Years ended December 31, 2022	30
		Consolidated Statements of Changes in Shareholders’ Equity for the Two Years ended December 31, 2022	31
		Consolidated Statements of Cash Flows for the Two Years ended December 31, 2022	32
		Notes to Consolidated Financial Statements	33

	(2)	All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3)	Exhibits

3.1	Restated Certificate of Incorporation of Wireless Telecom Group, Inc. (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group Inc.’s Annual Report on Form 10-K/A filed on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group, Inc.’s Current Report on Form 8-K, filed on July 1, 2016, Commission File No. 011-11916)

4.1	Description of securities

10.1	Securities Purchase Agreement dated as of December 4, 2022 by and among Wireless Telecom Group, Inc., Wireless Telecommunications Group, LTD, E-Space Acquisitions LLC and eSpace Inc., as guarantor (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with SEC on December 5, 2022, Commission File No. 001-11916)

10.2	Membership Interest Purchase Agreement dated as of December 16, 2021 by and among RF Industries Ltd., Wireless Telecom Group, Inc. and Microlab/FXR LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 20, 2021, Commission File No. 001-11916)

10.3*	Amended and Restated Executive Employment Agreement by and between Wireless Telecom Group, Inc. and Timothy Whelan dated January 31, 2022 (incorporated by reference to Exhibit 10.43 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.4 *	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Michael Kandell (incorporated by reference to Exhibit 10.44 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.5*	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Daniel Monopoli (incorporated by reference to Exhibit 10.45 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.6*	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Alfred Rodriguez (incorporated by reference to Exhibit 10.46 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.7	Sublease Agreement dated as of December 16, 2021, by and between Boonton Electronics Corp. and RF Industries Ltd. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q filed with the SEC on May 11, 2022, Commission File No. 001-11916)

10.8*	2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Annex A to the Definitive Proxy Statement of Wireless Telecom Group, Inc., filed with the SEC on April 30, 2012)

10.9*	Form of Restricted Stock Award Agreement under 2012 Incentive Compensation Plan (incorporated herein by reference Exhibit 10.11 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on April 1, 2013, Commission file No. 1-11916)

10.10*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2013, Commission File No. 1-11916)

10.11*	Amended and Restated 2012 Incentive Compensation Plan of Wireless Telecom Group, Inc. (incorporated herein by reference to Appendix A to Wireless Telecom Group Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2014)

10.12	Fifth Amendment to Lease Agreement, dated May 1, 2015 and retroactively effective as of April 1, 2015, by and between Icon Keystone NJP III Owner Pool 4 NJ, LLC and Boonton Electronics Corporation (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on May 12, 2015, Commission File No. 001-11916)

10.13*	Executive Employment Agreement, dated June 30, 2016, between Wireless Telecom Group, Inc. and Timothy Whelan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 001-11916)

10.14*	Employment Letter Agreement, dated December 1, 2016, between Wireless Telecom Group, Inc. and Michael Kandell (incorporated herein by reference to Exhibit 10.12 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 20, 2017, Commission File No. 001-11916)

10.15	Settlement Agreement and Site Release, dated December 16, 2016, by and among Wireless Telecom Group, Inc., Boonton Electronics Corp., WTT Acquisition Corp., Century Indemnity Company, as successor to Insurance Company of North America and Federal Insurance Company (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on December 22, 2016, Commission File No. 001-11916)

10.16	Share Purchase Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Wireless Telecommunications, Ltd., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.17	Registration Rights Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.18	Lock Up Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.19	Voting Agreement, dated February 17, 2017, by and among Wireless Telecom Group, Inc., Edward De Salis Young, Paul Moakes, Simon Pack and Martin Hollinshead (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 21, 2017, Commission File No. 001-11916)

10.20*	Amendment to Executive Employment Agreement by and between Wireless Telecom Group, Inc. and Timothy Whelan dated June 9, 2017 (incorporated herein by reference to Exhibit 10.8 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 001-11916)

10.21*	Form of non-employee director Restricted Stock Unit grant agreement (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2018, Commission File No. 001-11916)

10.22*	Form of Stock Option Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan for grants after February 11, 2019 (incorporated herein by reference to Exhibit 10.26 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2020, Commission File No. 001-11916)

10.23*	Form of Restricted Stock Award Agreement under the Wireless Telecom Group Inc.’s 2012 Incentive Compensation Plan for grants after February 11, 2019 (incorporated herein by reference to Exhibit 10.27 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2020, Commission File No. 001-11916)

10.24	Share Purchase Agreement, dated as of November 13, 2019, among Wireless Telecom Group Inc., Holzworth Instrumentation Inc., Jason Breitbarth, Joe Koebel and Leyla Bly, and Jason Breitbarth as the designated representative of Sellers (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on November 18, 2019, Commission File No. 001-11916)

10.25	Form of Lock-up and Voting Agreement (incorporated herein by reference to Exhibit 99.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on November 18, 2019, Commission File No. 001-11916)

10.26	First Amendment to Share Purchase Agreement, dated January 31, 2020, by and among Wireless Telecom Group, Inc. and Holzworth Instrumentation Inc., Jason Breitbarth, Joe Koebel and Leyla Bly (“Sellers”), and Jason Breitbarth as the designated representative of Sellers (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 4, 2020, Commission File No. 001-11916)

10.27	Warrant dated February 7, 2020, by Wireless Telecom Group, Inc. in favor of Muzinich BDC, Inc. (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group Inc.’s Current Report on Form 8-K, filed on February 13, 2020, Commission File No. 001-11916)

10.28	Second Amendment to Share Purchase Agreement, dated February 19, 2021, by and among Wireless Telecom Group, Inc. and Holzworth Instrumentation Inc., Jason Breitbarth, Joe Koebel and Leyla Bly (“Sellers”), and Jason Breitbarth as the designated representative of Sellers (incorporated herein by reference to Exhibit 10.33 to Wireless Telecom Group, Inc.’s Annual Report on Form 10-K, filed on March 19, 2021, Commission File No. 001-11916)

10.29*	Wireless Telecom Group, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2021, Commission File No. 001-11916)

10.30*	Form of Restricted Stock Award Agreement under Wireless Telecom Group, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2021, Commission File No. 001-11916)

10.31*	Form of Stock Option Award Agreement under Wireless Telecom Group, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2021, Commission File No. 001-11916)

10.32*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under Wireless Telecom Group, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2021, Commission File No. 001-11916)

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (PKF O’Connor Davies, LLP)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350

32.2	Certification pursuant to 18 U.S.C. section 1350

100.1	The following financial statements from Wireless Telecom Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March , 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Securities 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*	Denotes a management contract or compensatory plan or arrangement.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Date: March 23, 2023	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Gibson	Chairman of the Board	March 23, 2023
Scott Gibson

/s/ Timothy Whelan	Chief Executive Officer	March 23, 2023
Timothy Whelan

/s/ Michael Kandell	Chief Financial Officer	March 23, 2023
Michael Kandell

/s/ Michael Millegan	Director	March 23, 2023
Michael Millegan

/s/ Allan D.L. Weinstein	Director	March 23, 2023
Allan D.L. Weinstein

/s/ Jennifer Fritzsche	Director	March 23, 2023
Jennifer Fritzsche

/s/ Alan Bazaar	Director	March 23, 2023
Alan Bazaar

