Form 10-Q
period 2023-03-31
WIRELESS TELECOM GROUP INC
filed 2023-05-15
CIK 878828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of May 2, 2023: 21,321,047

WIRELESS TELECOM GROUP, INC.

Form 10-Q

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	March 31 2023	December 31 2022
CURRENT ASSETS
Cash & cash equivalents	$19,555	$20,707
Accounts receivable - net of reserves of $100 and $100, respectively	3,921	4,762
Inventories - net of reserves of $503 and $499, respectively	6,208	5,087
Prepaid expenses and other current assets	2,151	1,685
TOTAL CURRENT ASSETS	31,835	32,241

PROPERTY PLANT AND EQUIPMENT - NET	420	467

OTHER ASSETS
Goodwill	6,000	6,000
Acquired intangible assets, net	2,444	2,588
Deferred income taxes	3,075	2,913
Right of use assets	432	579
Other assets	173	185
TOTAL OTHER ASSETS	12,124	12,265

TOTAL ASSETS	$44,379	$44,973

CURRENT LIABILITIES
Accounts payable	$1,482	$480
Short term leases	132	251
Accrued expenses and other current liabilities	2,198	2,693
Deferred revenue	129	123
TOTAL CURRENT LIABILITIES	3,941	3,547

LONG TERM LIABILITIES
Long term leases	330	364
Other long term liabilities	17	24
TOTAL LONG TERM LIABILITIES	347	388

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 75,000,000 shares authorized 36,437,693 and 36,440,636 shares issued, 21,371,047 and 21,438,571 shares outstanding	365	365
Additional paid in capital	52,880	52,764
Retained earnings	14,202	15,143
Treasury stock at cost, 15,066,646 and 15,002,965 shares	(27,356)	(27,234)
TOTAL SHAREHOLDERS’ EQUITY	40,091	41,038

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,379	$44,973

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31
	2023	2022
Net revenues	$5,175	$6,059

Cost of revenues	2,227	2,551

Gross profit	2,948	3,508

Operating expenses
Research and development	409	495
Sales and marketing	1,040	994
General and administrative	2,881	2,797
Total operating expenses	4,330	4,286

Operating loss	(1,382)	(778)

Loss on extinguishment of debt	-	(792)
Other income/(expense)	104	95
Interest income/(expense)	175	(177)

Loss before taxes	(1,103)	(1,652)

Tax benefit	(162)	(856)

Net loss from continuing operations	$(941)	$(796)

Net income from discontinued operations, net of taxes	-	10,993
Net income/(loss)	$(941)	$10,197

Other comprehensive income/(loss):
Foreign currency translation adjustments	-	(137)
Comprehensive income/(loss)	$(941)	$10,060

Loss per share from continuing operations:
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

Income per share from discontinued operations:
Basic	$-	$0.49
Diluted	$-	$0.49

Income/(loss) per share:
Basic	$(0.04)	$0.45
Diluted	$(0.04)	$0.45

Weighted average shares outstanding:
Basic	21,363	22,603
Diluted	21,363	22,603

In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months
	Ended March 31
	2023	2022
CASH FLOWS USED BY OPERATING ACTIVITIES
Net income/(loss)	$(941)	$10,197
Adjustments to reconcile net (loss)/income to net cash used by operating activities:
Depreciation and amortization	231	433
Loss on extinguishment of term debt	-	792
Gain on sale of Microlab	-	(16,403)
Amortization of debt issuance fees	-	55
Share-based compensation expense	116	330
Deferred rent	(7)	(7)
Deferred income taxes	(162)	3,265
Provision for doubtful accounts	-	(16)
Inventory reserves	6	24
Changes in assets and liabilities, net of divestiture:
Accounts receivable	842	(1,411)
Inventories	(1,127)	(132)
Prepaid expenses and other assets	(322)	(184)
Accounts payable	1,002	304
Deferred revenue	5	(317)
Accrued expenses and other liabilities	(648)	(505)
Net cash used by operating activities	(1,005)	(3,575)

CASH FLOWS PROVIDED/(USED) BY INVESTING ACTIVITIES
Capital expenditures	(25)	(151)
Deferred purchase price payment	-	(250)
Divestiture of Microlab, net	-	22,753
Net cash provided/(used) by investing activities	(25)	22,352

CASH FLOWS USED BY FINANCING ACTIVITIES
Term loan repayments	-	(4,104)
Proceeds from exercise of stock options	-	24
Shares withheld for employee taxes	(122)	(19)
Net cash (used) by financing activities	(122)	(4,099)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	(78)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,152)	14,600

Cash and Cash Equivalents, at Beginning of Period	20,707	4,472

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$19,555	$19,072

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$-	$122
Cash paid during the period for income taxes	$-	$12

See accompanying Notes to Consolidated Financial Statements.

WIRELESS TELECOM GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2022	35,915,636	$359	$51,555	$554	$(24,619)	$771	$28,620

Net income/(loss)	-	-	-	10,197	-	-	10,197
Issuance of shares in connection with stock options exercised	15,000	-	24	-	-	-	24
Issuance of restricted stock	300,000	3	(3)	-	-	-	-
Shares withheld for employee taxes	-	-	-	-	(19)	-	(19)
Share-based compensation expense	-	-	330	-	-	-	330
Cumulative translation adjustment	-	-	-	-	-	(137)	75
Balances at March 31, 2022	36,230,636	$362	$51,906	$10,751	$(24,638)	$634	$39,015

	Common Stock Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balances at January 1, 2023	36,440,636	$365	$52,764	$15,143	$(27,234)	$-	$41,038

Net income/(loss)	-	-	-	(941)	-	-	(941)
Forfeiture of common stock	(2,943)	-	-	-	-	-	-
Shares withheld for employee taxes	-	-	-	-	(122)	-	(122)
Share-based compensation expense	-	-	116	-	-	-	116
Balances at March 31, 2023	36,437,693	$365	$52,880	$14,202	$(27,356)	$-	$40,091

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

As more fully described in Note 3 below, on March 1, 2022, the Company completed the sale of Microlab to RF Industries, Ltd and on December 30, 2022 completed the sale of CommAgility to E-Space Acquisitions, LLC. Subsequent to the divestitures of Microlab and CommAgility, the Company is comprised of the T&M business which is made up of our Boonton, Noisecom and Holzworth brands. The T&M business provides radio frequency (“RF”) and microwave test equipment and low phase noise RF synthesizers to equipment manufacturers, aerospace and defense companies, military and government agencies, satellite communication companies, semiconductor companies and other global technology companies.

Our consolidated financial statements as of and for the three months ended March 31, 2023 include the accounts of Noiscom, Boonton and Holzworth and have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). In accordance with applicable accounting guidance, the results of Microlab and CommAgility are presented as discontinued operations in the consolidated financial statements for the three months ended March 31, 2022. All intercompany transactions and balances have been eliminated in consolidation.

It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s latest annual report (Form 10-K).

The Company’s fiscal periods are based on the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate the Company’s fiscal periods ended March 31, 2023 and March 31, 2022, and references to “year-end” indicate the fiscal year ended December 31, 2022.

Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements referred to above contain allnecessary adjustments, consisting of normal accruals and recurring entries, which are necessary to fairly present the Company’s results for the interim periods being presented.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2022. Specific reference is made to that report since certain information and footnote disclosures normally included in financial statements in accordance with US GAAP have been reduced for interim periods in accordance with SEC rules.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Recent inflationary pressures and the conflict between Russia and Ukraine have negatively impacted regional and global economies, disrupted global supply chains and created significant volatility and disruption of financial markets. Although these disruptions did not impact our estimates and judgements as of the date of this report, it is reasonably possible that our accounting estimates and judgements may change as new events occur and additional information becomes available or is obtained. Furthermore, actual results could differ materially from our estimates as of the date of issuance of this Quarterly Report on Form 10-Q under different assumptions or conditions.

For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

One customer accounted for 19.0% and 14.1% of consolidated revenue for the three months ended March 31, 2023 and 2022, respectively.

One customer accounted for 15.4% and 16.5% of consolidated accounts receivable as of March 31, 2023 and December 31, 2022, respectively.

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

Accounts Receivable

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses in accordance with ASU 2016-13 Financial Instruments – Credit Losses (Topic 326). We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the allowance for credit losses was $100,000.

Segments

The Company evaluates its financial reporting in accordance with ASC 280 Segment Reporting. As a result of the Microlab and CommAgility divestitures and the reclassification of their results of operations to discontinued operations in accordance with ASC 205-20, the Company’s results from continuing operations are considered one segment.

NOTE 2 – Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. This pronouncement is effective for small reporting companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022. The adoption of the standard on January 1, 2023 did not have a material impact on our consolidated financial statements.

NOTE 3 – Discontinued Operations

Microlab

On December 16, 2021, the Company and its wholly owned subsidiary Microlab entered into a Membership Interest Purchase Agreement (the “Microlab Purchase Agreement”) with RF Industries, Ltd., a Nevada corporation (the “RF Industries”) whereby RF Industries agreed to purchase 100% of the membership interests in Microlab for a purchase price of $24,250,000, subject to certain adjustments as set forth in the Microlab Purchase Agreement. The board of directors of each of the Company and the Buyer unanimously approved the Microlab Purchase Agreement and the transactions contemplated thereby (collectively, the “Microlab Transaction”). On February 25, 2022, the shareholders of the Company approved the transaction at a Special Meeting of Shareholders held virtually via live webcast and on March 1, 2022, the Microlab Transaction closed.

At closing the Company received approximately $22.8 million in proceeds net of indemnification and purchase price adjustment holdbacks of $150,000 and $100,000, respectively, and direct expenses of approximately $1.1 million including fees to our advisors. In July 2022, the Company received $225,000 in final purchase price adjustment primarily related to the working capital adjustment and on March 1, 2023 the Company received the indemnification holdback amount of $150,000. In total, the Company received net proceeds of approximately $23.1 million related to the Microlab Transaction. In 2022 the Company used $4.2 million of the Microlab Transaction proceeds to repay in full our outstanding term loan with Muzinich BDC and approximately $600,000 was used to repay in full our outstanding revolver balance related to the Bank of America credit agreement. The Company terminated both the Muzinich term loan and Bank of America credit facility as of the Microlab Transaction date. Additionally, concurrent with the closing, the Company entered into a sublease with RF Industries for approximately one-half of the square footage of our corporate headquarters in Parsippany, NJ.

The Transaction was treated as a sale of the assets and liabilities of Microlab to RF Industries for U.S. federal and applicable state income tax purposes.

In accordance with ASC 205-20 Discontinued Operations, the results of Microlab are presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended March 31, 2022 and, as such, have been excluded from continuing operations.

The following table summarizes the significant items included in income from discontinued operations for Microlab, net of tax in the Consolidated Statement of Operations and Comprehensive Income/(Loss) for the three months ended March 31, 2022 (in thousands):

March 31, 2022
Net revenues	$2,477
Cost of revenues	1,626
Gross profit	851
Operating expenses	693
Gain on divestiture, net of expenses	16,403
Income from Discontinued Operations before income taxes	16,561
Income tax expense	4,891
Income from Discontinued Operations, net of income taxes	$11,670

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

The CommAgility Transaction closed on December 30, 2022 and the Company received net proceeds of $12.2 million which is comprised of the cash consideration of $13.8 million less direct expenses of approximately $1.6 million. The note payable of $750,000 was offset by agreed-upon reductions of $650,000 for a net balance of approximately $100,000 which is due one year from the transaction close or upon a change in control as defined in the CommAgility Purchase Agreement. The note receivable balance of $100,000 was further offset by the 2023 UK transaction taxes of approximately $69,000 so the expected net proceeds of the note now is approximately $31,000.

In accordance with ASC 205-20 Discontinued Operations, the results of CommAgility are presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended March 31, 2022 and, as such, have been excluded from continuing operations.

The following table summarizes the significant items included in income from discontinued operation for CommAgility, net of tax in the Consolidated Statement of Operations and Comprehensive Income/(Loss) for the three months ended March 31, 2022 (in thousands):

March 31, 2022
Net revenues	$1,537
Cost of revenues	690
Gross profit	847
Operating expenses	1,526
Other income	6
Gain on divestiture, net of expenses	-
Income from Discontinued Operations before income taxes	(673)
Income tax (benefit)	4
Income from Discontinued Operations, net of income taxes	$(677)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for the three months ended March 31, 2022. Depreciation and amortization expense in the three months ended March 31, 2022 for Microlab was not material and for CommAgility was $154,000. Capital expenditures in the three months ended March 31, 2022 for Microlab was not material and for CommAgility was $108,000.

NOTE 4 – Leases

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

All of the Company’s leases are operating leases and are presented as right of use lease asset, short term lease liability and long term lease liability on the consolidated balance sheets as of March 31, 2023 and December 31, 2022. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

Cash paid for amounts included in the present value of operating lease liabilities was $169,000 and $156,000 during the three months ended March 31, 2023 and 2022, respectively, and was included in operating cash flows.

Operating lease costs for the three months ended March 31, 2023 and March 31, 2022 were $147,000.

The following table presents information about the amount and timing of cash flows arising from the Company’s leases as of March 31, 2023:

(in thousands)	March 31, 2023
Maturity of Lease Liabilities
Remainder of 2023	$116
2024	158
2025	163
2026	69
Total undiscounted operating lease payments	506
Less: imputed interest	(44)
Present value of operating lease liabilities	$462

Balance sheet classification
Current lease liabilities	$132
Long-term lease liabilities	330
Total operating lease liabilities	$462

Other information
Weighted-average remaining term (months) for operating leases	41
Weighted-average discount rate for operating leases	5.88%

On March 31, 2023, the Company entered into the Sixth Amendment to the lease for our corporate headquarters and operating facility for our Boonton and Noisecom brands in Parsippany, New Jersey. The term of the lease was extended for a period of twelve months, commencing April 1, 2023 and expiring on March 31, 2024 for a fixed monthly rent of $60,933. Due to the short term nature of this extension the lease extension will not be recorded on the balance sheet.

On March 1, 2022, the Company entered into a sublease for approximately one-half of the corporate headquarters in Parsippany N.J. with RF Industries, Ltd. The sublease co-terminated with the master lease on March 31, 2023. The Company evaluated the sublease in accordance with ASC 842 Leases and determined that the sublease is an operating lease. Accordingly, sublease income is recognized on the Consolidated Statement of Operations as other income. On March 31, 2023 the sublease was extended for a period of four months at a fixed monthly rent of $31,075.

NOTE 5 – Disaggregated Revenue

We disaggregate our revenue from contracts with customers by product family and geographic location as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below (in thousands).

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Total net revenues by revenue type
Signal generators and components	$3,240	$3,472
Signal analyzers and power meters	1,391	2,093
Services	544	494
Total net revenue	$5,175	$6,059

Total net revenues by geographic areas
Americas	$4,041	$4,081
EMEA	565	632
APAC	569	1,346
Total net revenue	$5,175	$6,059

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

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses. The Company’s major tax jurisdictions are New Jersey, Colorado and California . The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

As of March 31, 2023, the Company’s net deferred tax asset of $3.1 million is net of a valuation allowance of approximately $3.1 million which is associated with the Company’s state net operating loss carryforward and a state research and development credit.

The Company recorded a tax benefit of $162,000 in the three months ended March 31, 2023 based on the estimated effective annual tax rate. In accordance with Accounting Standards Update (“ASU”) 2019-12 the Company recorded a tax provision of approximately $4.9 million related to income from discontinued operations and a tax benefit of approximately $856,000 related to loss from continuing operations for the three months ended March 31, 2022.

NOTE 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period and, when dilutive, potential shares from stock options using the treasury stock method, the weighted average number of unvested restricted shares, the weighted-average number of restricted stock units, and the weighted average number of warrants to purchase common stock outstanding for the period. Shares from stock options are included in the diluted earnings per share calculation only when options exercise prices are lower than the average market value of the common shares for the period presented. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	For the Three Months
	Ended March 31,
	2023	2022
Weighted average common shares outstanding	21,363,015	22,603,330
Potentially dilutive equity awards	681,656	2,467,056
Weighted average common shares outstanding, assuming dilution	22,044,671	25,070,386

For the three months ended March 31, 2023, the weighted average number of option to purchase common stock not included in potentially dilutive equity awards because the effects are anti-dilutive, or the performance condition was not met was 895,000.

For the three months ended March 31, 2022, the weighted average number of options to purchase common stock not included in potentially dilutive equity awards because the effects are anti-dilutive, or the performance condition was not met was 1,320,000. The number of shares issuable under the terms of the Holzworth earnout, if all paid in shares of common stock, was 1,340,637 and was included in potentially dilutive equity awards in the chart above.

NOTE 8 – Inventories

Inventory carrying value is net of inventory reserves of $503,000 at March 31, 2023 and $499,000 at December 31, 2022.

Inventories consist of (in thousands):
	March 31, 2023	December 31, 2022
Raw materials	$3,875	$3,450
Work-in-process	765	602
Finished goods	1,568	1,035
Total Inventory	$6,208	$5,087

NOTE 9 – Accrued Expenses and Other Current Liabilities

As of March 31, 2023, and December 31, 2022 accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31 2022
Payroll and related benefits	370	193
Accrued severance	308	-
Accrued bonus	-	625
Goods received not invoiced	306	148
Accrued commissions	317	461
Accrued professional fees	369	795
Sales and use tax	176	180
Warranty reserve	76	76
Other	276	215
Total	$2,198	$2,693

NOTE 10 – Accounting for Stock Based Compensation

The Company’s results for the three months ended March 31, 2023 and 2022 include $116,000 and $330,000, respectively, related to stock based compensation expense. Such amounts have been included in the Consolidated Statement of Operations and Comprehensive Income/(Loss) within general and administrative expenses in operating expenses. The Company accounts for forfeitures when they occur.

Incentive Compensation Plan

In the second quarter of 2021, the Company’s Board of Directors and shareholders approved the 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), which provides for the grant of equity-based and cash incentives, including restricted stock awards, restricted stock unit awards, performance unit awards, non-qualified stock options, incentive stock options and cash awards, including dividend equivalent rights to employees, officers, directors or other service providers of the Company who are expected to contribute to the Company’s future growth and success. The 2021 Incentive Plan provides for the grant of awards relating to 1.5 million shares of common stock. As of March 31, 2023, there are 378,125 shares available for grant under the 2021 Incentive Plan.

All service-based (time vesting) options granted have ten-year terms from the date of grant and typically vest annually and become fully exercisable after a maximum of five years. However, vesting conditions are determined on a grant by grant basis.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

There have been no material changes in our commitments and contingencies and risks and uncertainties as of March 31, 2023 from that previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022.

NOTE 12 – SUBSEQUENT EVENTS

There were no subsequent events or transactions other than previously disclosed (See Note 4) requiring recognition or disclosure in the consolidated financial statements, and the notes thereto, through the date the financial statements were issued.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes to those statements included in Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Revenue and Gross Profit

Net consolidated revenues decreased $884,000 or 15% due primarily to delays in shipping caused by supply chain disruption and delays in obtaining export licenses for international shipments. Backlog as of March 31, 2023 was $1.6 million higher than the prior year period which underscores strong customer demand and bookings for our products.

Consolidated gross profit declined $560,000 or 16% due to lower sales volumes which resulted in lower absorption of fixed manufacturing and overhead costs.

Operating Expenses (in thousands)

	Three months ended March 31,
	Operating Expenses		% of Revenue		Change
	2023	2022	2023	2022	Amount	Pct.
Research and development	$409	$495	7.9%	8.2%	$(86)	-17.4%
Sales and marketing	1,040	994	20.1%	16.4%	46	4.6%
General and administrative	2,881	2,797	55.7%	46.2%	84	3.0%
Total operating expenses	$4,330	$4,286	83.7%	70.7%	$44	1.0%

Research and development expenses declined 17.4% due primarily to lower headcount and third party consulting expenses as compared to the prior year.

Sales and marketing expenses increased 4.6% from the prior year period due primarily to higher headcount compared to the prior year partially offset by lower commissions expense.

General and administrative expenses increased 3.0% from the prior year period due primarily to higher accrued severance expenses associated with an employee separation and higher legal expenses partially offset by lower stock compensation expense and various other reductions in administrative expenses as compared to the prior year.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in the prior year represents the write off of unamortized debt costs associated with our Term Loan Facility with Muzinich BDC and Credit Facility with Bank of America N.A. which were repaid in full and terminated on March 1, 2022.

Other Income/(Expense)

Other income increased $9,000 from the prior year primarily due to higher sublease income which was partially offset partially by lower gains on sales of assets.

Interest Income/(Expense)

Interest income in the three months ended March 31, 2023 is due to interest received on our cash balance. Interest expense in the prior year period is due to our then outstanding term loan which was repaid on March 1, 2022.

Taxes

Consolidated tax benefit decreased $694,000 from the prior year period due to a higher estimated taxable income in the current year.

Net loss from continuing operations

Consolidated net loss from continuing operations for the first quarter 2023 increased $145,000 from the prior year primarily due to lower gross profit driven by lower sales volumes and a lower tax benefit only partially offset by interest income in the current year and the loss on extinguishment of debt in the prior year period.

Net income from discontinued operations, net of tax

Net income from discontinued operations, net of tax in the first quarter of 2022 is comprised of the pre divestiture net income of Microlab of $158,000 and the net gain on sale of Microlab of approximately $16.4 million net of tax provision of approximately $4.9 million and net loss of CommAgility net of tax of $677,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023 our consolidated cash balance was approximately $19.6 million. Our cash is disbursed amongst three operating accounts, a liquid money market account and a liquid overnight investment account which is fully insured by the Federal Deposit Insurance Corporation (“FDIC”). Our cash balances in the operating accounts and the money market account at times may exceed FDIC limits. We expect our cash balance and cash generated from operations will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The Microlab Transaction was be treated as a sale of the assets and liabilities of Microlab to RF Industries for U.S. federal and applicable state income tax purposes and resulted in a net taxable gain. The CommAgility Transaction was treated as a sale of stock for U.S. federal and applicable state income tax purposes and resulted in a net taxable loss. We utilized approximately $9.8 million of our federal net operating loss carryforwards and approximately $8.0 million of our New Jersey state net operating loss carryforwards to offset the net taxable gain generated from the 2022 divestitures. As of December 31, 2022, after utilization of the net operating loss carryforwards, the Company has $5.2 million in U.S. federal net operating loss carryforwards and $33.3 million in New Jersey state net operating loss carryforwards.

The Company currently is pursuing possible strategic opportunities which may require use of the Company’s capital resources. The Company may incur costs as a result of such activities and such activities may affect the Company’s liquidity in future periods.

Operating Activities

Cash used by operating activities decreased $2.6 million from the prior year period primarily due to a lower working capital investment resulting from increased accounts payable and decreased accounts receivable.

Investing Activities

Cash used by investing activities in the current quarter was $25,000 due to capital expenditures. Prior year cash provided by investing activities of $22.4 million included $22.8 million of proceeds from the divestiture of Microlab.

Financing Activities

Cash used by financing activities decreased $4.0 million from the prior year period due primarily to the full repayment of the Muzinich Term Loan Facility on March 1, 2022.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, the Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies other than adoption of ASU 2016-13 or significant accounting estimates as disclosed in our 2022 Form 10-K.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, without limitation, some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about our expectations that our existing cash balance and cash generated by operations will be sufficient to meet our liquidity needs for at least the next twelve months. Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results, including, among others, the ongoing impact that the conflict in Ukraine and related sanctions have had and may continue to have on our business, supply chain, transportation costs, and our backlog; the impact inflation has had and is expected to continue to have on our business and the economy in general, our dependency on capital spending on wireless test equipment by our customers and end users; the impact of the loss of any significant customers; the ability of our management to successfully implement our evolving business plan; the impact of competitive products and pricing; our abilities to protect our intellectual property rights and our ability to manage risks related to our information technology and cyber security as well as other risks and uncertainties set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements speak only as of the date of this release and the Company does not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise, except as required by law.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2022 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No material changes in the quarter.

Item 1A. Risk Factors

The Federal debt ceiling negotiations may introduce additional volatility in the U.S. economy

The U.S. government is expected to hit its debt ceiling in June 2023. Protracted negotiations concerning the debt ceiling, the government’s failure or expected failure to raise the ceiling, or the possibility of a government shutdown, including the risk of a U.S. credit rating downgrade or default, may introduce additional volatility in the U.S. economy. This may cause disruptions in the financial markets, impact interest rates, and result in other potential unforeseen consequences. In such an event, our liquidity, financial condition and results of operations may be materially and adversely affected.

There have been no other material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Wireless Telecom Group, Inc. (incorporated herein by reference to Exhibit 3.1 to Wireless Telecom Group Inc.’s Annual Report on Form 10-K/A filed on April 22, 2005, Commission File No. 1-11916)

3.2	Amended and Restated By-laws, as amended on April 7, 2020 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2020, Commission File No. 001-11916)

10.1	Sixth Amendment to Lease (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 3, 2023).

10.2	Ratification of Assignment and Assumption of Sublease and Amendment to Sublease (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 3, 2023)

10.3	Confidential Separation Agreement and General Release by and between Alfred Rodriguez and Wireless Telecom Group, Inc.

10.4	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Daniel Monopoli (incorporated by reference to Exhibit 10.45 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.5	Amended Employment Letter Agreement, dated January 31, 2022, between Wireless Telecom Group, Inc. and Alfred Rodriguez (incorporated by reference to Exhibit 10.44 to our Current Report on Form 10-K filed with the SEC on March 17, 2022, Commission File No. 001-11916)

10.6	Sublease Agreement dated as of December 16, 2021, by and between Boonton Electronics Corp. and RF Industries Ltd (incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q filed with the SEC on May 11, 2022, Commission File No. 001-11916).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Wireless Telecom Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31,2021, filed on May 13, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS TELECOM GROUP, INC.

Dated: May 15, 2023
	By:	/s/ Timothy Whelan
Timothy Whelan
Chief Executive Officer

Dated: May 15, 2023
	By:	/s/ Michael Kandell
Michael Kandell
Chief Financial Officer

